Form 10-K
CITY HOLDING CO
filed 1995-03-31
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File Number
   December 31, 1994                                        0-11733

                            CITY HOLDING COMPANY
           (Exact name of registrant as specified in its charter)


        West Virginia                                   55-0619957
(State of other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)

                      3601 MacCorkle Avenue, Southeast
                      Charleston, West Virginia 25304
                       (Address of principal offices)

Registrant's telephone number, including area code: (304) 925-6611

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 28, 1995 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

Aggregate Market Value -- $103,887,795

The number of shares outstanding of the issuer's common stock as of March 28, 1995:

Common Stock, $2.50 Par Value -- 3,777,738 shares

The total number of pages are  142.  Exhibit Index is located on page  18 .

DOCUMENTS INCORPORATED BY REFERENCE




Documents                                      Part of Form 10-K
                                               into which Document
                                               is incorporated

Portions of the Annual                         Part I, Item 1; Part
  Report to Shareholders                       II, Items 5, 6, 7,
  of City Holding Company                      and 8; Part III, Item
  for the year ended                           13; Part IV, Item 14.
  December 31, 1994.

Portions of City Holding                       Part III, Items 10,
  Company's Proxy statement                    11, 12 and 13.
  for the 1995 Annual
  Meeting of Shareholders.

                            FORM 10-K INDEX
PART I                                                    Page

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . 4

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . 9

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . .10

Item 4.   Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . . .10

PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters . . . . . . . . . .11

Item 6.   Selected Financial Data . . . . . . . . . . . . .11

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . .. .. . .11

Item 8.   Financial Statements and Supplementary Data . . .11

Item 9.   Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure. . . . .11

PART III

Item 10.  Directors and Executive Officers of
            Registrant. . . . . . . . . . . . . . . . . . .12

Item 11.  Executive Compensation  . . . . . . . . . . . . .12

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . .12

Item 13.  Certain Relationships and Related
            Transactions. . . . . . . . . . . . . . . . . .12

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . .13

          Signatures. . . . . . . . . . . . . . . . . . . .17

          Exhibit Index . . . . . . . . . . . . . . . . . .18

PART I

Item 1      Business

(a)  General Development of Business

               The  Registrant, City  Holding Company,  is a  West Virginia
corporation chartered as of March 12, 1982. City Holding Company is a duly qualified bank holding company under the Bank Holding Company Act of 1956, as amended. City Holding Company currently has eight banking subsidiaries and three nonbanking subsidiaries (collectively, the "Subsidiaries") All of the subsidiaries are wholly-owned. The Company acquired Hinton Financial Corporation and its subsidiary, The First National Bank of Hinton, West Virginia in December 1994. In addition, the Company acquired the remaining 33% of the First National Bank - Beckley which was subsequently merged into First State Bank and Trust. City Mortgage Corporation, a full service mortgage banking company whose principal place of business is in Pittsburgh, Pennsylvania and City Financial Corporation, a full service securities brokerage and investment advisory company, whose principal place of business is in City National's main location are two non-banking subsidiaries that were formed by City Holding Company during 1993. City Holding Company's third non-banking subsidiary is Hinton Financial Corporation, which owns all of the capital stock of The First National Bank of Hinton and does not conduct any additional business.

               On March 14, 1995, the Company signed an Agreement and Plan of Merger (included elsewhere within) with First Merchants Bancorp ("FMB") and its wholly-owned subsidiary, Merchants National Bank ("Merchants") pursuant to which the Company will merge FMB into itself and Merchants will become a wholly owned subsidiary of the Company. The acquisition has been approved by the board of directors of both institutions and awaits approval by shareholders and regulatory authorities.

(b)  General Description of Business

               City Holding Company operates as a multi-bank holding company and is dependent upon the Subsidiaries for cash necessary to pay expenses, and dividends to its stockholders, and to meet debt service requirements.

               City Holding Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with Federal, State and local provisions enacted or adopted relating to environmental protection.

               The Banking Subsidiaries are engaged in the business of banking by receiving and paying deposits; by negotiating promissory notes, drafts, bills of exchange and other evidence of debt; by buying and selling exchange; by loaning money secured by personal or real property, or both; by dealing in securities and stocks without recourse solely upon order, and for the account of customers, except for purchases of investment securities for its account under limitations and restrictions imposed by regulations of the Comptroller of the Currency; by providing trust services; by supplying credit card services as a licensee of Visa and MasterCard; by providing safe deposit box facilities and miscellaneous other services rendered by a full service bank.

               The City National Bank of Charleston is a community bank serving the Kanawha City section of Charleston and municipalities and rural areas to the east. The Bank operates five branches serving all of Kanawha County. The Peoples Bank of Point Pleasant, a state-chartered bank located in Point Pleasant, West Virginia, serves the western portion of Mason County. Point Pleasant's two branch banks located in Mason and New Haven serve the northern portion of Mason County. First State Bank & Trust, a state-chartered bank located in Rainelle, West Virginia, serves Greenbrier County and Raleigh County. First State Bank operates branches in Rainelle (Park Center Office), Rupert, Sophia, and Beckley, West Virginia. Bank of Ripley, a state-chartered bank, has two locations in Ripley, West Virginia, and serves Jackson County. Home National Bank of Sutton, operates a national bank located in Sutton, West Virginia and a branch located in Gassaway, West Virginia.

                Blue  Ridge  Bank  (Blue  Ridge),  a  de  novo  institution chartered as a state-nonmember bank in 1992 is located in Martinsburg, West Virginia, and serves Berkeley County. In October 1993, Blue Ridge assumed the insured deposits and purchased certain facilities and an insignificant amount of performing loans of the former Shenandoah Federal Savings Association in a cash transaction with the Resolution Trust Corporation. This acquisition expanded Blue Ridge from two offices to seven, located in Berkeley, Jefferson, Morgan and Grant counties. The Buffalo Bank of Eleanor a state bank, has locations in Eleanor and Winfield, West Virginia, serving Putnam County. In January, 1995, the Company renamed Buffalo as Peoples State Bank (Peoples Bank) and a new location was opened in Clarksburg, Harrison County, West Virginia. The Company anticipates that Peoples State Bank will move its headquarters to Clarksburg and transfer its Putnam County operations to City National Bank sometime in the second quarter of 1995. The First National Bank of Hinton (Hinton), operates a national bank in Summers County. City Holding Company's eight subsidiaries are consumer-oriented banks and it is anticipated they will continue to be operated as such.


               As of June 30, 1994, (the latest date available) there were four (4) banks operating in the City of Charleston. The total deposits of the commercial banks in the City of Charleston, exclusive of branch offices of banks located outside Charleston, as of June 30, 1994, were $2,453,783,000 and The City National Bank ranked 4th with $206,815,000 or 8.43%, of the total deposits in the market area. The largest competitor and smallest competitor had total deposits of $1,254,656,000 and $43,357,000, respectively. As of June 30, 1994, City Holding Company ranked 6th in total deposits of all bank holding companies in West Virginia.

               No material portion of the Subsidiaries' deposits are derived from a single person or a few persons, the loss of any one or more of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. No material portion of the Subsidiaries' loans are concentrated within a single industry or group of related industries.

(c)  Supervision and Regulation

               City Holding Company is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). In general, the Act limits the business of bank holding companies to owning or controlling banks and engaging in such other activity as the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Act requires City Holding Company to secure prior approval of the Federal Reserve before acquiring ownership or control of more than 5% of the voting shares or substantially all of the assets of another bank. As a bank holding company, City Holding Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require under the Act. The Federal Reserve also performs periodic examinations of City Holding Company and certain of its subsidiaries. City Holding Company is also subject to the supervision of the West Virginia Board of Banking and Financial Institutions. City Holding Company is required to register with the office of the Commissioner of Banking of West Virginia and file reports as requested. The Commissioner has the power to examine City Holding Company and its subsidiaries.

               City Holding Company is an affiliate of the Subsidiaries within the meaning of the Act, which imposes certain restrictions on loans by the Subsidiaries to City Holding Company; on investments by the Subsidiaries in City Holding Company's stock or securities; on the taking by the Subsidiaries of such stock or securities as collateral for loans to any borrower; on purchases by the Subsidiaries of certain assets from City Holding Company; and the payment of dividends by the Subsidiaries to City Holding Company.

               The City National Bank of Charleston, Home National Bank of Sutton and First National Bank of Hinton as national banking associations, are subject to supervision and regulation by the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation. The Peoples Bank of Point Pleasant, First State Bank & Trust, Bank of Ripley, Blue Ridge Bank and Peoples Bank are supervised and regulated by the West Virginia Board of Banking and Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. City Mortgage Corporation is subject to supervision and regulation by the Department of Housing and Urban Development (HUD), the Federal National Mortgage Association (FNMA), and indirectly through City Holding Company by the Federal Reserve. City Financial Corporation is supervised and regulated primarily by the National Association of Securities Dealers, Inc.
(NASD).

               As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the Federal Deposit Insurance Corporation, (the "FDIC") can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

               Page 13 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1994, is incorporated herein by reference.

               The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. The Comprehensive Deposit Insurance Reform and Taxpayer Protection Act of 1991, which became effective on December 19, 1991, bolsters the deposit insurance fund, tightens bank regulation and reduces the scope of federal deposit insurance as summarized below.


FDIC Funding

               The legislation bolsters the bank deposit insurance fund with $70 billion in borrowing authority and increases to $30 billion from $5 billion the amount the FDIC can borrow from the U.S. Treasury to cover the costs of bank failures. The loans, plus interest, would be repaid by premiums that banks pay on domestic deposits over the next 15 years.

Bank Regulation

               Under the legislation, regulatory supervision is linked to bank capital. Regulators established five capital levels for banks, ranging from well capitalized to critically undercapitalized. Regulatory oversight increases as capital position declines. In addition, regulators are drafting a new set of non-capital measures of bank safety, relative to underwriting standards, minimum earnings levels, and others. The legislation also requires regulators to perform annual on-site bank examinations, places limits on real estate lending by banks, and tightens auditing requirements.


Deposit Insurance

               The legislation reduces the scope of federal deposit insurance. The most significant change would end the "too big to fail" doctrine, under which the government protects all deposits in most banks, including, those exceeding the $100,000 insurance limit. The FDIC's current ability to reimburse uninsured deposits -- those over $100,000 and foreign deposits -- will be sharply limited pursuant to the legislation. The Federal Reserve Board's ability to finance banks with extended loans from its discount window also will be restricted, starting two years from enactment. In addition, only the best capitalized banks will be able to offer insured brokered deposits -- large certificates of deposit sold through brokerage firms -- or to insure accounts established under employee pension plans. The legislation instructs the FDIC to change the way it assesses banks for deposit insurance, moving from flat premiums to fees that require banks engaging in risky practices to pay higher premiums than conservatively managed banks.

               Under regulations adopted by the FDIC in December, 1993, banks are assigned to one of the following three capital groups based on their capital levels: "well-capitalized", "adequately capitalized" and "undercapitalized". Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from .23% for the best capitalized, healthiest institutions, to .31% for undercapitalized institutions with substantial supervisory concern. The Subsidiary Banks of City Holding Company have been informed that the premium for the first semiannual assessment period beginning January 1, 1995 will be .23% of insured deposits. This assessment will not materially affect the Subsidiary Bank's earnings.

               Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions, are being considered by the executive branch of the Federal government and Congress. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company.

(d)  Monetary Policies

               City Holding Company and Subsidiaries are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of City Holding Company and its subsidiaries.

(e)  Employees

               As  of   December  31,   1994,  City  Holding   Company  and
Subsidiaries employed 500 associates. Employee relations within the Subsidiaries are considered to be satisfactory. One officer-director and one director of The City National Bank of Charleston serve as officers of City Holding Company, but receive no remuneration therefor. One officer-director of The Bank of Ripley, and four officers of The City National Bank of Charleston serve as officers of City Holding Company, but receive no remuneration therefor.

(f)  Statewide Banking

               Under present West Virginia law, West Virginia banking institutions may establish branch banks either by the construction, lease or acquisition of branch bank facilities anywhere in West Virginia. West Virginia law permits any out-of-state institution to acquire a West Virginia banking institution where the state of the acquiring institution permits reciprocal acquisitions. West Virginia law also permits reciprocal interstate acquisitions of thrift institutions.

     Page 13 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1994, is incorporated herein by reference.


(g)  Statistical Information

               The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1994 and such pages are incorporated herein by reference.

                                                              Page
Description of Information                                    Reference

1.   Distribution of Assets, Liabilities and
     Stockholders' Equity; Interest Rates and
     Interest Differential


     a.        Average Balance Sheets                          5

     b.        Analysis of Net Interest Earnings               5

     c.        Rate Volume Analysis of Changes in
               Interest Income and Expense                     6

2.   Investment Portfolio

     a.        Book Value of Investments                       8

     b.        Maturity Schedule of Investments                8

     c.        Securities of Issuers Exceeding 10%
               of Stockholders' Equity                         8

3.   Loan Portfolio

     a.        Types of Loans                                  9

     b.        Maturities and Sensitivity to Changes in
               Interest Rates                                  9

     c.        Risk Elements                                  10, 11

     d.        Other Interest Bearing Assets                  N/A

4.   Summary of Loan Loss Experience                          11, 12

5.   Deposits

     a.        Breakdown of Deposits by Categories,
               Average Balance and Average Rate Paid           5

     b.        Maturity Schedule of Time Certificates of
               Deposit and Other Time Deposits of
               $100,000 or More                                9

6.   Return on Equity and Assets                               1

Item 2      Properties

               The Subsidiaries owned and/or leased properties at December 31, 1994 as described below. The City National Bank of Charleston's principal office has 35,000 square feet for banking operations. City National has five branch facilities located in Kanawha County. The two leased facilities are located in downtown Charleston and the South Hills district and contain 500 and 1,000 square feet, respectively. The other three branches located in Cross Lanes, St. Albans and Western Charleston are owned and contain 6,270, 6,400 and 700 square feet, respectively.

               The Peoples Bank of Point Pleasant's property consists of a main banking facility located at 2212 Jackson Avenue, Point Pleasant, West Virginia, and two branch banking locations at Mason and New Haven, West Virginia. The main facility, consists of 13,000 square feet of office and business space and 3,680 square feet of storage. The two branch banks located at Mason and New Haven consist of 1,512 and 6,510 square feet, respectively.

               First State Bank & Trust's main facility is located at 1218 Main Street, Rainelle, West Virginia. The interior of the banking facility consists of 5,500 square feet of office and business space and 2,000 square feet of second floor meeting facilities and storage. First
State Bank & Trust also operates full service branch facilities in Rainelle, Rupert, Sophia, Beckley and Beaver, West Virginia. The branch in Rainelle is located on 1.33 acres of property owned by the Bank. The other three branches located in Rupert, Sophia, Beckley and Beaver consist of 34,000, 6,200, 3,500, and 7,500 square feet, respectively.

               Bank of Ripley's property is located at 108 N. Church Street, Ripley, West Virginia. The building is a two-story structure with approximately 4,000 square feet of floor space on each floor. The Bank of Ripley also owns a 400 square foot drive-in facility.

               Home National Bank's property consists of a main banking facility located at 101 Second Street, Sutton, West Virginia, and one branch banking location at Gassaway, West Virginia. The main facility, consists of 10,725 square feet. Adjacent to the main facility is a drive through banking facility consisting of 1,401 square feet. The branch bank located at Gassaway consists of 2,408 square feet.

               Peoples State Bank's property consists of a main banking facility located at 946 Roosevelt Boulevard, Eleanor, West Virginia and one branch banking location at Winfield, West Virginia. The main facility, consists of 5,270 square feet and the branch has 4,000 square feet. Peoples State opened another branch in Clarksburg, West Virginia consisting of 1,200 square feet.

               Blue Ridge Bank leases its main banking facility consisting of 2,625 square feet. Blue Ridge also operates six branch facilities under various lease agreements, located in Morgan, Grant, Jefferson and Berkeley Counties.

               First National Bank of Hinton owns and operates a 10,500 square foot building located in Summers County. The parent company, Hinton Financial Corporation occupies office space within this building


               City Mortgage Corporation operates in a 13,000 square foot building located in Pittsburgh, Pennsylvania. This building is owned by the parent company. City Financial Corporation operates in a 400 square foot section of City National Bank's main location.

               The properties owned or leased by the Subsidiaries consist generally of nine main offices, related drive-in facilities, and 23 branch offices. All of the properties of the Subsidiaries are suitable and adequate for their current operations and are generally being fully utilized.


Item 3      Legal Proceedings

               There are various legal proceedings pending to which City Holding Company and/or its subsidiaries are parties. These proceedings are incidental to the business of City Holding Company and its subsidiaries and, after reviewing the matters and consulting with counsel, management is of the opinion that the ultimate resolution of such matters will not materially affect the consolidated financial statements.


Item 4      Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



PART II

Item 5        Market for Registrant's Common  Stock and Related Stockholder
              Matters

               Page 2 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1994, included in this report as
Exhibit 13(a), is incorporated herein by reference.


Item 6      Selected Financial Data

               Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1994, included in this report as Exhibit 13(a), is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

               Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 14 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1994, included in this report as Exhibit 13(a), is incorporated herein by reference.

Item 8      Financial Statements and Supplementary Data

               The report of independent auditors and consolidated financial statements, included on pages 15 through 33 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1994, included in this report as Exhibit 13(a), are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

               None

PART III

Item 10     Directors and Executive Officers of Registrant

               The information required by Item 10 of FORM 10-K appears in the Company's 1995 Proxy Statement under the captions "ELECTION OF CITY
HOLDING DIRECTORS" and "EXECUTIVE OFFICERS OF CITY HOLDING".   The Company's
1995 Proxy statement is included in the Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission within 120 days of fiscal year end.

Item 11     Executive Compensation

               The information required by Item 11 of FORM 10-K appears in the Company's 1995 Proxy Statement under the caption "CITY HOLDING EXECUTIVE COMPENSATION".

Item 12     Security Ownership of Certain Beneficial Owners and Management

               The information required by Item 12 of FORM 10-K appears in the Company's 1995 Proxy Statement under the caption "CITY HOLDING OWNERSHIP OF EQUITY SECURITIES".

Item 13     Certain Relationships and Related Transactions

               The information required by Item 13 of FORM 10-K appears in the Company's 1995 Proxy Statement under the caption "CITY HOLDING CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and in NOTE TWELVE of Notes to Consolidated Financial Statements appearing at page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, included in this report as Exhibit 13(a), and incorporated herein by reference.



PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements Filed; Financial Statement Schedules

               The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

                                                              Exhibit 13(a)
                                                              Page Number

Report of Independent Auditors                                   15

Consolidated Balance Sheets - December 31, 1994
and 1993                                                         16

Consolidated Statements of Income - years
ended December 31, 1994, 1993 and 1992                           17

Consolidated Statements of Changes in
Stockholders' Equity - years ended December 31,
1994, 1993 and 1992                                              18

Consolidated Statements of Cash Flows -
years ended December 31, 1994, 1993 and 1992                     19

Notes to Consolidated Financial Statements -
December 31, 1994                                              20-33


On  page 15 appears the independent auditors report of Persinger & Company,
LLC  on   the  Consolidated   Financial  Statements  of   Hinton  Financial
Corporation, Inc. for the years December 31, 1994 and 1993 and 1992.

With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7, 8, 13, and 14, City Holding Company's Annual Report to shareholders is not to be deemed filed as part of this report.

Exhibit 13(b) Financial statements of business to be acquired:

The following consolidated financial statements of First Merchants Bancorp, Inc. represent the separate financial statements of a business with whom consummation of a business combination to be accounted for as a pooling of
interests  is probable.    As  discussed  in NOTE  TWENTY  to  the  audited
financial statements of City Holding Company, a definitive agreement was signed in March 1995 whereby City Holding Company is expected to acquire all of the outstanding common stock of First Merchants Bancorp in exchange for approximately 920,000 shares of City Holding Company common stock.

                                                         Exhibit 13(b)
                                                         Page Number

Report of Independent Auditors                                   1

Consolidated Balance Sheets - December 31, 1994
and 1993                                                         2

Consolidated Statements of Income - years
ended December 31, 1994, 1993 and 1992                           3

Consolidated Statements of Changes in
Stockholders' Equity - years ended December 31,
1994, 1993 and 1992                                              4

Consolidated Statements of Cash Flows -
years ended December 31, 1994, 1993 and 1992                     5

Notes to Consolidated Financial Statements -
December 31, 1994                                             6 - 15

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Hinton Financial Corporation
Hinton, West Virginia

     We have audited the accompanying consolidated balance sheets of Hinton Financial Corporation and Subsidiary as of December 31, 1994, and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, (not presented separately, herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hinton Financial Corporation and Subsidiary as of December 31, 1994, and 1993, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                   /s/ Persinger & Company, LLC



Beckley, West Virginia
January 6, 1995



FINANCIAL  SCHEDULES I  AND II UNDER  ARTICLE 9  OF REGULATION  S-X ARE NOT
APPLICABLE.

(b)  Reports on Form 8-K

     On December 19, 1994, the Company filed a Report on Form 8-K, Commission file No. 0-11733, regarding the acquisition of Hinton Financial Corporation.


(c)  Exhibits

               The exhibits listed in the Exhibit Index on pages 18 and 19 of this FORM 10-K are filed herewith or incorporated by reference from previous filings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      City Holding Company
                      (Registrant)


                      /s/
                     Steven J. Day,
                     President/Director
                     (Principal Executive Officer)


                     /s/
                     Robert A. Henson,
                     Treasurer
                     (Principal Financial and
                     Accounting Officer)

                             POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the Registrant and in the capacities on March 27, 1995.


/s/                                               /s/
Samuel M. Bowling,                                C. Scott Briers,
Director                                          Director

/s/                                               /s/
Dr. D. K. Cales,                                  Steven J. Day,
Director                                          Director/President

/s/
Robert D. Fisher                                  Jack E. Fruth,
Director                                          Director

/s/                                               /s/
Jay Goldman,                                      Carlin K. Harmon,
Director                                          Director/Executive
                                                  Vice President

/s/                                               /s/
Dallas Kayser,                                    Dale Nibert,
Director                                          Director

/s/                                               /s/
Otis L. O'Connor,                                 Bob F. Richmond
Director                                          Director

/s/                                               /s/
Mark H. Schaul,                                   Van R. Thorn,
Director                                          Director

EXHIBIT INDEX

     The following exhibits are filed herewith or are incorporated herein by reference.

                                                                 Prior Filing
Exhibit                                                       Reference or Page
Number                Description                               Number Herein


 2     Agreement and Plan of Reorganization dated
       March 14, 1995 among City Holding Company,
       First Merchants Bancorp, Inc. and Merchants National Bank       21

 3(a)  Articles of Incorporation of                                    I
       City Holding Company

 3(b)  Articles of Amendment to the                                    II
       Articles of Incorporation of
       City Holding Company, dated
       March 6, 1984

 3(c)  Articles of Amendment to the                                    III
       Articles of Incorporation of
       City Holding Company, dated
       March 4, 1986

 3(d)  Articles of Amendment to the                                    IV
       Articles of Incorporation of
       City Holding Company, dated
       September 29, 1987

 3(e)  Articles of Amendment to the
       Articles of Incorporation of
       City Holding Company, dated
       May 6, 1991                                                     V

 3(f)  Articles of Amendment to the
       Articles of Incorporation of
       City Holding Company, dated
       May 7, 1991                                                     V

 3(g)  By-laws of City Holding Company                                 I

 3(h)  Amendment to the By-laws of                                     III
       City Holding Company, dated
       February 14, 1985

 3(i)  Amendment to the By-laws of                                     III
       City Holding Company, dated
       March 4, 1986

 3(j)  Amendment to the By-laws of                                     III
       City Holding Company, dated
       May 1, 1986

 3(k)  Amendment to the By-laws of                                     III
       City Holding Company, dated
       February 5, 1987

 3(l)  Amendment to the By-laws of                                     VI
       City Holding Company, dated
       November 3, 1988

 3(m)  Articles of Amendment to the Articles of
       Incorporation of City Holding Company,
       dated August  , 1994                                            VIII

 4     Amendment and Restated Rights
       Agreement, dated as of May 7, 1991,
       between the Company and Sovran Bank,
       N.A. (predecessor to Nations Bank,
       N.A.), as Rights Agent                                          VII

10     Agreement dated June 5, 1986, by                                III
       and between Steven J. Day and
       City Holding Company

11     Statement Re: Computation of Per
       Share Earnings                                                   90

13(a)  City Holding Company Annual Report
       to Shareholders for Year Ended
       December 31, 1994                                                91

13(b)  Financial statements of business to be acquired                 124

22     Subsidiaries of City Holding Company                            139

24(a)  Consent of Ernst & Young, LLP                                   140

24(b)  Consent of Persinger & Company, LLC                             141

24(c)  Consent of Ernst & Young, LLP                                   142


I Attached to, and incorporated by reference from Amendment No. 1 to City Holding Company's Registration Statement on Form S-4, Registration No. 2-86250, filed November 4, 1983, with the Securities and Exchange Commission.

II Attached to, and incorporated by reference from City Holding Company's Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984.

III Attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report dated December 31, 1986, and filed March 31, 1987, with the Securities and Exchange Commission.

IV Attached to and incorporated by reference from City Holding Company's Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988. Attached to, an incorporated by reference from City Holding Company's Form 10-K Annual Report dated December 31, 1991, and filed March 17, 1992, with the Securities and Exchange Commission.

V Attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report dated December 31, 1991, and filed March 17, 1992, with the Securities and Exchange Commission.

VI Attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report dated December 31, 1988, and filed March 30, 1989, with the Securities and Exchange Commission.

VII Attached to, and incorporated by reference from City Holding Company's Form 8-K Current Report dated May 7, 1991, and filed May 14, 1991, with the Securities and Exchange Commission.

VIII Attached to, and incorporated by reference from City Holding Company's
     Form 10-Q Quarterly Report dated September 30, 1994 and filed November 14, 1994, with the Securities and Exchange Commission.