Form 10-K/A
period 1994-12-31
CITY HOLDING CO
filed 1995-05-08
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A1

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

Aggregate Market Value -- $103,887,795

The number of shares outstanding of the issuer's common stock as of March 28, 1995:

Common Stock, $2.50 Par Value -- 3,777,738 shares

The total number of pages are   6 .  Exhibit Index is located on page   4 .

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K

(c)      Exhibits

         Item 14(c) is amended to include the following exhibit:

27            Financial Data Schedule for              Page 5 of Form 10-K/A1
              the year ending December 31, 1994.

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

                                                City Holding Company
                                                (Registrant)


                                                /s/
                                                Steven J. Day,
                                                President/Director
                                                (Principal Executive Officer)


                                                /s/
                                                Robert A. Henson,
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                             POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the Registrant and in the capacities on May 2, 1995.


                                              /s/
                                              C. Scott Briers,
                                              Director

/s/                                           /s/
Dr. D. K. Cales,                              Steven J. Day,
Director                                      Director/President

/s/                                           /s/
Robert D. Fisher                              Jack E. Fruth,
Director                                      Director

/s/                                           /s/
Jay Goldman,                                  Carlin K. Harmon,
Director                                      Director/Executive Vice President

/s/                                           /s/
Dallas Kayser,                                Dale Nibert,
Director                                      Director

/s/                                           /s/
Otis L. O'Connor,                             Bob F. Richmond
Director                                      Director


/s/                                           /s/
Mark H. Schaul,                               Van R. Thorn,
Director                                      Director

EXHIBIT INDEX

         The following exhibit is filed herewith.



Exhibit                                                          Page
Number              Description                                  Number Herein

 27                 Financial Data Schedule for the year
                    ending December 31, 1994                     5