Form 10-Q
period 1995-03-31
CITY HOLDING CO
filed 1995-05-12
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                 Commission File Number
March 31, 1995                                              0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                       55-0619957
(State of other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)

                        3601 MacCorkle Avenue, Southeast
                        Charleston, West Virginia 25304
                         (Address of principal offices)

Registrant's telephone number, including area code: (304) 925-6611

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of May 5, 1995:

Common Stock, $2.50 Par Value -- 3,777,933 shares




THIS REPORT CONTAINS   26   PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   25  .

                                   Index

                   City Holding Company and Subsidiaries



PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

               Consolidated balance sheets -- March 31, 1995 (unaudited) and December 31, 1994

               Consolidated Statements of Income (unaudited) -- Three months ended March 31, 1995 and 1994

               Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Three months ended March 31, 1995 and 1994

               Consolidated Statements of Cash Flows (unaudited) --Three months ended March 31, 1995 and 1994

               Notes to Consolidated Financial Statements (unaudited) -- March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES

Item I.                                                                     MARCH 31      DECEMBER 31
                                                                               1995           1994
                                                                            (unaudited)
ASSETS
Cash and due from banks                                                   $  21,036,000 $  27,591,000
Securities available for sale, at fair value                                 68,134,000    67,920,000
Investment securities (approximate market values:
   March 31, 1995--$120,552,000; December 31, 1994--$123,995,000)           122,579,000   128,457,000
Loans
   Gross loans                                                              537,147,000   504,956,000
   Unearned income                                                           (9,076,000)   (9,544,000)
   Allowance for possible loan losses                                        (6,040,000)   (6,017,000)
   NET LOANS                                                                522,031,000   489,395,000
Loans held for sale                                                          44,833,000    30,227,000
Bank premises and equipment                                                  18,432,000    17,678,000
Accrued interest receivable                                                   5,643,000     5,922,000
Other assets                                                                 12,949,000    13,336,000
   TOTAL ASSETS                                                           $ 815,637,000 $ 780,526,000

LIABILITIES
Deposits:
Noninterest-bearing                                                      $   81,424,000 $  80,694,000
Interest-bearing                                                            574,542,000   570,570,000
   TOTAL DEPOSITS                                                           655,966,000   651,264,000
Short-term borrowings                                                        88,796,000    57,483,000
Long-term debt                                                                4,825,000     6,875,000
Other liabilities                                                             7,069,000     8,035,000
   TOTAL LIABILITIES                                                        756,656,000   723,657,000

STOCKHOLDERS' EQUITY
 Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued and outstanding
  3,779,818 shares as of March 31, 1995 and
  December 31, 1994, including 1,885 shares in
  treasury at March 31, 1995.                                                 9,451,000     9,451,000
Capital Surplus                                                              18,887,000    18,887,000
Retained Earnings                                                            31,750,000    30,605,000
Cost of common stock in treasury                                                (53,000)         NONE
Net unrealized loss on securities available for sale,
 net of deferred income taxes                                                (1,054,000)   (2,074,000)
   TOTAL STOCKHOLDERS' EQUITY                                                58,981,000    56,869,000
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                   $ 815,637,000 $ 780,526,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                THREE MONTH PERIOD ENDED
                                                        March 31
                                                   1995          1994
INTEREST INCOME
   Interest and fees on loans                 $ 11,726,000  $  8,985,000
   Interest and dividends on securities:
    Taxable                                      2,639,000     3,135,000
    Tax-exempt                                     420,000       447,000
    Other interest income                                0        98,000
   TOTAL INTEREST INCOME                        14,785,000    12,665,000

INTEREST EXPENSE
   Interest on deposits                          5,369,000     4,889,000
   Interest on short-term borrowings               799,000       109,000
   Interest on long-term debt                      130,000        97,000
   TOTAL INTEREST EXPENSE                        6,298,000     5,095,000

   NET INTEREST INCOME                           8,487,000     7,570,000
PROVISION FOR POSSIBLE LOAN LOSSES                 183,000       201,000

   NET INTEREST INCOME AFTER
     PROVISION FOR  POSSIBLE LOAN LOSSES         8,304,000     7,369,000

OTHER INCOME
   Securities gains(losses)                          3,000        69,000
   Service charges                                 620,000       498,000
   Other                                           472,000       318,000
   TOTAL OTHER INCOME                            1,095,000       885,000

OTHER EXPENSES
   Salaries and employee benefits                3,565,000     3,024,000
   Net occupancy expense                         1,093,000       969,000
   Other                                         2,184,000     1,837,000
   TOTAL OTHER EXPENSES                          6,842,000     5,830,000

   INCOME BEFORE INCOME TAXES                    2,557,000     2,424,000
INCOME TAXES                                       813,000       766,000

NET INCOME                                     $ 1,744,000   $ 1,658,000
Net income per common share                    $       .46   $       .44
Average common shares outstanding                3,778,965     3,772,006








See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Three months Ended March 31, 1995
                                                                                  NET
                                                                               UNREALIZED
                                                                               GAIN/(LOSS)
                                                                                SECURITIES                      TOTAL
                                       COMMON        CAPITAL       RETAINED     AVAILABLE        TREASURY    STOCKHOLDERS'
                                       STOCK         SURPLUS       EARNINGS      FOR SALE          STOCK        EQUITY
Balances
 at December 31, 1994                $9,451,000    $18,887,000    $30,605,000  ($2,074,000)               0  $56,869,000

Net income                                                          1,744,000                                  1,744,000

Cash dividends
 declared ($.16/share)                                               (599,000)                                  (599,000)

Change in unrealized gain/(loss)
 net of income taxes of $719,000                                                 1,020,000                     1,020,000

Cost of 2,313 shares of
 common stock acquired
 for treasury                                                                                       (65,000)     (65,000)

Issuance of 428 shares
 of treasury stock                                                                                   12,000       12,000
Balances
 at March 31, 1995                   $9,451,000    $18,887,000    $31,750,000  $(1,054,000)        ($53,000) $58,981,000



Three months Ended March 31, 1994
                                                                                   NET
                                                                                UNREALIZED
                                                                                GAIN/(LOSS)
                                                                                SECURITIES                      TOTAL
                                       COMMON        CAPITAL       RETAINED     AVAILABLE        TREASURY    STOCKHOLDERS'
                                       STOCK         SURPLUS       EARNINGS      FOR SALE          STOCK        EQUITY
Balances
 at December 31, 1993                $8,846,000    $13,999,000    $35,222,000     ($23,000)    ($2,210,000)  $55,834,000

Net income                                                          1,658,000                                  1,658,000

Cash dividends
 declared ($.15/share)                                               (476,000)                                  (476,000)

Adjustment to beginning balance
 of unrealized gain on securities
 for change in accounting method,
 net of income taxes of $704,000                                                 1,055,000                     1,055,000

Changes in net unrealized
 gain/(loss), net of income
 taxes of $597,000                                                                (905,000)                     (905,000)

Issuance of 1,053 shares of
 treasury stock                                          5,000                                      25,000        30,000

Balances
 at March 31, 1994                   $8,846,000    $14,004,000    $36,404,000    $ 127,000     ($2,185,000)  $57,196,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                     THREE MONTH PERIOD ENDED
                                                                           MARCH 31

                                                                   1995                 1994
OPERATING ACTIVITIES
Net Income                                                      $1,744,000           $1,658,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Net amortization                                                 236,000             237,000
   Provision for depreciation                                       534,000             389,000
   Provision for loan losses                                        183,000             201,000
   Realized securities gains                                         (3,000)            (69,000)
   Loan originated for sale                                      (9,114,000)         (2,418,000)
   Purchases of loans held for sale                             (43,448,000)        (15,861,000)
   Proceeds from loans sold                                      37,998,000                   0
   Realized gains on loans sold                                     (42,000)                  0
   Minority interest in income of subsidiary                              0              17,000
   Decrease (increase) in accrued interest receivable               279,000             (85,000)
   Increase in other assets                                        (444,000)         (1,233,000)
   Decrease (increase) in other liabilities                        (966,000)            425,000

NET CASH USED IN OPERATING ACTIVITIES                           (13,043,000)        (16,739,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale            10,533,000            3,305,000
 Proceeds from maturities of securities available for sale        2,325,000           10,656,000
 Purchases of securities available for sale                     (11,273,000)          (9,074,000)
 Proceeds from sales of securities                                3,000,000                    0
 Proceeds from maturities of securities                           3,697,000           56,722,000
 Purchases of securities                                         (1,000,000)         (48,330,000)
 Net increase in loans                                          (32,819,000)          (4,953,000)
 Purchases of premises and equipment                             (1,288,000)            (541,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (26,825,000)           7,785,000

FINANCING ACTIVITIES
 Net increase in noninterest bearing deposits                       730,000            2,027,000
 Net increase in interest-bearing deposits                        3,972,000           13,519,000
 Net increase (decrease) in short-term borrowings                31,313,000           (5,089,000)
 Proceeds from long-term-debt                                     2,150,000                    0
 Repayment of long-term debt                                     (4,200,000)                   0
 Purchases of treasury stock                                        (65,000)                   0
 Proceeds from sales of treasury stock                               12,000               30,000
 Cash dividends paid                                               (599,000)            (476,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES                        33,313,000           10,011,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (6,555,000)           1,057,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 27,591,000           27,436,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $21,036,000          $28,493,000


See notes to consolidated financial statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 March 31, 1995

    NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1995. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1994.

          NOTE B - INCOME TAXES
               The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the three months ended March 31, 1995, of 31.80% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.


          NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES
               In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $49,248,000 at March 31, 1995. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $3,662,000, have historically expired unfunded.

          NOTE D - STOCKHOLDERS' EQUITY
               In April 1994, the Company announced the implementation of an Open Market Stock Purchase Plan (the Plan). The Board of Directors allocated $5 million to be used over the next two years to purchase shares of the Company's common stock. The Plan was authorized to commence May 1, 1994.
The Plan as of March 31, 1995 has not reacquired a material number of shares.

          NOTE E - ACCOUNTING PRONOUNCEMENT WITH DELAYED EFFECTIVE DATE

               On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate on the fair value of the collateral if the loan is collateral dependent. FAS No. 114 did not have a material impact on the Company's financial position or results of operations.

          NOTE F - PENDING MERGER
              In March 1995, the Company signed a definitive agreement to acquire First Merchants Bancorp, Montgomery, West Virginia (Merchants). At March 31, 1995, Merchants reported total assets of approximately $108
million.   Under the definitive agreement signed by the parties, Merchants shareholders will receive 1.60 shares of the Company's common stock for each
share of Merchants' 576,000 outstanding shares.   It is anticipated that the
transaction will be accounted for under the pooling of interests method of accounting. It is expected that the merger will be consummated in the third quarter of 1995. The following condensed unaudited proforma financial information presents selected balance sheet amounts and operating results of the Company and Merchants as though they had been combined during all periods indicated below.
                            (In thousands, except per share data)

                                 December 31   March 31  March 31
                                    1994         1995      1994
AT PERIOD END
  Net loans                       $547,809     $573,225  $469,860
  Total deposits                   746,805      751,005   728,676
  Total assets                     895,817      923,783   830,187


SUMMARY OF OPERATIONS            Year Ended       Three months
                                 December 31         March 31
                                    1994         1995       1994

  Net interest income            $  37,594    $   9,707 $   8,685
  Net income                         8,142        2,040     1,906
  Net income per common share         1.74          .43       .41




     NOTE G - LONG-TERM BORROWINGS
     Long-term debt consists of a $10,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (8.00% at March 31, 1995) due on June 30, 1995. The lender has the option to extend the maturity date for an additional twelve months. As of March 31, 1995, the outstanding balance was equal to $4,825,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of The City National Bank of Charleston and the Peoples Bank of Point Pleasant as security for the loan. Management intends to refinance this loan according to the provisions provided in the agreement.




Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RECENT DEVELOPMENT
         On March 14, 1995, the Company agreed to acquire First Merchants Bancorp ("Merchants"), the parent company of First Merchants National Bank ("First Merchants"). At March 31, 1995, Merchants operated five branches in West Virginia and had total assets of approximately $108 million, total deposits of $95 million and stockholders' equity of approximately $10 million. For additional information with respect to the acquisition, including summary pro forma financial information, see Note F, Pending Merger, to the Company's financial statements included herein.

         With the acquisition of Merchants and First Merchants, the Company continues to implement its strategy of building shareholder value by combining with healthy institutions in attractive markets.

     HIGHLIGHTS
     FINANCIAL POSITION
         Total assets increased $35.1 million or approximately 4.5% during the first three months of 1995. Net loans increased $32.6 million or 6.7%. Loans held for sale, consisting primarily of loans received through the Company's participation in a short-term whole loan bulk purchasing program, increased $14.6 million or 48%. As of March 31, 1995, program loans owned by the Company had an outstanding principal balance of approximately $34.6 million. See LOAN PORTFOLIO. The Company earned interest income of approximately $394,000 on program loans during the first quarter of 1995.
See NET INTEREST INCOME.  The increases in net loans and loans held for sale
were funded by an increase in short-term borrowings of $31.3 million    Net
stockholders' equity increased $2.1 million during the first three months of 1995 representing the Company's retained net profits, plus the $1 million change in the net unrealized loss on securities available for sale.

     QUARTER ENDED MARCH 31, 1995, COMPARED TO QUARTER ENDED MARCH 31, 1994.

         The Company reported net income of $1,744,000 for the three months ended March 31, 1995 compared to net income of $1,658,000 for the quarter ended March 31, 1994. This increase of $86,000, or 5.19%, was primarily due to an increase of $916,000 in the Company's net interest income during the first quarter of 1995 as compared to the same period of 1994. However, the increase in net interest income did not translate into a corresponding increase in net income because of the level of non-interest expense associated with Company expansion, which increased $1,012,000 or 17% during the first quarter of 1995 as compared to the same period of 1994. See NET INTEREST INCOME for further discussion. Earnings per share were $.46 and $.44 for the first quarter of 1995 and 1994, respectively.

         Total other income, excluding securities transactions, increased $276,000 or 34% primarily due to fees generated from increased loan volume and return item fees on deposits collected through the ordinary course of business.

     SELECTED RATIOS
         The return on average assets (ROA) for the first quarter of 1995 was .89% compared to .93% in the first quarter of 1994. The return on average shareholder's equity (ROE) for the first quarter of 1995 was 12.33% compared to 11.59% ROE for the first quarter of 1994.

         The dividend payout ratio of 34.78% for the quarter ended March 31, 1995 represents a slight increase of 2.02% from the quarter ended March 31,
1994.    Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.


LOAN PORTFOLIO
         The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                                March 31     December 31
                                  1995           1994

Commercial, financial and
   agricultural                 $160,587      $137,425
Real Estate-Mortgage             230,545       223,113
Real Estate-Construction          17,123        15,118
Installment and other            128,892       129,300
Unearned Income                   (9,076)       (9,544)
          TOTAL                 $528,071      $495,412

Loans Held for Sale
  Program loans                $  34,554      $ 22,379
  Loans Originated for Sale       10,279         7,848
          TOTAL                $  44,833      $ 30,227

               The Company grants loans to customers generally within the market areas of its subsidiaries. Loans have been trending up significantly over the past two years primarily due to the Company's more active solicitation of commercial business, introduction of new loan products, and
continued expansion.    There have been no significant changes in the
Company's loan policy or credit standards. The Company continues to shift its marketing efforts more towards direct loan business. There are no significant concentrations of credit and speculative or highly leveraged transactions are insignificant. Also, in order to increase the repricing frequency of the loan portfolio, the Company has significantly increased its portfolio of variable rate commercial and residential mortgage loans.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES
               The following table summarizes the Company's risk elements for the periods ending March 31, 1995 and December 31, 1994. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong, at 135% as of March 31, 1995.

               Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                            Three months
                                               Ended      Year Ended
                                              March 31    December 31
                                                1995        1994

ALLOWANCE FOR LOAN LOSSES
          Balance at beginning of period       $6,017     $ 5,764
          Charge-offs                            (272)     (1,093)
          Recoveries                              112         393
           Net charge-offs                       (160)       (700)
          Provision for loan possible losses      183         953
          Balance at end of period             $6,040      $6,017

AS A PERCENT OF AVERAGE TOTAL LOANS
          Net charge-offs                       0.03%       0.16%
          Provision for  possible loan losses   0.04%       0.21%
          Allowance for loan losses             1.19%       1.34%

                                               March 31  December 31
                                                 1995       1994
NON -PERFORMING ASSETS
          Other real estate owned                $867        $679
          Non-accrual loans                     1,811       2,600
          Accruing loans past due 90 days
           or more                              1,028       1,218
          Restructured loans                      260         472
          Total Non-performing Assets          $3,966      $4,969

POTENTIAL PROBLEM LOANS                          $521        $529

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
          Allowance for loan losses           134.61%     109.44%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS            0.20%       0.27%

LIQUIDITY AND INTEREST RATE SENSITIVITY

               The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchase of loans held for sale. Net cash was used in investing activities during the first quarter of 1995 funding the Company's loan growth. Net cash was provided by investing activities during the first quarter of 1994 due to
maturing investment securities.   The net cash provided by financing
activities in the respective periods is a result of an increase in interest-bearing deposits and short-term borrowings.

               The Company seeks to maintain a strong liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At March 31, 1995, the one year period shows a negative gap (liability sensitive) of $318 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to future market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date over the respected periods. After management adjustments, the table shows a negative gap in the one year period of $134 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1995. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets. In any event, the Company is working to increase the repricing frequency of interest-earning assets, particularly through variable-rate loan products, to achieve a less volatile gap position.

               There are no known trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                                1 to 3     3 to 12      1 to 5       Over 5
                                                Months      Months      Years        Years      Total
ASSETS
 Gross loans                                   $127,426     $59,731    $262,274     $85,905    $535,336
 Loans held for sale                             44,833           0           0           0      44,833
 Securities                                      17,739      17,328     100,945      54,701     190,713
Total Interest earning assets                   189,998      77,059     363,219     140,606     770,882

LIABILITIES
 Savings and NOW Accounts                       294,495           0           0           0     294,495
 All other interest bearing deposits             72,460     124,058      81,817       1,712     280,047
 Short term and other borrowings                 88,796           0           0           0      88,796
 Long term borrowings                             4,825           0           0           0       4,825

Total interest bearing liabilities             $460,576    $124,058    $ 81,817    $  1,712    $668,163

Interest sensitivity gap                      ($270,578)   ($46,999)   $281,402    $138,894    $102,719

Cumulative sensitivity gap                    ($270,578)  ($317,577)   ($36,175)   $102,719

Management adjustments                         $254,114    ($70,831)  ($173,330)    ($9,953)

Cumulative management adjusted gap            ($ 16,464)  ($134,294)   ($26,222)   $102,719

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES
               As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies.
Such guidelines define items in the calculation of risk-weighted assets. At March 31, 1995, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as
standby letters of credit) is 8 percent.   At least half of the total capital
is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

               In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3 percent plus an additional cushion of a least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

               The following table presents comparative capital ratios and related dollar amounts of capital for the Company:




                                                    Dollars in Thousands
                                                 March 31      December 31
                                                    1995           1994
Capital Components
          Tier 1 risk-based capital               $53,753         $52,408
          Total risk-based capital                 59,793          58,425

Capital Ratios
          Tier 1 risk-based                        10.16%           10.65%
          Total risk-based                         11.30            11.88
          Leverage                                  6.94             6.65

Regulatory Minimum
          Tier 1 risk-based (dollar/ratio)  $21,161/4.00%    $19,677/4.00%
          Total risk-based (dollar/ratio)    42,323/8.00      39,354/8.00
          Leverage (dollar/ratio)            23,222/3.00      23,628/3.00

               The capital position of the Company is indicative of management's emphasis on asset quality and a history of retaining between 60% and 70% of annual net income. The ratios enable the Company to continually pursue acquisitions and other growth opportunities. Improvements in operating results and a consistent dividend program, coupled with an effective management of credit risk, have been, and will be, the key elements in maintaining the Company's present capital position.

               The Company does not anticipate any material capital expenditures in 1995. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Company.

NET INTEREST INCOME
               Net interest income, on a fully federal tax-equivalent basis, improved from the first quarter of 1994 to the first quarter of 1995 by approximately $902,000 due to an increase in net earning assets. Net yield on earning assets increased between periods from 4.69% to 4.79%, as earning asset yields increased 49 basis points (100 basis points equal one percent) to 8.25%, and the cost of interest-bearing liabilities increased 45 basis points to 3.97%. The $170,000 increase in net interest income due to rate, as shown in the following table, was coupled with a $732,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans.

               A significant part of the increase in net earning assets for the first quarter of 1995 is attributable to the Company's participation in a short-term, whole-loan bulk purchasing program. Under the program, the Company purchases from a third party whole loans secured by residential mortgages and insured by an agency of the United States government. The loans typically have balances of less than $25,000 and are not concentrated geographically. Additionally, the program permits the Company to require the seller to repurchase or replace certain non-performing loans. The loans are generally repurchased from the Company within 30 to 90 days. Although the loans usually are located outside the Company's primary market areas, management believes that these loans pose no greater risk than similar inmarket loans because of the Company's review of the loans, the credit support associated with the loans, the short duration of the Company's investment and the other terms of the program. The loans are serviced by third parties and the Company earns a fixed rate of return on the loans. The Company earned approximately $394,000 in interest income on program loans for the quarter ended March 31, 1995. These loans are being funded through short-term borrowings which consist primarily of securities sold under agreement to repurchase.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                  Quarter Ended
                                                                     March 31

                                                        1995                        1994
                                             Average             Yield/   Average          Yield/
                                             Balance   Interest   Rate   Balance   Interest Rate
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 150,422   $3,360    8.93% $ 126,838   $2,541  8.01%
 Real estate                                  240,651    4,945    8.22    187,675    3,870  8.25
 Consumer obligations                         117,484    2,848    9.70    101,446    2,518  9.93

   Total loans                                508,557   11,153    8.77    415,959    8,929  8.59
Loans held for sale                            25,894      573    8.85      3,455       56  6.48
Securities
 Taxable                                      162,414    2,639    6.50    202,634    3,135  6.19
 Tax-exempt (2)                                30,205      637    8.44     30,652      679  8.86

   Total securities                           192,619    3,276    6.80    233,286    3,814  6.54

Federal funds sold                                                         12,146       98  3.23

   Total earning assets                       727,070   15,002    8.25    664,846   12,897  7.76
Cash and due from banks                        21,494                      21,271
Bank premises and equipment                    18,220                      15,354
Other assets                                   19,229                      14,584
 Less:  allowance for possible
         loan losses                           (5,955)                     (5,851)

   Total assets                              $780,058                    $710,204

INTEREST BEARING LIABILITIES
 Demand deposits                            $  91,618  $   686    3.00%  $ 89,732$     603  2.69%
 Savings deposits                             207,657    1,563    3.01    218,228    1,702  3.12
 Time deposits                                270,943    3,120    4.61    247,415    2,584  4.18
 Short-term borrowings                         57,707      799    5.54     17,313      109  2.52
 Long-term debt                                 7,201      130    7.22      5,875       97  6.60

   Total interest-bearing liabilities         635,126    6,298    3.97    578,563    5,095  3.52
Demand deposits                                80,728                      67,747
Other liabilities                               7,613                       6,574
Stockholders' equity                           56,591                      57,320
   Total liabilities and
    stockholders' equity                     $780,058                    $710,204

  Net interest income                                   $8,704                      $7,802

  Net yield on earning assets                                     4.79%                     4.69%

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                            Quarter Ended
                                              March 31
                                            1995 VS. 1994

                                         Increase (Decrease)
                                          Due to Change In:

INTEREST INCOME FROM:                  Volume    Rate       Net
Loans
 Commercial and industrial            $   506 $    313   $    819
 Real estate                            1,169      (94)     1,075
 Consumer obligations                     697     (367)       330
   Total loans                          2,372     (148)     2,224

Loans held for sale                       489       28        517

 Securities
 Taxable                               (1,401)     905       (496)
 Tax-exempt (1)                           (10)     (32)       (42)
   Total Securities                    (1,411)     873       (538)

Federal funds sold                        (49)     (49)       (98)
Total interest-earning assets         $ 1,401    $ 704    $ 2,105

INTEREST EXPENSE ON:
Demand deposits                            13       70         83
Savings deposits                          (81)     (58)      (139)
Time deposits                             258      278        536
Short-term borrowings                     456      234        690
Long-term debt                             23       10         33
Total interest-bearing liabilities       $669    $ 534    $ 1,203

NET INTEREST INCOME                     $ 732    $ 170    $   902

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

PART II                                 OTHER INFORMATION
Item 1.                Legal Proceedings -                     Not Applicable
Item 2.            Changes in Securities -                     Not Applicable
Item 3.  Defaults Upon Seller Securities -                     Not Applicable
Item 4.  Submission of Matters to a Vote
                     of Security Holders -                     Not Applicable

Item 5.                Other Information -                     Not Applicable
Item 6.      Exhibits and Reports on 8-K -

         (a) Exhibits
              10.1 Agreement and Plan of Reorganization, dated as of March 14, 1995, among City Holding Company, First Merchants Bancorp, Inc. and Merchants National Bank (attached as Annex I to the Proxy Statement/Prospectus filed by the Company with the Commission on April 14, 1995, in connection with the Company's Registration Statement on Form S-4 (file no. 33-58647) and incorporated by reference herein).

              27             Financial Data Schedule for the quarter ending
                             March 31, 1995.

         (b) Reports on Form 8-K filed during the three months ended March 31, 1995.
                   1. The Company filed Form 8-Ka on February 21, 1995, reporting Pro Forma Consolidated Financial Information relating to the Hinton Acquisition.

                             S I G N A T U R E

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CITY HOLDING COMPANY



May 12, 1995                      By /s/Dawn Woolsey
                                  Dawn Woolsey,
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit
Index

 27     Financial Data Schedule for the quarter ending March 31, 1995