Form 10-Q
period 1995-06-30
CITY HOLDING CO
filed 1995-08-14
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                 Commission File Number
June 30, 1995                                            0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                    55-0619957
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

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of August 10, 1995:

Common Stock, $2.50 Par Value -- 3,777,933 shares




THIS REPORT CONTAINS   32   PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   30  .

                                   Index

                   City Holding Company and Subsidiaries



PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

               Consolidated balance sheets -- June 30, 1995 (unaudited) and December 31, 1994

               Consolidated Statements of Income (unaudited) -- Six months ended June 30, 1995 and 1994 and three months ended
               June 30, 1995 and 1994

               Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Six months ended June 30, 1995

               Consolidated Statements of Cash Flows (unaudited) --Six months ended June 30, 1995 and 1994

               Notes to Consolidated Financial Statements (unaudited) -- June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES

Item I.                                                            JUNE  30           DECEMBER 31
                                                                     1995                1994
ASSETS                                                            (unaudited)
Cash and due from banks                                          $  23,652,000       $  27,591,000
Securities available for sale, at fair value                        71,217,000          67,920,000
Investment securities (approximate market values:
   June 30, 1995--$115,203,000; December 31, 1994--$123,995,000)   114,543,000         128,457,000
Loans
   Gross loans                                                     564,722,000         504,956,000
   Unearned income                                                  (8,817,000)         (9,544,000)
   Allowance for possible loan losses                               (6,034,000)         (6,017,000)
   NET LOANS                                                       549,871,000         489,395,000
Loans held for sale                                                 77,198,000          30,227,000
Bank premises and equipment                                         18,771,000          17,678,000
Accrued interest receivable                                          5,887,000           5,922,000
Other assets                                                        12,404,000          13,336,000
   TOTAL ASSETS                                                  $ 873,543,000       $ 780,526,000

LIABILITIES
Deposits:
Noninterest-bearing                                              $  86,131,000       $  80,694,000
Interest-bearing                                                   585,663,000         570,570,000
   TOTAL DEPOSITS                                                  671,794,000         651,264,000
Short-term borrowings                                              128,149,000          57,483,000
Long-term debt                                                       5,325,000           6,875,000
Other liabilities                                                    6,903,000           8,035,000
   TOTAL LIABILITIES                                               812,171,000         723,657,000

STOCKHOLDERS' EQUITY
 Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued and outstanding
  3,779,818 shares as of June 30, 1995 and
  December 31, 1994, including 1,885 shares in
  treasury at June 30, 1995.                                         9,451,000           9,451,000
Capital Surplus                                                     18,887,000          18,887,000
Retained Earnings                                                   32,956,000          30,605,000
Cost of common stock in treasury                                       (53,000)            NONE
Net unrealized gain/(loss) on securities available for sale,
 net of deferred income taxes                                          131,000          (2,074,000)
   TOTAL STOCKHOLDERS' EQUITY                                       61,372,000          56,869,000
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                          $ 873,543,000       $ 780,526,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                    SIX MONTH PERIOD ENDED
                                                                           June 30
                                                                   1995                1994
INTEREST INCOME
   Interest and fees on loans                                  $ 25,003,000        $ 18,804,000
   Interest and dividends on securities:
    Taxable                                                       5,113,000           6,176,000
    Tax-exempt                                                      826,000             904,000
    Other interest income                                            10,000             140,000
   TOTAL INTEREST INCOME                                         30,952,000          26,024,000

INTEREST EXPENSE
   Interest on deposits                                          11,245,000           9,822,000
   Interest on short-term borrowings                              2,182,000             323,000
   Interest on long-term debt                                       228,000             209,000
   TOTAL INTEREST EXPENSE                                        13,655,000          10,354,000

   NET INTEREST INCOME                                           17,297,000          15,670,000
PROVISION FOR POSSIBLE LOAN LOSSES                                  373,000             416,000

   NET INTEREST INCOME AFTER
     PROVISION FOR  POSSIBLE LOAN LOSSES                         16,924,000          15,254,000

OTHER INCOME
   Securities gains                                                   6,000              72,000
   Service charges                                                1,309,000           1,186,000
   Other                                                          1,311,000             601,000
   TOTAL OTHER INCOME                                             2,626,000           1,859,000

OTHER EXPENSES
   Salaries and employee benefits                                 7,481,000           6,224,000
   Net occupancy expense                                          2,238,000           2,015,000
   Other                                                          4,621,000           4,035,000
   TOTAL OTHER EXPENSES                                          14,340,000          12,274,000

   INCOME BEFORE INCOME TAXES                                     5,210,000           4,839,000
INCOME TAXES                                                      1,656,000           1,537,000

NET INCOME                                                      $ 3,554,000         $ 3,302,000
Net income per common share                                     $       .94         $       .88
Average common shares outstanding                                 3,778,446           3,769,381

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                     THREE MONTH PERIOD ENDED
                                                                             June 30
                                                                    1995               1994
INTEREST INCOME
   Interest and fees on loans                                  $ 13,277,000        $  9,819,000
   Interest and dividends on securities:
    Taxable                                                       2,474,000           3,041,000
    Tax-exempt                                                      406,000             457,000
    Other interest income                                            10,000              42,000
   TOTAL INTEREST INCOME                                         16,167,000          13,359,000

INTEREST EXPENSE
   Interest on deposits                                           5,876,000           4,933,000
   Interest on short-term borrowings                              1,383,000             214,000
   Interest on long-term debt                                        98,000             112,000
   TOTAL INTEREST EXPENSE                                         7,357,000           5,259,000

   NET INTEREST INCOME                                            8,810,000           8,100,000
PROVISION FOR POSSIBLE LOAN LOSSES                                  190,000             215,000

   NET INTEREST INCOME AFTER
     PROVISION FOR  POSSIBLE LOAN LOSSES                          8,620,000           7,885,000

OTHER INCOME
   Securities gains                                                   3,000               3,000
   Service charges                                                  689,000             688,000
   Other                                                            839,000             283,000
   TOTAL OTHER INCOME                                             1,531,000             974,000

OTHER EXPENSES
   Salaries and employee benefits                                 3,916,000           3,200,000
   Net occupancy expense                                          1,145,000           1,046,000
   Other                                                          2,437,000           2,198,000
   TOTAL OTHER EXPENSES                                           7,498,000           6,444,000

   INCOME BEFORE INCOME TAXES                                     2,653,000           2,415,000
INCOME TAXES                                                        843,000             771,000

NET INCOME                                                      $ 1,810,000         $ 1,644,000
Net income per common share                                     $       .48         $       .44
Average common shares outstanding                                 3,777,933           3,766,786

See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Six months Ended June 30, 1995

                                                                                         NET
                                                                                      UNREALIZED
                                                                                      GAIN/(LOSS)
                                                                                      SECURITIES                    TOTAL
                                            COMMON        CAPITAL        RETAINED      AVAILABLE     TREASURY    STOCKHOLDERS'
                                            STOCK         SURPLUS        EARNINGS      FOR SALE       STOCK         EQUITY
Balances
 at December 31, 1994                     $9,451,000    $18,887,000    $30,605,000  ($2,074,000)            0     $56,869,000

Net income                                                               3,554,000                                  3,554,000

Cash dividends
 declared ($.32/share)                                                  (1,203,000)                                (1,203,000)

Change in unrealized gain/(loss)
 net of income taxes of $1,470,000                                                    2,205,000                     2,205,000

Cost of 2,313 shares of
 common stock acquired
 for treasury                                                                                         (65,000)        (65,000)

Issuance of 428 shares
 of treasury stock                                                                                     12,000          12,000
Balances
 at June 30, 1995                         $9,451,000    $18,887,000    $32,956,000   $  131,000      ($53,000)    $61,372,000


                                                                                         NET
Six months Ended June 30, 1994                                                        UNREALIZED
                                                                                      GAIN/(LOSS)
                                                                                      SECURITIES                    TOTAL
                                            COMMON        CAPITAL        RETAINED      AVAILABLE     TREASURY    STOCKHOLDERS'
                                            STOCK         SURPLUS        EARNINGS      FOR SALE       STOCK         EQUITY
Balances
 at December 31, 1993                     $8,846,000    $13,999,000    $35,222,000     ($23,000)  ($2,210,000)    $55,834,000

Net income                                                               3,302,000                                  3,302,000

Cash dividends
 declared ($.30/share)                                                   (950,000)                                   (950,000)

Cash dividends of acquired
  subsidiary                                                             (180,000)                                   (180,000)

Adjustment to beginning balance
 of unrealized gain on securities
 for change in accounting method,
 net of income taxes of $704,000                                                      1,055,000                     1,055,000

Changes in net unrealized
  gain/(loss), net of income
  taxes of $1,349,000                                                                (2,023,000)                   (2,023,000)
Cost of 7,001 shares of common
  stock acquired for treasury                                                                        (193,000)       (193,000)
Issuance of 6,613 shares of
 treasury stock                                              22,000                                   178,000         200,000
Balances
 at June 30, 1994                         $8,846,000    $14,021,000    $37,394,000    $(991,000)  ($2,225,000)    $57,045,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                    SIX MONTH PERIOD ENDED
                                                                           JUNE 30
                                                                   1995                1994
OPERATING ACTIVITIES
Net Income                                                      $3,554,000          $3,302,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Net amortization                                                503,000             481,000
   Provision for depreciation                                    1,097,000             834,000
   Provision for loan losses                                       373,000             416,000
   Realized securities gains                                        (6,000)            (72,000)
   Loan originated for sale                                    (26,665,000)         (5,476,000)
   Purchases of loans held for sale                           (231,972,000)        (54,092,000)
   Proceeds from loans sold                                    211,722,000          35,274,000
   Realized gains on loans sold                                    (56,000)                  0
   Minority interest in income of subsidiary                             0              27,000
   Decrease (increase) in accrued interest receivable               35,000            (237,000)
   Increase in other assets                                       (865,000)         (1,979,000)
   Decrease (increase) in other liabilities                     (1,132,000)         (1,344,000)

NET CASH USED IN OPERATING ACTIVITIES                          (43,412,000)        (22,866,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale            6,101,000            9,337,000
 Proceeds from maturities of securities available for sale      19,630,000           11,661,000
 Purchases of securities available for sale                    (25,146,000)         (17,359,000)
 Proceeds from sales of securities                                       0                    0
 Proceeds from maturities of securities                         14,537,000           63,761,000
 Purchases of securities                                        (1,000,000)         (52,858,000)
 Net increase in loans                                         (60,849,000)         (35,894,000)
 Purchases of premises and equipment                            (2,190,000)          (1,630,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (48,917,000)         (22,982,000)

FINANCING ACTIVITIES
 Net increase in noninterest bearing deposits                    5,437,000            7,197,000
 Net increase in interest-bearing deposits                      15,093,000           18,160,000
 Net increase (decrease) in short-term borrowings               70,666,000           20,853,000
 Proceeds from long-term-debt                                    2,850,000                    0
 Repayment of long-term debt                                    (4,400,000)                   0
 Purchases of treasury stock                                       (65,000)            (193,000)
 Proceeds from sales of treasury stock                              12,000              200,000
 Cash dividends paid                                            (1,203,000)          (1,130,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES                       88,390,000           45,087,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (3,939,000)            (761,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                27,591,000           27,436,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $23,652,000          $26,675,000



See notes to consolidated financial statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 1995

    NOTE A - BASIS OF PRESENTATION
         The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent
Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1995. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1994.

          NOTE B - INCOME TAXES
               The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the six months ended June 30, 1995, of 31.79% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.


          NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES
               In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $62,309,000 at June 30, 1995. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total
$3,456,000, have historically expired unfunded.

          NOTE D - STOCKHOLDERS' EQUITY
               In April 1994, the Company announced the implementation of an Open Market Stock Purchase Plan (the Plan). The Board of Directors allocated
$5 million to be used over the next two years to purchase shares of the Company's common stock. The Plan was authorized to commence May 1, 1994.
The Plan as of June 30, 1995 has not reacquired a material number of shares.

          NOTE E - NEW ACCOUNTING PRONOUNCEMENT
               On January 1, 1995, the Company adopted Statement of Financial
Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate on the fair value of the collateral if the loan is collateral dependent. FAS No. 114 did not have a material impact on the Company's financial position or results of operations.

          NOTE F - PENDING MERGER
              In March 1995, the Company signed a definitive agreement to acquire First Merchants Bancorp, Montgomery, West Virginia (Merchants).  At
June 30, 1995, Merchants reported total assets of approximately $111 million.
 Under the definitive agreement signed by the parties, Merchants shareholders will receive 1.60 shares of the Company's common stock for each share of
Merchants' 576,000 outstanding shares.   It is anticipated that the
transaction will be accounted for under the pooling of interests method of accounting.  It is expected that the merger will be consummated in the third quarter of 1995.  The following condensed unaudited proforma financial information presents selected balance sheet amounts and operating results of the Company and Merchants as though they had been combined during all periods indicated below, assuming that all of the outstanding shares of Merchants common stock are converted into shares of the Company's common stock and excluding nonrecurring expenses that are directly attributable to the transaction.  Such expenses are expected to approximate $400,000.

                               (In thousands, except per share data)

                                 December 31   June 30   June 30
                                    1994         1995      1994
AT PERIOD END
  Net loans                       $547,809     $607,397  $496,832
  Total deposits                   746,805      767,627   738,629
  Total assets                     895,817      984,377   861,286


SUMMARY OF OPERATIONS            Year Ended     Six Months Ended
                                 December 31        June 30
                                   1994          1995      1994

  Net interest income            $  37,594    $  19,768 $  17,935
  Net income                         8,142        4,165     3,808
  Net income per common share         1.74          .89       .81


     NOTE G - LONG-TERM BORROWINGS
     Long-term debt consists of a $10,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum
(7.9375% at June 30, 1995) due on June 30, 1996. The lender has the option to extend the maturity date for an additional twelve months. As of June 30, 1995, the outstanding balance was equal to $5,325,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of The City National Bank of Charleston and the Peoples Bank of Point Pleasant as security for the loan.


Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

     RECENT DEVELOPMENT
         On March 14, 1995, the Company agreed to acquire First Merchants
Bancorp ("Merchants"), the parent company of First Merchants National Bank
("First Merchants").  At June 30, 1995, Merchants operated five branches in
Montgomery and Charleston, West Virginia and had total assets of approximately $111 million, total deposits of $96 million and stockholders' equity of approximately $11 million. For additional information with respect to the acquisition, including summary pro forma financial information, see
Note F, Pending Merger, to the Company's financial statements included herein.

         With the acquisition of Merchants and First Merchants, the Company continues to implement its strategy of building shareholder value by combining with healthy institutions in attractive markets.

     HIGHLIGHTS

     FINANCIAL POSITION
         Total assets increased $93.0 million or approximately 11.9% during the first six months of 1995.  Net loans increased $60.5 million or 12.4%.
Loans held for sale, consisting primarily of loans received through the
Company's participation in a short-term whole loan bulk purchasing program, increased $47.0 million or 155%.  As of June 30, 1995, program loans owned by the Company had an outstanding principal balance of approximately $59.5 million.  See LOAN PORTFOLIO.  The Company earned interest income of approximately $1.25 million on program loans during the six months ended June
30, 1995.  See NET INTEREST INCOME.  The increases in net loans and loans held for sale were funded by an increase in deposits and  short-term
borrowings of $20.5 million and $70.7 million, respectively.    Net
stockholders' equity increased $4.5 million during the first six months of
1995 representing the Company's retained net profits, plus the $2.2 million change in the net unrealized gain on securities available for sale.

     QUARTER ENDED JUNE 30, 1995, COMPARED TO QUARTER ENDED JUNE 30, 1994.

         The Company reported net income of $1,810,000 for the three months ended June 30, 1995 compared to net income of $1,644,000 for the quarter ended June 30, 1994.  This increase of $166,000, or 10.10%, was primarily due to an increase of $491,000 in the Company's fee income earned on loans originated for sale and/or sold during the second quarter of 1995 as compared to the same period of 1994.  However, the increase in fee income did not translate into a corresponding increase in net income because of the level of non-interest expense associated with Company expansion, which increased
$1,054,000 or 16% during the second quarter of 1995 as compared to the same
period of  1994.    Earnings per share were $.48 and $.44 for the second
quarter of 1995 and 1994, respectively.

         Net income for the second quarter also benefitted from an increase of $710,000 in the Company's net interest income during the second quarter of 1995 as compared to the same period of 1994. See NET INTEREST INCOME for further discussion.

     SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO SIX MONTHS ENDED JUNE 30,
1994.
     The Company reported net income of $3,554,000 for the six months ended
June 30, 1995 compared to net income of $3,302,000 for the six months ended
June 30, 1994. This increase of $252,000 or 7.63%, was primarily due to an increase in the Company's fee income earned on loans originated for sale and/or sold during the first six months of 1995 as compared to the same period of 1994 as discussed above. Total non-interest expense increased $2.1 million of 17% during the first six months of 1995 as compared to the same period of 1994, due to increases in salaries and employee benefits related to the Company's growth. Earnings per share were $.94 and $.88 for the six months ended June 30, 1995 and 1994, respectively.

     SELECTED RATIOS
         The return on average assets (ROA) for the second quarter of 1995 was .87% compared to .89% in the second quarter of 1994. The return on average shareholder's equity (ROE) for the second quarter of 1995 was 11.99% compared to 11.37% ROE for the second quarter of 1994. For the first six months of 1995, ROA was .88% compared to .91% for the six months ended 1994.
ROE was 12.37% and 11.47% for the first six months of 1995 and 1994, respectively.

         The dividend payout ratio of 33.33% for the quarter ended June 30,
1995 represents a slight increase of 2.23% from the quarter ended June 30,
1994.    The dividend payout ratio was 34.04% and 33.67% for the six months ended June 30, 1995 and 1994, respectively.  (The dividend payout ratios for the quarter and six months ended June 30, 1994 are based on historical results of the Company and do not include cash dividends of the acquired subsidiaries prior to the date of acquisition.)  Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

LOAN PORTFOLIO
         The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                                June 30      December 31
                                  1995           1994
Commercial, financial and
   agricultural                 $170,141      $137,425
Real Estate-Mortgage             240,924       223,113
Real Estate-Construction          21,338        15,118
Installment and other            132,319       129,300
Unearned Income                   (8,817)       (9,544)
          TOTAL                 $555,905      $495,412
Loans Held for Sale
  Program loans                $  59,500      $ 22,379
  Loans Originated for Sale       17,698         7,848
          TOTAL                $  77,198      $ 30,227


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

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES
               The following table summarizes the Company's risk elements for the periods ending June 30, 1995 and December 31, 1994. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong in comparison to the Company's peer group, at 157% as of June
30, 1995.

               Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                                   Six Months
                                                      Ended        Year Ended
                                                     June 30       December 31
                                                      1995            1994
ALLOWANCE FOR LOAN LOSSES
     Balance at beginning of period                   $6,017        $ 5,764
     Charge-offs                                        (547)        (1,093)
     Recoveries                                          191            393
      Net charge-offs                                   (356)          (700)
     Provision for loan possible losses                  373            953
     Balance at end of period                         $6,034         $6,017

AS A PERCENT OF AVERAGE TOTAL LOANS
     Net charge-offs                                   0.07%           0.16%
     Provision for  possible loan losses               0.07%           0.21%
     Allowance for loan losses                         1.15%           1.34%

                                                     June 30 December 31
                                                       1995      1994
NON -PERFORMING ASSETS
     Other real estate owned                            $754      $679
     Non-accrual loans                                 1,577     2,600
     Accruing loans past due 90 days
      or more                                            736     1,218
     Restructured loans                                  258       472
     Total Non-performing Assets                      $3,325    $4,969

POTENTIAL PROBLEM LOANS                                 $514      $529

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
     Allowance for loan losses                       157.18%   109.44%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                   0.14%     0.27%

LIQUIDITY AND INTEREST RATE SENSITIVITY

          The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchase of loans held for sale. Net cash was used in investing activities during the second quarter of 1995 and 1994 funding the Company's loan growth. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits and short-term borrowings.

          The Company seeks to maintain a strong liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates.
The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The
Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At June 30, 1995, the one year period shows a negative gap (liability sensitive) of $308 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms.
The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to future market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date over the respected periods. After management adjustments, the table shows a negative gap in the one year period of $130 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year as interest rates have risen and is somewhat vulnerable to a rapid rise in interest rates during 1995. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

          There are no known trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.
INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                      1 to 3         3 to 12       1 to 5          Over 5
                                      Months         Months         Years           Years         Total
ASSETS
 Gross loans                         $130,385        $71,466       $274,647        $86,647       $563,145
 Loans Held for Sale                   77,198              0              0              0         77,198
 Securities                            23,958         19,882         91,351         50,569        185,760
Total Interest earning assets         231,541         91,348        365,998        137,216        826,103

LIABILITIES
 Savings and NOW Accounts             286,454              0              0              0        286,454
 All other interest bearing deposits   82,382        128,888         87,384            555        299,209
 Short term and other borrowings      128,149              0              0              0        128,149
 Long term borrowings                   5,325              0              0              0          5,325

Total interest bearing liabilities   $502,310      $ 128,888       $ 87,384       $    555       $719,137

Interest sensitivity gap            ($270,769)    ($  37,540)      $278,614       $136,661         $106,966

Cumulative sensitivity gap          ($270,769)     ($308,309)     ($ 29,695)      $106,966

Management adjustments               $257,729      ($ 79,228)     ($168,778)      ($ 9,723)

Cumulative management adjusted gap  ($ 13,040)     ($129,808)     ($ 19,972)      $106,966

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES
          As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. The Federal Reserve has published risk-based capital guidelines applicable to bank holding companies which define items in the calculation of risk-weighted assets. At June 30, 1995, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-
balance-sheet items, such as standby letters of credit) was 8 percent.   At
least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

          In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

          The following table presents comparative capital ratios and related dollar amounts of capital for the Company:




                                                  Dollars in Thousands
                                                June 30       December 31
                                                 1995             1994
Capital Components
          Tier 1 risk-based capital               $55,367         $52,408
          Total risk-based capital                 61,401          58,425

Capital Ratios
          Tier 1 risk-based                          9.48%          10.65%
          Total risk-based                          10.51           11.88
          Leverage                                   6.72            6.65

Regulatory Minimum
          Tier 1 risk-based (dollar/ratio)   $23,374/4.00%   $19,677/4.00%
          Total risk-based (dollar/ratio)     46,747/8.00     39,354/8.00
          Leverage (dollar/ratio)             24,725/3.00     23,628/3.00

          The capital position of the Company is indicative of management's emphasis on asset quality and a history of retaining between 60% and 70% of annual net income. The ratios have declined from those reported at December 31, 1994, due to increased volume of the short-term whole loans purchased during the first six months of 1995. These loans have been assigned a risk weight of 100%. The ratios enable the Company to continually pursue acquisitions and other growth opportunities. Improvements in operating results and a consistent dividend program, coupled with an effective management of credit risk, have been, and will be, the key elements in maintaining the Company's present capital position.

          A subsidiary bank will purchase approximately $2.2 million in equipment sometime during the third quarter. This purchase, however, will not effect the Company's liquidity or ability to pay dividends to shareholders. No other material capital expenditures are anticipated in 1995. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Company. As of June 30, 1995, the subsidiary banks could have paid aggregate dividends to the Parent Company of $7.9 million without obtaining approval of their respective regulators.

NET INTEREST INCOME

          Net interest income, on a fully federal tax-equivalent basis, improved from the second quarter of 1994 to the second quarter of 1995 by approximately $691,000 due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.84% to 4.64%, as earning asset yields increased 53 basis points (100 basis points equal one percent) to 8.42%, and the cost of interest-bearing liabilities increased 83 basis points to 4.35%. The $483,000 decrease in net interest income due to rate, as shown in the following table, was coupled with a $1.2 million increase in net interest income due to volume. The major component of this favorable volume change was increased average loans.

          Net interest income, on a fully federal tax-equivalent basis, improved from the six months ended June 30, 1994 to the six months ended June 30, 1995 by approximately $1.6 million due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.77% to 4.71%, as earning asset yields increased 52 basis points to 8.34%, and the cost of interest-bearing liabilities increased 64 basis points to 4.16%. The $252,000 decrease in net interest income due to rate, as shown in the following table, was coupled with a $1.8 million increase in net interest income due to volume. The major component of this favorable volume change was increased average loans.

          A significant part of the increase in net earning assets for the second quarter of 1995 and the six months ended June 30, 1995, is attributable to the Company's participation in a short-term, whole-loan bulk purchasing program. Under the program, the Company purchases from a third party whole loans secured by residential mortgages and insured by an agency of the United States government. The loans typically have balances of less than $25,000 and are not concentrated geographically. Additionally, the program permits the Company to require the seller to repurchase or replace certain non-conforming loans. The loans are generally repurchased from the Company within 30 to 90 days. Although the loans usually are located outside the Company's primary market areas, management believes that these loans pose no greater risk than similar inmarket loans because of the Company's review of the loans, the credit support associated with the loans, the short duration of the Company's investment and the other terms of the program. The loans are serviced by third parties and the Company earns a fixed rate of return on the loans. The Company earned approximately $860,000 in interest income on program loans for the quarter ended June 30, 1995, on an average balance of approximately $36.8 million. The Company earned approximately $1.3 million in interest income on an average balance of approximately $27.1 million for the six months ended June 30, 1995. These loans are being funded through short-term borrowings which consist primarily of securities sold under agreement to repurchase. This has resulted in an increase in short-term borrowing interest expense of $1.2 million for the quarter ended June 30, 1995, and $1.9 million for the six months ended June 30, 1995.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                            Quarter Ended
                                                                               June 30

                                                           1995                                          1994
                                          Average                         Yield/       Average                         Yield/
                                          Balance        Interest          Rate        Balance         Interest        Rate
EARNING ASSETS:
Loans (1)
 Commercial and industrial              $ 163,904         $3,813           9.31%      $ 123,926         $2,582          8.33%
 Real estate                              255,238          5,369           8.41         203,219          4,191          8.25
 Consumer obligations                     122,503          3,003           9.81         103,637          2,514          9.70

   Total loans                            541,645         12,185           9.00         430,782          9,287          8.62
Loans held for sale                        48,830          1,092           8.95          24,145            479          7.94
Securities
 Taxable                                  157,599          2,474           6.28         199,130          3,111          6.25
 Tax-exempt (2)                            29,405            615           8.37          30,551            666          8.72

   Total securities                       187,004          3,089           6.61         229,681          3,777          6.58

Federal funds sold                            647             10           6.18           4,330             43          3.97

   Total earning assets                   778,126         16,376           8.42         688,938         13,586          7.89
Cash and due from banks                    20,583                                        21,761
Bank premises and equipment                18,705                                        15,835
Other assets                               18,570                                        15,385
 Less:  allowance for possible
         loan losses                       (5,986)                                       (5,888)

   Total assets                          $829,998                                      $736,031

INTEREST BEARING LIABILITIES
 Demand deposits                        $  94,887        $   685          2.89%        $ 74,562       $   640         3.43%
 Savings deposits                         194,391          1,493          3.07          244,424         1,746         2.86
 Time deposits                            289,506          3,698          5.11          247,174         2,546         4.12
 Short-term borrowings                     92,668          1,383          5.97           25,148           214         3.40
 Long-term debt                             4,831             98          8.11            5,875           112         7.63

   Total interest-bearing liabilities     676,283          7,357          4.35          597,183         5,258         3.52
Demand deposits                            86,041                                        74,584
Other liabilities                           7,290                                         6,408
Stockholders' equity                       60,384                                        57,856
   Total liabilities and
    stockholders' equity                 $829,998                                      $736,031

  Net interest income                                     $9,019                                      $ 8,328

  Net yield on earning assets                                             4.64%                                       4.84%

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                  Quarter Ended
                                                    June 30
                                                  1995 vs. 1994

                                               Increase (Decrease)
                                                Due to Change In:

INTEREST INCOME FROM:                  Volume         Rate            Net
Loans
 Commercial and industrial            $   904       $    327        $  1,231
 Real estate                            1,093             85           1,178
 Consumer obligations                     462             27             489
   Total loans                          2,459            439           2,898

Loans held for sale                       545             68             613

 Securities
 Taxable                                 (740)           103            (637)
 Tax-exempt (1)                           (24)           (27)            (51)
   Total Securities                      (764)            76            (688)

Federal funds sold                       (136)           103             (33)
Total interest-earning assets         $ 2,104          $ 686         $ 2,790

INTEREST EXPENSE ON:
Demand deposits                           542           (497)             45
Savings deposits                         (953)           700            (253)
Time deposits                             480            672           1,152
Short-term borrowings                     913            256           1,169
Long-term debt                            (52)            38             (14)
Total interest-bearing liabilities    $   930      $   1,169         $ 2,099

NET INTEREST INCOME                   $ 1,174      $    (483)        $   691

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                          Six Months Ended
                                                                               June 30

                                                           1995                                          1994
                                          Average                         Yield/       Average                         Yield/
                                          Balance        Interest          Rate        Balance         Interest        Rate
EARNING ASSETS:
Loans (1)
 Commercial and industrial              $ 157,206        $ 7,173          9.13%      $ 125,365         $5,123          8.17%
 Real estate                              247,984         10,314          8.32         196,768          8,061          8.19
 Consumer obligations                     120,009          5,851          9.75         102,553          5,032          9.81
   Total loans                            525,199         23,338          8.89         424,686         18,216          8.58
Loans held for sale                        37,426          1,665          8.90          12,580            535          8.51
Securities
 Taxable                                  160,081          5,113          6.39         200,883          6,246          6.22
 Tax-exempt (2)                            29,805          1,252          8.40          30,598          1,345          8.79

   Total securities                       189,886          6,365          6.70         231,481          7,591          6.56

Federal funds sold                            345             10          5.80           8,192            141          3.44

   Total earning assets                   752,856         31,378          8.34         676,939         26,483          7.82
Cash and due from banks                    21,088                                       21,516
Bank premises and equipment                18,461                                       15,596
Other assets                               18,963                                       14,987
 Less:  allowance for possible
         loan losses                       (5,970)                                      (5,869)

   Total assets                          $805,398                                     $723,169

INTEREST BEARING LIABILITIES
 Demand deposits                        $  95,343        $ 1,371          2.88%       $ 76,250        $ 1,243          3.26%
 Savings deposits                         198,906          3,056          3.07         237,256          3,448          2.91
 Time deposits                            280,276          6,818          4.87         247,295          5,130          4.15
 Short-term borrowings                     75,330          2,182          5.79          21,252            323          3.04
 Long-term debt                             6,817            228          6.69           5,875            209          7.11


   Total interest-bearing liabilities     656,672         13,655          4.16         587,928         10,353          3.52
Demand deposits                            83,461                                       71,190
Other liabilities                           7,806                                        6,461
Stockholders' equity                       57,459                                       57,590
   Total liabilities and
    stockholders' equity                 $805,398                                     $723,169

  Net interest income                                    $17,723                                      $16,130

  Net yield on earning assets                                             4.71%                                        4.77%

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                  Six Months Ended
                                                      June 30
                                                   1995 vs. 1994

                                                Increase (Decrease)
                                                 Due to Change In:

INTEREST INCOME FROM:                    Volume        Rate            Net
Loans
 Commercial and industrial              $ 1,405      $    645        $  2,050
 Real estate                              2,128           125           2,253
 Consumer obligations                       913           (94)            819
   Total loans                            4,446           676           5,122

Loans held for sale                       1,104            26           1,130

 Securities
 Taxable                                (1,599)           466          (1,133)
 Tax-exempt (1)                            (34)           (59)            (93)
   Total Securities                     (1,633)           407          (1,226)

Federal funds sold                        (301)           170            (131)
Total interest-earning assets           $ 3,616      $  1,279         $ 4,895

INTEREST EXPENSE ON:
Demand deposits                             486          (358)            128
Savings deposits                           (872)          480            (392)
Time deposits                               736           952           1,688
Short-term borrowings                     1,371           488           1,859
Long-term debt                               50           (31)             19
Total interest-bearing liabilities     $  1,771     $   1,531         $ 3,302

NET INTEREST INCOME                    $  1,845     $    (252)        $ 1,593

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

PART II                                 OTHER INFORMATION

Item 1.              Legal Proceedings -                     Not Applicable

Item 2.          Changes in Securities -                     Not Applicable

Item 3.Defaults Upon Senior Securities -                     Not Applicable

Item 4.Submission of Matters to a Vote
                   of Security Holders -                     Not Applicable

Item 5.              Other Information -                     Not Applicable
Item 6.    Exhibits and Reports on 8-K -
         (a) Exhibits

              27   Financial Data Schedule for the six months ended June 30,
                   1995.

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                             S I G N A T U R E

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CITY HOLDING COMPANY



August 10, 1995                   By   /s/ Dawn Woolsey,
                                       Dawn Woolsey,
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit                                                            Page Number
Index

27   Financial Data Schedule for the six months ended June 30, 1995       31