Form 10-Q
period 1995-09-30
CITY HOLDING CO
filed 1995-11-13
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
September 30, 1995                                              0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                          55-0619957
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

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of November 10, 1995:

Common Stock, $2.50 Par Value -- 5,072,153 shares




THIS REPORT CONTAINS  33   PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE  31  .

                                     Index

                     City Holding Company and Subsidiaries



PART I            FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                      Consolidated balance sheets -- September 30, 1995 (unaudited) and December 31, 1994

                      Consolidated Statements of Income (unaudited) -- Nine months ended September 30, 1995 and 1994 and three months ended September 30, 1995 and 1994

                      Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Nine months ended September 30, 1995

                      Consolidated Statements of Cash Flows (unaudited) --Nine months ended September 30, 1995 and 1994

                      Notes to Consolidated Financial Statements (unaudited) -- September 30, 1995

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

Item 3.               Defaults upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES

Item I.                                                                                   SEPTEMBER  30             DECEMBER 31
                                                                                               1995                     1994
                                                                                           ------------               --------
                                                                                            (unaudited)
ASSETS
Cash and due from banks                                                                   $  27,263,000            $  32,803,000
Federal funds sold                                                                              600,000                  810,000
Interest earning assets with other banks                                                              0                  671,000
Securities available for sale, at fair value                                                 77,577,000               82,809,000
Investment securities (approximate market values:
       September 30, 1995--$134,187,000; December 31, 1994--$152,299,000)                   133,219,000              157,105,000
Loans
       Gross loans                                                                          654,995,000              563,971,000
       Unearned income                                                                       (8,621,000)              (9,685,000)
       Allowance for possible loan losses                                                    (6,494,000)              (6,477,000)
                                                                                             ---------                ---------
       NET LOANS                                                                            639,880,000              547,809,000
Loans held for sale                                                                         101,971,000               30,227,000
Bank premises and equipment                                                                  22,161,000               21,130,000
Accrued interest receivable                                                                   7,745,000                6,903,000
Other assets                                                                                 15,401,000               15,550,000
                                                                                           ------------              -----------
       TOTAL ASSETS                                                                     $ 1,025,817,000            $ 895,817,000
                                                                                          =============              ===========

LIABILITIES
Deposits:
Noninterest-bearing                                                                      $  117,129,000            $  94,368,000
Interest-bearing                                                                            677,218,000              652,437,000
                                                                                            -----------              -----------
       TOTAL DEPOSITS                                                                       794,347,000              746,805,000
Short-term borrowings                                                                       137,184,000               66,627,000
Long-term debt                                                                               15,000,000                6,875,000
Other liabilities                                                                             8,550,000                9,179,000
                                                                                           ------------             ------------
       TOTAL LIABILITIES                                                                    955,081,000              829,486,000

STOCKHOLDERS' EQUITY Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued and outstanding 5,095,246 shares as of September 30,
  1995 and 4,702,244 as of December 31, 1994, including 23,092 shares in
  treasury at September 30, 1995.                                                            12,738,000               11,745,000
Capital Surplus                                                                              25,987,000               18,374,000
Retained Earnings                                                                            32,884,000               39,075,000
Cost of common stock in treasury                                                               (558,000)                    NONE
Net unrealized gain/(loss) on securities available for sale,
 net of deferred income taxes                                                                  (315,000)              (2,863,000)
                                                                                       ----------------            -------------
       TOTAL STOCKHOLDERS' EQUITY                                                            70,736,000               66,331,000
                                                                                        ---------------            -------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                             $ 1,025,817,000            $ 895,817,000
                                                                                         ==============             ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                                                    NINE MONTH PERIOD ENDED
                                                                                                        September 30
                                                                                                1995                     1994
                                                                                             ----------                -------
INTEREST INCOME
       Interest and fees on loans                                                          $ 43,447,000             $ 33,138,000
       Interest and dividends on securities:
        Taxable                                                                               9,002,000               10,595,000
        Tax-exempt                                                                            1,751,000                1,902,000
        Other interest income                                                                    70,000                  275,000
                                                                                           ------------              -----------
       TOTAL INTEREST INCOME                                                                 54,270,000               45,910,000

INTEREST EXPENSE
       Interest on deposits                                                                  19,818,000               16,922,000
       Interest on short-term borrowings                                                      3,811,000                  939,000
       Interest on long-term debt                                                               459,000                  310,000
                                                                                           ------------             ------------
       TOTAL INTEREST EXPENSE                                                                24,088,000               18,171,000

       NET INTEREST INCOME                                                                   30,182,000               27,739,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              711,000                  697,000
                                                                                            -----------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 29,471,000               27,042,000

OTHER INCOME
       Securities gains                                                                           9,000                   79,000
       Service charges                                                                        2,444,000                1,961,000
       Other                                                                                  2,182,000                1,276,000
                                                                                            -----------               ----------
       TOTAL OTHER INCOME                                                                     4,635,000                3,316,000

OTHER EXPENSES
       Salaries and employee benefits                                                        12,958,000               11,031,000
       Net occupancy expense                                                                  3,754,000                3,527,000
       Other                                                                                  8,175,000                7,367,000
                                                                                            -----------              -----------
       TOTAL OTHER EXPENSES                                                                  24,887,000               21,925,000

       INCOME BEFORE INCOME TAXES                                                             9,219,000                8,433,000
INCOME TAXES                                                                                  2,911,000                2,602,000
                                                                                            -----------             ------------

NET INCOME                                                                                  $ 6,308,000              $ 5,831,000
                                                                                             ==========               ==========
Net income per common share                                                               $        1.22            $        1.13
                                                                                           ============             ============
Average common shares outstanding                                                             5,156,488                5,158,098
                                                                                             ==========               ==========







See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                                                   THREE MONTH PERIOD ENDED
                                                                                                         September 30
                                                                                                1995                    1994

                                                                                            ----------               -------
INTEREST INCOME
       Interest and fees on loans                                                          $ 15,827,000            $ 11,984,000
       Interest and dividends on securities:
        Taxable                                                                               2,829,000               3,554,000
        Tax-exempt                                                                              595,000                 607,000
        Other interest income                                                                     5,000                  67,000
                                                                                           ------------             -----------
       TOTAL INTEREST INCOME                                                                 19,256,000              16,212,000

INTEREST EXPENSE
       Interest on deposits                                                                   7,065,000               5,740,000
       Interest on short-term borrowings                                                      1,546,000                 566,000
       Interest on long-term debt                                                               231,000                 101,000
                                                                                           ------------            ------------
       TOTAL INTEREST EXPENSE                                                                 8,842,000               6,407,000

       NET INTEREST INCOME                                                                   10,414,000               9,805,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              302,000                 230,000
                                                                                            -----------             -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 10,112,000               9,575,000

OTHER INCOME
       Securities gains                                                                           7,000                  (1,000)
       Service charges                                                                          945,000                 690,000
       Other                                                                                    762,000                 497,000
                                                                                            -----------              ----------
       TOTAL OTHER INCOME                                                                     1,714,000               1,186,000

OTHER EXPENSES
       Salaries and employee benefits                                                         4,541,000               3,902,000
       Net occupancy expense                                                                  1,217,000               1,291,000
       Other                                                                                  2,886,000               2,621,000
                                                                                            -----------             -----------
       TOTAL OTHER EXPENSES                                                                   8,644,000               7,814,000

       INCOME BEFORE INCOME TAXES                                                             3,182,000               2,947,000
INCOME TAXES                                                                                  1,040,000                 924,000
                                                                                            -----------            ------------

NET INCOME                                                                                  $ 2,142,000             $ 2,023,000
                                                                                             ==========              ==========
Net income per common share                                                              $          .42          $          .39
                                                                                          =============           =============
Average common shares outstanding                                                             5,137,053               5,161,201
                                                                                             ==========              ==========







See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Nine months Ended September 30, 1995

                                                                                       NET
                                                                                     UNREALIZED
                                                                                    GAIN/(LOSS)
                                                                                     SECURITIES                           TOTAL
                                    COMMON         CAPITAL          RETAINED          AVAILABLE       TREASURY         STOCKHOLDERS'
                                    STOCK          SURPLUS          EARNINGS          FOR SALE         STOCK             EQUITY
                                    -----          -------          --------          --------         -----             ------
Balances
 at December 31, 1994           $11,745,000      $18,374,000     $39,075,000      ($2,863,000)               0         $66,331,000

Net income                                                         6,308,000                                             6,308,000
Cash dividends
 declared ($.45/share)                                            (1,990,000)                                           (1,990,000)
Cash dividends of acquired sub                                      (150,000)                                             (150,000)
Change in unrealized gain/(loss)
 net of income taxes of $1,719,000                                                  2,548,000                            2,548,000

Cost of 89,864 shares of
 common stock acquired
 for treasury                                                                                       (2,318,000)         (2,318,000)
Sale of 233 shares
 of treasury stock                                                                                       7,000               7,000
Retirement of 66,539 shares of
  common stock held in treasury    (158,000)      (1,595,000)                                        1,753,000                   0
Issuance of 10% stock dividend    1,151,000        9,208,000     (10,359,000)
                                  ---------        ---------    ------------       ----------      ----------          -----------
Balances
 at September 30, 1995          $12,738,000      $25,987,000     $32,884,000        ($315,000)     ($558,000)          $70,736,000
                                -----------      -----------    ------------       ----------     ----------           -----------
                                                                                        NET
                                                                                     UNREALIZED
Nine months Ended September 30, 1994                                                GAIN/(LOSS)
                                                                                     SECURITIES                           TOTAL
                                    COMMON         CAPITAL          RETAINED         AVAILABLE        TREASURY         STOCKHOLDERS'
                                    STOCK          SURPLUS          EARNINGS          FOR SALE         STOCK              EQUITY
                                    -----          -------          --------          --------         -----             ------
Balances
 at December 31, 1993           $11,143,000      $13,503,000     $42,887,000          $282,000    ($2,210,000)         $65,605,000

Net income                                                         5,831,000                                             5,831,000
Cash dividends
 declared ($.40/share)                                            (1,425,000)                                           (1,425,000)
Cash dividends of acquired
  subsidiary                                                        (495,000)                                             (495,000)

Adjustment to beginning balance
 of unrealized gain on securities
 for change in accounting method,
 net of income taxes of $704,000                                                     1,055,000                           1,055,000

Changes in net unrealized
  gain/(loss), net of income
  taxes of $1,597,000                                                               (3,597,000)                         (3,597,000)
Cost of 7,001 shares of common
  stock acquired for treasury                                                                        (193,000)            (193,000)
Sale of 12,184 shares of
 treasury stock                                       62,000                                          313,000              375,000
                                -----------     ------------     -----------       ------------  ------------          -----------
Balances
 at September 30, 1994          $11,143,000      $13,565,000     $46,798,000       $(2,260,000)   ($2,090,000)         $67,156,000
                                -----------      -----------     -----------       ------------   ------------         -----------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                                   NINE MONTH PERIOD ENDED
                                                                                        September 30

                                                                              1995                       1994
                                                                              ----                       ----
OPERATING ACTIVITIES
Net Income                                                                 $6,308,000                 $5,741,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net amortization                                                        828,000                    845,000
      Provision for depreciation                                            1,823,000                  1,467,000
      Provision for loan losses                                               711,000                    697,000
      Realized securities gains                                                (9,000)                   (79,000)
      Loan originated for sale                                            (50,104,000)               (12,349,000)
      Purchases of loans held for sale                                   (386,586,000)              (133,382,000)
      Proceeds from loans sold                                            365,111,000                 96,011,000
      Realized gains on loans sold                                           (165,000)                         0
      Minority interest in income of subsidiary                                     0                     27,000
      Decrease (increase) in accrued interest receivable                     (842,000)                  (589,000)
      Increase in other assets                                             (2,135,000)                (3,300,000)
      Decrease (increase) in other liabilities                               (629,000)                   104,000
                                                                          -----------               ------------

NET CASH USED IN OPERATING ACTIVITIES                                     (65,689,000)               (44,807,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                       8,047,000                 12,483,000
 Proceeds from maturities of securities available for sale                 36,272,000                 12,745,000
 Purchases of securities available for sale                               (34,637,000)               (19,360,000)
 Proceeds from sales of securities                                                  0                          0
 Proceeds from maturities of securities                                    26,687,000                 71,606,000
 Purchases of securities                                                   (3,238,000)               (58,613,000)
 Net increase in loans                                                    (92,782,000)               (60,805,000)
 Purchases of premises and equipment                                      (2,854,000)                 (3,153,000)
 Cash paid for acquired subsidiary, net of
   cash and cash equivalents                                                        0                   (410,000)
                                                                      ---------------              --------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (62,505,000)               (45,507,000)

FINANCING ACTIVITIES
 Net increase in noninterest bearing deposits                              22,761,000                 10,818,000
 Net increase in interest-bearing deposits                                 24,781,000                 17,545,000
 Net increase (decrease) in short-term borrowings                          70,557,000                 55,631,000
 Proceeds from long-term-debt                                              12,525,000                  2,500,000
 Repayment of long-term debt                                               (4,400,000)                         0
 Purchases of treasury stock                                               (2,318,000)                  (193,000)
 Proceeds from sales of treasury stock                                          7,000                    297,000
 Cash dividends paid                                                       (2,140,000)                (1,920,000)
                                                                        -------------                -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 121,773,000                 84,678,000
                                                                        -------------                 ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (6,421,000)                (5,636,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           34,284,000                 33,798,000
                                                                         ------------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $27,863,000                $28,162,000
                                                                         ============                ===========

See notes to consolidated financial statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1995

        NOTE A - BASIS OF PRESENTATION

                 The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1995. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1994.

          NOTE B - PER SHARE INFORMATION
                 On September 11, 1995, the Company declared a special 10% stock dividend payable on November 30, 1995, to shareholders of record as of November 1, 1995. All per share information for the current quarter and prior periods has been adjusted accordingly to reflect this stock dividend. An amount equal to the fair value of the additional shares issued was transferred from retained earnings to the common stock and capital accounts.

         NOTE C - INCOME TAXES
                  The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the nine months ended September 30, 1995, of 31.58% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

         NOTE D - COMMITMENTS AND CONTINGENT LIABILITIES
                  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $72,752,000 at September 30, 1995. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $3,338,000, have historically expired unfunded.

         NOTE E - STOCKHOLDERS' EQUITY
                  In April 1994, the Company announced the implementation of an Open Market Stock Purchase Plan (the Plan). The Board of Directors allocated $5 million to be used over the next two years to purchase shares of the Company's common stock. The Plan was authorized to commence May 1, 1994. The Plan as of September 30, 1995 has reacquired approximately 87,000 shares at market prices ranging from $25.63 to $26.49 per share for total purchases of approximately $2,286,000.

         NOTE F - NEW ACCOUNTING PRONOUNCEMENT

                  On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate on the fair value of the collateral if the loan is collateral dependent. FAS No. 114 did not have a material impact on the Company's financial position or results of operations.
         The Financial Accounting Standards Board (FASB) has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The provisions of SFAS No. 122 are effective for fiscal years beginning after December 31, 1995. SFAS No. 122 requires that companies involved in mortgage banking activities recognize as assets the rights to service mortgage loans for others, regardless of how those rights are obtained. Currently, it is the Company's practice to not retain servicing rights on mortgage loans sold in the secondary market. Accordingly, SFAS No. 122 is not expected to have a significant impact on the Company's financial statements. However, management has not yet completed the complex analysis required to estimate the impact of the new rules and does not expect to implement SFAS No. 122 prior to its first quarter 1996 effective date.

         NOTE G - SFAS 115 "HOLIDAY"
         In October 1995, the FASB approved a one-time "holiday" from SFAS No. 115, "Accounting for Investments in Debt and Equity Securities," restrictions over held-to-maturity securities. Companies will have a one time opportunity to restructure their portfolios prior to December 31, 1995. Specifically, the FASB decided that companies may sell or transfer securities from their held-to-maturity portfolio without calling into question their intent to hold other debt securities to maturity in the future or their past financial reporting. Management has not yet completed its analysis of the potential impact of the SFAS No. 115 "holiday", however, the Compay may take advantage of this provision if it will favorably impact its interest rate risk management strategy.

         NOTE H - ACQUISITION
                  On August 31, 1995, the Company acquired 100% of the common stock of First Merchants Bancorp, Inc. and subsidiary (Merchants) in exchange for 921,567 shares of the Company's common stock. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of Merchants. Previously reported results of the Company have been restated as follows: Summary of Operations

                                            Year Ended              Six Months Ended            Six Months Ended
                                            December 31, 1994       June 30, 1995               June 30, 1994
                                            -----------------------------------------------------------------
Net Interest income as previously
  reported by the Company                      $32,906,000              $17,297,000            $15,670,000
Merchants' previosly reported results            4,688,000                2,471,000              2,265,000
                                              ------------------------------------------------------------
Restated net interest income                   $37,594,000              $19,768,000            $17,935,000

Net income as previously reported
  by the Company                                $6,959,000               $3,554,000            $ 3,302,000
Merchants' previously reported results           1,183,000                  611,000                506,000
                                              ------------------------------------------------------------
Restated net income                             $8,142,000              $ 4,165,000            $ 3,808,000

Net income per common shares as
  previously reported by the Company
  as adjusted for the 10% stock
  dividend in 1995                              $     1.68                $     .85              $     .80
Effect of Merchants' restatement                      (.10)                    (.04)                  (.06)
                                             -------------------------------------------------------------
Restated net income per common share            $     1.58                $     .81              $     .74

        NOTE I - LONG-TERM BORROWINGS
        Long-term debt consists of a $15,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.75% at September 30, 1995) due on June 30, 1996. The lender has the option to extend the maturity date for an additional twelve months. As of September 30, 1995, the outstanding balance was equal to $15,000,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of The City National Bank of Charleston and the Peoples Bank of Point Pleasant as security for the loan.


Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        HIGHLIGHTS
        FINANCIAL POSITION
        Total assets increased $130.0 million or approximately 14.5% during the first nine months of 1995. Net loans increased $92.1 million or 16.8%. Loans held for sale, consisting primarily of loans received through the Company's participation in a short-term whole loan bulk purchasing program, increased $71.7 million or 237%. As of September 30, 1995, program loans owned by the Company had an outstanding principal balance of approximately $84 million. See LOAN PORTFOLIO. The Company earned interest income of approximately $2.46 million on program loans during the nine months ended September 30, 1995. See NET INTEREST

INCOME. The increases in net loans and loans held for sale were funded by an increase in deposits and short-term borrowings of $47.5 million and $70.6 million, respectively. Net stockholders' equity increased $4.4 million during the first nine months of 1995 representing the Company's retained net profits, plus the $2.5 million change in the net unrealized gain on securities available for sale.

        QUARTER ENDED SEPTEMBER 30, 1995, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994.

        The Company reported net income of $2,142,000 for the three months ended September 30, 1995 compared to net income of $2,023,000 for the quarter ended September 30, 1994. This increase of $119,000, or 5.88%, was primarily due to an increase of $225,000 in the Company's fee income earned on loans originated for sale and/or sold during the third quarter of 1995 as compared to the same period of 1994. However, the increase in fee income did not translate into a corresponding increase in net income because of the level of non-interest expense associated with Company expansion, which increased $830,000 or 10.6% during the third quarter of 1995 as compared to the same period of 1994. Also in the third quarter, the Company recognized approximatley $480,000 in merger expenses associated with the Merchants acquisition. These expenses were offset by the FDIC insurance rebate of approximately $436,000 which was recognized in the third quarter, also. Earnings per share were $.42 and $.39 for the third quarter of 1995 and 1994, respectively.
        Net income for the third quarter also benefitted from an increase of $609,000 in the Company's net interest income during the third quarter of 1995 as compared to the same period of 1994. See NET INTEREST INCOME for further discussion.

        NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1994.
        The Company reported net income of $6,308,000 for the nine months ended September 30, 1995 compared to net income of $5,831,000 for the nine months ended September 30, 1994. This increase of $477,000 or 8.18%, was primarily due to an increase in the Company's fee income earned on loans originated for sale and/or sold during the first nine months of 1995 as compared to the same period of 1994 as discussed above. Total non-interest expense increased $3.0 million or 13.5% during the first nine months of 1995 as compared to the same period of 1994, due to increases in salaries and employee benefits related to the Company's growth. Earnings per share were $1.22 and $1.13 for the nine months ended September 30, 1995 and 1994, respectively.

        SELECTED RATIOS
        The return on average assets (ROA) for the third quarter of 1995 was .87% compared to .92% in the third quarter of 1994. The return on average shareholder's equity (ROE) for the third quarter of 1995 was 12.02% compared to 12.00% ROE for the third quarter of 1994. For the first nine months of 1995 and 1994, ROA was .90%. ROE was 12.18% and 11.68% for the first nine months of 1995 and 1994, respectively.
        The dividend payout ratio of 35.71% for the quarter ended September 30, 1995 represents a slight decrease of .53% from the quarter ended September 30, 1994. The dividend payout ratio was 36.89% and 35.40% for the nine months ended September 30, 1995 and 1994, respectively. The dividend payout ratios for the quarter and nine months ended September 30, 1995 and 1994 are based on historical results of the Company and do not include cash dividends of the acquired subsidiaries prior to the dates of acquisition. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.
LOAN PORTFOLIO
        The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                                             September 30            December 31
                                                 1995                   1994
                                               --------                -------
Commercial, financial and
   agricultural                                $206,928                $164,351
Real Estate-Mortgage                            272,119                 243,792
Real Estate-Construction                         27,160                  15,118
Installment and other                           148,788                 140,710
Unearned Income                                  (8,621)                 (9,685)
                                               --------                --------
         TOTAL                                 $646,374                $554,286
                                               ========                ========
Loans Held for Sale
  Program loans                               $  84,000                $ 22,379
  Loans Originated for Sale                      17,971                   7,848
                                               --------                --------
         TOTAL                                $ 101,971                $ 30,227
                                               ========                 =======


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

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES
                  The following table summarizes the Company's risk elements for the periods ending September 30, 1995 and December 31, 1994. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong in comparison to the Company's peer group, at 128% as of September 30, 1995.
                  Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)

                                                            Nine Months
                                                              Ended               Year Ended
                                                           September 30           December 31
                                                               1995                  1994
                                                               ----                  ----
ALLOWANCE FOR LOAN LOSSES
         Balance at beginning of period                      $6,477                $ 6,209
         Charge-offs                                           (961)                (1,180)
         Recoveries                                             267                    408
                                                              ----------------------------
          Net charge-offs                                      (694)                  (772)
         Provision for loan possible losses                     711                  1,040
                                                             ------                 ------
         Balance at end of period                            $6,494                 $6,477
                                                              =====                  =====

AS A PERCENT OF AVERAGE TOTAL LOANS
         Net charge-offs                                       0.12%                  0.15%
         Provision for  possible loan losses                   0.12%                  0.21%
         Allowance for loan losses                             1.09%                  1.28%
                                                           September 30             December 31
                                                              1995                    1994
                                                              ----                    ----

NON -PERFORMING ASSETS
         Other real estate owned                              $1,084                  $696
         Non-accrual loans                                     2,203                 2,614
         Accruing loans past due 90 days
          or more                                              1,173                 1,420
         Restructured loans                                      109                   472
                                                               ---------------------------
         Total Non-performing Assets                          $4,569                $5,202

POTENTIAL PROBLEM LOANS                                         $509                  $529

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
         Allowance for loan losses                            127.88%               113.02%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                            0.20%                 0.28%

LIQUIDITY AND INTEREST RATE SENSITIVITY

                  The Company's cash and cash  equivalents,  represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchase of loans held for sale. Net cash was used in investing activities during the third quarter of 1995 and 1994 funding the Company's loan growth. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits and short-term borrowings.
                  The Company seeks to maintain a strong  liquidity  position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At September 30, 1995, the one year period shows a negative gap (liability sensitive) of $314 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to future market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date over the respected periods. After management adjustments, the table shows a negative gap in the one year period of $114 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year as interest rates have risen and is somewhat vulnerable to a rapid rise in interest rates during 1995. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.
                  There   are  no  known   trends,   demands,   commitments   or
uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                           1 to 3          3 to 12          1 to 5           Over 5
                                           Months           Months           Years            Years           Total
                                           ------           ------           -----            -----           -----
ASSETS
 Gross loans                             $155,633          $94,295        $316,138          $86,726        $652,792
 Loans Held for Sale                      101,971                0               0                0         101,971
 Securities          26,497                23,533          104,989          55,777          210,796
 Federal funds sold                           600                                                               600
                                        ---------         --------        --------         --------        --------
Total Interest earning assets             284,701          117,828         421,127          142,503         966,159
                                        ---------------------------------------------------------------------------

LIABILITIES
 Savings and NOW Accounts                 320,427                0               0                0         320,427
 All other interest bearing deposits       84,547          158,910         112,845              489         356,791
 Short term and other borrowings          137,184                0               0                0         137,184
 Long term borrowings                      15,000                0               0                0          15,000
                                         --------------------------------------------------------------------------

Total interest bearing liabilities       $557,158        $ 158,910        $112,845         $    489        $829,402
                                          -------         --------         -------          -------         -------

Interest sensitivity gap                ($272,457)      ($  41,082)       $308,282         $142,014       $136,757
                                          -------         --------         -------          -------        -------

Cumulative sensitivity gap              ($272,457)       ($313,539)      ($  5,257)        $136,757
                                          =======          =======         =======          =======

Management adjustments                   $286,899        ($ 87,647)      ($189,647)        ($ 9,605)
                                          -------          -------         -------           ------

Cumulative management adjusted gap       $ 14,442        ($114,287)       $  4,348         $136,757
                                          =======          =======         =======          =======

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES
                  As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. The Federal Reserve has published risk-based capital guidelines applicable to bank holding companies which define items in the calculation of risk-weighted assets. At September 30, 1995, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.
                  In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

                  The following table presents comparative capital ratios and related dollar amounts of capital for the Company:


                                                                                Dollars in Thousands
                                                                        September 30          December 31
                                                                           1995                   1994
                                                                           ----                   ----
Capital Components
         Tier 1 risk-based capital                                      $64,120                  $61,431
         Total risk-based capital                                        70,614                   67,908

Capital Ratios
         Tier 1 risk-based                                                10.89%                  11.03%
         Total risk-based                                                 12.00                   12.19
         Leverage                                                          6.65                    6.83

Regulatory Minimum
         Tier 1 risk-based (dollar/ratio)                            $23,548/4.00%           $22,282/4.00%
         Total risk-based (dollar/ratio)                              47,095/8.00             44,565/8.00
         Leverage (dollar/ratio)                                      28,919/3.00             26,989/3.00

                  The capital position of the Company is indicative of management's emphasis on asset quality and a history of retaining between 60% and 70% of annual net income. The ratios have declined from those reported at December 31, 1994, due to increased volume of the short-term whole loans purchased during the first nine months of 1995. These loans have been assigned a risk weight of 100%. The ratios enable the Company to continually pursue acquisitions and other growth opportunities. Improvements in operating results and a consistent dividend program, coupled with an effective management of credit risk, have been, and will be, the key elements in maintaining the Company's present capital position.
                  A subsidiary bank will purchase approximately $2.2 million in equipment sometime during the fourth quarter. This purchase, however, will not effect the Company's liquidity or ability to pay dividends to shareholders. No other material capital expenditures are anticipated in 1995. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Company. As of

September 30, 1995, the subsidiary banks could have paid aggregate dividends to the Parent Company of $8.5 million without obtaining approval of their respective regulators.

NET INTEREST INCOME
                  Net interest income, on a fully federal tax-equivalent basis, improved from the third quarter of 1994 to the third quarter of 1995 by approximately $603,000 due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.93% to 4.72%, as earning asset yields increased 56 basis points (100 basis points equal one percent) to 8.62%, and the cost of interest-bearing liabilities increased 86 basis points to 4.47%. The $133,000 decrease in net interest income due to rate, as shown in the following table, was coupled with a $736,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans.
                  Net interest income, on a fully federal tax-equivalent basis, improved from the nine months ended September 30, 1994 to the nine months ended September 30, 1995 by approximately $2.4 million due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.83% to 4.76%, as earning asset yields increased 56 basis points to 8.44%, and the cost of interest-bearing liabilities increased 73 basis points to 4.25%. The $784,000 decrease in net interest income due to rate, as shown in the following table, was coupled with a $3.1 million increase in net interest income due to volume. The major component of this favorable volume change was increased average loans.
                  A significant part of the increase in net earning assets for the third quarter of 1995 and the nine months ended September 30, 1995, is attributable to the Company's participation in a short-term, whole-loan bulk purchasing program. Under the program, the Company purchases from a third party whole loans secured by residential mortgages and partially insured by the Federal Housing Administration. The loans typically have balances of less than $25,000 and are not concentrated geographically. Additionally, the program permits the

Company to require the seller to repurchase or replace certain non-conforming loans. The loans are generally repurchased from the Company within 30 to 90 days. Although the loans usually are located outside the Company's primary market areas, management believes that these loans pose no greater risk than similar inmarket loans because of the Company's review of the loans, the credit support associated with the loans, the short duration of the Company's investment and the other terms of the program. The loans are serviced by third parties and the Company earns a fixed rate of return on the loans. The Company earned approximately $1.2 milion in interest income on program loans for the quarter ended September 30, 1995, on an average balance of approximately $50.8 million. The Company earned approximately $2.46 million in interest income on an average balance of approximately $34.9 million for the nine months ended September 30, 1995. These loans are being funded through short-term borrowings which consist primarily of securities sold under agreement to repurchase. This has been the primary cause for the increase in short-term borrowing interest expense of $980,000 for the quarter ended September 30, 1995, and $2.9 million for the nine months ended September 30, 1995.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                                  Quarter Ended
                                                                                  September 30

                                                                  1995                                            1994
                                                                  ----                                            ----
                                              Average                          Yield/            Average                   Yield/
                                              Balance          Interest        Rate              Balance        Interest    Rate
                                             -----------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 192,114           $4,527         9.43%            $ 152,533        $3,297     8.65%
 Real estate                                  291,554            6,269         8.60               239,232         4,968     8.31
 Consumer obligations                         141,666            3,539         9.99               121,586         2,927     9.63
                                             -----------------------------------------------------------------------------------

   Total loans                                625,334           14,335         9.17               513,351        11,192     8.72
Loans held for sale                            66,402            1,492         8.99                37,643           792     8.42
Securities
 Taxable                                      179,530            2,829         6.30               222,033         3,554     6.40
 Tax-exempt (2)                                36,345              902         9.93                42,689           920     8.62
                                             -----------------------------------------------------------------------------------

   Total securities                           215,875            3,731         6.91               264,722         4,474     6.76

Federal funds sold                               333                 5         6.01                 4,694            67     5.71
                                             -----------------------------------------------------------------------------------

   Total earning assets                       907,944           19,563         8.62               820,410        16,525     8.06
Cash and due from banks                        25,800                                              24,348
Bank premises and equipment                    22,129                                              19,982
Other assets                                   21,101                                              20,783
 Less:  allowance for possible
         loan losses                           (6,461)                                            (6,379)
                                             ------------------------------------------------------------------------------------

   Total assets                              $970,513                                           $879,144
                                             ====================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 104,572          $   754         2.88%            $101,562        $   754     2.97%
 Savings deposits                             222,036            1,709         3.08              265,675          2,004     3.02
 Time deposits                                346,805            4,602         5.31              282,516          2,982     4.22
 Short-term borrowings                        106,546            1,546         5.80               53,438            566     4.24
 Long-term debt                                11,587              231         7.97                5,903            101     6.84
                                             -------------------------------------------------------------------------------------

   Total interest-bearing liabilities         791,546            8,842         4.47              709,094          6,407     3.61
Demand deposits                               102,673                                             92,278
Other liabilities                               5,005                                             10,317
Stockholders' equity                           71,289                                             67,455
                                             -------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                     $970,513                                           $879,144
                                             =====================================================================================

  Net interest income                                          $10,721                                          $10,118
                                             =====================================================================================

  Net yield on earning assets                                                  4.72%                                        4.93%
                                             =====================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income. (2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                               Quarter Ended
                                                               September 30
                                                               1995 vs. 1994

                                                            Increase (Decrease)
                                                             Due to Change In:

INTEREST INCOME FROM:                       Volume                Rate                  Net
                                             -------------------------------------------------
Loans
    Commercial and industrial                $   913             $    317             $  1,230
    Real estate                                1,120                  181                1,301
    Consumer obligations                         498                  114                  612
                                             -------------------------------------------------
      Total loans                              2,531                  612                3,143

Loans held for sale                              643                   57                  700

 Securities
    Taxable                                     (671)                 (54)                (725)
    Tax-exempt (1)                              (561)                 543                  (18)
                                            --------------------------------------------------
      Total Securities                        (1,232)                 489                 (743)

Federal funds sold                               (85)                  23                  (62)
                                             -------------------------------------------------
Total interest-earning assets                $ 1,857               $1,181              $ 3,038

INTEREST EXPENSE ON:
Demand deposits                                   88                  (88)                   0
Savings deposits                                (553)                 258                 (295)
Time deposits                                    761                  859                1,620
Short-term borrowings                            714                  266                  980
Long-term debt                                   111                   19                  130
                                            --------------------------------------------------
Total interest-bearing liabilities          $  1,121            $   1,314              $ 2,435
                                            --------------------------------------------------

NET INTEREST INCOME                         $    736            $    (133)             $   603
                                           ===================================================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                              Nine Months Ended
                                                                                 September 30
                                                                  1995                                             1994
                                                                  ----                                             ----
                                              Average                          Yield/            Average                    Yield/
                                              Balance         Interest         Rate              Balance        Interest    Rate
                                              ----------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 181,771          $12,614         9.25%            $ 151,000       $ 9,287     8.20%
 Real estate                                  276,723           17,529         8.45               224,809        13,963     8.28
 Consumer obligations                         136,529           10,147         9.91               115,514         8,561     9.88
                                              ----------------------------------------------------------------------------------

   Total loans                                595,023           40,290         9.03               491,323        31,811     8.63
Loans held for sale                            46,988            3,157         8.96                21,029         1,327     8.41
Securities
 Taxable                                      187,981            9,002         6.39               227,312        10,595     6.21
 Tax-exempt (2)                                40,029            2,653         8.84                43,459         2,882     8.84
                                              ----------------------------------------------------------------------------------

   Total securities                           228,010           11,655         6.82               270,771        13,477     6.64

Federal funds sold                             1,593                70         5.86                10,072           275     3.64
                                              ----------------------------------------------------------------------------------

   Total earning assets                       871,614           55,172         8.44               793,195        46,890     7.88
Cash and due from banks                        25,302                                              25,418
Bank premises and equipment                    22,013                                              19,403
Other assets                                   21,054                                              27,974
 Less:  allowance for possible
         loan losses                           (6,446)                                            (6,329)
                                              -----------------------------------------------------------------------------------

   Total assets                              $933,537                                           $859,661
                                              ===================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 105,454          $ 2,266         2.87%            $ 99,430        $ 2,142      2.87%
 Savings deposits                             228,719            5,256         3.06              263,577          6,010      3.04
 Time deposits                                327,124           12,296         5.01              281,963          8,770      4.15
 Short-term borrowings                         87,568            3,811         5.80               36,497            939      3.43
 Long-term debt                                 7,095              459         8.63                5,884            310      7.02
                                              -----------------------------------------------------------------------------------

   Total interest-bearing liabilities         755,960           24,088         4.25              687,351         18,171      3.52
Demand deposits                                99,386                                             87,246
Other liabilities                               9,160                                             18,517
Stockholders' equity                           69,031                                             66,547
                                              -----------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                     $933,537                                           $859,661
                                              ===================================================================================

  Net interest income                                          $31,084                                          $28,719
                                              ===================================================================================

  Net yield on earning assets                                                  4.76%                                         4.83%
                                              ===================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income. (2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                               Nine Months Ended
                                                                 September 30
                                                                 1995 vs. 1994

                                                               Increase (Decrease)
                                                                Due to Change In:

INTEREST INCOME FROM:                         Volume                Rate                  Net
                                            --------------------------------------------------
Loans
    Commercial and industrial                $ 2,042             $  1,285             $  3,327
    Real estate                                3,283                  283                3,566
    Consumer obligations                       1,562                   24                1,586
                                            --------------------------------------------------
      Total loans                              6,887                1,592                8,479

Loans held for sale                            1,739                   91                1,830

 Securities
    Taxable                                   (2,044)                 451               (1,593)
    Tax-exempt (1)                              (227)                  (2)                (229)
                                            --------------------------------------------------
      Total Securities                        (2,271)                 449               (1,822)

Federal funds sold                              (378)                 173                 (205)
                                            --------------------------------------------------
Total interest-earning assets                $ 5,977             $  2,305              $ 8,282

INTEREST EXPENSE ON:
Demand deposits                                  133                   (9)                 124
Savings deposits                                (830)                  76                 (754)
Time deposits                                  1,532                1,994                3,526
Short-term borrowings                          1,922                  950                2,872
Long-term debt                                    71                   78                  149
                                            --------------------------------------------------
Total interest-bearing liabilities          $  2,828            $   3,089              $ 5,917
                                            --------------------------------------------------

NET INTEREST INCOME                         $  3,149            $    (784)             $ 2,365
                                            ==================================================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

PART II                        OTHER INFORMATION


Item 4.       Submission of Matters to a Vote
                          of Security Holders

     On  August  29,  1995, the Company held its Annual Meeting of Shareholders.
Three  Matters  were  submitted   to   the   shareholders   for   consideration:

1. Approval of an Agreement and Plan of Reorganization, dated as of March 14, 1995, and the Plan of Merger attached thereto, providing for the merger of First Merchants Bancorp, Inc. into the Company;

2.    Election of four Class III directors; and

3. Ratification of the Board of Directors' appointment of Ernst & Young LLP as auditors for the Company for 1995.

      The vote tabulation for each matter was as follows:

1.    Approval of Agreement and Plan of Reorganization:


                                                                    Broker
                         For            Against        Abstain     Non-votes
                         ---            -------        -------     ---------
                    2,511,248.5401    92,871.7176    18,980.0984       *

2.    Election of four Class III directors:

                                       Authority                  Broker
Director                 For           Withheld       Abstain    Non-votes
--------                 ---           --------       -------    ---------
D. K. Cales         2,580,891.9824    42,208.3137       N/A          *
Jay Goldman         2,589,945.9101    33,154.3860       N/A          *
C. Dallas Kayser    2,590,342.4669                      N/A          *
Robert D. Fisher    2,588,270.0468    34,830.2493       N/A          *

     Continuing directors whose terms did not expire at the annual meeting were:
Samuel M. Bowling, Steven J. Day, Jack E. Fruth, Otis L. O'Connor, Bob F. Richmond, C. Scott Briers, Carlin K. Harmon, Dale Nibert, Mark Schaul and Van
R. Thorn.

3.    Ratification of Appointment of Ernst & Young LLP:

                                                                    Broker
                         For            Against        Abstain     Non-votes
                         ---            -------        -------     ---------
                    2,601,913.0650     8,245.0677    12,942.1634       *

* Totals do not reflect 74,141 additional shares voted on behalf of brokers for proposal numbers 2 and 3

Item 6.           Exhibits and Reports on 8-K

        (a) Exhibits

                 27 Financial Data Schedule for the nine months ended September 30, 1995.

        (b) On September 15, 1995, the Company filed a report on Form 8-K, Commission File No. 0-11733, regarding the acquisition of First Merchants Bancorp, Inc.

                                S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CITY HOLDING COMPANY



November 10, 1995                 By   /s/Dawn Woolsey
                                  Dawn Woolsey,
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit                                                                    Page
Index                                                                     Number
-----                                                                     ------
27    Financial Data Schedule for the Nine months ended September 30, 1995    31