Form 10-K405
period 1995-12-31
CITY HOLDING CO
filed 1996-03-29
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File Number
   December 31, 1995                                            0-11733

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                          55-0619957
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 27, 1996 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

Aggregate Market Value -- $108,503,799

The number of shares outstanding of the issuer's common stock as of March 27, 1996:

Common Stock, $2.50 Par Value -- 5,078,406 shares

The total number of pages are  59  .  EXHIBIT INDEX is located on page  16  .
                              -----                                    -----

DOCUMENTS INCORPORATED BY REFERENCE




Documents                                         Part of Form 10-K
                                                  into which Document
                                                  is incorporated



Portions of the Annual                            Part I, Item 1; Part
  Report to Shareholders                          II, Items 5, 6, 7,
  of City  Holding  Company                       and 8; Part III,  Item
  for the year ended                              13; Part IV, Item 14.
  December 31, 1995.

Portions of City Holding                          Part III, Items 10,
  Company's Proxy statement                       11, 12 and 13.
  for the 1996 Annual
  Meeting of Shareholders.

                                FORM 10-K INDEX


PART I                                                                     Page

Item 1.       Business.....................................................  4

Item 2.       Properties...................................................  9

Item 3.       Legal Proceedings............................................  9

Item 4.       Submission of Matters to a Vote of
                Security Holders...........................................  9

PART II

Item 5.       Market for the Registrant's Common Stock and
                Related Stockholder Matters................................ 10

Item 6.       Selected Financial Data...................................... 10

Item 7.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................................. 10

Item 8.       Financial Statements and Supplementary Data.................. 10

Item 9.       Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure..................... 10

PART III

Item 10.      Directors and Executive Officers of
                Registrant................................................. 11

Item 11.      Executive Compensation....................................... 11

Item 12.      Security Ownership of Certain Beneficial
                Owners and Management...................................... 11

Item 13.      Certain Relationships and Related
                Transactions............................................... 11

PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K........................................ 12

              Signatures................................................... 15

              Exhibit Index................................................ 16

PART I

ITEM 1      BUSINESS

(a)      General Development of Business

                  The  Registrant,  City  Holding  Company,  is a West  Virginia
corporation chartered as of March 12, 1982. City Holding Company is a duly qualified bank holding company under the Bank Holding Company Act of 1956, as amended. City Holding Company currently has nine banking subsidiaries and three nonbanking subsidiaries (collectively, the "Subsidiaries"). All of the subsidiaries are wholly-owned. The Company acquired First Merchants Bancorp, Inc. and its subsidiary, Merchants National Bank, West Virginia in August 1995. Certain assets and liabilities of The Buffalo Bank of Eleanor (now Peoples State
Bank) were purchased by City National in July 1995. In December 1994, the Company acquired Hinton Financial Corporation and its subsidiary, The First National Bank of Hinton, West Virginia. Also in 1994, the Company acquired the remaining 33% of the First National Bank - Beckley which was subsequently merged into First State Bank and Trust. During 1993, the Company formed two non-banking subsidiaries, City Mortgage Corporation, a full service mortgage banking company whose principal place of business is in Pittsburgh, Pennsylvania and City Financial Corporation, a full service securities brokerage and investment advisory company, whose principal place of business is in City National's main location. City Holding Company's third non-banking subsidiary is Hinton Financial Corporation, which owns all of the capital stock of The First National Bank of Hinton and does not conduct any additional business.


(b)      General Description of Business

                  The banking Subsidiaries are engaged in the business of banking in West Virginia by receiving and paying deposits; by negotiating promissory notes, drafts, bills of exchange and other evidence of debt; by buying and selling exchange; by loaning money secured by personal or real property, or both; by dealing in securities and stocks without recourse solely upon order, and for the account of customers, except for purchases of investment securities for its account under limitations and restrictions imposed by regulations of the Comptroller of the Currency; by providing trust services; by supplying credit card services as a licensee of Visa and MasterCard; by providing safe deposit box facilities and miscellaneous other services rendered by a full service bank. In addition, the Company engages in a full-service securities brokerage and investment advisory business through City Financial Corporation and a full service mortgage banking company through City Mortgage Corporation.

                  The City National Bank of Charleston is a community bank serving the Kanawha City section of Charleston and municipalities and rural areas to the east. The Bank operates eleven branches serving Kanawha and Putnam counties. The Peoples Bank of Point Pleasant, a state-chartered bank located in Point Pleasant, West Virginia, serves the western portion of Mason County. Point Pleasant's two branch banks located in Mason and New Haven serve the northern portion of Mason County. First State Bank & Trust, a state-chartered bank located in Rainelle, West Virginia, serves Greenbrier and Raleigh counties. First State Bank operates seven offices located in Rainelle (two offices), Rupert, Sophia, and Beckley (two offices), West Virginia. Bank of Ripley, a state-chartered bank, has two locations in Ripley, West Virginia, and serves Jackson County. Home National Bank of Sutton, operates a national bank located in Sutton, West Virginia and a branch located in Gassaway, West Virginia.

                   Blue Ridge Bank (Blue Ridge), a de novo institution chartered as a state-nonmember bank in 1992 is located in Martinsburg, West Virginia. Blue Ridge operates five offices located in Berkeley, Jefferson, and Morgan counties. Peoples State Bank, a state bank, has locations in Clarksburg and Bridgeport, West Virginia, serving Harrison County. The First National Bank of Hinton (Hinton), operates a national bank in Summers County. Merchants National Bank operates a national bank in Montgomery, West Virginia and two branches located in Gauley and Glasgow, West Virginia. City Holding Company's nine banking subsidiaries are consumer-oriented banks and it is anticipated they will continue to be operated as such.

                  No material portion of the Subsidiaries' deposits are derived from a single person or a few persons, the loss of any one or more of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. No material portion of the Subsidiaries' loans are concentrated within a single industry or group of related industries.

                  City Holding Company operates as a multi-bank holding company and has no operations of its own. Consequently, it is dependent upon the Subsidiaries for cash necessary to pay expenses, dividends to its stockholders, and to meet debt service requirements.

                  City Holding Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with Federal, State and local provisions enacted or adopted relating to environmental protection.

(c)      Supervision and Regulation

                  The following generally describes the regulation to which the Company and its banking Subsidiaries are subject. Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulations may have a material effect on the business and prospects of the Company and its banking subsidiaries.

BANK HOLDING COMPANIES

                  The Company is registered as a "bank holding company" under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies are subject to regulation by the Federal Reserve Board. Among other things, the BHCA imposes limitations on the acquisition of direct or indirect ownership or control of interests in banks and bank holding companies and, with certain exceptions, any company that is not a bank and prohibits a bank holding company from engaging in any business other than banking (as defined by the Federal Reserve Board to include certain businesses closely related to banking) or managing or controlling banks.

BANKS

                  City National Bank of Charleston, The Home National Bank of Sutton, The First National Bank of Hinton and Merchants National Bank are national banking associations, and are subject to supervision and regulation by the OCC, the Federal Reserve Board and the FDIC. The Peoples Bank of Point Pleasant, First State Bank and Trust, The Bank of Ripley, Peoples State Bank and Blue Ridge Bank are supervised and regulated by the West Virginia Board of Banking and Financial Institutions, the FDIC and the Federal Reserve Board. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS.

                  The Company is a legal entity separate and distinct from its Subsidiaries. Most of the Company's revenues result from dividends paid to the Company by those Subsidiaries. The right of the Company and shareholders of the Company, to participate in any distribution of the assets or earnings of any Subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of such Subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends by the Company to its shareholders. Under federal law, the Company's Subsidiaries may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, or take securities of the Company as collateral for loans to any borrower. The Company's Subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

                  The banking Subsidiaries are subject to various statutory restrictions on their ability to pay dividends to the Company. Under applicable regulations, at December 31, 1995, the banking subsidiaries could have paid aggregate dividends to the Company of $10.9 million without obtaining prior approval of their respective regulators. The payment of dividends by the Company and its banking Subsidiaries may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines and general prohibitions against "unsafe and unsound" practices.

                  The ability of the Company's Subsidiaries to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and by capital guidelines. The bank regulatory agencies have broad discretion in developing and applying policies and guidelines, in monitoring compliance with existing policies and guidelines, and in determining whether to modify such policies and guidelines.

CROSS-GUARANTEE.

                  Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. Liability of any bank Subsidiary of the Company under this "cross-guarantee" position could have a material adverse effect on the financial condition of any other bank Subsidiary and the Company.

FDICIA; CAPITAL REQUIREMENTS; DEPOSIT INSURANCE.

                  In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes.

                  Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Pursuant to regulations adopted by bank regulators, as of December 31, 1995, each of the Company's bank Subsidiaries that are not classified as at least

"adequately capitalized" are subject to restrictions on their ability to make subject to growth limitations and may be required to submit capital restoration plans.

                  For purposes of assessing deposit insurance premiums, banks are assigned to one of the following three capital groups based on their capital levels: "well-capitalized", "adequately capitalized" and "undercapitalized". Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from .04% from the best capitalized, healthiest institutions, to .27% for undercapitalized institutions with substantial supervisory concern. The banking Subsidiaries of City Holding Company have been informed that the premium for the first semiannual assessment period beginning January 1, 1996, will be .04% of insured deposits or $1,000, whichever is greater. This assessment will not materially affect the Subsidiary banks' earnings.

                  Capital guidelines applicable to the Company are discussed in further detail under the caption "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources," at page 12 of the Company's 1995 Annual Report to Shareholders, which discussion is incorporated by reference herein.

INTERSTATE BANKING

                  Pursuant to federal legislation, as of September 1995, restrictions on interstate acquisitions were abolished, permitting bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state-imposed concentration limits. Banks will also be permitted to branch across state lines by merger, acquisition or de novo, effective June 1, 1997 (unless earlier permitted by state law), provided that certain conditions are met, including that applicable state law must expressly permit such interstate branching. The Company is unable to predict how this legislation will affect it or its banking Subsidiaries.

MONETARY POLICY, GOVERNMENT REGULATION

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

(d)      Employees

                  As of December 31, 1995, City Holding Company and Subsidiaries employed 578 associates. Employee relations within the Subsidiaries are considered to be satisfactory. One officer-director of The City National Bank of Charleston serves as an officer of City Holding Company, but receives no remuneration therefor.

(e)      Statistical Information

                  The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1995 and such pages are incorporated herein by reference.

                                                                      Page
Description of Information                                            Reference

1.       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
         EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         a.       Average Balance Sheets                               4

         b.       Analysis of Net Interest Earnings                    5

         c.       Rate Volume Analysis of Changes in
                  Interest Income and Expense                          5

2.       INVESTMENT PORTFOLIO

         a.       Book Value of Investments                            7

         b.       Maturity Schedule of Investments                     7

         c.       Securities of Issuers Exceeding 10%
                  of Stockholders' Equity                              7

3.       LOAN PORTFOLIO

         a.       Types of Loans                                       8

         b.       Maturities and Sensitivity to Changes in
                  Interest Rates                                       8

         c.       Risk Elements                                        9, 10

         d.       Other Interest Bearing Assets                       N/A

4.       SUMMARY OF LOAN LOSS EXPERIENCE                              10, 11

5.       DEPOSITS

         a.       Breakdown of Deposits by Categories,
                  Average Balance and Average Rate Paid                4

         b.       Maturity Schedule of Time Certificates of
                  Deposit and Other Time Deposits of
                  $100,000 or More                                     8

6.       RETURN ON EQUITY AND ASSETS                                   1

ITEM 2      PROPERTIES

                  City Holding Company and its subsidiaries own the facilities maintained as the Company's headquarters and generally own all of the facilities maintained as operating facilities by the subsidiaries. Those facilities not owned by the Company are maintained under long term lease agreements. The properties owned or leased by the Company consist generally of the main offices, and twenty seven (27) branch locations. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                  Page 2 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1995, included in this report as Exhibit 13, is incorporated herein by reference.


ITEM 6      SELECTED FINANCIAL DATA

                  Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1995, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 13 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1995, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The report of independent auditors and consolidated financial statements, included on pages 14 through 32 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1995, included in this report as Exhibit 13, are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                  The information required by Item 10 of FORM 10-K appears in the Company's 1996 Proxy Statement to be filed within 120 days of fiscal year end under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS".

ITEM 11     EXECUTIVE COMPENSATION

                  The information required by Item 11 of FORM 10-K appears in the Company's 1996 Proxy Statement under the caption "EXECUTIVE COMPENSATION".

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The  information  required by Item 12 of FORM 10-K  appears in
2 of the Company's 1996 Proxy  Statement under  the  caption   "OWNERSHIP  OF
EQUITY  SECURITIES".

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 13 of FORM 10-K appears in the Company's 1996 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and in NOTE TWELVE of Notes to Consolidated
Financial Statements appearing at page 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, included in this report as Exhibit 13, and incorporated herein by reference.

PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements Filed; Financial Statement Schedules

                  The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:


                                                                   Exhibit 13

                                                                   Page Number

Report of Independent Auditors                                          14

Consolidated Balance Sheets - December 31, 1995
and 1994                                                                15

Consolidated Statements of Income - years
ended December 31, 1995, 1994 and 1993                                  16

Consolidated Statements of Changes in
Stockholders' Equity - years ended December 31,
1995, 1994 and 1993                                                     17

Consolidated Statements of Cash Flows -
years ended December 31, 1995, 1994 and 1993                            18

Notes to Consolidated Financial Statements -
December 31, 1995                                                       19 - 32

On the following page appears the independent auditors report of Persinger & Company, LLC on the Consolidated Financial Statements of Hinton Financial Corporation and Subsidiary for the years December 31, 1994, 1993 and 1992.

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


                                                   /s/ PERSINGER & COMPANY, LLC



Beckley, West Virginia
January 6, 1995

FINANCIAL  SCHEDULES  I AND  II  UNDER  ARTICLE  9 OF  REGULATION  S-X  ARE  NOT
APPLICABLE.

(b)      Reports on Form 8-K

                  None

(c)      Exhibits

                  The exhibits listed in the EXHIBIT INDEX on pages 16 through 18 of this FORM 10-K are filed herewith or incorporated by reference from previous filings.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CITY HOLDING COMPANY
                                   (Registrant)

                                   /s/STEVEN J. DAY
                                   Steven J. Day,
                                   President/Director
                                   (Principal Executive Officer)

                                   /s/ROBERT A. HENSON
                                   Robert A. Henson,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                  Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 1996.

/s/SAMUEL M. BOWLING                          /s/C. SCOTT BRIERS
Samuel M. Bowling,                            C. Scott Briers,
Director                                      Director

/s/DR. D.K. CALES                             /s/STEVEN J. DAY
Dr. D. K. Cales,                              Steven J. Day,
Director                                      Director/President

/s/ROBERT D. FISHER                           /s/JACK E. FRUTH
Robert D. Fisher,                             Jack E. Fruth,
Director                                      Director

/s/JAY GOLDMAN                                /s/CARLIN K. HARMON
Jay Goldman,                                  Carlin K. Harmon,
Director                                      Director/Executive Vice President

                                              /s/DALE NIBERT
C. Dallas Kayser,                             Dale Nibert,
Director                                      Director

/s/OTIS L. O'CONNOR                           /s/BOB F. RICHMOND
Otis L. O'Connor,                             Bob F. Richmond,
Director                                      Director

/s/MARK H. SCHAUL                             /s/VAN R. THORN
Mark H. Schaul,                               Van R. Thorn,
Director                                      Director

/s/GEORGE F. DAVIS                            /s/HUGH R. CLONCH
George F. Davis,                              Hugh R. Clonch,
Director/Executive Vice President             Director

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

 3(i)             Amendment to the By-laws of                          III
                  City Holding Company, dated
                  March 4, 1986

 3(j)             Amendment to the By-laws of                          III
                  City Holding Company, dated
                  May 1, 1986

 3(k)             Amendment to the By-laws of                          III
                  City Holding Company, dated
                  February 5, 1987

 3(l)             Amendment to the By-laws of                          VI
                  City Holding Company, dated
                  November 3, 1988

3(m)              Articles of Amendment to the Articles of
                  Incorporation of City Holding Company,
                  dated August 1, 1994                                 VIII

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

10                Agreement dated June 5, 1986, by                     III
                  and between Steven J. Day and
                  City Holding Company

11                Statement Re: Computation of Per
                  Share Earnings                                       19

13                City Holding Company Annual Report
                  to Shareholders for Year Ended
                  December 31, 1995                                    20

22                Subsidiaries of City Holding Company                 55

24(a)             Consent of Ernst & Young LLP                         56

24(b)             Consent of Persinger & Company, LLC                  57

27                Financial Data Schedule for the year ending
                  December 31, 1995                                    58


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