Form 10-K/A
period 1995-12-31
CITY HOLDING CO
filed 1996-04-29
CIK 726854

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

Aggregate Market Value -- $108,503,799

The number of shares outstanding of the issuer's common stock as of March 27, 1996:

Common Stock, $2.50 Par Value -- 5,078,406 shares

The total number of pages are  13  .  EXHIBIT INDEX is located on page  5  .
                              -----                                    -----

PART III

Items 10-13 are amended as follows:

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                  The information required by Item 10 of FORM 10-K appears in the Company's 1996 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS", which is included in this report as Exhibit 99(a) and incorporated herein by reference.


ITEM 11     EXECUTIVE COMPENSATION

The information required by Item 11 of FORM 10-K appears in the Company's 1996 Proxy Statement under the caption "EXECUTIVE COMPENSATION", which is included in this report as Exhibit 99(a) and incorporated herein by reference.


ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The  information  required by Item 12 of FORM 10-K  appears in
2 of the Company's 1996 Proxy  Statement under  the  caption   "OWNERSHIP  OF
EQUITY SECURITIES", which is included in this report as Exhibit 99(a) and incorporated herein by reference.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 13 of FORM 10-K appears in the Company's 1996 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" included in this report as Exhibit 99(a) and in NOTE TWELVE of Notes to Consolidated Financial Statements appearing at page 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, included in this report as Exhibit 13, and incorporated herein by reference.

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

                                   CITY HOLDING COMPANY
                                   (Registrant)

                                   /s/STEVEN J. DAY
                                   Steven J. Day,
                                   President/Director
                                   (Principal Executive Officer)

                                   /s/ROBERT A. HENSON
                                   Robert A. Henson,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                  Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 26, 1996.

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


99(a) Excerpts from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

EXHIBIT INDEX


           The following exhibits are filed herewith or are incorporated herein by reference.


                                                                Prior Filing
Exhibit                                                       Reference or Page
Number            Description                                  Number Herein


99(a)             Excerpts from the Company's                          6-13
                  Proxy Statement for the 1996
                  Annual Meeting of Shareholders.