Form 10-Q
period 1996-03-31
CITY HOLDING CO
filed 1996-05-10
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
March 31, 1996                                                    0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                            55-0619957
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

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of May 5, 1996:

Common Stock, $2.50 Par Value -- 5,078,406 shares




THIS REPORT CONTAINS   111   PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   25  .

                                      Index

                      City Holding Company and Subsidiaries



PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets -- March 31, 1996 (unaudited) and December 31, 1995

              Consolidated Statements of Income (unaudited) -- Three months ended March 31, 1996 and 1995

              Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Three months ended March 31, 1996 and 1995

              Consolidated Statements of Cash Flows (unaudited) --Three months ended March 31, 1996 and 1995

              Notes to Consolidated Financial Statements (unaudited) -- March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   xhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES

Item I.                                                                                       MARCH 31              DECEMBER 31
                                                                                                1996                    1995
                                                                                           ------------            -------------
ASSETS                                                                                      (unaudited)
Cash and due from banks                                                                   $  30,933,000            $  28,460,000
Securities available for sale, at fair value                                                121,475,000              143,649,000
Investment securities (approximate market values:
       March 31, 1996--$41,911,000; December 31, 1995--$52,183,000)                          40,964,000               50,719,000
Loans:
       Gross loans                                                                          661,542,000              664,886,000
       Unearned income                                                                       (7,576,000)              (8,125,000)
       Allowance for possible loan losses                                                    (6,633,000)              (6,566,000)
                                                                                             ---------                ---------
       NET LOANS                                                                            647,333,000              650,195,000
Loans held for sale                                                                         165,262,000              122,222,000
Bank premises and equipment                                                                  25,905,000               23,651,000
Accrued interest receivable                                                                   8,467,000                8,031,000
Other assets                                                                                 14,672,000               14,042,000
                                                                                           ------------              -----------
       TOTAL ASSETS                                                                     $ 1,055,011,000          $ 1,040,969,000
                                                                                          =============            =============

LIABILITIES
Deposits:
Noninterest-bearing                                                                      $  122,196,000            $ 116,992,000
Interest-bearing                                                                            690,601,000              680,423,000
                                                                                            -----------              -----------
       TOTAL DEPOSITS                                                                       812,797,000              797,415,000
Short-term borrowings                                                                       134,440,000              141,309,000
Long-term debt                                                                               23,200,000               20,000,000
Other liabilities                                                                            10,302,000                9,106,000
                                                                                          -------------             ------------
       TOTAL LIABILITIES                                                                    980,739,000              967,830,000

STOCKHOLDERS' EQUITY Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000  shares;  issued and outstanding  5,092,046  shares as of March 31,
  1996 and December 31, 1995, including 13,640 shares in
  treasury at March 31, 1996 and December 31, 1995.                                          12,730,000               12,730,000
Capital surplus                                                                              25,942,000               25,942,000
Retained earnings                                                                            36,031,000               34,432,000
Cost of common stock in treasury                                                               (360,000)                (360,000)
Net unrealized (loss) gain on securities available for sale,
 net of deferred income taxes                                                                   (71,000)                 395,000
                                                                                         --------------            -------------
       TOTAL STOCKHOLDERS' EQUITY                                                            74,272,000               73,139,000
                                                                                          -------------            -------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                             $ 1,055,011,000          $ 1,040,969,000
                                                                                         ==============           ==============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                                                   THREE MONTH PERIOD ENDED
                                                                                                           March 31
                                                                                                1996                     1995
                                                                                             ----------               ----------
INTEREST INCOME
       Interest and fees on loans                                                          $ 18,303,000             $ 12,981,000
       Interest and dividends on securities:
        Taxable                                                                               2,253,000                3,206,000
        Tax-exempt                                                                              532,000                  589,000
        Other interest income                                                                     5,000                   11,000
                                                                                           ------------              -----------
       TOTAL INTEREST INCOME                                                                 21,093,000               16,787,000

INTEREST EXPENSE
       Interest on deposits                                                                   7,233,000                6,094,000
       Interest on short-term borrowings                                                      2,153,000                  856,000
       Interest on long-term debt                                                               297,000                  130,000
                                                                                           ------------              -----------
       TOTAL INTEREST EXPENSE                                                                 9,683,000                7,080,000

       NET INTEREST INCOME                                                                   11,410,000                9,707,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              271,000                  201,000
                                                                                            -----------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 11,139,000                9,506,000

OTHER INCOME
       Securities gains(losses)                                                                  61,000                    3,000
       Service charges                                                                          839,000                  708,000
       Other                                                                                  1,013,000                  538,000
                                                                                            -----------               ----------
       TOTAL OTHER INCOME                                                                     1,913,000                1,249,000

OTHER EXPENSES
       Salaries and employee benefits                                                         5,254,000                4,036,000
       Net occupancy expense                                                                  1,370,000                1,245,000
       Other                                                                                  2,887,000                2,521,000
                                                                                            -----------              -----------
       TOTAL OTHER EXPENSES                                                                   9,511,000                7,802,000

       INCOME BEFORE INCOME TAXES                                                             3,541,000                2,953,000
INCOME TAXES                                                                                  1,080,000                  913,000
                                                                                            -----------              -----------

NET INCOME                                                                                  $ 2,461,000              $ 2,040,000
                                                                                            ===========              ===========
Net income per common share                                                                 $       .48              $       .40
                                                                                            ===========              ===========
Average common shares outstanding                                                             5,078,406                5,167,065
                                                                                            ===========              ===========








See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Three Months Ended March 31, 1996

                                                                                       NET
                                                                                     UNREALIZED
                                                                                    GAIN/(LOSS)
                                                                                     SECURITIES                           TOTAL
                                    COMMON           CAPITAL        RETAINED          AVAILABLE       TREASURY         STOCKHOLDERS'
                                    STOCK            SURPLUS        EARNINGS          FOR SALE         STOCK             EQUITY
                                    ------           -------        --------          --------         ------            ------
Balances
 at December 31, 1995           $12,730,000      $25,942,000     $34,432,000          $395,000       (360,000)         $73,139,000

Net income                                                         2,461,000                                             2,461,000

Cash dividends
 declared ($.17/share)                                              (862,000)                                             (862,000)

Change in unrealized gain/(loss),
 net of income taxes of $311,000                                                      (466,000)                           (466,000)


Balances
 at March 31, 1996              $12,730,000      $25,942,000     $36,031,000         ($ 71,000)     ($360,000)         $74,272,000
                                 ----------      -----------     -----------        -----------     ----------         -----------

                                                                                      NET
                                                                                     UNREALIZED
Three Months Ended March 31, 1995                                                   GAIN/(LOSS)
                                                                                     SECURITIES                           TOTAL
                                    COMMON           CAPITAL        RETAINED         AVAILABLE        TREASURY         STOCKHOLDERS'
                                    STOCK            SURPLUS        EARNINGS          FOR SALE         STOCK              EQUITY
                                    ------           -------        --------          --------         ------             ------
Balances
 at December 31, 1994           $11,753,000      $18,366,000     $39,075,000       ($2,863,000)    ($   32,000)         $66,299,000

Net income                                                         2,040,000                                              2,040,000

Cash dividends
 declared ($.145/share)                                             (599,000)                                              (599,000)

Cash dividends of acquired
 subsidiary                                                          (75,000)                                               (75,000)

Changes in net unrealized
 gain/(loss), net of income
 taxes of $878,000                                                                   1,317,000                             1,317,000

Cost of 2,313 shares of common
 stock acquired for treasury                                                                           (65,000)             (65,000)

Issuance of 428 shares of
 treasury stock                                                                                         12,000               12,000
                                -----------      -----------    ------------       ------------    -----------          -----------

Balances
 at March 31, 1995              $11,753,000      $18,366,000     $40,441,000       $(1,546,000)    ($  85,000)          $68,929,000
                                -----------      -----------     -----------       ------------    -----------          -----------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                                   THREE MONTH PERIOD ENDED
                                                                                            MARCH 31

                                                                              1996                       1995
                                                                              ----                       ----

OPERATING ACTIVITIES
Net Income                                                                 $2,461,000                 $2,040,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net amortization                                                        220,000                    224,000
      Provision for depreciation                                              743,000                    584,000
      Provision for loan losses                                               271,000                    201,000
      Realized securities gains                                               (61,000)                    (3,000)
      Loan originated for sale                                            (25,708,000)                (9,114,000)
      Purchases of loans held for sale                                   (219,599,000)               (43,448,000)
      Proceeds from loans sold                                            202,535,000                 37,998,000
      Realized gains on loans sold                                           (268,000)                   (42,000)
      Minority interest in income of subsidiary                                     0                          0
      (Increase) decrease in accrued interest receivable                     (436,000)                   261,000
      Increase in other assets                                               (482,000)                  (612,000)
      Increase (decrease) in other liabilities                              1,196,000                   (857,000)
                                                                         ------------               ------------

NET CASH USED IN OPERATING ACTIVITIES                                     (39,128,000)               (12,768,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                      17,859,000                 10,533,000
 Proceeds from maturities of securities available for sale                 20,270,000                  2,325,000
 Purchases of securities available for sale                               (16,581,000)               (11,292,000)
 Proceeds from sales of securities                                                  0                  3,000,000
 Proceeds from maturities of securities                                     9,608,000                  5,024,000
 Purchases of securities                                                            0                 (3,239,000)
 Net decrease (increase) in loans                                           2,591,000                (25,633,000)
 Sale of foreclosed properties                                                      0                      7,000
 Purchases of premises and equipment                                       (2,997,000)                (1,458,000)
                                                                        -------------               ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        30,750,000                (20,733,000)

FINANCING ACTIVITIES
 Net increase in noninterest bearing deposits                               5,204,000                  1,057,000
 Net increase in interest-bearing deposits                                 10,178,000                  3,143,000
 Net (decrease) increase in short-term borrowings                          (6,869,000)                24,141,000
 Proceeds from long-term-debt                                               3,200,000                  2,150,000
 Repayment of long-term debt                                                        0                 (4,200,000)
 Purchases of treasury stock                                                        0                    (65,000)
 Proceeds from sales of treasury stock                                              0                     12,000
 Cash dividends paid                                                         (862,000)                  (772,000)
                                                                        -------------                -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  10,851,000                 25,466,000
                                                                         ------------                -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            2,473,000                 (8,035,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           28,460,000                 34,284,000
                                                                         ------------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $30,933,000                $26,249,000
                                                                         ============                ===========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1996

        NOTE A - BASIS OF PRESENTATION

                 The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1996. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. Actual results could differ from management's estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1995.
         NOTE B - INCOME TAXES
                  The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the three months ended March 31, 1996, of 30.50% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

         NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES
                  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $68,029,000 at March 31, 1996. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $3,567,000, have historically expired unfunded.

         NOTE D - STOCKHOLDERS' EQUITY
                  The Company  maintains an Open Market Stock Purchase Plan (the
Plan) whereby the Board of Directors have allocated $5 million to be used to purchase shares of the Company's common stock through May 1996. The Plan as of March 31, 1996 has reacquired approximately 87,000 shares at market prices ranging from $23.30 to $24.08 per share for total purchases of approximately $2,286,000.

         NOTE E - ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

                  On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires that entities recognize rights to service mortgage loans for others as separate assets, whether those rights are acquired through loan origination or purchase activities. Additionally, management must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS No. 122 did not have a material impact on the Company's financial position or results of operations.

                  NOTE F - LONG-TERM BORROWINGS
         Long-term debt consists of a $20,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.1875% at March 31, 1996) due on June 30, 1996. As of March 31, 1996, the
outstanding balance was equal to $18,200,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of The City National Bank of Charleston, The Peoples Bank of Point Pleasant, First State Bank and Trust, Merchants National Bank and The Home National Bank of Sutton as security for the loan. Management intends to refinance this loan according to the provisions provided in the agreement.
         During 1995, a subsidiary obtained long-term financing from the Federal Home Loan Bank (FHLB) in the form of a Long-Term LIBOR Floater with maximum available credit of $5 million. At March 31, 1996, $5 million was outstanding with an interest rate of 5.4185%. The agreement matures in December, 1998.

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         HIGHLIGHTS

         FINANCIAL POSITION
                  Total assets increased $14.0 million or approximately 1.3% during the first three months of 1996. Net loans decreased $2.9 million or 0.4%. Loans held for sale, consisting primarily of loans received through the Company's participation in a short-term whole loan bulk purchasing program, increased $43 million or 35.2%. As of March 31, 1996, program loans owned by the Company had an outstanding principal balance of approximately $139.8 million. See LOAN PORTFOLIO. The Company earned interest income of approximately $3,230,000 on program loans during the first quarter of 1996. See NET INTEREST INCOME. The increase in loans held for sale was funded primarily by the various securities sales, calls and maturities of $47.7 million, plus the $15.4 million increase in deposits. Net stockholders' equity increased $1.1 million during the first three months of 1996 representing the Company's retained net profits.

    QUARTER ENDED MARCH 31, 1996, COMPARED TO QUARTER ENDED MARCH 31, 1995.

                  The Company reported net income of $2,461,000 for the three months ended March 31, 1996 compared to net income of $2,040,000 for the quarter ended March 31, 1995. This increase of $421,000, or 20.6%, was primarily due to an increase of $1,703,000 in the Company's net interest income during the first quarter of 1996 as compared to the same period of 1995. However, the increase in net interest income did not translate into a corresponding increase in net income because of the level of non-interest expense associated with the Company's expansion of its Operations Center, which increased $1,709,000 or 21.9% during the first quarter of 1996 as compared to the same period of 1995. See NET INTEREST INCOME. Earnings per share were $.48 and $.40 for the first quarter of 1996 and 1995, respectively.
                  Total other income, excluding securities transactions, increased $606,000 or 48.6% primarily due to fees generated from increased loans held for sale volume and return item fees on deposits collected through the ordinary course of business.

         SELECTED RATIOS
                  The return on average assets (ROA) for the first quarter of 1996 was .93% compared to .92% in the first quarter of 1995. The return on average shareholder's equity (ROE) for the first quarter of 1996 was 13.24% compared to 12.38% ROE for the first quarter of 1995.
                  The dividend payout ratio of 35.42% for the quarter ended March 31, 1996 represents a decrease of 2.29% from the dividend payout ratio of 36.25% for the quarter ended March 31, 1995. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

 LOAN PORTFOLIO

                  The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                                                    March 31         December 31
                                                      1996               1995
                                                   --------            -------
Commercial, financial and
   agricultural                                    $ 215,540          $ 214,304
Real Estate-Mortgage                                 277,702            277,608
Real Estate-Construction                              26,175             27,240
Installment and other                                142,125            145,734
Unearned Income                                       (7,576)            (8,125)
                                                   ---------          ---------
         TOTAL                                     $ 653,966          $ 656,761
                                                   =========          =========

Loans Held for Sale
  Program loans                                    $ 139,799          $ 101,843
  Loans Originated for Sale                           25,463             20,379
                                                   ---------          ---------
         TOTAL                                     $ 165,262          $ 122,222
                                                   =========          =========

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

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES
                  The following table summarizes the Company's risk elements for the periods ending March 31, 1996 and December 31, 1995. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong, at 119% as of March 31, 1996.
                  Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)

                                                                        Three Months
                                                                            Ended              Year Ended
                                                                           March 31           December 31
                                                                            1996                 1995
                                                                            ----                 ----
ALLOWANCE FOR LOAN LOSSES
         Balance at beginning of period                                    $6,566               $ 6,477
         Charge-offs                                                         (260)               (1,331)
         Recoveries                                                            56                   316
                                                                           ------               -------
          Net charge-offs                                                    (204)               (1,015)
         Provision for loan possible losses                                   271                 1,104
                                                                           ------                ------
         Balance at end of period                                          $6,633                $6,566
                                                                           ======                ======

AS A PERCENT OF AVERAGE TOTAL LOANS
         Net charge-offs                                                    0.03%                  0.17%
         Provision for  possible loan losses                                0.04%                  0.18%
         Allowance for loan losses                                          1.02%                  1.08%

                                                                         March 31            December 31
                                                                           1996                  1995
                                                                           ----                  ----

NON -PERFORMING ASSETS
         Other real estate owned                                           $1,038               $1,027
         Non-accrual loans                                                  2,703                2,525
         Accruing loans past due 90 days
          or more                                                           1,448                1,421
         Restructured loans                                                   139                  141
                                                                           ------               ------
         Total Non-performing Assets                                       $5,328               $5,114

POTENTIAL PROBLEM LOANS                                                      $264                 $266

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
         Allowance for loan losses                                        118.62%              122.04%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                                        0.22%                0.23%

LIQUIDITY AND INTEREST RATE SENSITIVITY

                  The Company's cash and cash  equivalents,  represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchase of loans held for sale. Net cash was used in investing activities during the first quarter of 1995 funding the Company's loan growth. Net cash was provided by investing activities during the first quarter of 1996 due primarily to maturing investment securities. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits. In 1995, financing activities provided cash due to the increase in short-term borrowings.
                  The Company seeks to maintain a strong  liquidity  position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At March 31, 1996, the one year period shows a negative gap (liability sensitive) of $254 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to future market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date over the respected periods. After management adjustments, the table shows a negative gap in the one year period of $51 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1996. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.
                  There   are  no  known   trends,   demands,   commitments   or
uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                           1 to 3          3 to 12        1 to 5           Over 5
                                           Months           Months         Years            Years           Total
                                           ------           ------         -----            -----           -----
ASSETS
 Gross loans                             $167,189          $89,692        $316,357          $85,601        $658,839
 Loans held for sale                      165,262                0               0                0         165,262
 Securities                                33,380           19,604          71,607           37,848         162,439
                                         --------        ---------       ---------        ---------        --------
Total interest earning assets             365,831          109,296         387,964          123,449         986,540
                                         --------        ---------       ---------        ---------        --------

LIABILITIES
 Savings and NOW Accounts                 324,472                0               0                0         324,472
 All other interest bearing deposits       96,767          150,446         118,416              500         366,129
 Short term and other borrowings          134,440                0               0                0         134,440
 Long term borrowings                      23,000                0               0                0          23,200
                                        ---------        ---------       ---------       ----------        --------

Total interest bearing liabilities       $578,879        $ 150,446        $118,416       $      500        $848,241
                                        ---------        ---------       ---------        ---------        --------

Interest sensitivity gap                ($213,048)      ($  41,150)       $269,548         $122,949        $138,299
                                        ---------        ---------       ---------        ---------        --------

Cumulative sensitivity gap              ($213,048)       ($254,198)       $ 15,350         $138,299
                                         ========         ========         =======          =======

Management adjustments                   $292,505        ($ 89,796)      ($192,380)        ($10,329)
                                          -------          -------         -------           ------

Cumulative management adjusted gap      $  79,457        ($ 51,489)       $ 25,679         $138,299
                                         ========          =======         =======          =======

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES
                  As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At March 31, 1996, the regulatory minimum ratio of qualified total capital to riskweighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.
                  In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3 percent plus an additional cushion of a least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
                  The following table presents comparative capital ratios and related dollar amounts of capital for the Company:


                                                                                Dollars in Thousands
                                                                           March 31             December 31
                                                                            1996                    1995
                                                                            ----                    ----
Capital Components
         Tier 1 risk-based capital                                         $67,907                 $66,260
         Total risk-based capital                                           74,540                  72,826

Capital Ratios
         Tier 1 risk-based                                                   8.78%                   8.87%
         Total risk-based                                                    9.63                     9.75
         Leverage                                                            6.42                     6.45

Regulatory Minimum
         Tier 1 risk-based (dollar/ratio)                            $30,949/4.00%            $29,888/4.00%
         Total risk-based (dollar/ratio)                              61,898/8.00              59,776/8.00
         Leverage (dollar/ratio)                                      31,734/3.00              30,801/3.00

                  The strong capital position of the Company is indicative of management's emphasis on asset quality and a history of retained net income. The ratios enable the Company to continually pursue acquisitions and other growth opportunities. Improvements in operating results and a consistent dividend program, coupled with an effective management of credit risk, have been, and will be, the key elements in maintaining the Company's present capital position.
                  The Company does not anticipate any material capital expenditures in 1996. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Company.

NET INTEREST INCOME
                  Net interest income, on a fully federal tax-equivalent basis, improved from the first quarter of 1995 to the first quarter of 1996 by approximately $1,674,000 due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.84% to

4.70%, as earning asset yields increased 32 basis points (100 basis points equal one percent) to 8.59%, and the cost of interest-bearing liabilities increased 56 basis points to 4.49%. The $530,000 decrease in net interest income due to rate, as shown in the following table, was coupled with a $2,204 000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans and average loans held for sale.

                  A significant part of the increase in net earning assets for the first quarter of 1996 is attributable to the Company's participation in a short-term, whole-loan bulk purchasing program. Under the program, the Company purchases from a third party whole loans secured by residential mortgages and partially insured by the Federal Housing Association. The loans typically have balances of less than $25,000 and are not concentrated geographically.
Additionally, the program permits the Company to require the seller to repurchase or replace certain non-performing loans. The loans are generally repurchased from the Company within 30 to 90 days. Although the loans usually are located outside the Company's primary market areas, management believes that these loans pose no greater risk than similar "in-market" loans because of the Company's review of the loans, the credit support associated with the loans, the short duration of the Company's investment and the other terms of the program. The loans are generally serviced by third parties and the Company earns a fixed rate of return on the loans. The Company earned approximately $3,230,000 in interest income on program loans for the quarter ended March 31, 1996 compared to $395,000 in interest income for the same period in 1995. These loans are being funded through short-term borrowings which consist primarily of securities sold under agreement to repurchase.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                                   Quarter Ended
                                                                                     March 31

                                                                  1996                                             1995
                                                                  ----                                             ----
                                              Average                         Yield/              Average                  Yield/
                                              Balance         Interest         Rate               Balance      Interest     Rate
                                             -----------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 210,023           $4,853         9.24%            $ 171,329        $3,832     8.95%
 Real estate                                  304,736            6,523         8.56               261,630         5,407     8.27
 Consumer obligations                         134,888            3,304         9.80               129,547         3,170     9.79
                                             -----------------------------------------------------------------------------------

   Total loans                                649,647           14,680         9.04               562,506        12,409     8.82
Loans held for sale                           161,246            3,623         8.99                25,894           572     8.84
Securities
 Taxable                                      145,355            2,253         6.20               195,128         3,206     6.57
 Tax-exempt (2)                                37,975              806         8.49                42,424           892     8.41
                                              ----------------------------------------------------------------------------------

   Total securities                           183,330            3,059         6.67               237,552         4,098     6.90

Federal funds sold                               396                 5         5.05                   810            11     5.43
                                            ------------------------------------------------------------------------------------

   Total earning assets                       994,619           21,367         8.59               826,762        17,090     8.27
Cash and due from banks                        29,147                                              25,016
Bank premises and equipment                    23,880                                              21,540
Other assets                                   22,770                                              22,196
 Less:  allowance for possible
         loan losses                           (6,610)                                             (6,417)
                                           --------------------------------------------------------------

   Total assets                            $1,063,806                                           $889,097
                                            =============================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 110,568          $   760         2.75%            $104,453        $   774      2.96%
 Savings deposits                             208,634            1,697         3.25              239,148          1,796      3.00
 Time deposits                                362,832            4,776         5.27              307,048          3,524      4.59
 Short-term borrowings                        159,436            2,153         5.40               62,263            856      5.50
 Long-term debt                                21,042              297         5.65                7,201            130      7.22
                                           --------------------------------------------------------------------------------------

   Total interest-bearing liabilities         862,512            9,683         4.49              720,113          7,080      3.93
Demand deposits                               117,968                                             94,401
Other liabilities                               8,988                                              8,650
Stockholders' equity                           74,338                                             65,933
                                           -------------------------------------------------------------
   Total liabilities and
    stockholders' equity                   $1,063,806                                           $889,097
                                           =============================================================

  Net interest income                                          $11,684                                          $10,010
                                           ============================================================================

  Net yield on earning assets                                                    4.70%                                        4.84%
                                           ========================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income. (2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                           Quarter Ended
                                                              March 31
                                                           1996 VS. 1995

                                                         Increase (Decrease)
                                                          Due to Change In:

INTEREST INCOME FROM:                         Volume                Rate                  Net
                                             -------------------------------------------------
Loans
    Commercial and industrial                $   890             $    131             $  1,021
    Real estate                                  917                  199                1,116
    Consumer obligations                         131                    3                  134
                                             -------------------------------------------------
      Total loans                              1,938                  333                2,271

Loans held for sale                            3,041                    9                3,050

 Securities
    Taxable                                     (780)                (172)                (952)
    Tax-exempt (1)                              (138)                  52                  (86)
                                            --------------------------------------------------
      Total Securities                          (918)                (120)              (1,038)

Federal funds sold                                (5)                  (1)                 (6)
                                            --------------------------------------------------
Total interest-earning assets                $ 4,056                 $ 221            $ 4,277

INTEREST EXPENSE ON:
Demand deposits                                 194                  (208)                (14)
Savings deposits                               (783)                  684                 (99)
Time deposits                                   692                   560               1,252
Short-term borrowings                         1,403                  (106)              1,297
Long-term debt                                  354                  (187)                167
                                           ---------------------------------------------------
Total interest-bearing liabilities         $  1,860            $     743              $ 2,603
                                           --------------------------------------------------

NET INTEREST INCOME                        $  2,196              $    (522)           $ 1,674
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

Item 5.                           Other Information -              On April 8, 1996, the Company
                                                                   adopted an Employee Stock
                                                                   Ownership Plan effective January 1,
                                                                   1996.  This plan modified the
                                                                   Company's Money Purchase Plan
                                                                   which was originally effective
                                                                   January 1, 1995.

Item 6.                Exhibits and Reports on 8-K -               Not Applicable


     The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CITY HOLDING COMPANY



May 7, 1996                             By /s/ Dawn Woolsey
                                        Dawn Woolsey,
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                              Page Number
Index

10     City Holding Company Employee's Stock Ownership Plan dated
       April 8, 1996                                                      26

27     Financial Data Schedule for the quarter ending March 31, 1996      110