Form 10-Q
period 1996-06-30
CITY HOLDING CO
filed 1996-08-13
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D. C. 20549

                                           FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                Commission File Number
June 30, 1996                                            0-11733

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

        West Virginia                                            55-0619957
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

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of August 13, 1996:

Common Stock, $2.50 Par Value -- 5,078,194 shares

THIS REPORT CONTAINS   32   PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   31  .

                                             Index

                                    City Holding Company and Subsidiaries

PART I         FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                      Consolidated Balance Sheets -- June 30, 1996 (unaudited) and December 31, 1995

                      Consolidated Statements of Income (unaudited) -- Six months ended June 30, 1996 and 1995 and the three months ended June 30, 1996 and 1995

                      Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Six months ended June 30, 1996 and 1995

                      Consolidated Statements of Cash Flows (unaudited) --Six months ended June 30, 1996 and 1995

                      Notes to Consolidated Financial Statements (unaudited) -- June 30, 1996

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

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

Item I.

                                                                          JUNE 30         DECEMBER 31
                                                                            1996               1995
                                                                        ------------       --------
ASSETS                                                                   (unaudited)

Cash and due from banks                                                $  39,102,000        $  28,460,000
Securities available for sale, at fair value                             116,595,000          143,649,000
Investment securities (approximate market values:
     June 30, 1996--$43,422,000; December 31, 1995--$52,183,000)          43,146,000           50,719,000
Loans:
     Gross loans                                                         673,907,000          664,886,000
     Unearned income                                                      (7,208,000)          (8,125,000)
     Allowance for possible loan losses                                   (6,773,000)          (6,566,000)
                                                                           ---------           ----------
     NET LOANS                                                           659,926,000          650,195,000
Loans held for sale                                                      163,250,000          122,222,000
Bank premises and equipment                                               29,273,000           23,651,000
Accrued interest receivable                                                8,459,000            8,031,000
Other assets                                                              14,971,000           14,042,000
                                                                        ------------          -----------
     TOTAL ASSETS                                                    $ 1,074,722,000      $ 1,040,969,000
                                                                       =============        =============

LIABILITIES
Deposits:
Noninterest-bearing                                                   $  115,517,000        $ 116,992,000
Interest-bearing                                                         700,994,000          680,423,000
                                                                         -----------          -----------
     TOTAL DEPOSITS                                                      816,511,000          797,415,000
Short-term borrowings                                                    148,399,000          141,309,000
Long-term debt                                                            24,200,000           20,000,000
Other liabilities                                                         10,305,000            9,106,000
                                                                       -------------         ------------
     TOTAL LIABILITIES                                                   999,415,000          967,830,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued and outstanding 5,092,046 shares as of June 30, 1996 and December 31, 1995, respectively,
  including 13,852 and 13,640 shares in treasury at
  June 30, 1996 and December 31, 1995, respectively.                      12,730,000           12,730,000
Capital surplus                                                           25,942,000           25,942,000
Retained earnings                                                         37,732,000           34,432,000
Cost of common stock in treasury                                            (360,000)            (360,000)
Net unrealized (loss) gain on securities available for sale,
 net of deferred income taxes                                               (737,000)             395,000
                                                                      --------------       --------------
     TOTAL STOCKHOLDERS' EQUITY                                           75,307,000           73,139,000
                                                                       -------------        -------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                            $ 1,074,722,000      $ 1,040,969,000
                                                                      ==============       ==============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                             SIX  MONTH PERIOD ENDED
                                                                                    June 30
                                                                             1996                 1995
                                                                          ----------           -------
INTEREST INCOME
     Interest and fees on loans                                         $ 37,318,000         $ 27,620,000
     Interest and dividends on securities:
      Taxable                                                              4,227,000            6,203,000
      Tax-exempt                                                           1,032,000            1,156,000
      Other interest income                                                   19,000               35,000
                                                                     ---------------          -----------
     TOTAL INTEREST INCOME                                                42,596,000           35,014,000

INTEREST EXPENSE
     Interest on deposits                                                 14,587,000           12,753,000
     Interest on short-term borrowings                                     3,749,000            2,265,000
     Interest on long-term debt                                              782,000              228,000
                                                                        ------------         ------------
     TOTAL INTEREST EXPENSE                                               19,118,000           15,246,000

     NET INTEREST INCOME                                                  23,478,000           19,768,000
PROVISION FOR POSSIBLE LOAN LOSSES                                           561,000              409,000
                                                                         -----------          -----------
     NET INTEREST INCOME AFTER
        PROVISION FOR  POSSIBLE LOAN LOSSES                               22,917,000           19,359,000

OTHER INCOME
     Securities gains                                                         63,000                2,000
     Service charges                                                       1,784,000            1,499,000
     Other                                                                 2,174,000            1,420,000
                                                                         -----------          -----------
     TOTAL OTHER INCOME                                                    4,021,000            2,921,000

OTHER EXPENSES
     Salaries and employee benefits                                       10,456,000            8,417,000
     Net occupancy expense                                                 2,876,000            2,537,000
     Other                                                                 6,053,000            5,289,000
                                                                         -----------          -----------
     TOTAL OTHER EXPENSES                                                 19,385,000           16,243,000

     INCOME BEFORE INCOME TAXES                                            7,553,000            6,037,000
INCOME TAXES                                                               2,526,000            1,872,000
                                                                         -----------          -----------

NET INCOME                                                               $ 5,027,000          $ 4,165,000
                                                                         ===========          ===========
Net income per common share                                              $       .99          $       .81
                                                                         ===========          ===========
Average common shares outstanding                                          5,078,336            5,166,494
                                                                         ===========          ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES


                                                                               THREE MONTH PERIOD ENDED
                                                                                    June 30

                                                                             1996                 1995
                                                                          ----------           -------
INTEREST INCOME
     Interest and fees on loans                                         $ 19,015,000         $ 14,638,000
     Interest and dividends on securities:
      Taxable                                                              1,974,000            2,998,000
      Tax-exempt                                                             500,000              567,000
      Other interest income                                                   14,000               24,000
                                                                     ---------------          -----------
     TOTAL INTEREST INCOME                                                21,503,000           18,227,000

INTEREST EXPENSE
     Interest on deposits                                                  7,354,000            6,659,000
     Interest on short-term borrowings                                     1,670,000            1,409,000
     Interest on long-term debt                                              411,000               98,000
                                                                        ------------         ------------
     TOTAL INTEREST EXPENSE                                                9,435,000            8,166,000

     NET INTEREST INCOME                                                  12,068,000           10,061,000
PROVISION FOR POSSIBLE LOAN LOSSES                                           290,000              208,000
                                                                         -----------          -----------

     NET INTEREST INCOME AFTER
        PROVISION FOR  POSSIBLE LOAN LOSSES                               11,778,000            9,853,000

OTHER INCOME
     Securities gains(losses)                                                  2,000               (1,000)
     Service charges                                                         945,000              791,000
     Other                                                                 1,161,000              882,000
                                                                         -----------          -----------
     TOTAL OTHER INCOME                                                    2,108,000            1,672,000

OTHER EXPENSES
     Salaries and employee benefits                                        5,202,000            4,381,000
     Net occupancy expense                                                 1,506,000            1,292,000
     Other                                                                 3,164,000            2,768,000
                                                                         -----------          -----------
     TOTAL OTHER EXPENSES                                                  9,872,000            8,441,000

     INCOME BEFORE INCOME TAXES                                            4,014,000            3,084,000
INCOME TAXES                                                               1,448,000              959,000
                                                                         -----------          -----------
NET INCOME                                                               $ 2,566,000          $ 2,125,000
                                                                         ===========          ===========
Net income per common share                                              $       .51          $       .41
                                                                         ===========          ===========
Average common shares outstanding                                          5,078,266            5,165,930
                                                                         ===========          ===========

See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES

Six Months Ended June 30, 1996

                                                                      NET
                                                                    UNREALIZED
                                                                   GAIN/(LOSS)
                                                                    SECURITIES                    TOTAL
                            COMMON        CAPITAL      RETAINED      AVAILABLE    TREASURY     STOCKHOLDERS'
                            STOCK         SURPLUS      EARNINGS      FOR SALE      STOCK         EQUITY
Balances
 at December 31, 1995   $12,730,000   $25,942,000   $34,432,000      $395,000   ($360,000)     $73,139,000

Net income                                            5,027,000                                  5,027,000

Cash dividends
 declared ($.34/share)                              (1,727,000)                                (1,727,000)

Change in unrealized
 gain/(loss), net of
 income taxes of
 $755,000                                                          (1,132,000)                 (1,132,000)
                         ----------   -----------   -----------    -----------  ----------     -----------


Balances
 at June 30, 1996       $12,730,000   $25,942,000   $37,732,000     ($737,000)  ($360,000)     $75,307,000
                         ----------   -----------   -----------    -----------  ----------     -----------

                                                                     NET
                                                                    UNREALIZED
Six Months Ended June 30, 1995                                     GAIN/(LOSS)
                                                                    SECURITIES                    TOTAL
                            COMMON        CAPITAL      RETAINED     AVAILABLE     TREASURY     STOCKHOLDERS'
                            STOCK         SURPLUS      EARNINGS      FOR SALE      STOCK          EQUITY
Balances
 at December 31, 1994   $11,753,000   $18,366,000   $39,075,000  ($2,863,000) ($   32,000)     $66,299,000

Net income                                            4,165,000                                  4,165,000

Cash dividends
 declared ($.29/share)                              (1,203,000)                                 (1,203,000)

Cash dividends of acquired
 subsidiary                                           (150,000)                                   (150,000)

Changes in net unrealized
 gain/(loss), net of income
 taxes of $1,820,000                                                2,730,000                    2,730,000

Cost of 2,313 shares of common
 stock acquired for treasury                                                      (65,000)         (65,000)

Issuance of 428 shares of
 treasury stock                                                                      12,000         12,000
                      ------------- -------------------------------------------------------    -----------

Balances
 at June 30, 1995       $11,753,000   $18,366,000   $41,887,000     $(133,000)  $ (85,000)     $71,788,000
                        -----------   -----------   -----------     ---------- -----------     -----------


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES



                                                                 SIX MONTH PERIOD ENDED
                                                                         JUNE 30
                                                              1996                  1995
                                                              ----                  ----
OPERATING ACTIVITIES

Net Income                                                  $5,027,000            $4,165,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Net amortization                                          430,000               480,000
     Provision for depreciation                              1,613,000             1,198,000
     Provision for loan losses                                 561,000               409,000
     Realized securities gains                                 (63,000)               (2,000)
     Loans originated for sale                             (59,563,000)          (26,665,000)
     Purchases of loans held for sale                     (541,519,000)         (231,972,000)
     Proceeds from loans sold                              560,532,000           211,722,000
     Realized gains on loans sold                             (478,000)              (56,000)
     Gain on sale of premises and equipment                          0                (7,000)
     (Increase) decrease in accrued interest receivable       (428,000)              122,000
     Increase in other assets                                 (681,000)           (1,230,000)
     Increase (decrease) in other liabilities                1,199,000            (1,002,000)
                                                          ------------        --------------

NET CASH USED IN OPERATING ACTIVITIES                      (33,370,000)          (42,838,000)

INVESTING ACTIVITIES

 Proceeds from sales of securities available for sale       33,825,000            10,744,000
 Proceeds from maturities of securities available for sale  24,236,000            19,637,000
 Purchases of securities available for sale                (32,554,000)          (25,165,000)
 Proceeds from maturities of securities                    130,352,000            16,662,000
 Purchases of securities                                  (122,979,000)           (3,238,000)
 Net increase in loans                                     (10,292,000)          (60,030,000)
 Sale of foreclosed properties                                       0                10,000
 Purchases of premises and equipment                        (7,235,000)           (2,627,000)
                                                         -------------        --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         15,353,000           (44,007,000)

FINANCING ACTIVITIES

 Net (decrease) increase in noninterest bearing deposits    (1,475,000)            5,617,000
 Net increase in interest-bearing deposits                  20,571,000            15,199,000
 Net increase in short-term borrowings                       7,090,000            64,905,000
 Proceeds from long-term-debt                                4,200,000             2,850,000
 Repayment of long-term debt                                         0            (4,400,000)
 Purchases of treasury stock                                         0               (65,000)
 Proceeds from sales of treasury stock                               0                12,000
 Cash dividends paid                                        (1,727,000)           (1,451,000)
                                                          ------------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   28,659,000            82,667,000
                                                          ------------            ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            10,642,000            (4,178,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            28,460,000            34,284,000
                                                          ------------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $39,102,000           $30,106,000
                                                          ============           ===========

See notes to consolidated financial statements

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 (UNAUDITED)

                                                June 30, 1996

       NOTE A - BASIS OF PRESENTATION

              The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1996. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1995.

        NOTE B - INCOME TAXES

               The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the six months ended June 30, 1996, of 33.44% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

        NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

               In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $70,814,000 at June 30, 1996. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $4,368,000, have historically expired unfunded.

        NOTE D - STOCKHOLDERS' EQUITY

               The Company maintained an Open Market Stock Purchase Plan (the
Plan) whereby the Board of Directors allocated $5 million to be used to purchase shares of the Company's common stock through May 1996. During the plan's two year duration, the Company reacquired approximately 87,000 shares at market prices ranging from $23.30 to $24.08 per share for total purchases of approximately $2,286,000.

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

        NOTE F - LONG-TERM BORROWINGS

        Long-term debt includes a $23,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.3125% at June 30, 1996) due on July 31, 1997. As of June 30, 1996, the
outstanding balance was equal to $19,200,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of The City National Bank of Charleston, The Peoples Bank of Point Pleasant, First State Bank and Trust, Merchants National Bank and The Home National Bank of Sutton as security for the loan. Management intends to refinance this loan according to the provisions provided in the agreement.

        Additionally, a subsidiary maintains long-term financing with the Federal Home Loan Bank (FHLB) in the form of a Long-Term LIBOR Floater with maximum available credit of $5 million. At June 30, 1996, $5 million was outstanding with an interest rate of 5.71156%. The agreement matures in December, 1998.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        HIGHLIGHTS

        RECENT DEVELOPMENT

               In May 1996, the Company signed a letter of intent to acquire The Old National Bank of Huntington, Huntington, West Virginia ("Old National"). Under the letter of intent signed by the parties, the Company will exchange approximately 5.7 shares of its common stock, approximately 418,000 shares in total, for each of the outstanding shares of Old National. It is anticipated that the transaction will be accounted for under the pooling of interests method of accounting. It is expected that the merger will be consummated in the fourth quarter of 1996.

               The acquisition will bring assets of $45.2 million and deposits of $40.4 million to the Company, giving the Company total assets of $1.1 billion and total deposits of $856.9 million, as of June 30, 1996.

        FINANCIAL POSITION

               Total assets increased $33.8 million or approximately 3.2% during the first six months of 1996. Net loans increased $9.7 million or 1.5%. Loans held for sale, consisting primarily of loans received through the Company's participation in a whole loan bulk purchasing program, increased $41.0 million or 33.6%. As of June 30, 1996, program loans owned by the Company had an outstanding principal balance of approximately $125.3 million. See LOAN PORTFOLIO. The Company earned interest income of approximately $6,536,000 on program loans during the six months ended June 30, 1996. See NET INTEREST INCOME. The increases in net loans held for sale were funded primarily by an increase in deposits and short-term borrowings of $19.1 million and $7.1 million, respectively. Net stockholders' equity increased $2.2 million during the first six months of 1996 representing the Company's retained net profits.

        QUARTER ENDED JUNE 30, 1996, COMPARED TO QUARTER ENDED JUNE 30, 1995.

               The Company reported net income of $2,566,000 for the three months ended June 30, 1996 compared to net income of $2,125,000 for the quarter ended June 30, 1995. This increase of $441,000, or 20.75%, was primarily due to an increase of $2,007,000 in the Company's net interest income during the second quarter of 1996 as compared to the same period of 1995. See NET INTEREST INCOME. Non-interest expenses increased $1,431,000 or 17% during the second quarter of 1996 as compared to the same period of 1995, primarily due to the Company's continued expansion of its Operations Center. Earnings per share were $.51 and $.41 for the second quarter of 1996 and 1995, respectively.

               Total other income, excluding securities transactions, increased $433,000 or 25.9% primarily due to fees generated from the increased volume of loans originated and held for sale and return item fees on deposits collected through the ordinary course of business.

        SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30,
         1995

               The Company reported net income of $5,027,000 for the six months ended June 30, 1996 compared to net income of $4,165,000 for the six months ended June 30, 1995. This increase of $862,000 or 20.70%, was primarily due to an increase in the Company's net interest income earned during the first six months of 1996 as compared to the same period of 1995 as discussed above. Total non-interest expense increased $3,142,000 of 19.34% during the first six months of 1996 as compared to the same period of 1995, due to increases in salaries and employee benefits related to the Company's growth as well as the expansion of its Operation Center. Earnings per share were $.99 and $.81 for the six months ended June 30, 1996 and 1995, respectively.

SELECTED RATIOS

               The return on average assets (ROA) for the first quarter of 1996 was .96% compared to .91% in the second quarter of 1995. The return on average shareholder's equity (ROE) for the first quarter of 1996 was 13.61% compared to 12.03% ROE for the second quarter of 1995. For the six months of 1996, ROA was
 .95% compared to .91% for the six months ended 1995. ROE was 13.44% and 12.34% for the first six months of 1996 and 1995, respectively.

               The dividend payout ratio of 33.33% for the quarter ended June 30, 1996 represents a decrease of 5.77% from the dividend payout ratio of 35.37% for the quarter ended June 30, 1995. The dividend payout ratio was 34.34% and 35.80% for the six months ended June 30, 1996 and 1995, respectively. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

 LOAN PORTFOLIO

               The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE

(Dollars in Thousands)

                                            June 30            December 31
                                             1996                 1995

Commercial, financial and
   agricultural                            $217,329            $214,304
Real Estate-Mortgage                        290,392             277,608
Real Estate-Construction                     24,775              27,240
Installment and other                       141,411             145,734
Unearned Income                              (7,208)             (8,125)
                                           --------            --------
        TOTAL                              $666,699            $656,761
                                           ========            ========

Loans Held for Sale

  Program loans                           $ 125,296            $101,843
  Loans Originated for Sale                  37,954              20,379
                                           --------            --------
        TOTAL                             $ 163,250           $ 122,222
                                           ========            ========

               The Company grants loans to customers generally within the market areas of its subsidiaries. While loans have been trending up significantly over the past two years primarily due to the Company's more active solicitation of commercial business, introduction of new loan products, and continued expansion, a downward trend in the installment loan portfolio is representative of the increased level of mortgage refinancing during the first six months of 1996 that historically is not typical. The rate environment during this period was conducive to consumers refinancing their total indebtedness to a fixed rate secondary market product through our mortgage company. There have been no significant changes in the Company's loan policy or credit standards. The Company continues to shift its marketing efforts more towards direct loan business. There are no significant concentrations of credit and speculative or highly leveraged transactions are insignificant. Also, in order to increase the repricing frequency of the loan portfolio, the Company has significantly increased its portfolio of variable rate commercial and residential mortgage loans.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

               The following table summarizes the Company's risk elements for the periods ending June 30, 1996 and December 31, 1995. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 101% as of June 30, 1996.

               Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)

                                                           Six Months
                                                             Ended            Year Ended
                                                            June 30           December 31
                                                             1996                1995
                                                             ----                ----
ALLOWANCE FOR LOAN LOSSES
        Balance at beginning of period                      $6,566           $ 6,477
        Charge-offs                                           (534)           (1,331)
        Recoveries                                             180               316
                                                            ------           -------
        Net charge-offs                                       (354)           (1,015)
        Provision for loan possible losses                     561             1,104
                                                            ------            ------
        Balance at end of period                            $6,773            $6,566
                                                             =====             =====

AS A PERCENT OF AVERAGE TOTAL LOANS
        Net charge-offs                                      0.05%              0.17%
        Provision for possible loan losses                   0.09%              0.18%
        Allowance for loan losses                            1.04%              1.08%

                                                           June 30        December 31
                                                            1996              1995
NON-PERFORMING ASSETS
        Other real estate owned                             $1,559            $1,027
        Non-accrual loans                                    1,982             2,525
        Accruing loans past due 90 days
         or more                                             2,696             1,421
        Restructured loans                                     250               141
                                                            ------            ------
        Total Non-performing Assets                         $6,487            $5,114

POTENTIAL PROBLEM LOANS                                       $250              $266

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
        Allowance for loan losses                          100.53%           122.04%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                         0.41%             0.23%


LIQUIDITY AND INTEREST RATE SENSITIVITY

               The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities during the second quarter of 1995 funding the Company's loan growth. Net cash was provided by investing activities during the second quarter of 1996 due primarily to maturing investment securities. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits. In 1995, financing activities provided cash due to the increase in short-term borrowings.

               The Company seeks to maintain a strong liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At June 30, 1996, the one year period shows a negative gap (liability sensitive) of $296 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to future market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date over the respected periods. After management adjustments, the table shows a negative gap in the one year period of $85 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1996. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

               There are no known trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                   1 to 3      3 to 12        1 to 5       Over 5
                                   Months       Months         Years        Years        Total
ASSETS
 Gross loans                     $156,138    $  95,747      $328,445    $  91,595     $671,925
 Loans held for sale              163,250            0             0            0      163,250
 Securities                        27,166       20,744        79,797       32,034      159,741
                                 --------    ---------    ----------    ---------     --------
Total interest earning assets     346,554      116,491       408,242      123,629      994,916
                                  -------    ---------    ----------      -------      -------

LIABILITIES
 Savings and NOW Accounts         336,814            0             0            0      336,814
 All other interest bearing
  deposits                         93,106      156,363       114,285          426      364,180
 Short term and other borrowings  148,399            0             0            0      148,399
 Long term borrowings              24,200            0             0            0       24,200
                                 --------  -----------   -----------   ----------     --------

Total interest bearing
  liabilities                    $602,519   $ 156,363      $114,285   $      426    $ 873,593
                                  -------    --------       -------    ---------      -------

Interest sensitivity gap       ($255,965)  ($  39,872)     $293,957      $123,203     $121,323
                                 -------     --------       -------       -------      -------

Cumulative sensitivity gap     ($255,965)   ($295,837)   ($   1,880)     $121,323
                                 =======      =======      ========       =======

Management adjustments          $305,668    ($ 95,240)    ($199,876)    ($ 10,552)
                                 -------      -------       -------       -------

Cumulative management
  adjusted gap                 $  49,703    ($ 85,409)   $   8,672       $121,323
                                 ========    =======      ========       =======

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES

               As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At June 30, 1996, the regulatory minimum ratio of qualified total capital to riskweighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

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

               The following table presents comparative capital ratios and related dollar amounts of capital for the Company:

                                                    Dollars in Thousands
                                                June 30         December 31
                                                   1996               1995
                                                   ----               ----
Capital Components
        Tier 1 risk-based capital               $70,598             $66,260
        Total risk-based capital                 77,371              72,826

Capital Ratios
        Tier 1 risk-based                          9.29%               8.87%
        Total risk-based                          10.18                9.75
        Leverage                                   6.67                6.45

Regulatory Minimum
        Tier 1 risk-based (dollar/ratio)        $30,412/4.00%      $29,888/4.00%
        Total risk-based (dollar/ratio)          60,826/8.00        59,776/8.00
        Leverage (dollar/ratio)                  31,735/3.00        30,801/3.00

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

               The Company does not anticipate any material capital expenditures in 1996. The continued expansion of the Company's Operations Center will be funded by the Company's long-term debt. SEE NOTE F. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and normal internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the normal cash requirements of the Company.

NET INTEREST INCOME

               Net interest income, on a fully federal tax-equivalent basis, improved from the second quarter of 1995 to the second quarter of 1996 by approximately $1,972,000 due to an increase in net earning assets. Net yield on earning assets increased between the respective periods from 4.72% to 4.98%, as earning asset yields increased 33 basis points (100 basis points equal one percent) to 8.78%, and the cost of interest-bearing liabilities increased 6 basis points to 4.36%. The $971,000 increase in net interest income due to rate, as shown in the following table, was coupled with a $1,001,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans and average loans held for sale.

               Net interest income, on a fully federal tax-equivalent basis, improved from the six months ended June 30, 1995 to the six months ended June 30, 1996 by approximately $3,646,000 million due to an increase in net earning assets. Net yield on earning assets increased between periods from 4.78% to 4.84%, as earning asset yields increased 34 basis points to 8.70%, and the cost of interest bearing liabilities increased 30 basis points to 4.42%. The $116,000 increase in net interest income due to rate, as shown in the following table, was coupled with a $3,530,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans held for sale.

               A significant part of the increase in net earning assets for the second quarter of 1996 and the six months ended June 30, 1996, is attributable to the Company's participation in a whole-loan bulk purchasing program. Under the program, the Company purchases from a third party whole loans secured by residential mortgages and partially insured by the Federal Housing Association. The loans typically have balances of less than $25,000 and are not concentrated geographically. Additionally, the program permits the Company to require the seller to repurchase or replace certain non-conforming loans. The loans are generally repurchased from the Company within 30 to 90 days. Although the loans usually are located outside the Company's primary market areas, management believes that these loans pose no greater risk than similar "in-market" loans because of the Company's review of the loans, the insurance reserve associated with the loans and the other terms of the program. The loans are generally serviced by third parties and the Company earns a fixed rate of return on the loans. The Company earned approximately $3,318,000 in interest income on program loans for the quarter ended June 30, 1996 on an average balance of approximately $145.8 million compared to $857,000 in interest income for the same period in 1995. The Company earned approximately $6,536,000 million in interest income on an average balance of approximately $143.6 million for the six months ended June 30, 1996 compared to $1,252,000 in interest income for the same period in 1995. These loans are being funded through short-term secured and unsecured borrowings.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)


                                                                    Quarter Ended
                                                                      June 30
                                                     1996                                     1995
                                                     ----                                     ----
                                     Average                   Yield/        Average                Yield/
                                     Balance     Interest       Rate         Balance     Interest    Rate
                                    ---------------------------------------------------------------------
EARNING ASSETS:
Loans (1)

 Commercial and industrial         $ 210,465       $4,793       9.11%        $ 181,911      $4,255   9.36%
 Real estate                         308,576        6,727       8.72           276,768       5,854   8.46
 Consumer obligations                133,966        3,308       9.88           138,249       3,436   9.94
                                    ---------------------------------------------------------------------
   Total loans                       653,007       14,828       9.08           596,928      13,545   9.08
Loans held for sale                  173,821        4,187       9.64            48,830       1,093   8.95
Securities
 Taxable                             127,543        1,974       6.19           188,180       2,998   6.37
 Tax-exempt (2)                       35,617          758       8.51            41,268         859   8.33
                                     --------------------------------------------------------------------
   Total securities                  163,160        2,732       6.70           229,448       3,857   6.72

Federal funds sold                       971           14       5.77             1,556          24   6.17
                                   ----------------------------------------------------------------------

   Total earning assets              990,959       21,761       8.78           876,762      18,519   8.45
Cash and due from bank                29,992                                    24,696
Bank premises and equipment           26,979                                    22,227
Other assets                          22,551                                    21,491
 Less:  allowance for possible
         loan losses                 (6,685)                                   (6,465)
                                 ------------------------------------------------------------------------
   Total assets                   $1,063,796                                  $938,711
                                 ========================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                   $ 108,365      $   783       2.89%         $ 94,887     $   597     2.52%
 Savings deposits                    226,770        1,802       3.18           237,301       1,893    3.19
 Time deposits                       365,531        4,769       5.22           327,355       4,169    5.09
 Short-term borrowings               142,560        1,670       4.69            95,050       1,409    5.93
 Long-term debt                       23,011          411       7.14             4,831          98    8.11
                                  ------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     866,437        9,435       4.36           759,424       8,166    4.30
Demand deposits                      111,648                                   100,110
Other liabilities                     10,501                                     8,471
Stockholders' equity                  75,410                                    70,706
                                  -------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity          $1,063,796                                  $938,711
                                   ========================================================================

  Net interest income                             $12,326                                  $10,353
                                   ========================================================================

  Net yield on earning assets                                  4.98%                                4.72%
                                   ========================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)



                                               Quarter Ended
                                                  June 30
                                               1996 VS. 1995

                                            Increase (Decrease)
                                             Due to Change In:

INTEREST INCOME FROM:                      Volume            Rate           Net
Loans
   Commercial and industrial                  $ 1,229      $  (691)     $   538
   Real estate                                    689          184          873
   Consumer obligations                          (106)         (22)        (128)
                                    -------------------------------------------
     Total loans                                1,812         (529)       1,283

Loans held for sale                             3,005           89        3,094

 Securities
   Taxable                                       (941)         (83)      (1,024)
   Tax-exempt (1)                                (219)         118         (101)
                                     ------------------------------------------
     Total Securities                          (1,160)          35       (1,125)

Federal funds sold                                 (9)          (1)         (10)
                                     ------------------------------------------
Total interest-earning assets                 $ 3,648        $(406)     $ 3,242

INTEREST EXPENSE ON:
Demand deposits                                    91           95          186
Savings deposits                                  (84)          (7)         (91)
Time deposits                                     496          104          600
Short-term borrowings                           1,849       (1,588)         261
Long-term debt                                    394          (81)         313
                                    -------------------------------------------
Total interest-bearing liabilities            $ 2,746      $(1,477)     $ 1,269
                                     ------------------------------------------

NET INTEREST INCOME                           $   972      $ 1,071      $ 1,973
                                     ==========================================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)


                                                            Six Months Ended
                                                                       June 30
                                                     1996                                     1995
                                                     ----                                     ----
                                     Average                     Yield/        Average                Yield/
                                     Balance     Interest          Rate        Balance    Interest      Rate

EARNING ASSETS:
Loans (1)

 Commercial and industrial         $ 210,181       $9,646       9.18%        $ 176,666      $8,087   9.16%
 Real estate                         306,561       13,250       8.64           269,296      11,261   8.36
 Consumer obligations                134,429        6,612       9.84           133,900       6,607   9.87
                                    ---------------------------------------------------------------------

   Total loans                       651,171       29,508       9.06           579,862      25,955   8.95
Loans held for sale                  167,581        7,810       9.32            37,426       1,665   8.90
Securities
 Taxable                             135,421        4,227       6.24           191,692       6,203   6.47
 Tax-exempt (2)                       36,816        1,564       8.50            41,844       1,752   8.37
                                     --------------------------------------------------------------------

   Total securities                  172,237        5,791       6.72           233,536       7,955   6.81

Federal funds sold                      708            19       5.37             1,207          35   5.80
                                   ----------------------------------------------------------------------

   Total earning assets              991,697       43,128       8.70           852,031      35,610   8.36
Cash and due from bank                29,192                                    25,181
Bank premises and equipment           25,401                                    21,884
Other assets                          22,662                                    21,834
 Less:  allowance for possible
         loan losses                 (6,646)                                   (6,438)
                                 -------------------------------------------------------------------------

   Total assets                   $1,062,306                                  $914,492
                                   =======================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                   $ 102,775      $ 1,543       3.00%         $ 95,343     $ 1,371     2.88%
 Savings deposits                    224,286        3,499       3.12           242,671       3,689    3.04
 Time deposits                       364,181        9,545       5.24           317,265       7,693    4.85
 Short-term borrowings               151,045        3,749       4.96            78,804       2,265    5.75
 Long-term debt                       22,042          782       7.10             6,817         228    6.69
                                  ------------------------------------------------------------------------
   Total interest-bearing
    liabilities                      864,289       19,118       4.42           740,900      15,246    4.12
Demand deposits                      114,802                                    97,147
Other liabilities                      8,349                                     8,934
Stockholders' equity                  74,826                                    67,511
                                  -------------------------------------------------------------------------
   Total liabilities and826
    stockholders' equity          $1,062,306                                  $914,492
                                   ========================================================================

  Net interest income                             $24,010                                  $20,364
                               ============================================================================

  Net yield on earning assets                                     4.84%                                4.78%
                               =============================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                             Six Months Ended
                                                  June 30
                                               1996 VS. 1995

                                            Increase (Decrease)
                                             Due to Change In:

INTEREST INCOME FROM:               Volume            Rate              Net
Loans
   Commercial and industrial        $ 1,538         $     21         $  1,559
   Real estate                        1,600              389            1,989
   Consumer obligations                 49               (44)               5
                                  -------------------------------------------
     Total loans                      3,187              366            3,553

Loans held for sale                   6,062              83             6,145

 Securities
   Taxable                            (1,763)           (213)          (1,976)
   Tax-exempt (1)                       (259)            71              (188)
                                   ------------------------------------------
     Total Securities                 (2,022)           (142)          (2,164)

Federal funds sold                       (14)             (2)             (16)
                                  -------------------------------------------
Total interest-earning assets        $ 7,213        $    305         $  7,518

INTEREST EXPENSE ON:
Demand deposits                          110              62              172
Savings deposits                        (429)            239             (190)
Time deposits                          1,197             655            1,852
Short-term borrowings                  2,368            (884)           1,484
Long-term debt                           539              15              554
                                 -------------------------------------------
Total interest-bearing liabilities  $  3,785      $       87          $ 3,872
                                  ------------------------------------------

NET INTEREST INCOME                 $  3,428       $     218          $ 3,646
                                  ===========================================

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

              The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                              S I G N A T U R E

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CITY HOLDING COMPANY

August 13, 1996              By /s/ Dawn Woolsey
                             Dawn Woolsey,
                             Chief Accounting Officer
                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                              Page Number
Index

27             Financial Data Schedule for the six months ending
               June 30, 1996                                             31