Form 10-Q
period 1996-09-30
CITY HOLDING CO
filed 1996-11-14
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
September 30, 1996                                               0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                      55-0619957
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

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of November 12, 1996:

Common Stock, $2.50 Par Value -- 5,588,487 shares




THIS REPORT CONTAINS   29   PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   28  .

                                      Index

                      City Holding Company and Subsidiaries



PART I     FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -- September 30, 1996 (unaudited) and December 31, 1995

                    Consolidated Statements of Income (unaudited) -- Nine months ended September 30, 1996 and 1995 and the three months ended September 30, 1996 and 1995

                    Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Nine months ended September 30, 1996 and 1995

                    Consolidated Statements of Cash Flows (unaudited) --Nine months ended September 30, 1996 and 1995

                    Notes to Consolidated Financial Statements (unaudited) -- September 30, 1996

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

Item 3.             Defaults upon Senior Securities

Item 4.             Submission of Matters to a Vote of Security Holders

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K

Signature

Exhibit Index
                                  PAGE 2 OF 29

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES

Item I.                                                                                    SEPTEMBER 30              DECEMBER 31
                                                                                               1996                     1995
                                                                                           ------------              -----------
ASSETS                                                                                      (unaudited)
Cash and due from banks                                                                   $  34,118,000            $  28,460,000
Federal funds sold                                                                               61,000                        0
Securities available for sale, at fair value                                                115,101,000              143,649,000
Investment securities (approximate market values:
       September 30, 1996--$45,010,000; December 31, 1995--$52,183,000)                      44,506,000               50,719,000
Loans:
       Gross loans                                                                          689,108,000              664,886,000
       Unearned income                                                                       (7,220,000)              (8,125,000)
       Allowance for possible loan losses                                                    (6,836,000)              (6,566,000)
                                                                                           ------------              -----------
       NET LOANS                                                                            675,052,000              650,195,000
Loans held for sale                                                                         164,608,000              122,222,000
Bank premises and equipment                                                                  29,267,000               23,651,000
Accrued interest receivable                                                                   7,448,000                8,031,000
Other assets                                                                                 15,054,000               14,042,000
                                                                                           ------------              -----------
       TOTAL ASSETS                                                                     $ 1,085,215,000          $ 1,040,969,000
                                                                                          =============            =============

LIABILITIES
Deposits:
Noninterest-bearing                                                                      $  120,368,000            $ 116,992,000
Interest-bearing                                                                            705,206,000              680,423,000
                                                                                           ------------              -----------
       TOTAL DEPOSITS                                                                       825,574,000              797,415,000
Short-term borrowings                                                                       145,817,000              141,309,000
Long-term debt                                                                               25,750,000               20,000,000
Other liabilities                                                                            10,774,000                9,106,000
                                                                                          -------------              -----------
       TOTAL LIABILITIES                                                                  1,007,915,000              967,830,000

STOCKHOLDERS' EQUITY Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued and outstanding 5,600,090 shares as of September 30,
  1996 and 5,092,046 shares as of December 31, 1995, including 11,603 and 13,640 shares in treasury at September 30, 1996 and
  December 31, 1995, respectively.                                                           14,000,000               12,730,000
Capital surplus                                                                              36,357,000               25,942,000
Retained earnings                                                                            27,727,000               34,432,000
Cost of common stock in treasury                                                               (306,000)                (360,000)
Net unrealized (loss) gain on securities available for sale,
 net of deferred income taxes                                                                  (478,000)                 395,000
                                                                                          -------------             ------------
       TOTAL STOCKHOLDERS' EQUITY                                                            77,300,000               73,139,000
                                                                                          -------------             ------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                             $ 1,085,215,000          $ 1,040,969,000
                                                                                         ==============           ==============

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                                                                   NINE MONTH PERIOD ENDED
                                                                                                          SEPTEMBER 30
                                                                                                1996                     1995
                                                                                           ------------              -----------
INTEREST INCOME
       Interest and fees on loans                                                          $ 56,347,000             $ 43,447,000
       Interest and dividends on securities:
        Taxable                                                                               6,181,000                9,002,000
        Tax-exempt                                                                            1,527,000                1,751,000
        Other interest income                                                                    26,000                   70,000
                                                                                           ------------              -----------
       TOTAL INTEREST INCOME                                                                 64,081,000               54,270,000

INTEREST EXPENSE
       Interest on deposits                                                                  21,880,000               19,818,000
       Interest on short-term borrowings                                                      5,944,000                3,811,000
       Interest on long-term debt                                                             1,217,000                  459,000
                                                                                           ------------             ------------
       TOTAL INTEREST EXPENSE                                                                29,041,000               24,088,000

       NET INTEREST INCOME                                                                   35,040,000               30,182,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              943,000                  711,000
                                                                                           ------------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 34,097,000               29,471,000

OTHER INCOME
       Securities gains                                                                          68,000                    9,000
       Service charges                                                                        2,692,000                2,444,000
       Other                                                                                  3,826,000                2,182,000
                                                                                           ------------              -----------
       TOTAL OTHER INCOME                                                                     6,586,000                4,635,000

OTHER EXPENSES
       Salaries and employee benefits                                                        15,440,000               12,958,000
       Net occupancy expense                                                                  4,448,000                3,754,000
       Other                                                                                  9,415,000                8,175,000
                                                                                           ------------              -----------
       TOTAL OTHER EXPENSES                                                                  29,303,000               24,887,000

       INCOME BEFORE INCOME TAXES                                                            11,380,000                9,219,000
INCOME TAXES                                                                                  3,810,000                2,911,000
                                                                                            -----------              -----------

NET INCOME                                                                                  $ 7,570,000              $ 6,308,000
                                                                                             ==========               ==========
Net income per common share                                                                 $      1.36              $      1.11
                                                                                             ==========               ==========
Average common shares outstanding                                                             5,586,163                5,672,134
                                                                                             ==========               ==========








See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                                                                   THREE MONTH PERIOD ENDED
                                                                                                         SEPTEMBER 30
                                                                                                1996                     1995
                                                                                           ------------              -----------
INTEREST INCOME
       Interest and fees on loans                                                          $ 19,029,000             $ 15,827,000
       Interest and dividends on securities:
        Taxable                                                                               1,954,000                2,829,000
        Tax-exempt                                                                              495,000                  595,000
        Other interest income                                                                     7,000                    5,000
                                                                                           ------------              -----------
       TOTAL INTEREST INCOME                                                                 21,485,000               19,256,000

INTEREST EXPENSE
       Interest on deposits                                                                   7,293,000                7,065,000
       Interest on short-term borrowings                                                      2,195,000                1,546,000
       Interest on long-term debt                                                               435,000                  231,000
                                                                                           ------------             ------------
       TOTAL INTEREST EXPENSE                                                                 9,923,000                8,842,000

       NET INTEREST INCOME                                                                   11,562,000               10,414,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              382,000                  302,000
                                                                                           ------------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 11,180,000               10,112,000

OTHER INCOME
       Securities gains                                                                           5,000                    7,000
       Service charges                                                                          908,000                  945,000
       Other                                                                                  1,652,000                  762,000
                                                                                           ------------              -----------
       TOTAL OTHER INCOME                                                                     2,565,000                1,714,000

OTHER EXPENSES
       Salaries and employee benefits                                                         4,984,000                4,541,000
       Net occupancy expense                                                                  1,572,000                1,217,000
       Other                                                                                  3,362,000                2,885,000
                                                                                           ------------              -----------
       TOTAL OTHER EXPENSES                                                                   9,918,000                8,643,000

       INCOME BEFORE INCOME TAXES                                                             3,827,000                3,183,000
INCOME TAXES                                                                                  1,284,000                1,040,000
                                                                                           ------------              -----------

NET INCOME                                                                                  $ 2,543,000              $ 2,143,000
                                                                                           ============             ============
Net income per common share                                                                 $       .46              $       .38
                                                                                           ============             ============
Average common shares outstanding                                                             5,586,148                5,650,758
                                                                                           ============             ============








See notes to consolidated financial statements



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Nine Months Ended September 30, 1996
                                                                                       NET
                                                                                    UNREALIZED
                                                                                    GAIN/(LOSS)
                                                                                    SECURITIES                           TOTAL
                                   COMMON          CAPITAL        RETAINED          AVAILABLE        TREASURY         STOCKHOLDERS'
                                    STOCK          SURPLUS        EARNINGS          FOR SALE          STOCK              EQUITY
                                 ----------      -----------     -----------        -----------     ----------         -----------
Balances
 at December 31, 1995           $12,730,000      $25,942,000     $34,432,000          $395,000        (360,000)        $73,139,000

Net income                                                         7,570,000                                             7,570,000

Cash dividends
 declared ($.46/share)                                            (2,590,000)                                           (2,590,000)

Change in unrealized gain/(loss),
 net of income taxes of $582,000                                                      (873,000)                           (873,000)

Issuance of 2,251 shares of
 treasury stock                                                                                        54,000               54,000

Issuance of 10% stock dividend    1,270,000       10,415,000     (11,685,000)
                                 ----------      -----------     -----------        -----------     ----------         -----------
Balances
 at September 30, 1996          $14,000,000      $36,357,000     $27,727,000         ($478,000)     ($306,000)         $77,300,000
                                 ----------      -----------     -----------        -----------     ----------         -----------

                                                                                       NET
                                                                                    UNREALIZED
Nine Months Ended September 30, 1995                                                GAIN/(LOSS)
                                                                                    SECURITIES                           TOTAL
                                   COMMON          CAPITAL        RETAINED          AVAILABLE        TREASURY         STOCKHOLDERS'
                                    STOCK          SURPLUS        EARNINGS           FOR SALE         STOCK              EQUITY
                                 ----------      -----------     -----------        -----------     ----------         -----------
Balances
 at December 31, 1994           $11,753,000      $18,366,000     $39,075,000       ($2,863,000)    ($   32,000)        $66,299,000

Net income                                                         6,308,000                                             6,308,000

Cash dividends declared ($.40/share)                              (1,990,000)                                           (1,990,000)

Cash dividends of acquired
 subsidiary                                                         (150,000)                                             (150,000)

Changes in net unrealized
 gain/(loss), net of income
 taxes of $1,719,000                                                                2,548,000                            2,548,000

Cost of 86,665 shares of common
 stock acquired for treasury                                                                        (2,286,000)         (2,286,000)

Issuance of 233 shares of
 treasury stock                                                                                          7,000               7,000

Retirement of 66,539 shares of
 common stock held in treasury     (174,000)      (1,612,000)                                        1,786,000                   0

Issuance of 10% stock dividend    1,151,000        9,208,000     (10,359,000)
                                 ----------      -----------     -----------        -----------     ----------         -----------
Balances
 at September 30, 1995          $12,730,000      $25,962,000     $32,884,000          $(315,000)    $ (525,000)        $70,736,000
                                -----------      -----------     -----------       ------------   ------------         -----------
See notes to consolidated financial statements

                                  PAGE 6 OF 29



CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES

                                                                                    NINE MONTH PERIOD ENDED
                                                                                          SEPTEMBER 30

                                                                              1996                       1995
                                                                         ------------               ------------

OPERATING ACTIVITIES
Net Income                                                                 $7,570,000                 $6,308,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net amortization                                                        749,000                    828,000
      Provision for depreciation                                            2,494,000                  1,823,000
      Provision for loan losses                                               943,000                    711,000
      Realized securities gains                                               (68,000)                    (9,000)
      Loans originated for sale                                           (91,749,000)               (50,104,000)
      Purchases of loans held for sale                                   (834,664,000)              (386,586,000)
      Proceeds from loans sold                                            884,715,000                365,111,000
      Realized gains on loans sold                                           (688,000)                  (165,000)
      Decrease (increase) in accrued interest receivable                      583,000                   (842,000)
      Decrease in other assets                                             (1,085,000)                (2,135,000)
      Increase (decrease) in other liabilities                              1,668,000                   (629,000)
                                                                         ------------               ------------

NET CASH USED IN OPERATING ACTIVITIES                                     (29,532,000)               (65,689,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                      30,522,000                  8,047,000
 Proceeds from maturities of securities available for sale                 41,207,000                 36,272,000
 Purchases of securities available for sale                               (44,496,000)               (34,637,000)
 Proceeds from maturities of securities                                   131,026,000                 26,687,000
 Purchases of securities                                                 (124,979,000)                (3,238,000)
 Net increase in loans                                                    (25,800,000)               (92,782,000)
 Purchases of premises and equipment                                       (8,110,000)                (2,854,000)
                                                                         ------------               ------------

NET CASH PROVIDED BY USED IN INVESTING ACTIVITIES                            (630,000)               (62,505,000)

FINANCING ACTIVITIES
 Net increase in noninterest bearing deposits                               3,376,000                 22,761,000
 Net increase in interest-bearing deposits                                 24,783,000                 24,781,000
 Net increase in short-term borrowings                                      4,508,000                 70,557,000
 Proceeds from long-term-debt                                               5,750,000                 12,525,000
 Repayment of long-term debt                                                        0                 (4,400,000)
 Purchases of treasury stock                                                        0                 (2,318,000)
 Proceeds from sales of treasury stock                                         54,000                      7,000
 Cash dividends paid                                                       (2,590,000)                (2,140,000)
                                                                         ------------               ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  35,881,000                121,773,000
                                                                         ------------                -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,719,000                 (6,421,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           28,460,000                 34,284,000
                                                                         ------------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $34,179,000                $27,863,000
                                                                         ============                ===========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1996

        NOTE A - BASIS OF PRESENTATION

        The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1996. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1995.

        NOTE B - PENDING MERGER

         In August 1996, the Company signed a definitive agreement to acquire The Old National Bank of Huntington, Huntington, West Virginia ("Old National"). Under the agreement signed by the parties, the Company will exchange approximately 5.7 shares of its common stock, approximately 418,000 shares in total, for each of the outstanding shares of Old National. It is anticipated that the transaction will be accounted for under the pooling of interests method of accounting. It is expected that the merger will be consummated in the first quarter of 1997.

         The acquisition will bring assets of $45.2 million and deposits of $40.4 million to the Company, giving the Company total assets of $1.1 billion and total deposits of $856.9 million, on a proforma basis as of September 30, 1996.

        NOTE C - PER SHARE INFORMATION

        On October 21, 1996, the Company declared a special 10% stock dividend payable on November 30, 1996, to shareholders of record as of November 1, 1996. All per share information for the current quarter and prior periods has been adjusted accordingly to reflect this stock dividend. An amount equal to the fair value of the additional shares issued was transferred from retained earnings to the common stock and capital accounts.

        NOTE  D -  INCOME  TAXES

        The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the nine months ended September 30, 1996, of 33.48% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

        NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

        In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $70,089,000 at September 30, 1996. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $4,031,000, have historically expired unfunded.

        NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires that entities recognize rights to service mortgage loans for others as separate assets, whether those rights are acquired through loan origination or purchase activities. Additionally, management must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. As of September 30, 1996, the Company had recorded $221,000 in originated mortgage servicing rights.

         In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125 "Accounting for Transfers and Servicing of Assets and Extinguishment of Liabilities," which is effective for years after December 31, 1996. The Company has not yet completed the complex analysis required to estimate the impact of this new rule and does not expect the implementation to have a material impact on the Company's financial results.

         NOTE G - LONG-TERM BORROWINGS

         Long-term debt includes a $23,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.3125% at September 30, 1996) due on July 31, 1997. As of September 30, 1996, the outstanding balance was equal to $20,750,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of The City National Bank of Charleston, The Peoples Bank of Point Pleasant, First State Bank and Trust, Merchants National Bank and The Home National Bank of Sutton as security for the loan.

        Additionally, a subsidiary maintains long-term financing with the Federal Home Loan Bank (FHLB) in the form of a Long-Term LIBOR Floater with maximum available credit of $5 million. At September 30, 1996, $5 million was outstanding with an interest rate of 5.71156%. The agreement matures in December, 1998.

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         HIGHLIGHTS

        FINANCIAL POSITION

         Total assets increased $44.2 million or approximately 4.25% during the first nine months of 1996. Total securities have decreased $34.8 million due primarily to maturities and/or calls. Proceeds from called or matured securities were used primarily to fund the increase in loans. Net loans increased $24.9 million or 3.8%. Loans held for sale, consisting primarily of loans received through the Company's participation in a whole loan bulk purchasing program, increased $42.4 million or 34.7%. As of September 30, 1996, program loans owned by the Company had an outstanding principal balance of approximately $114.4 million. See LOAN PORTFOLIO. The Company earned interest income of approximately $9,730,000 on program loans during the nine months ended September 30, 1996. See NET INTEREST INCOME. The increases in net loans held for sale were also funded by an increase in deposits and short-term borrowings of $28.2 million and $4.5 million, respectively. Net stockholders' equity increased $4.2 million during the first nine months of 1996 representing the Company's retained net profits.

         QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995.

        The Company reported net income of $2,543,000 for the three months ended September 30, 1996 compared to net income of $2,143,000 for the quarter ended September 30, 1995. This increase of $400,000, or 18.67%, was primarily due to an increase of $853,000 in the Company's total other income (excluding securities transactions) during the third quarter of 1996 as compared to the same period of 1995. This increase is attributable to fees generated from the increase in mortgage loan servicing and the originated mortgage servicing rights recorded in the third quarter of 1996.

         Non-interest expenses increased $1,275,000 or 15% during the third quarter of 1996 as compared to the same period of 1995, primarily due to the Company's expansion of its Operations Center to facilitate the growth of mortgage servicing. In addition, the Company accrued a one-time pre-tax charge of $250,000 for the contribution to the recapitalization of the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, legislation became effective requiring an assessment of 65.7 cents per $100 in domestic SAIF-insured deposits held as of March 31, 1995. At that date the Company held $49.1 million in SAIF-insured deposits. The assessment is payable December 1, 1996. The legislation also reduced the deposit insurance premium for SAIF-insurance deposits to 6.44 cents per $100.

        Net income for the third quarter also benefitted from an increase of $1,148,000 in the Company's net interest income during the third quarter of 1996 as compared to the same period of 1995. See NET INTEREST INCOME for further discussion. Earnings per share were $.46 and $.38 for the third quarter of 1996 and 1995, respectively.

         NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        The Company reported net income of $7,570,000 for the nine months ended September 30, 1996 compared to net income of $6,308,000 for the nine months ended September 30, 1995. This increase of $1,262,000 or 20%, was primarily due to an increase in the Company's net interest income earned during the first nine months of 1996 as compared to the same period of 1995. See NET INTEREST INCOME. Total non-interest expense increased $4,416,000 of 17.74% during the first nine months of 1996 as compared to the same period of 1995, due to increases in salaries and employee benefits related to the Company's growth as well as the expansion of its Operation Center as discussed above. Earnings per share were $1.36 and $1.11 for the nine months ended September 30, 1996 and 1995, respectively.

SELECTED RATIOS

         The return on average assets (ROA) for the third quarter of 1996 was .94% compared to .88% in the third quarter of 1995. The return on average shareholder's equity (ROE) for the third quarter of 1996 was 13.13% compared to 12.02% ROE for the third quarter of 1995. For the first nine months of 1996, ROA was .94% compared to .90% for the nine months ended September 30, 1995. ROE was 13.32% and 12.18% for the first nine months of 1996 and 1995, respectively.

         The dividend payout ratio of 33.59% for the quarter ended September 30, 1996 represents a decrease of 10.39% from the dividend payout ratio of 37.08% for the quarter ended

September 30, 1995. The dividend payout ratio was 34.09% and 36.45% for the nine months ended September 30, 1996 and 1995, respectively. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

 LOAN PORTFOLIO

        The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                                            September 30             December 31
                                                1996                    1995
                                             --------                 --------
Commercial, financial and
   agricultural   $217,898                    $214,304
Real Estate-Mortgage                           302,407                 277,608
Real Estate-Construction                        25,979                  27,240
Installment and other                          142,824                 145,734
Unearned Income                                 (7,220)                 (8,125)
                                              --------                --------
         TOTAL                                $681,888                $656,761
                                              ========                ========

Loans Held for Sale
  Program loans                              $ 114,421                $101,843
  Loans Originated for Sale                     50,187                  20,379
                                              --------                --------
         TOTAL                               $ 164,608               $ 122,222
                                              ========                ========

         The Company grants loans to customers generally within the market areas of its subsidiaries. While loans have been trending up significantly over the past two years primarily due to the Company's more active solicitation of commercial business, introduction of new loan products, and continued expansion, a downward trend in the installment loan portfolio is representative of the increased level of mortgage refinancing during the first nine months of 1996 that historically is not typical. The rate environment during this period was conducive to consumers refinancing their total indebtedness with a fixed rate secondary market product through our mortgage company. There have been no significant changes in the Company's loan policy or credit standards. The Company continues to shift its marketing efforts more towards direct loan business. There are no significant concentrations of credit and speculative or highly leveraged transactions are insignificant. Also, in order to increase the repricing frequency of the loan portfolio, the Company has significantly increased its portfolio of variable rate commercial and residential mortgage loans.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

        The following table summarizes the Company's risk elements for the periods ending September 30, 1996 and December 31, 1995. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 120% as of September 30, 1996.

        Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.


RISK ELEMENTS
(in thousands)
                                                          Nine Months
                                                            Ended               Year Ended
                                                          September 30          December 31
                                                             1996                  1995
                                                             ----                  ----

ALLOWANCE FOR LOAN LOSSES
         Balance at beginning of period                      $6,566               $ 6,477
         Charge-offs                                           (920)               (1,331)
         Recoveries                                             247                   316
                                                             ------               -------
          Net charge-offs                                      (673)               (1,015)
         Provision for loan possible losses                     943                 1,104
                                                             ------                ------
         Balance at end of period                            $6,836                $6,566
                                                              =====                 =====

AS A PERCENT OF AVERAGE TOTAL LOANS
         Net charge-offs                                       0.10%                 0.17%
         Provision for possible loan losses                    0.14%                 0.18%
         Allowance for loan losses                             1.04%                 1.08%

                                                           September 30         December 31
                                                              1996                 1995
                                                              ----                 ----

NON -PERFORMING ASSETS
         Other real estate owned                             $1,212                $1,027
         Non-accrual loans                                    1,811                 2,525
         Accruing loans past due 90 days
          or more                                             2,191                 1,421
         Restructured loans                                     249                   141
                                                             ------                ------
         Total Non-performing Assets                         $5,463                $5,114

POTENTIAL PROBLEM LOANS                                        $243                  $266

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
         Allowance for loan losses                           119.80%              122.04%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                           0.33%                0.23%

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities during the third quarter of 1995 funding the Company's loan growth. Net cash was also used in investing activities during the third quarter of 1996 due primarily to the purchase of securities. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits. For the first nine months of 1995, financing activities also provided cash due to the increase in short-term borrowings.

        The Company seeks to maintain a strong liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At September 30, 1996, the one year period shows a negative gap (liability sensitive) of $294 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to future market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date over the respected periods. After management adjustments, the table shows a negative gap in the one year period of $84 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced an increase in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1996. This increase in net interest margin did not translate into a decline in net interest income because of increases in the volume of interest-earning assets.

        There are no known trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                           1 to 3          3 to 12          1 to 5           Over 5
                                           Months           Months           Years            Years           Total
                                          -------        ---------       ---------          -------       ---------
ASSETS
 Gross loans                             $155,718        $ 106,264        $334,081        $  91,234        $687,297
 Loans held for sale                      164,608                0               0                0         164,608
 Securities                                23,030           20,166          85,093           31,318         159,607
 Federal funds sold                            61                0               0                0              61
                                          -------        ---------       ---------          -------       ---------
Total interest earning assets             343,417          126,430         419,174          122,552       1,011,573
                                          -------        ---------       ---------          -------       ---------

LIABILITIES
 Savings and NOW Accounts                 335,779                0               0                0         335,779
 All other interest bearing deposits       85,933          170,536         112,508              451         369,428
 Short term and other borrowings          145,817                0               0                0         145,817
 Long term borrowings                      25,750                0               0                0          25,750
                                          -------        ---------       ---------          -------       ---------

Total interest bearing liabilities       $593,279        $ 170,536        $112,508       $      451       $ 876,774
                                          -------        ---------       ---------          -------       ---------

Interest sensitivity gap                ($249,862)      ($  44,106)       $306,666         $122,101        $134,799
                                          -------        ---------       ---------          -------       ---------

Cumulative sensitivity gap              ($249,862)       ($293,968)     ($  12,698)        $134,799
                                          =======          =======        ========          =======

Management adjustments                   $298,450        ($ 88,489)      ($199,080)       ($ 10,881)
                                          -------          -------         -------          -------

Cumulative management adjusted gap      $  48,588        ($ 84,007)      $  23,579         $134,799
                                         ========          =======        ========          =======

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES

        As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At September 30, 1996, the regulatory minimum ratio of qualified total capital to riskweighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

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

        The following table presents comparative capital ratios and related dollar amounts of capital for the Company:

                                                      Dollars in Thousands
                                                  September 30     December 31
                                                     1996              1995
                                                     ----              ----
Capital Components
         Tier 1 risk-based capital                  $71,420           $66,260
         Total risk-based capital                    78,256            72,826

Capital Ratios
         Tier 1 risk-based                             9.32%             8.87%
         Total risk-based                             10.21              9.75
         Leverage                                      6.61              6.45

Regulatory Minimum
         Tier 1 risk-based (dollar/ratio)      $30,649/4.00%     $29,888/4.00%
         Total risk-based (dollar/ratio)        61,297/8.00       59,776/8.00
         Leverage (dollar/ratio)                32,407/3.00       30,801/3.00

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

        The Company does not anticipate any material capital expenditures in 1996. The continued expansion of the Company's Operations Center will be funded by the Company's long-term debt. SEE NOTE E. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and normal internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the normal cash requirements of the Company.

NET INTEREST INCOME

        Net interest income, on a fully federal tax-equivalent basis, improved from the third quarter of 1995 to the third quarter of 1996 by approximately $1,096,000 due to an increase in net earning assets. Net yield on earning assets decreased between the respective periods from 4.72% to 4.69%, as earning asset yields remained consistent at 8.62% and the cost of interest-bearing liabilities increased 3 basis points to 4.50%. The $1,638,000 decrease in net interest income due to rate, as shown in the following table, was coupled with a $2,734,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans and average loans held for sale.

        Net interest income, on a fully federal tax-equivalent basis, improved from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 by approximately $4,743,000 million due to an increase in net earning assets. Net yield on earning assets increased between periods from 4.76% to 4.79%, as earning asset yields increased 23 basis points to 8.67%, and the cost of interest bearing liabilities increased 20 basis points to 4.45%. The $447,000 increase in net interest income due to rate, as shown in the following table, was coupled with a $4,296,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans held for sale.

        A significant part of the increase in net earning assets for the third quarter of 1996 and the nine months ended September 30, 1996, is attributable to the Company's participation in a whole-loan bulk purchasing program. Under the program, the Company purchases from a third party whole loans secured by residential mortgages and partially insured by the Federal Housing Association. The loans typically have balances of less than $25,000 and are not concentrated geographically. Additionally, the program permits the Company to require the seller to repurchase or replace certain non-conforming loans. The loans are generally repurchased from the Company within 30 to 90 days. Although the loans usually are located outside the Company's primary market areas, management believes that these loans pose no greater risk than similar "in-market" loans because of the Company's review of the loans, the insurance reserve associated with the loans and the other terms of the program. The loans are generally serviced by third parties and the Company earns a fixed rate of return on the loans. The Company earned approximately $3,194,000 in interest income on program loans for the quarter ended September 30, 1996 on an average balance of approximately $138.9 million compared to $1.2 million in interest income for the same period in 1995. The Company earned approximately $9,730,000 in interest income on an average balance of approximately $142.0 million for the nine months ended September 30, 1996 compared to $2.46 million in interest income for the same period in 1995. These loans are being funded through short-term secured and unsecured borrowings.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                                                   Quarter Ended
                                                                                   September 30
                                                                  1996                                             1995
                                                                  ----                                             ----
                                              Average                           Yield/            Average                  Yield/
                                              Balance         Interest            Rate            Balance      Interest     Rate
                                             -----------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 212,285           $4,905         9.24%            $ 192,114        $4,527     9.43%
 Real estate                                  321,733            7,846         9.75               291,554         6,269     8.60
 Consumer obligations                         134,717            3,279         9.74               141,666         3,539     9.99
                                             -----------------------------------------------------------------------------------

   Total loans                                668,735           16,030         9.59               625,334        14,335     9.17

Loans held for sale                           179,620            2,999         6.68                66,402         1,492     8.99
Securities
 Taxable                                      123,956            1,954         6.31               179,530         2,829     6.30
 Tax-exempt (2)                                35,595              750         8.43                36,345           902     9.93
                                              ----------------------------------------------------------------------------------

   Total securities                           159,551            2,704         6.78               215,875         3,731     6.91

Federal funds sold                               591                 7         4.74                   333             5     6.01
                                            ------------------------------------------------------------------------------------

   Total earning assets                     1,008,497           21,740         8.62               907,944        19,563     8.62
Cash and due from banks                        32,301                                              25,800
Bank premises and equipment                    29,351                                              22,129
Other assets                                   22,740                                              21,101
 Less:  allowance for possible
         loan losses                           (6,755)                                             (6,461)
                                           --------------------------------------------------------------------------------------

   Total assets                            $1,086,134                                            $970,513
                                           ======================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 111,797          $   766         2.74%             $104,572       $   754      2.88%
 Savings deposits                             222,251            1,589         2.86               222,036         1,709      3.08
 Time deposits                                366,876            4,938         5.38               346,805         4,602      5.31
 Short-term borrowings                        156,015            2,195         5.63               106,546         1,546      5.80
 Long-term debt                                24,217              435         7.19                11,587           231      7.97
                                           --------------------------------------------------------------------------------------

   Total interest-bearing liabilities         881,156            9,923         4.50               791,546          8,842      4.47
Demand deposits                               115,863                                             102,673
Other liabilities                              11,656                                               5,005
Stockholders' equity                           77,459                                              71,289
                                           --------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                   $1,086,134                                           $970,513
                                           ======================================================================================

  Net interest income                                          $11,817                                          $10,721
                                           ======================================================================================

  Net yield on earning assets                                                  4.69%                                         4.72%
                                           ======================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                        Quarter Ended
                                                         September 30
                                                         1996 VS. 1995

                                                       Increase (Decrease)
                                                        Due to Change In:

INTEREST INCOME FROM:                       Volume                Rate                  Net
Loans
    Commercial and industrial                $   913              $  (535)           $    378
    Real estate                                  687                  890               1,577
    Consumer obligations                        (171)                 (89)               (260)
                                            --------------------------------------------------
      Total loans                              1,429                  266               1,695

Loans held for sale                            3,975               (2,468)              1,507

 Securities
    Taxable                                     (882)                   7                (875)
    Tax-exempt (1)                              ( 18)                (134)               (152)
                                            --------------------------------------------------
      Total Securities                          (900)                (127)             (1,027)

Federal funds sold                                 8                   (6)                  2
                                            --------------------------------------------------
Total interest-earning assets                $ 4,512              $(2,335)            $ 2,177

INTEREST EXPENSE ON:
Demand deposits                                  181                 (169)                 12
Savings deposits                                  11                 (131)               (120)
Time deposits                                    269                   67                 336
Short-term borrowings                            962                 (313)                649
Long-term debt                                   355                 (151)                204
                                            --------------------------------------------------
Total interest-bearing liabilities          $  1,778              $  (697)            $ 1,081
                                            --------------------------------------------------

NET INTEREST INCOME                         $  2,734              $(1,638)            $ 1,096
                                            ==================================================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                                           Nine Months Ended
                                                                            September 30

                                                                  1996                                             1995
                                                                  ----                                             ----
                                              Average                           Yield/            Average                  Yield/
                                              Balance         Interest            Rate            Balance      Interest     Rate
                                             -----------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 211,156          $14,551         9.19%            $ 181,771       $12,614     9.25%
 Real estate                                  311,752           21,096         9.02               276,723        17,529     8.45
 Consumer obligations                         134,304            9,891         9.82               136,529        10,147     9.91
                                             -----------------------------------------------------------------------------------

   Total loans                                657,212           45,538         9.24               595,023        40,290     9.03
Loans held for sale                           171,546           10,809         8.40                46,988         3,157     8.96
Securities
 Taxable                                      130,805            6,181         6.30               187,981         9,002     6.39
 Tax-exempt (2)                                37,808            2,314         8.16                40,029         2,653     8.84
                                              ----------------------------------------------------------------------------------

   Total securities                           168,613            8,495         6.72               228,010        11,655     6.82

Federal funds sold                               669                26         5.18                 1,593            70     5.86
                                            ------------------------------------------------------------------------------------

   Total earning assets                       998,040           64,868         8.67               871,614        55,172     8.44
Cash and due from banks                        30,292                                              25,302
Bank premises and equipment                    26,685                                              22,013
Other assets                                   22,694                                              21,054
 Less:  allowance for possible
         loan losses                           (6,684)                                             (6,446)
                                           --------------------------------------------------------------------------------------

   Total assets                            $1,071,027                                            $933,537
                                        =========================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 101,706          $ 2,309         3.03%             $105,454       $ 2,266      2.87%
 Savings deposits                             227,800            5,088         2.98               228,719         5,256      3.06
 Time deposits                                365,088           14,483         5.29               327,124        12,296      5.01
 Short-term borrowings                        152,649            5,944         5.19                87,568         3,811      5.80
 Long-term debt                                22,650            1,217         7.16                 7,095           459      8.63
                                           --------------------------------------------------------------------------------------

   Total interest-bearing liabilities         869,893           29,041         4.45               755,960        24,088      4.25
Demand deposits                               115,121                                              99,386
Other liabilities                              10,242                                               9,160
Stockholders' equity                           75,771                                              69,031
                                           --------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                   $1,071,027                                            $933,537
                                        =========================================================================================

  Net interest income                                          $35,827                                          $31,084
                                        =========================================================================================

  Net yield on earning assets                                                  4.79%                                         4.76%
                                        =========================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                             Nine Months Ended
                                                September 30
                                                1996 VS. 1995

                                              Increase (Decrease)
                                               Due to Change In:

INTEREST INCOME FROM:                 Volume          Rate             Net
                                     ---------------------------------------
Loans
    Commercial and industrial        $ 2,082         $  (145)        $ 1,937
    Real estate                        2,317           1,250           3,567
    Consumer obligations                (164)            (92)           (256)
                                     ---------------------------------------
      Total loans                      4,235           1,013           5,248

Loans held for sale                    7,988            (336)          7,652

 Securities
    Taxable                           (2,703)           (118)         (2,821)
    Tax-exempt (1)                      (142)           (197)           (339)
                                     ---------------------------------------
      Total Securities                (2,845)           (315)         (3,160)

Federal funds sold                       (37)             (7)            (44)
                                     ---------------------------------------
Total interest-earning assets        $ 9,341         $   355         $ 9,696

INTEREST EXPENSE ON:
Demand deposits                         (115)            158              43
Savings deposits                         (21)           (147)           (168)
Time deposits                          1,480             707           2,187
Short-term borrowings                  2,805            (672)          2,133
Long-term debt                           896            (138)            758
                                     ---------------------------------------
Total interest-bearing liabilities   $ 5,045         $   (92)        $ 4,953
                                     ---------------------------------------

NET INTEREST INCOME                  $ 4,296         $   447         $ 4,743
                                     =======================================

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

     On June 27, 1996, the Cmnpany held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for consideration:

1. Election of five Class I directors; and

2. Ratification of the Board of Directors' appointment of Ernst & Young LLP as auditors for the Company for 1995.

   The vote tabulation for each matter was as follows:

1. Election of five Class I directors:

                                         Authority
Directors                  For            Withheld       Abstain
---------                  ---            --------       -------
Samuel M. Bowling        3,603,006          4,078           0
Steven J. Day            3.604,569          2,515           0
Jack E. Fruth            3,604,568          2,516           0
Otis L. O'Connor         3,604,569          2,515           0
Bob F. Richmond          3,604,569          2,515           0

Continuing directors whose terms did not expire at the annual meeting were:
J. Goldman, C. Dallas Keyser, Robert D. Fisher, George F. Davis, C. Scott Briers, Carlin K. Harmon, Dale Nibert, Mark Schaul and Van R. Thorn.

2. Ratification of Appointment of Ernst & Young LLP:

                  For                Against               Abstain
                  ---                -------               -------
               3,569,364              6,728                 30,992

Item 5.                          Other Information -              Not Applicable
Item 6.                Exhibits and Reports on 8-K -              Not Applicable

                 The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CITY HOLDING COMPANY




November 13, 1996              By /s/ Dawn Woolsey
                                  --------------------------------
                                  Dawn Woolsey,
                                  Chief Accounting Officer
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit

Index

27       Financial  Data Schedule for the nine months ending  September 30, 1996