Form 10-K405
period 1996-12-31
CITY HOLDING CO
filed 1997-03-31
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K405

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number
   December 31, 1996                                      0-11733

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

        West Virginia                                      55-0619957
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 26, 1997 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

Aggregate Market Value -- $204,811,403

The number of shares outstanding of the issuer's common stock as of March 26, 1997:

Common Stock, $2.50 Par Value -- 6,068,486 shares

The total number of pages are  65  .  Exhibit Index is located on page  19  .
                              -----                                    -----

                                Page  1  of  65

DOCUMENTS INCORPORATED BY REFERENCE

Documents                            Part of Form 10-K
                                     into which Document
                                     is incorporated

Portions of the Annual               Part I, Item 1; Part
 Report to Shareholders              II, Items 5, 6, 7,
  of City Holding Company            and 8; Part III, Item
  for the year ended                 13; Part IV, Item 14.
  December 31, 1996.

Portions of City Holding             Part III, Items 10,
  Company's Proxy statement          11, 12 and 13.
  for the 1997 Annual
  Meeting of Shareholders.

                   FORM 10-K INDEX

PART I                                                              Page

Item 1.       Business................................................ 4

Item 2.       Properties...........................................   11

Item 3.       Legal Proceedings.......................................11

Item 4.       Submission of Matters to a Vote of
                Security Holders......................................11

PART II

Item 5.       Market for the Registrant's Common Stock and
                Related Stockholder Matters...........................12

Item 6.       Selected Financial Data.................................12

Item 7.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations............................................12

Item 8.       Financial Statements and Supplementary Data.............12

Item 9.       Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure................12

PART III

Item 10.      Directors and Executive Officers of
                Registrant............................................13

Item 11.      Executive Compensation..................................13

Item 12.      Security Ownership of Certain Beneficial
                Owners and Management.................................13

Item 13.      Certain Relationships and Related
                Transactions..........................................13

PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...................................14

              Signatures..............................................17

              Exhibit Index.......................................... 19

PART I

Item 1      Business

(a)      History

                  The Registrant, City Holding Company, is a West Virginia corporation chartered as of March 12, 1982. City Holding Company is a duly qualified bank holding company under the Bank Holding Company Act of 1956, as amended. City Holding Company currently has nine banking subsidiaries and three nonbanking subsidiaries (collectively, the "Subsidiaries"). All of the subsidiaries are wholly-owned. The Company acquired First Merchants Bancorp, Inc. and its subsidiary, Merchants National Bank, West Virginia in August 1995. The Company continually seeks strategic aquisition opportunities for small to medium-sized banks. The Company's acquisition policy has permitted subsidiary banks to operate as separate entities with their historical names and boards of directors. The Company believes that this policy maintains community loyalty to the subsidiary banks and improves operating performance while providing the services and efficiencies of a larger holding company. During 1996, the Company created City Mortgage Services, a mortgage loan servicing division. Headquartered in Charleston, West Virginia, this division was formed to facilitate the Company's growth of its mortgage servicing portfolio. On December 31, 1996, the Company acquired certain assets and assumed certain liabilities of Prime Financial Corporation, a mortgage loan servicing company located in Costa Mesa, California, which increased the Company's mortgage loan servicing portfolio by approximately $600 million. This West Coast operation was absorbed into the mortgage loan servicing division headquartered in Charleston, West Virginia. The nonbanking subsidiaries include a full service mortgage banking company whose principal place of business is in Pittsburgh, Pennsylvania and a full service securities brokerage and investment advisory company, whose principal place of business is in City National's main location. City Holding Company's third non-banking subsidiary is Hinton Financial Corporation, which owns all of the capital stock of The First National Bank of Hinton and does not conduct any additional business.

(b)      Business

                  The banking Subsidiaries are engaged in the business of banking in West Virginia by receiving and paying deposits; by negotiating promissory notes, drafts, bills of exchange and other evidence of debt; by buying and selling exchange; by loaning money secured by personal or real property, or both; by dealing in securities and stocks without recourse solely upon order, and for the account of customers, except for purchases of investment securities for its account under limitations and restrictions imposed by regulations of the Comptroller of the Currency; by providing trust services; by supplying credit card services as a licensee of Visa and MasterCard; by providing safe deposit box facilities and miscellaneous other services rendered by a full service bank. In addition, the Company engages in servicing pools of FHA Title I insured and other loans through its City Mortgage Services division, a full service securities brokerage and investment advisory business through City Financial Corporation, and a full service mortgage banking business through City Mortgage Corporation.

                  City Holding Company's nine banking subsidiaries operate 37 banking offices in West Virginia. The City National Bank of Charleston is a community bank serving the Kanawha City section of Charleston and municipalities and rural areas to the east. The Bank operates eleven branches serving Kanawha and Putnam counties. The Peoples Bank of Point Pleasant, a state-chartered bank located in Point Pleasant, West Virginia, serves the western portion of Mason County. Point Pleasant's two branch banks located in Mason and New Haven serve the northern portion of Mason County. First State Bank & Trust, a state-chartered bank located in Rainelle, West Virginia, serves Greenbrier and Raleigh counties. First State Bank operates seven offices located in Rainelle

(two offices), Rupert, Sophia, Beaver, and Beckley (two offices), West Virginia. Bank of Ripley, a state-chartered bank, has two locations in Ripley, West Virginia, and serves Jackson County. Home National Bank of Sutton, operates a national bank located in Sutton, West Virginia and a branch located in Gassaway, West Virginia.

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

                  City Holding Company operates as a multi-bank holding company and has a loan servicing division which services pools of home improvement loans. Consequently, it is generally dependent upon the Subsidiaries for cash necessary to pay expenses, dividends to its stockholders, and to meet debt service requirements.

                  City Holding Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

(c)      Regulation and Supervision

                  Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions to which the Company and its banking Subsidiaries are subject. These federal and state laws and regulations have been enacted for the protection of depositors in national and state banks and not for the protection of shareholders of bank holding companies.

Bank Holding Companies

                  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation by the Federal Reserve Board. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

                  Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law will allow interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. The law currently allows interstate branch acquisitions and de novo branching if permitted by the host state. West Virginia has adopted early "opt-in" legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in

West Virginia by out-of-state banks if reciprocal treatment is accorded West Virginia banks in the state of the acquiror.

                  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (SAIF) or the Bank Insurance Fund (BIF) as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

                  The Federal Deposit Insurance Act (FDIA) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of the banking Subsidiaries.

                  The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking withing the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

                  The Company is registered under the bank holding company laws of West Virginia. Accordingly, the Company and its banking Subsidiaries are subject to further regulation and supervision by the WV Division of Banking.

Capital Requirements

                  The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and its banking Subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% in order to remain categorized as well capitalized. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder "Tier 2 capital" consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1996 were 10.20% and 11.23%, respectively, exceeding the minimums required.

                  In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The Tier 1 capital leverage ratio of the Company as of December 31, 1996, was 6.58%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

                  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. Rules have been promulgated with respect to concentration of credit risk and the risks of non-traditional activities, and also as to the risk of loss on multi-family mortgages. A proposed rule with respect to interest rate risk is still under consideration. The proposal would allow institutions to use internal risk models to measure interest rate risk (if the models are acceptable to examiners) and would require additional capital of institutions identified as having excess interest rate risk. The Company does not expect any of these rules, either individually or in the aggregate, to have a material impact on its capital requirements.

Limits on Dividends and Other Payments

                  The Company is a legal entity separate and distinct from its Subsidiaries. Most of the Company's revenues result from the dividends paid to the Company by those Subsidiaries. The right of the Company and shareholders of the Company, to participate in any distribution of the assets or earnings of any Subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of such Subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders. Under federal law, the Company's Subsidiaries may not, subject to certain limited expectations, make loans or extensions of credit to, or investment in the securities of, or take securities of the Company as collateral for loans to any borrower. The Company's Subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

                  The banking Subsidiaries are subject to various statutory restrictions on their ability to pay dividends to the Company. Under applicable regulations, at December 31, 1996, the banking Subsidiaries could have paid aggregate dividends to the Company of $15.9 million without obtaining prior approval of their respective regulators. The payment of dividends by the Company and the banking Subsidiaries may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The various regulators supervising the banking Subsidiaries have authority to prohibit any subsidiary under their jurisdiction from engaging in an unsafe and unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the subsidiary in question, could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

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

FIRREA

                  Under the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Liability of any bank Subsidiary of the Company under this cross-guarantee position could have a material adverse effect on the financial condition of any other bank Subsidiary and the Company.

FDICIA

                  In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became effective. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes.

Banks

                  The City National Bank of Charleston, The Home National Bank of Sutton, Merchants National Bank and The First National Bank of Hinton are national banking associations, and are subject to supervision and regulation by the OCC, the Federal Reserve Board and the FDIC. The Peoples Bank of Point Pleasant, First State Bank & Trust and Blue Ridge Bank are supervised and regulated by the West Virginia Board of Banking and Financial Institutions and the FDIC. The Bank of Ripley and Peoples State Bank are supervised and regulated by the West Virginia Board of Banking and Financial Institutions, the FDIC and the Federal Reserve Board. To reduce the burden associated with multiple regulators, Peoples Bank of Point Pleasant, First State Bank & Trust, Bank of Ripley, Blue Ridge Bank, and Peoples State Bank, have filed applications with the OCC to become national banks. These conversions are expected to be completed by April 1997. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

Governmental Policies

                  The operations of the Company and its banking Subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

                  Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

                  The Federal Reserve Board has adopted regulations establishing relevant capital measures and relevant capital levels for banks. The relevant capital measures are the total risk-adjusted capital ratio, Tier I risk-adjusted capital ratio and the leverage ratio. Under the regulations, a bank is considered (i) well capitalized if it has a total capital ratio of ten percent or greater, a Tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by such regulator to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a total capital ratio of eight percent or greater, a Tier I capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a total capital ratio of less than eight percent, a Tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than six percent, a Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent, and (v) critically undercapitalized if its tangible equity is equal to or less than two percent of average quarterly tangible assets. As of December 31, 1996, each of the banking Subsidiaries had capital levels that qualify them as being well capitalized under such regulations.

                  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve Board. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. In order to obtain acceptance of a capital restoration plan, a depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Furthermore, in the event of a bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

                  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

                  Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. In addition, pass-through insurance coverage may not be available for certain employee benefit accounts.

                  Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Company cannot determine the ultimate effect that FDICIA and the implementing regulations adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or operations.

Other Safety and Soundness Regulations

                  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

(d)      Employees

                  As of December 31, 1996, City Holding Company and Subsidiaries employed 711 associates. Employee relations within the Subsidiaries are considered to be satisfactory.

(e)      Statistical Information

                  The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1996 and such pages are incorporated herein by reference.

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

Item 2      Properties

                  City Holding Company and its subsidiaries own the facilities maintained as the Company's headquarters and generally own all of the facilities maintained as operating facilities by the subsidiaries. Those facilities not owned by the Company are maintained under long term lease agreements. The properties owned or leased by the Company consist generally of the main offices, twenty eight (28) branch locations and an operations center. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder Matters

                  Page 2 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1996, included in this report as Exhibit 13, is incorporated herein by reference.

Item 6      Selected Financial Data

                  Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1996, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 13 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1996, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8      Financial Statements and Supplementary Data

                  The report of independent auditors and consolidated financial statements, included on pages 14 through 34 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1996, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

PART III

Item 10     Directors and Executive Officers of Registrant

                  The information required by Item 10 of FORM 10-K appears in the Company's 1997 Proxy Statement to be filed within 120 days of fiscal year end under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS".

Item 11     Executive Compensation

                  The information required by Item 11 of FORM 10-K appears in the Company's 1997 Proxy Statement under the caption "EXECUTIVE COMPENSATION".

Item 12     Security Ownership of Certain Beneficial Owners and Management

                  The information required by Item 12 of FORM 10-K appears in the Company's 1997 Proxy Statement under the caption "OWNERSHIP OF EQUITY SECURITIES".

Item 13     Certain Relationships and Related Transactions

                  The information required by Item 13 of FORM 10-K appears in the Company's 1997 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and in NOTE FOURTEEN of Notes to Consolidated Financial Statements appearing at page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, included in this report as Exhibit 13, and incorporated herein by reference.

PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements Filed; Financial Statement Schedules

                  The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                                   Exhibit 13

                                                                   Page Number

Report of Independent Auditors                                          14

Consolidated Balance Sheets - December 31, 1996
and 1995                                                                15

Consolidated Statements of Income - years
ended December 31, 1996, 1995 and 1994                                  16

Consolidated Statements of Changes in
Stockholders' Equity - years ended December 31,
1996, 1995 and 1994                                                     17

Consolidated Statements of Cash Flows -
years ended December 31, 1996, 1995 and 1994                            18

Notes to Consolidated Financial Statements -
December 31, 1996                                                       19 - 34

On the following page appears the independent auditors report of Persinger & Company, LLC on the Consolidated Financial Statements of Hinton Financial Corporation and Subsidiary for the years ended December 31, 1994, 1993 and 1992.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Hinton Financial Corporation
Hinton, West Virginia

         We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Hinton Financial Corporation and Subsidiary for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hinton Financial Corporation and Subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                             /s/ Persinger & Company, LLC

Beckley, West Virginia
January 6, 1995

Financial Schedules I and II under Article 9 of Regulation S-X are not applicable.

(b)      Reports on Form 8-K

                  None

(c)      Exhibits

                  The exhibits listed in the Exhibit Index on pages 19 through 21 of this FORM 10-K are filed herewith or incorporated by reference from previous filings.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     City Holding Company

                                     (Registrant)

                                   /s/
                                   ----------------------------
                                   Steven J. Day,
                                   President/Director
                                   (Principal Executive Officer)

                                   /s/
                                   ------------------------------
                                   Robert A. Henson,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 1997. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Steven J. Day and Robert A. Henson and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

---------------------------            ------------------------------
Samuel M. Bowling,                     C. Scott Briers,
Director                               Director

/s/                                    /s/
---------------------------            ------------------------------
Dr. D. K. Cales,                       Steven J. Day,
Director                               Director/President

/s/                                    /s/
---------------------------            ------------------------------
Robert D. Fisher,                      Jack E. Fruth,
Director                               Director

/s/                                    /s/
---------------------------            ------------------------------
Jay Goldman,                           Carlin K. Harmon,
Director                               Director/Executive Vice President

/s/                                    /s/
---------------------------            ---------------------------------
C. Dallas Kayser,                      Dale Nibert,
Director                               Director

/s/
------------------------               ----------------------------------
Otis L. O'Connor,                      Bob F. Richmond,
Director                               Director

/s/                                    /s/
------------------------               ----------------------------------
Mark H. Schaul,                        Van R. Thorn,
Director                               Director

/s/                                    /s/
------------------------               ----------------------------------
George F. Davis,                       Hugh R. Clonch,
Director/Executive Vice President      Director

/s/                                    /s/
------------------------               ----------------------------------
William M. Frazier,                    Leon K. Oxley,
Director                               Director

 EXHIBIT INDEX

                   The following exhibits are filed herewith or are incorporated herein by reference.

                                                              Prior Filing
 Exhibit                                                    Reference or Page
 Number            Description                               Number Herein
 ------            -----------                              -----------------
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

 10                Agreement dated June 5, 1986, by                         III
                   and between Steven J. Day and
                   City Holding Company

 11                Statement Re: Computation of Per
                   Share Earnings                                            22

 13                City Holding Company Annual Report
                   to Shareholders for Year Ended
                   December 31, 1996                                         23

 22                Subsidiaries of City Holding Company                      62

 24(a)             Power of Attorney (included on the signature
                     page hereof)                                            17

 24(b)             Consent of Ernst & Young, LLP                             63

 24(c)             Consent of Persinger & Company, LLC                       64

 27                Financial Data Schedule for the year ending
                   December 31, 1996                                         65


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