Form 10-K405/A
period 1996-12-31
CITY HOLDING CO
filed 1997-04-16
CIK 726854

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

Aggregate Market Value -- $204,811,470

The number of shares outstanding of the issuer's common stock as of March 26, 1997:

Common Stock, $2.50 Par Value -- 6,068,488 shares

The total number of pages are  17  .  Exhibit Index is located on page   5  .
                              -----                                    -----

PART III

Items 10 - 13 are amended as follows:

Item 10     Directors and Executive Officers of Registrant

                The information required by Item 10 of FORM 10-K appears in the Company's 1997 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS", which is included in this report as Exhibit 99(a) and incorporated herein by reference.

Item 11     Executive Compensation

                The information required by Item 11 of FORM 10-K appears in the Company's 1997 Proxy Statement under the caption "EXECUTIVE COMPENSATION", which is included in this report as Exhibit 99(a) and incorporated herein by reference.

Item 12     Security Ownership of Certain Beneficial Owners and Management

                The information required by Item 12 of FORM 10-K appears in the Company's 1997 Proxy Statement under the caption "OWNERSHIP OF EQUITY SECURITIES", which is included in this report as Exhibit 99(a) and incorporated herein by reference.

Item 13     Certain Relationships and Related Transactions

                The information required by Item 13 of FORM 10-K appears in the Company's 1997 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" included in this report as Exhibit 99(a) and in NOTE FOURTEEN of Notes to Consolidated Financial Statements appearing at page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, included in this report as Exhibit 13, and incorporated herein by reference.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               City Holding Company
                                               (Registrant)


                                             /s/ Steven J. Day
                                             ------------------------------
                                             Steven J. Day,
                                             President/Director
                                             (Principal Executive Officer)


                                             /s/ Robert A. Henson
                                             ------------------------------
                                             Robert A. Henson,
                                             Chief Financial Officer
                                             (Principal Financial Officer)

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K

(c)              Exhibits

                 Item 14(c) is amended to include the following exhibit:

99(a) Excerpts from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

EXHIBIT INDEX

                  The following exhibits are filed herewith or are incorporated herein by reference.

                                                                 Prior Filing
Exhibit                                                        Reference or Page
Number            Description                                    Number Herein
------            -----------                                    -------------

99(a)             Excerpts from the Company's                        6-17
                  Proxy Statement for the 1997
                  Annual Meeting of Shareholders.