Form 10-Q
period 1997-03-31
CITY HOLDING CO
filed 1997-05-14
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
March 31, 1997                                                0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                           55-0619957
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

Yes   xx       No

The number of shares outstanding of the issuer's common stock as of May 5, 1997:

Common Stock, $2.50 Par Value -- 6,068,608 shares


THIS REPORT CONTAINS    31     PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   29.

                                     Index

                     City Holding Company and Subsidiaries


PART I            FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets -- March 31, 1997 (unaudited) and December 31, 1996

                           Consolidated Statements of Income (unaudited) -- Three months ended March 31, 1997 and 1996

                           Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Three months ended March 31, 1997 and 1996

                           Consolidated Statements of Cash Flows (unaudited) --Three months ended March 31, 1997 and 1996

                           Notes to Consolidated Financial Statements
                           (unaudited) -- March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk


Part II.          Other Information

Item 1.                    Legal Proceedings

Item 2.                    Changes in Securities

Item 3.                    Defaults upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES




Item I.                                                                MARCH 31          DECEMBER
                                                                         1997              1996
                                                                   --------------    --------------
ASSETS                                                                (unaudited)
Cash and due from banks                                           $    43,069,000   $    47,351,000
Federal funds sold                                                        616,000           413,000
Securities available for sale, at fair value                          132,121,000       122,944,000
Investment securities (approximate market values:
       March 31, 1997-$47,442,000; December 31, 1996-$41,826,000)      46,946,000        40,978,000
Loans:
       Gross loans                                                    743,959,000       704,775,000
       Unearned income                                                 (8,315,000)       (6,793,000)
       Allowance for possible loan losses                              (7,629,000)       (7,281,000)
                                                                   --------------    --------------
       NET LOANS                                                      728,015,000       690,701,000
Loans held for sale                                                   150,127,000        92,472,000
Bank premises and equipment                                            30,886,000        30,025,000
Accrued interest receivable                                             8,852,000         7,510,000
Other assets                                                           17,662,000        16,216,000
                                                                   --------------    --------------
       TOTAL ASSETS                                               $ 1,158,294,000   $ 1,048,810,000
                                                                   ==============    ==============

LIABILITIES
Deposits:
Noninterest-bearing                                               $   136,946,000   $   118,976,000
Interest-bearing                                                      755,310,000       709,694,000
                                                                   --------------    --------------
       TOTAL DEPOSITS                                                 892,256,000       828,670,000
Short-term borrowings                                                 126,912,000        90,298,000
Long-term debt                                                         36,900,000        34,250,000
Other liabilities                                                      17,900,000        16,219,000
                                                                   --------------    --------------
       TOTAL LIABILITIES                                            1,073,968,000       969,437,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued and outstanding
  6,079,829 and 5,598,912 shares as of March 31, 1997 and
  December 31, 1996, respectively, including 11,341 shares in
    treasury at March 31, 1997 and December 31, 1996.                  15,200,000        13,998,000
Capital surplus                                                        35,724,000        35,426,000
Retained earnings                                                      34,133,000        30,246,000
Cost of common stock in treasury                                         (300,000)         (300,000)
Net unrealized (loss) gain on securities available for sale,
 net of deferred income taxes                                            (431,000)            3,000
                                                                   --------------    --------------
       TOTAL STOCKHOLDERS' EQUITY                                      84,326,000        79,373,000
                                                                   --------------    --------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                       $ 1,158,294,000   $ 1,048,810,000
                                                                   ==============    ==============

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                  THREE MONTH PERIOD ENDED
                                                  March 31
                                                    1997             1996
                                                 ----------       ----------
INTEREST INCOME
       Interest and fees on loans              $ 18,656,000     $ 18,303,000
       Interest and dividends on securities:
        Taxable                                   2,167,000        2,253,000
        Tax-exempt                                  486,000          532,000
        Other interest income                        56,000            5,000
                                                -----------      -----------
       TOTAL INTEREST INCOME                     21,365,000       21,093,000

INTEREST EXPENSE
       Interest on deposits                       7,704,000        7,233,000
       Interest on short-term borrowings          1,262,000        2,153,000
       Interest on long-term debt                   592,000          297,000
                                                -----------      -----------
       TOTAL INTEREST EXPENSE                     9,558,000        9,683,000

       NET INTEREST INCOME                       11,807,000       11,410,000
PROVISION FOR POSSIBLE LOAN LOSSES                  388,000          271,000
                                                -----------      -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES     11,419,000       11,139,000

OTHER INCOME
       Securities gains                              28,000           61,000
       Service charges                              948,000          839,000
       Other                                      4,181,000        1,013,000
                                                -----------      -----------
       TOTAL OTHER INCOME                         5,157,000        1,913,000

OTHER EXPENSES
       Salaries and employee benefits             6,667,000        5,254,000
       Net occupancy expense                      1,968,000        1,370,000
       Other                                      3,478,000        2,887,000
                                                -----------      -----------
       TOTAL OTHER EXPENSES                      12,113,000        9,511,000

       INCOME BEFORE INCOME TAXES                 4,463,000        3,541,000
INCOME TAXES                                      1,634,000        1,080,000
                                                -----------      -----------

NET INCOME                                     $  2,829,000     $  2,461,000
                                                ===========      ===========
Net income per common share                    $        .47     $        .44
                                                ===========      ===========
Average common shares outstanding                 6,068,488        5,586,247
                                                ===========      ===========


See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Three Months Ended March 31, 1997


                                                                                  UNREALIZED
                                                                                  GAIN/(LOSS)
                                                                                  SECURITIES                     TOTAL
                                    COMMON         CAPITAL        RETAINED        AVAILABLE      TREASURY    STOCKHOLDERS'
                                    STOCK          SURPLUS        EARNINGS        FOR SALE        STOCK         EQUITY
                                    -----          -------        --------        --------        -----         ------
Balances
 at December 31, 1996            $13,998,000     $35,426,000    $30,246,000         $3,000      ($300,000)    $79,373,000

Net income                                                        2,829,000                                     2,829,000

Cash dividends
 declared ($.18/share)                                           (1,092,000)                                   (1,092,000)

Change in unrealized gain/(loss),
 net of income taxes of $302,000                                                  (453,000)                      (453,000)

Acquisition of subsidiary          1,202,000         298,000      2,150,000         19,000                      3,669,000
                                 -----------     -----------    -----------      ----------     ----------    -----------

Balances
 at March 31, 1997               $15,200,000     $35,724,000    $34,133,000      ($431,000)     ($300,000)    $84,326,000
                                 -----------     -----------    -----------      ----------     ----------    -----------



Three Months Ended March 31, 1996
                                                                              UNREALIZED
                                                                              GAIN/(LOSS)
                                                                              SECURITIES                           TOTAL
                                 COMMON           CAPITAL        RETAINED     AVAILABLE       TREASURY         STOCKHOLDERS'
                                 STOCK            SURPLUS        EARNINGS      FOR SALE        STOCK              EQUITY
                                 -----            -------        --------      --------        -----              ------
Balances
 at December 31, 1995           $12,730,000      $25,942,000    $34,432,000     $395,000     ($360,000)        $73,139,000


Net income                                                        2,461,000                                      2,461,000

Cash dividends
 declared ($.155/share)                                            (862,000)                                      (862,000)

Changes in unrealized
 gain/(loss), net of income
 taxes of $311,000                                                              (466,000)                         (466,000)

                                -----------      -----------    -----------     ---------    -----------       -----------

Balances
 at March 31, 1996              $12,730,000      $25,942,000    $36,031,000     $(71,000)    ($ 360,000)       $74,272,000
                                -----------      -----------    -----------     ---------    -----------       -----------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES


                                                                 THREE MONTH PERIOD ENDED
                                                                         MARCH 31

                                                                 1997             1996
                                                                 ----             ----
OPERATING ACTIVITIES
Net Income                                                    $2,829,000       $2,461,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net amortization                                           237,000          220,000
      Provision for depreciation                               1,123,000          743,000
      Provision for loan losses                                  388,000          271,000
      Realized securities gains                                  (28,000)         (61,000)
      Loan originated for sale                               (23,149,000)     (25,708,000)
      Purchases of loans held for sale                      (135,753,000)    (219,599,000)
      Proceeds from loans sold                               101,543,000      202,535,000
      Realized gains on loans sold                              (296,000)        (268,000)
      Increase in accrued interest receivable                 (1,052,000)        (436,000)
      Increase in other assets                                (1,048,000)        (482,000)
      Increase in other liabilities                            1,442,000        1,196,000
                                                               ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                        (53,764,000)     (39,128,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale          9,254,000       17,859,000
 Proceeds from maturities of securities available for sale    10,209,000       20,270,000
 Purchases of securities available for sale                  (24,566,000)     (16,581,000)
 Proceeds from maturities of securities                        1,438,000        9,608,000
 Net (increase) decrease in loans                            (11,628,000)       2,591,000
 Net cash acquired in acquisition                              9,126,000                0
 Purchases of premises and equipment                            (840,000)      (2,997,000)
                                                                --------     ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (7,007,000)      30,750,000

FINANCING ACTIVITIES
 Net increase in non-interest bearing deposits                 3,258,000        5,204,000
 Net increase in interest-bearing deposits                    15,703,000       10,178,000
 Net increase (decrease) in short-term borrowings             36,173,000       (6,869,000)
 Proceeds from long-term debt                                  2,650,000        3,200,000
 Cash dividends paid                                          (1,092,000)        (862,000)
                                                              -----------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     56,692,000       10,851,000
                                                              ----------       ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (4,079,000)       2,473,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              47,764,000       28,460,000
                                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $43,685,000      $30,933,000
                                                             ===========      ===========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 March 31, 1997

        NOTE A - BASIS OF PRESENTATION

                 The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1997. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1996.

        NOTE B - ACQUISITIONS

                 On January 24, 1997, the Company consummated its acquisition of the Old National Bank of Huntington in Huntington, West Virginia (Old National). The merger involved the exchange of 480,917 shares of the Company's common stock for all of the outstanding shares of Old National. This transaction was accounted for under the pooling of interests method of accounting. However, due to the immateriality of the impact of this transaction to the Company's consolidated financial statements, prior period financial statements have not been restated.

                 On December 31, 1996, the Company acquired certain assets and assumed certain liabilities of Prime Financial Corporation, a mortgage loan servicing company located in Costa Mesa, California. This transaction, accounted for under the purchase method of accounting, increased the Company's mortgage loan servicing portfolio by $600 million. As a result of a servicing agreement entered into by the Company, the loan servicing income and expenses of the acquiree have been included in the Company's financial statements since November, 1996. With this acquisition, City Mortgage Services, a mortgage loan servicing division created during 1996, has loan servicing facilities located in West Virginia and California.

        NOTE C - PENDING ACQUISITION

                 On January 8, 1997, City National Bank, a wholly-owned subsidiary, signed a Letter of Intent to acquire RMI, Ltd., an insurance agency designed to market insurance products and services to select corporate and individual clients. It is anticipated that the transaction will be accounted for under the purchase method of accounting in the third quarter of 1997. The acquisition, subject to the negotiation of a definitive acquisition agreement, would have less than a 1% impact on total assets and net income reported in the Company's first quarter 1997 financial statements. As a result, proforma information has not been included for the information provided herein. A director of one of the Company's subsidiaries is the President and current owner of RMI, Ltd.

         NOTE D - INCOME TAXES

                  The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the three months ended March 31, 1997, of 36.61% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

         NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximate $85,928,000 at March 31, 1997. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $2,833,000, have historically expired unfunded.

         NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

                  On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires that entities recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of SFAS No. 125 is not expected to have a material impact on the Company's financial position or results of operations during 1997. The Company is further evaluating the impact it will have in 1998.

                  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128) which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for all financial statements issued subsequent to December 15, 1997. SFAS No. 128 is not expected to have a material impact on the Company's consolidated financial statements.

         NOTE G - LONG-TERM BORROWINGS

                  Long-term debt consists of a $28,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.3125% at March 31, 1997) due on July 31, 1997. As of March 31, 1997, the outstanding balance was equal to $26,900,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of each of its wholly-owned banking subsidiaries as collateral for the revolving credit loan. Management intends to refinance this loan according to the provisions provided in the agreement.

         Additionally, two subsidiaries maintain long-term financing from the Federal Home Loan Bank (FHLB) in the form of Long-Term LIBOR Floaters as follows:

Amount          Amount           Interest    Maturity
Available       Outstanding      Rate        Date

$5,000,000       $5,000,000      5.29%       December 2002
 5,000,000        5,000,000      5.29%       December 2002

----------------------------------------------------------

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         HIGHLIGHTS

         FINANCIAL POSITION

                  Total assets increased $109 million or approximately 10.4% during the first three months of 1997. Net loans increased $37.3 million or 5.4%. Loans held for sale, consisting primarily of loans received through the Company's participation in a whole loan purchasing program, increased $57.7 million or 62.3%. As of March 31, 1997, program loans owned by the Company had an outstanding principal balance of approximately $107.5 million. See LOAN PORTFOLIO. The Company earned interest income of approximately $1,959,000 on program loans during the first quarter of 1997. See NET INTEREST INCOME. The increase in loans held for sale was funded primarily by the increase in deposits of $63.6 million, plus the $36.6 million increase in short-term borrowings. Net stockholders' equity increased $5.0 million during the first three months of 1997 representing the Company's $3.7 million acquisition of Old National and retained net profits.

         QUARTER ENDED MARCH 31, 1997, COMPARED TO QUARTER ENDED MARCH 31,
1996.

                  The Company reported net income of $2,829,000 for the three months ended March 31, 1997 compared to net income of $2,461,000 for the quarter ended March 31, 1996. This increase of $368,000, or 14.95%, was primarily due to an increase of $3,277,000 in the

Company's total other income (excluding securities transactions) during the first quarter of 1997 as compared to the same period of 1996. This increase is attributable to fees generated from the increase in mortgage loan servicing and the originated mortgage servicing rights recorded in the first quarter of 1997.

                  Non-interest expenses increased $2,602,000 or 27.4% during the first quarter of 1997 as compared to the same period of 1996, primarily due to the Company's expansion of its mortgage servicing division. City Mortgage Services incurred $2.0 million in expenses, which includes $1.2 million in personnel costs and $146,000 in expenses related to equipment. In addition, non-interest expenses include $328,000 in expenses incurred by Old National with no expenses for this new subsidiary included in the 1996 results.

                  Net income for the first quarter also benefitted from an increase of $397,000 in the Company's net interest income during the first quarter of 1997 as compared to the same period of 1996. See NET INTEREST INCOME for further discussion. Earnings per share were $.47 and $.44 for the first quarter of 1997 and 1996, respectively.

                  SELECTED RATIOS

                  The return on average assets (ROA) for the first quarter of 1997 was 1.02% compared to 0.93% in the first quarter of 1996. The return on average shareholder's equity (ROE) for the first quarter of 1997 was 13.39% compared to 13.24% ROE for the first quarter of 1996.

                  The dividend payout ratio of 38.30% for the quarter ended March 31, 1997 represents an increase of 8.10% from the dividend payout ratio of 35.42% for the quarter ended March 31, 1996. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

 LOAN PORTFOLIO

                  The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                              March 31               December 31
                               1997                     1996
                             --------                -----------
Commercial, financial and
   agricultural              $243,647                $224,267
Real Estate-Mortgage          319,307                 312,421
Real Estate-Construction       26,814                  25,964
Installment and other         154,191                 142,123
Unearned Income                (8,315)                 (6,793)
                              -------                 -------
         TOTAL               $735,644                $697,982
                              =======                 =======

Loans Held for Sale
  Program loans              $107,512                $ 37,043
  Loans Originated for Sale    42,615                  55,429
                              -------                 -------
         TOTAL               $150,127                $ 92,472
                              =======                 =======

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

                  In November 1996, the Company restructured its whole loan purchasing program and began purchasing the loans directly from loan originators. As a result of this restructuring, the Company currently earns the stated note rate of the loans (a weighted average of 12.23% at

March 31, 1997) during the 30 to 90 days that the loans typically are held by the Company. Prior to restructuring, the Company received interest income on the loans pursuant to established loan purchasing agreements with rate sharing provisions.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

                  The following table summarizes the Company's risk elements for the periods ending March 31, 1997 and December 31, 1996. The Company's coverage ratio of non-performing assets and potential problem loans continues to be strong, at 131% as of March 31, 1997.

                  As a result of the increased return on the Company's investment in the whole loan purchasing program, management has increased its 1997 provision for possible loan losses to provide for potentially uncollectible loans inherent in the pools of loans acquired in this program.

                  Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                              Three Months
                                                 Ended             Year Ended
                                               March 31            December 31
                                                 1997                 1996
                                                 ----                 ----

ALLOWANCE FOR LOAN LOSSES
         Balance at beginning of period         $7,281              $6,566
         Charge-offs                              (410)             (1,375)
         Recoveries                                160                 412
                                                  ----                 ---
         Net charge-offs                          (250)               (963)
         Provision for loan possible losses        388               1,678
         Balance of acquired subsidiary            210                   0
                                                 -----               -----
         Balance at end of period               $7,629              $7,281
                                                 =====               =====

AS A PERCENT OF AVERAGE TOTAL LOANS
         Net charge-offs                          0.03%               0.14%
         Provision for  possible loan losses      0.05%               0.25%
         Allowance for loan losses                1.04%               1.09%

                                                March 31            December 31
                                                  1997                 1996
                                                  ----                 ----

NON -PERFORMING ASSETS
         Other real estate owned                $1,104              $1,054
         Non-accrual loans                       2,240               1,734
         Accruing loans past due 90 days
          or more                                2,004               2,674
         Restructured loans                        234                 235
                                                ------              ------
         Total Non-performing Assets            $5,582              $5,697

POTENTIAL PROBLEM LOANS                           $229                $235

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
         Allowance for loan losses              131.29%             122.74%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS              0.27%               0.40%

LIQUIDITY AND INTEREST RATE SENSITIVITY

                  The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily from loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities during the first quarter of 1997 funding the Company's loan growth. Net cash was provided by investing activities during the first quarter of 1996 due primarily to maturing investment securities. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits. In 1997, financing activities also provided cash due to the increase in short-term borrowings.

                  The Company is satisfied with its liquidity position as it relates to interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company seeks to reduce this risk through asset and liability management, where the goal is to optimize the balance between earnings and interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At March 31, 1997, the one year period shows a negative gap (liability sensitive) of $321 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date. After management adjustments, the table shows a negative gap in the one year period of $103 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1997. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

                  The Company's net interest margin is effected by a number of factors, including economic conditions generally, the level of the Company's participation in its whole loan purchasing program, Federal Reserve Board economic policies, demand for loans and deposits, and competition with other financial institutions. Changes in any of these factors could reduce the Company's net interest margin.

         There are no known trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

INTEREST RATE SENSITIVITY GAPS
(in thousands)


                                           1 to 3          3 to 12          1 to 5           Over 5
                                           Months           Months           Years            Years           Total
                                           ------           ------           -----            -----           -----
ASSETS
 Gross loans                              $165,662        $106,368         $374,072         $95,617         $741,719
 Loans held for sale                       150,127               0                0               0          150,127
 Securities                                 23,788          26,500           98,395          30,384          179,067
 Federal funds sold                            616               0                0               0              616
                                          --------        --------         --------         -------        ---------
Total interest earning assets              340,193         132,868          472,467         126,001        1,071,529

LIABILITIES
 Savings and NOW Accounts                  346,834               0                0               0          346,834
 All other interest bearing deposits       100,012         182,978          125,091             395          408,476
 Short term and other borrowings           126,912               0                0               0          126,912
 Long term borrowings                       36,900               0                0               0           36,900
                                          --------       ---------        ---------       ---------        ---------

Total interest bearing liabilities        $610,658        $182,978         $125,091            $395         $919,122
                                          --------        --------         --------       ---------         --------

Interest sensitivity gap                 ($270,465)       ($50,110)        $347,376        $125,606         $152,407
                                         ---------       ---------        ---------       ---------         --------
Cumulative sensitivity gap               ($270,465)      ($320,575)         $26,801        $152,407
                                         =========       =========        =========       =========

Management adjustments                    $310,239        ($92,889)       ($206,031)       ($11,319)
                                         ---------       ---------        ---------       ---------

Cumulative management adjusted gap        $ 39,774       ($103,225)         $38,120        $152,407
                                         =========       =========        =========       =========

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES

                  As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At March 31, 1997, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

                  In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 4 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 4 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

                  The following table presents comparative capital ratios and related dollar amounts of capital for the Company:

                                                    Dollars in Thousands
                                              March 31            December 31
                                               1997                   1996
                                               ----                   ----
Capital Components
         Tier 1 risk-based capital           $77,195                 $72,157
         Total risk-based capital             84,823                  79,439

Capital Ratios
         Tier 1 risk-based                      9.55%                  10.20%
         Total risk-based                      10.50%                  11.23%
         Leverage                               7.02%                   6.58%

Regulatory Minimum
         Tier 1 risk-based (dollar/ratio)   $32,328/4.00%          $28,290/4.00%
         Total risk-based (dollar/ratio)     64,656/8.00            56,579/8.00
         Leverage (dollar/ratio)             43,994/4.00            43,872/4.00

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

                  The Company does not anticipate any material capital expenditures in 1997. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Company.

NET INTEREST INCOME

                  Net interest income, on a fully federal tax-equivalent basis, improved from the first quarter of 1996 to the first quarter of 1997 by approximately $373,000 due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.70% to 4.69%, as earning asset yields decreased 18 basis points (100 basis points equal one percent) to 8.41%, and the cost of interest-bearing liabilities decreased 22 basis points to 4.27%. The $211,000 increase in net interest income due to rate, as shown in the following table, was coupled with a $162,000 increase in net interest income due to volume. The major component of this favorable volume change was increased average loans.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                                   Quarter Ended
                                                                                      March 31

                                                                1997                                          1996
                                                                ----                                          ----
                                              Average                          Yield/          Average                  Yield/
                                              Balance         Interest          Rate           Balance      Interest     Rate
                                            ----------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 243,748          $5,117           8.40%        $ 210,023        $4,853    9.24%
 Real estate                                  341,740           7,332           8.58           304,736         6,523    8.56
 Consumer obligations                         144,986           3,536           9.76           134,888         3,304    9.80
                                            ----------------------------------------------------------------------------------

   Total loans                                730,474          15,985           8.75           649,647        14,680    9.04
Loans held for sale                           114,006           2,671           9.37           161,246         3,623    8.89
Securities
 Taxable                                      141,388           2,167           6.13           145,355         2,253    6.20
 Tax-exempt (2)                                35,837             736           8.21            37,975           806    8.49
                                            ----------------------------------------------------------------------------------

   Total securities                           177,225           2,903           6.55           183,330         3,059    6.67

Federal funds sold                              6,861              56           3.26               396             5    5.05
                                            ----------------------------------------------------------------------------------

   Total earning assets                     1,028,566          21,615           8.41           994,619        21,367    8.59
Cash and due from banks                        37,933                                           29,147
Bank premises and equipment                    30,847                                           23,880
Other assets                                   17,133                                           22,770
 Less:  allowance for possible
         loan losses                           (7,574)                                          (6,610)
                                            ----------------------------------------------------------------------------------

   Total assets                            $1,106,905                                       $1,063,806
                                            ==================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                           $  117,948         $   897           3.04%         $110,568       $   760    2.75%
 Savings deposits                             221,511           1,627           2.94           208,634         1,697    3.25
 Time deposits                                405,148           5,180           5.11           362,832         4,776    5.27
 Short-term borrowings                        112,500           1,262           4.49           159,436         2,153    5.40
 Long-term debt                                38,108             592           6.21            21,042           297    5.65
                                            ----------------------------------------------------------------------------------

   Total interest-bearing liabilities         895,215           9,558           4.27           862,512         9,683    4.49
Demand deposits                               117,389                                          117,968
Other liabilities                               9,795                                            8,988
Stockholders' equity                           84,506                                           74,338
                                            ----------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                   $1,106,905                                       $1,063,806
                                            ==================================================================================

  Net interest income                                         $12,057                                        $11,684
                                            ==================================================================================

  Net yield on earning assets                                                   4.69%                                   4.70%
                                            ==================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                          Quarter Ended
                                                            March 31
                                                          1997 VS. 1996

                                                       Increase (Decrease)
                                                        Due to Change In:

INTEREST INCOME FROM:                          Volume      Rate       Net
Loans
    Commercial and industrial                  $2,431    $(2,167)     $264
    Real estate                                   794         15       809
    Consumer obligations                          327        (95)      232
                                             -----------------------------
      Total loans                               3,552     (2,247)    1,305

Loans held for sale                            (1,911)       959      (952)

 Securities
    Taxable                                     (61)         (25)      (86)
    Tax-exempt (1)                              (44)         (26)      (70)
      Total Securities                         (105)         (51)     (156)

Federal funds sold                               64          (13)       51
                                             -----------------------------
Total interest-earning assets                $1,600      $(1,352)     $248

INTEREST EXPENSE ON:
Demand deposits                                 $53          $84      $137
Savings deposits                                485         (555)      (70)
Time deposits                                 1,204         (800)      404
Short-term borrowings                          (566)        (325)     (891)
Long-term debt                                  262           33       295
                                             -----------------------------
Total interest-bearing liabilities           $1,438      $(1,563)    $(125)
                                             -----------------------------

NET INTEREST INCOME                            $162         $211      $373
                                             =============================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

Item 3.             Quantitative and Qualitative -     Not Applicable
                    Disclosures about Market Risk

PART II                         OTHER INFORMATION


Item 1.                 Legal Proceedings -            Not Applicable
Item 2.             Changes in Securities -            (c) On January 21, 1997,
                                                       the Company contributed
                                                       approximately $1,567,000
                                                       to its Employees' Stock
                                                       Ownership Plan. These
                                                       funds were used to
                                                       purchase 36,974 shares of
                                                       Common Stock on the open
                                                       market which were then
                                                       credited to the accounts
                                                       of Plan participants in
                                                       transactions exempt from
                                                       registration pursuant to
                                                       Section 3(a)(2) of the
                                                       Securities Act of 1933,
                                                       as amended, and by virtue
                                                       of the fact that no
                                                       "sale" was involved in
                                                       the transaction.

Item 3.   Defaults Upon Seller Securities              Not Applicable


Item 4.   Submission of Matters to a Vote
                      of Security Holders -            Not Applicable

Item 5.                 Other Information -            Not Applicable

Item 6.       Exhibits and Reports on 8-K -            Not Applicable


                 The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                               S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CITY HOLDING COMPANY



May 7, 1997  By
               ------------------------
                                             Dawn Woolsey,
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                                                              Page Number
Index                                                                -----------
-----

27    Financial Data Schedule for the quarter ending March 31, 1997     30