Form 10-Q
period 1997-06-30
CITY HOLDING CO
filed 1997-08-14
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                   Commission File Number
June 30, 1997                                              0-11733

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

        West Virginia                                    55-0619957
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

Yes   xx       No
    ------         ------

The number of shares outstanding of the issuer's common stock as of August 11, 1997:

Common Stock, $2.50 Par Value -- 6,071,327 shares

THIS REPORT CONTAINS   34  PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE   32 .

                                      Index

                      City Holding Company and Subsidiaries

PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -- June 30, 1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Income (unaudited) -- Six months ended June 30, 1997 and 1996 and the three months ended June 30, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Six months ended June 30, 1997 and 1996

                  Consolidated Statements of Cash Flows (unaudited) -- Six months ended June 30, 1997 and 1996

                  Notes to Consolidated Financial Statements (unaudited) -- June 30, 1997

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

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES



Item I.                                                                                       JUNE 30                DECEMBER 31
                                                                                               1997                      1996
                                                                                           ------------             ------------
ASSETS                                                                                      (unaudited)

Cash and due from banks                                                                 $    45,011,000          $    47,351,000
Federal funds sold                                                                              532,000                  413,000
Securities available for sale, at fair value                                                182,393,000              122,944,000
Investment securities (approximate market values:
       December 31, 1996 -- $41,826,000)                                                              0               40,978,000
Loans:
       Gross loans                                                                          768,553,000              704,775,000
       Unearned income                                                                       (8,150,000)              (6,793,000)
       Allowance for possible loan losses                                                    (7,864,000)              (7,281,000)
                                                                                             ----------              -----------
       NET LOANS                                                                            752,539,000              690,701,000
Loans held for sale                                                                         110,342,000               92,472,000
Bank premises and equipment                                                                  30,848,000               30,025,000
Accrued interest receivable                                                                   8,317,000                7,510,000
Other assets                                                                                 17,702,000               16,416,000
                                                                                           ------------              -----------
       TOTAL ASSETS                                                                     $ 1,147,684,000          $ 1,048,810,000
                                                                                          =============            =============

LIABILITIES
Deposits:
Noninterest-bearing                                                                       $ 138,037,000            $ 118,976,000
Interest-bearing                                                                            763,050,000              709,694,000
                                                                                            -----------              -----------
       TOTAL DEPOSITS                                                                       901,087,000              828,670,000
Short-term borrowings                                                                       101,832,000               90,298,000
Long-term debt                                                                               39,400,000               34,250,000
Other liabilities                                                                            17,882,000               16,219,000
                                                                                          -------------              -----------
       TOTAL LIABILITIES                                                                  1,060,201,000              969,437,000

STOCKHOLDERS' EQUITY
  Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
  Common stock, par value $2.50 a share: authorized
  20,000,000 shares; issued
  6,082,456 and 5,598,912 shares as of June 30, 1997 and December 31, 1996, respectively, including 11,130 and 11,341 shares in treasury at June 30, 1997
  and December 31, 1996, respectively.                                                       15,207,000               13,998,000
Capital surplus                                                                              35,795,000               35,426,000
Retained earnings                                                                            36,214,000               30,246,000
Cost of common stock in treasury                                                               (310,000)                (300,000)
Net unrealized gain on securities available for sale,
  net of deferred income taxes                                                                  577,000                    3,000
                                                                                         --------------            -------------
       TOTAL STOCKHOLDERS' EQUITY                                                            87,483,000               79,373,000
                                                                                          -------------            -------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                             $ 1,147,684,000          $ 1,048,810,000
                                                                                         ==============           ==============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES


                                                                                                  SIX MONTH PERIOD ENDED
                                                                                                          June 30
                                                                                                1997                     1996
                                                                                             ----------               ----------
INTEREST INCOME

       Interest and fees on loans                                                          $ 40,563,000             $ 37,318,000
       Interest and dividends on securities:
        Taxable                                                                               4,456,000                4,227,000
        Tax-exempt                                                                              974,000                1,032,000
        Other interest income                                                                    59,000                   19,000
                                                                                        ---------------              -----------
       TOTAL INTEREST INCOME                                                                 46,052,000               42,596,000

INTEREST EXPENSE

       Interest on deposits                                                                  15,851,000               14,587,000
       Interest on short-term borrowings                                                      3,479,000                3,749,000
       Interest on long-term debt                                                             1,252,000                  782,000
                                                                                           ------------             ------------
       TOTAL INTEREST EXPENSE                                                                20,582,000               19,118,000

       NET INTEREST INCOME                                                                   25,470,000               23,478,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              938,000                  561,000
                                                                                            -----------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 24,532,000               22,917,000

OTHER INCOME

       Net securities gains                                                                      11,000                   63,000
       Service charges                                                                        2,086,000                1,784,000
       Mortgage loan servicing fees                                                           5,352,000                  520,000
       Other                                                                                  2,560,000                1,654,000
                                                                                          -------------             ------------
       TOTAL OTHER INCOME                                                                    10,009,000                4,021,000

OTHER EXPENSES

       Salaries and employee benefits                                                        13,991,000               10,456,000
       Net occupancy expense                                                                  4,006,000                2,876,000
       Other                                                                                  7,195,000                6,053,000
                                                                                             ----------               ----------
       TOTAL OTHER EXPENSES                                                                  25,192,000               19,385,000

       INCOME BEFORE INCOME TAXES                                                             9,349,000                7,553,000
INCOME TAXES                                                                                  3,345,000                2,526,000
                                                                                             ----------               ----------

NET INCOME                                                                                 $  6,004,000             $  5,027,000
                                                                                             ==========               ==========
Net income per common share                                                                $        .99             $        .90
                                                                                             ==========               ==========
Average common shares outstanding                                                             6,069,192                5,586,170
                                                                                             ==========               ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES


                                                                                                  THREE MONTH PERIOD ENDED
                                                                                                          June 30
                                                                                                1997                     1996
                                                                                             ----------               ----------
INTEREST INCOME

       Interest and fees on loans                                                          $ 21,907,000             $ 19,015,000
       Interest and dividends on securities:
        Taxable                                                                               2,289,000                1,974,000
        Tax-exempt                                                                              488,000                  500,000
        Other interest income                                                                     3,000                   14,000
                                                                                        ---------------              -----------
       TOTAL INTEREST INCOME                                                                 24,687,000               21,503,000

INTEREST EXPENSE

       Interest on deposits                                                                   8,147,000                7,354,000
       Interest on short-term borrowings                                                      2,217,000                1,670,000
       Interest on long-term debt                                                               660,000                  411,000
                                                                                           ------------             ------------
       TOTAL INTEREST EXPENSE                                                                11,024,000                9,435,000

       NET INTEREST INCOME                                                                   13,663,000               12,068,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              550,000                  290,000
                                                                                            -----------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 13,113,000               11,778,000

OTHER INCOME

       Net securities (losses) gains                                                            (17,000)                  2,000
       Service charges                                                                        1,138,000                 945,000
       Mortgage loan servicing fees                                                           2,570,000                 293,000
       Other                                                                                  1,161,000                 868,000
                                                                                          -------------            ------------
       TOTAL OTHER INCOME                                                                     4,852,000               2,108,000

OTHER EXPENSES

       Salaries and employee benefits                                                         7,324,000               5,202,000
       Net occupancy expense                                                                  2,038,000               1,506,000
       Other                                                                                  3,717,000               3,164,000
                                                                                             ----------              ----------
       TOTAL OTHER EXPENSES                                                                  13,079,000               9,872,000

       INCOME BEFORE INCOME TAXES                                                             4,886,000               4,014,000
INCOME TAXES                                                                                  1,711,000               1,448,000
                                                                                            -----------              ----------

NET INCOME                                                                                 $  3,175,000             $ 2,566,000
                                                                                             ==========              ==========
Net income per common share                                                                $        .52             $       .46
                                                                                             ==========              ==========
Average common shares outstanding                                                             6,069,161               5,586,093
                                                                                             ==========              ==========

See notes to consolidated financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Six Months Ended June 30, 1997


                                                                                          UNREALIZED
                                                                                          GAIN/(LOSS)
                                                                                          SECURITIES                      TOTAL
                                            COMMON          CAPITAL        RETAINED       AVAILABLE     TREASURY       STOCKHOLDERS'
                                            STOCK           SURPLUS        EARNINGS        FOR SALE       STOCK           EQUITY
                                            -----           -------        --------        --------       -----           -----
Balances
 at December 31, 1996                    $ 13,998,000    $ 35,426,000    $ 30,246,000   $      3,000   ($   300,000)   $ 79,373,000


Net income                                                                  6,004,000                                     6,004,000

Cash dividends
 declared ($.36/share)                                                     (2,186,000)                                   (2,186,000)

Change in unrealized gain/(loss),
 net of income taxes of $370,000                                                             555,000                        555,000

Exercise of 2,627 stock options                 7,000          58,000                                                        65,000

Sale of 2,511 shares of treasury stock                         13,000                                        67,000          80,000

Purchase of 2,300 shares of treasury
 stock                                                                                                      (77,000)        (77,000)

Acquisition of subsidiary                   1,202,000         298,000       2,150,000         19,000                      3,669,000
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balances
 at June 30, 1997                        $ 15,207,000    $ 35,795,000    $ 36,214,000   $    577,000   ($   310,000)   $ 87,483,000
                                         ============    ============    ============   ============   ============    ============

Six Months Ended June 30, 1996


                                                                               UNREALIZED
                                                                               GAIN/(LOSS)
                                                                               SECURITIES                       TOTAL
                                  COMMON         CAPITAL        RETAINED       AVAILABLE        TREASURY     STOCKHOLDERS'
                                  STOCK          SURPLUS        EARNINGS        FOR SALE         STOCK          EQUITY
                                  -----          -------        --------        --------         -----          ------
Balances
 at December 31, 1995         $ 12,730,000    $ 25,942,000    $ 34,432,000   $    395,000    ($   360,000)   $ 73,139,000

Net income                                                       5,027,000                                      5,027,000

Cash dividends
 declared ($.31/share)                                          (1,727,000)                                    (1,727,000)

Changes in unrealized
 gain/(loss), net of income
 taxes of $755,000                                                             (1,132,000)                     (1,132,000)
                              ------------    ------------    ------------   ------------    ------------    ------------

Balances
 at June 30, 1996             $ 12,730,000    $ 25,942,000    $ 37,732,000   ($   737,000)   ($   360,000)   $ 75,307,000
                              ============    ============    ============   ============    ============    ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES


                                                                                    SIX MONTH PERIOD ENDED
                                                                                             JUNE 30

                                                                                  1997                       1996
                                                                                  ----                       ----
OPERATING ACTIVITIES

Net Income                                                                 $6,004,000                 $5,027,000
Adjustments to reconcile net income to net cash
     used in operating activities:
      Net amortization                                                        493,000                    430,000
      Provision for depreciation                                            2,261,000                  1,613,000
      Provision for loan losses                                               938,000                    561,000
      Realized securities gains                                               (11,000)                   (63,000)
      Loans originated for sale                                           (58,357,000)               (59,563,000)
      Purchases of loans held for sale                                   (301,971,000)              (541,519,000)
      Proceeds from loans sold                                            343,004,000                560,532,000
      Realized gains on loans sold                                           (546,000)                  (478,000)
      Increase in accrued interest receivable                                (517,000)                  (428,000)
      Increase in other assets                                             (2,011,000)                  (681,000)
      Increase in other liabilities                                         1,424,000                  1,199,000
                                                                            ---------              -------------

NET CASH USED IN OPERATING ACTIVITIES                                      (9,289,000)               (33,370,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                      17,134,000                 33,825,000
 Proceeds from maturities of securities available for sale                 20,095,000                 24,236,000
 Purchases of securities available for sale                               (44,425,000)               (32,554,000)
 Proceeds from maturities of securities                                     1,863,000                130,352,000
 Purchases of securities                                                            0               (122,979,000)
 Net increase in loans                                                    (36,702,000)               (10,292,000)
 Net cash acquired in acquisitions                                          9,126,000                          0
 Purchases of premises and equipment                                       (1,940,000)                (7,235,000)
                                                                          ------------              ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (34,849,000)                15,353,000

FINANCING ACTIVITIES
 Net increase (decrease) in noninterest bearing deposits                    4,349,000                 (1,475,000)
 Net increase in interest-bearing deposits                                 23,443,000                 20,571,000
 Net increase in short-term borrowings                                     11,093,000                  7,090,000
 Proceeds from long-term-debt                                               5,150,000                  4,200,000
 Exercise of stock options                                                     65,000                          0
 Purchases of treasury stock                                                  (77,000)                         0
 Proceeds from sales of treasury stock                                         80,000                          0
 Cash dividends paid                                                       (2,186,000)                (1,727,000)
                                                                          ------------               ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  41,917,000                 28,659,000
                                                                          ------------               -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,221,000)                10,642,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           47,764,000                 28,460,000
                                                                          ------------               -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 45,543,000               $ 39,102,000
                                                                         =============              ============

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1997

        NOTE A - BASIS OF PRESENTATION

                 The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1997. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no effect on operating results in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10- K for the year ended December 31, 1996.

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

        NOTE C - PENDING ACQUISITION

                 On January 8, 1997, City National Bank, a wholly-owned subsidiary, signed a Letter of Intent to acquire RMI, Ltd., an insurance agency designed to market insurance products and services to select corporate and individual clients. It is anticipated that the transaction will be accounted for under the purchase method of accounting in the third quarter of 1997. The acquisition, subject to the negotiation of a definitive acquisition agreement, would have less than a 1% impact on total assets and net income reported in the Company's second quarter 1997 financial statements. As a result, proforma information has not been included for the information provided herein. A director of one of the Company's subsidiaries is the President and current owner of RMI, Ltd.

         NOTE D - INCOME TAXES

                  The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the six months ended June 30, 1997, of 35.78% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

         NOTE E - INVESTMENT RECLASSIFICATION

                  In June 1997, the Company reclassified its entire held-to-maturity securities portfolio to the available-for-sale classification. The securities transferred consisted of investment securities with approximate amortized cost and market value of $46,520,000 and $46,781,000, respectively. This action was taken by the Company to provide management more flexibility in managing the Company's liquidity and interest rate risk.

         NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximated $91,850,000 at June 30, 1997. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $2,755,000, have historically expired unfunded.

         NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

                  On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires that entities recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations during 1997. The company is further evaluating the impact it will have in 1998.

                  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128) which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for all financial statements issued subsequent to December 15, 1997. The basic and diluted earnings per share computed under SFAS No. 128 are not anticipated to be materially different from earnings per common share presented herein.

         NOTE H - LONG-TERM BORROWINGS

                  Long-term debt consists of a $35,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.5625% at June 30, 1997) due on December 31, 1997. As of June 30, 1997, the outstanding balance was equal to $29,400,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of each of its wholly-owned banking subsidiaries as collateral for the revolving credit loan. Management intends to refinance this loan according to the provisions provided in the agreement.

                  Additionally, two banking subsidiaries maintain long-term financing from the Federal Home Loan Bank (FHLB) in the form of Long-Term LIBOR Floaters as follows:

Amount           Amount           Interest      Maturity
Available        Outstanding      Rate          Date
---------------------------------------------------------------
$5,000,000      $5,000,000        5.29%         December 2002
 5,000,000       5,000,000        5.29          December 2002

         NOTE I - SUBSEQUENT EVENT

                  On July 3, 1997, the Company consolidated its Pennsylvania mortgage operations into a central West Virginia location and sold substantially all of the assets of City Mortgage Corporation to a third party.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in the Company's principal markets; competition for origination and servicing of mortgage loans, particularly the types of loans purchased by the Company through its whole loan purchasing program; disruption of the Company's participation in its whole loan purchasing program; and changes in regulations and government policies affecting banks and their subsidiaries, including changes in monetary policies.

         HIGHLIGHTS

         FINANCIAL POSITION

                  Total assets increased $98.9 million or approximately 9.4% during the first six months of 1997. Net loans increased $61.8 million or 9.0%. Loans held for sale, consisting primarily of loans received through the Company's participation in a whole loan purchasing program, increased $17.9 million or 19.3%. As of June 30, 1997, program loans owned by the Company had an outstanding principal balance of approximately $67.5 million. See LOAN PORTFOLIO for further discussion. The Company earned interest income of approximately $6,209,000 on program loans during the six months ended June 30, 1997. See NET INTEREST

INCOME for further discussion. The increase in loans held for sale was funded primarily by an increase in deposits and short-term borrowings of $72.4 million and $11.5 million, respectively. Total stockholders' equity increased $8.1 million during the first six months of 1997 primarily due to the Company's $3.7 million acquisition of Old National and retained net profits.

         QUARTER ENDED JUNE 30, 1997, COMPARED TO QUARTER ENDED JUNE 30, 1996.

                  The Company reported net income of $3,175,000 for the three months ended June 30, 1997 compared to net income of $2,566,000 for the quarter ended June 30, 1996. This increase of $609,000, or 23.73%, was primarily due to an increase of $2,763,000 in the Company's total other income (excluding securities transactions) during the second quarter of 1997 as compared to the same period of 1996. This increase is attributable to an additional $2.3 million in mortgage loan servicing fees generated by the Company's mortgage servicing division, City Mortgage Services.

                  Non-interest expenses increased $3,207,000 or 32.49% during the second quarter of 1997 as compared to the same period of 1996, primarily due to the Company's expansion of its mortgage servicing division. City Mortgage Services incurred $2.2 million in expenses, which includes $1.3 million in personnel costs. In addition, 1997 non-interest expenses include $474,000 in expenses incurred by Old National. Because prior periods were not restated for this acquisition, no expenses for this new subsidiary are included in the 1996 results.

                  Net income for the second quarter also benefited from an increase of $1,595,000 in the Company's net interest income during the second quarter of 1997 as compared to the same period of 1996. See NET INTEREST INCOME for further discussion. Earnings per share were $.52 and $.46 for the second quarter of 1997 and 1996, respectively.

         SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

                  The Company reported net income of $6,004,000 for the six months ended June 30, 1997 compared to net income of $5,027,000 for the six months ended June 30, 1996. This increase of $977,000 or 19.44%, was primarily due to an increase of $6,040,000 in the Company's total other income (excluding securities transactions) during the first six months of 1997 as compared to the same period of 1996. This increase is attributable to an additional $4.8 million in mortgage loan servicing fees and $557,000 of originated mortgage servicing rights. Non-interest expenses increased $5,807,000 or 30.0% during the first six months of 1997 as compared to the same period of 1996, primarily due to the Company's expansion of its mortgage servicing division. City Mortgage Services incurred $4.2 million in expenses, which includes $2.5 million in personnel costs and $239,000 in expenses related to equipment. In addition, non-interest expenses include $802,000 in expenses incurred by Old National with no expenses for this new subsidiary included in the 1996 results.

                  Net income for the first six months also benefitted from an increase of $1,992,000 in the Company's net interest income during the first six months of 1997 as compared to the same period of 1996. Earnings per share were $.99 and $.90 for the six months ended June 30, 1997 and 1996, respectively.

SELECTED RATIOS

                  The return on average assets (ROA) for the second quarter of 1997 was 1.07% compared to .96% in the second quarter of 1996. The return on average shareholder's equity (ROE) for the second quarter of 1997 was 14.79% compared to 13.61% ROE for the second quarter of 1996. For the six months of 1997, ROA was 1.05% compared to .95% for the six months ended 1996. ROE was 14.10% and 13.44% for the first six months of 1997 and 1996, respectively.

                  The dividend payout ratio of 34.62% for the quarter ended June 30, 1997 represents an increase of 2.73% from the dividend payout ratio of 33.70% for the quarter ended June 30, 1996. The dividend payout ratio was 36.36% and 34.44% for the six months ended June 30, 1997 and 1996, respectively. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

LOAN PORTFOLIO

                  The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)



                                            June 30    December 31
                                             1997         1996
                                             ----         ----
Commercial, financial and
   agricultural                            $ 238,255    $ 224,267
Real Estate-Mortgage                         344,390      312,421
Real Estate-Construction                      28,927       25,964
Installment and other                        156,981      142,123
Unearned Income                               (8,150)      (6,793)
                                           ---------    ---------
         TOTAL                             $ 760,403    $ 697,982
                                           =========    =========

Loans Held for Sale
  Program Loans                            $  67,502    $  37,043
  Loans Originated for Sale                   42,840       55,429
                                           ---------    ---------
         TOTAL                             $ 110,342    $  92,472
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

                  In November 1996, the Company restructured its whole loan purchasing program and began purchasing the loans directly from loan originators. As a result of this restructuring, the Company currently earns the stated note rate of the loans (a weighted average of 13.59% at June 30, 1997) during the 30 to 90 days that the loans typically are held by the Company. Prior to restructuring, the Company received interest income on the loans pursuant to established loan purchasing agreements with rate sharing provisions.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

                  The following table summarizes the Company's risk elements for the periods ending June 30, 1997 and December 31, 1996. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 108% as of June 30, 1997.

                  With the increased return on investment earned under the restructured whole loan purchasing program, there is also an increase in the risk of loss due to delinquencies and uncollectibility. As a result, management has increased its 1997 provision for possible loan losses to provide for potentially uncollectible loans inherent in the pools of loans acquired in this program.

                  Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)

                                                 Six Months
                                                   Ended      Year Ended
                                                  June 30     December 31
                                                    1997         1996
                                                    ----         ----
ALLOWANCE FOR LOAN LOSSES
         Balance at beginning of period          $ 7,281        $ 6,566
         Charge-offs                                (809)        (1,375)
         Recoveries                                  244            412
                                                 -------        -------
         Net charge-offs                            (565)          (963)
         Provision for loan possible losses          938          1,678
         Balance of acquired subsidiary              210              0
                                                 -------        -------
         Balance at end of period                $ 7,864        $ 7,281
                                                 =======        =======

AS A PERCENT OF AVERAGE TOTAL LOANS
         Net charge-offs                            0.08%          0.14%
         Provision for possible loan losses         0.13%          0.25%
         Allowance for loan losses                  1.06%          1.09%



                                                   June 30      December 31
                                                    1997           1996
                                                    ----           ----

NON -PERFORMING ASSETS
         Other real estate owned                 $ 1,080        $ 1,054
         Non-accrual loans                         2,537          1,734
         Accruing loans past due 90 days
          or more                                  3,046          2,674
         Restructured loans                          368            235
                                                  ------         ------
         Total Non-performing Assets             $ 7,031        $ 5,697

POTENTIAL PROBLEM LOANS                          $   221        $   235

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS

         Allowance for loan losses                108.44%        122.74%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                0.41%          0.40%

LIQUIDITY AND INTEREST RATE SENSITIVITY

                  The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily for loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities during the second quarter of 1997 due to funding the Company's loan growth. Net cash was provided by investing activities during the second quarter of 1996 due primarily to maturing investment securities. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits. In the second quarter of 1997, financing activities also provided cash due to the increase in short-term borrowings to fund the loan growth.

                  The Company seeks to maintain a strong liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At June 30, 1997, the one year period shows a negative gap (liability sensitive) of $317 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in market rates. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date. After management adjustments, the table shows a negative gap in the one year period of $98 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1997. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

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

INTEREST RATE SENSITIVITY GAPS
(in thousands)


                                         1 to 3        3 to 12       1 to 5        Over 5
                                         Months         Months        Years         Years         Total
                                         ------         ------        -----         -----         -----
ASSETS
 Gross loans                           $  176,407    $  112,990    $  381,376    $   95,243    $  766,016
 Loans held for sale                      110,342             0             0             0       110,342
 Securities                                21,899        31,764        99,285        29,445       182,393
 Federal funds sold                           532             0             0             0           532
                                       ----------    ----------    ----------    ----------    ----------
Total interest earning assets          $  309,180    $  144,754    $  480,661    $  124,688    $1,059,283
                                       ----------    ----------    ----------    ----------    ----------

LIABILITIES
 Savings and NOW Accounts                 349,217             0             0             0       349,217
 All other interest bearing deposits      100,406       180,547       132,319           561       413,833
 Short term and other borrowings          101,832             0             0             0       101,832
 Long term borrowings                      39,400             0             0             0        39,400
                                       ----------    ----------    ----------    ----------    ----------

Total interest bearing liabilities     $  590,855    $  180,547    $  132,319    $      561    $  904,282
                                       ----------    ----------    ----------    ----------    ----------

Interest sensitivity gap              ($  281,675)  ($   35,793)   $  348,342    $  124,127    $  155,001
                                       ----------    ----------    ----------    ----------    ----------

Cumulative sensitivity gap            ($  281,675)  ($  317,468)   $   30,874    $  155,001
                                       ==========    ==========    ==========    ==========

Management adjustments                 $  304,163   ($   85,091)  ($  207,681)  ($   11,391)
                                       ==========    ==========    ==========    ==========

Cumulative management adjusted gap     $   22,488   ($   98,396)   $   42,265    $  155,001
                                       ==========    ==========    ==========    ==========


The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES

                  As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At June 30, 1997, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

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

                  The following table presents comparative capital ratios and related dollar amounts of capital for the Company:

                                                          Dollars in Thousands
                                                      June 30        December 31
                                                        1997              1996
                                                        ----              ----
Capital Components
         Tier 1 risk-based capital                     $79,683          $72,157
         Total risk-based capital                       87,547           79,439

Capital Ratios
         Tier 1 risk-based                               10.17%           10.20%
         Total risk-based                                11.17%           11.23%
         Leverage                                         6.75%            6.58%

Regulatory Minimum
         Tier 1 risk-based (dollar/ratio)         $31,351/4.00%    $28,290/4.00%
         Total risk-based (dollar/ratio)           62,703/8.00%     56,579/8.00%
         Leverage (dollar/ratio)                   47,291/4.00%     43,872/4.00%

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

                  The Company does not anticipate any material capital expenditures in 1997. The continued expansion of the Company's Operations Center and mortgage loan servicing division will be funded by the Company's long-term debt. See NOTE H for further discussion. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the normal cash requirements of the Company.

NET INTEREST INCOME

                  Net interest income, on a fully federal tax-equivalent basis, improved from the second quarter of 1996 to the second quarter of 1997 by approximately $1,589,000 due to an increase in net earning assets. Net yield on earning assets increased between the respective periods from 4.98% to 5.00%. Earning asset yields increased 18 basis points (100 basis points equal one percent) to 8.96%, and the cost of interest-bearing liabilities increased 25 basis points to 4.61%. The $523,000 decrease in net interest income due to a change in the rate, as shown in the following table, was coupled with a $2,112,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was increased average loans.

                  Net interest income, on a fully federal tax-equivalent basis, improved from the six months ended June 30, 1996 to the six months ended June 30, 1997 by approximately $1,962,000 due to an increase in net earning assets. Net yield on earning assets increased between periods from 4.84% to 4.85%, as earning asset yields remained the same at 8.70%, and the cost of interest bearing liabilities increased 3 basis points to 4.45%. The $285,000 increase in net interest income due to a change in the rate, as shown in the following table, was coupled with a $1,677,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was increased average loans.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)


                                                                         Quarter Ended
                                                                           June 30
                                                       1997                              1996
                                                       ----                              ----
                                          Average                    Yield/    Average               Yield/
                                          Balance      Interest       Rate     Balance    Interest    Rate
                                        --------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial              $   235,324     $  5,337      9.07%   210,465       4,793     9.11%
 Real estate                                365,717        7,833      8.57    308,576       6,727     8.72
Consumer obligations                        147,059        3,663      9.96    133,966       3,308     9.88
                                        --------------------------------------------------------------------

   Total loans                              748,100       16,833      9.00    653,007      14,828     9.08
Loans held for sale                         183,026        5,074     11.09    173,821       4,187     9.64
Securities
 Taxable                                    146,622        2,289      6.24    127,543       1,974     6.19
 Tax-exempt (2)                              35,022          740      8.45     35,617         758     8.51
                                        --------------------------------------------------------------------

   Total securities                         181,644        3,029      6.67    163,160       2,732     6.70
Federal funds sold                              189            3      6.35        971          14     5.77
                                        --------------------------------------------------------------------

   Total earning assets                   1,112,959       24,939      8.96    990,959      21,761     8.78
Cash and due from banks                      33,461                            29,992
Bank premises and equipment                  31,304                            26,979
Other assets                                 19,087                            22,551
 Less:  allowance for possible
         loan losses                         (7,665)                           (6,685)
                                        --------------------------------------------------------------------

   Total assets                         $ 1,189,146                        $1,063,796
                                        ====================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                        $   123,982     $    820      2.65% $ 108,365  $      783     2.89%
 Savings deposits                           221,982        1,851      3.34    226,770       1,802     3.18
 Time deposits                              410,218        5,476      5.34    365,531       4,769     5.22
 Short-term borrowings                      163,039        2,217      5.44    142,560       1,670     4.69
 Long-term debt                              36,927          660      7.15     23,011         411     7.14
                                        --------------------------------------------------------------------

   Total interest-bearing liabilities       956,148       11,024      4.61    866,237       9,435     4.36
Demand deposits                             135,484                           111,648
Other liabilities                            11,631                            10,501
Stockholders' equity                         85,883                            75,410
                                        --------------------------------------------------------------------
Total liabilities and
    stockholders' equity                $ 1,189,146                        $1,063,796
                                        ====================================================================
  Net interest income                                    $13,915                        $  12,326
                                        ====================================================================
  Net yield on earning assets                                         5.00%                           4.98%
                                        ====================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                             Quarter Ended
                                                June 30
                                             1997 VS. 1996

                                          Increase (Decrease)
                                           Due to Change In:

INTEREST INCOME FROM:                 Volume      Rate       Net
                                     -----------------------------
Loans
    Commercial and industrial        $   679    $  (135)   $   544
    Real estate                        1,872       (766)     1,106
    Consumer obligation                  326         29        355
                                     -----------------------------
  Total loans                          2,877       (872)     2,005

Loans held for sale                      230        657        887

Investment Securities
    Taxable                              298         17        315
    Tax-exempt (1)                       (13)        (5)       (18)
                                     -----------------------------
      Total Investment Securities        285         12        297

Federal funds sold                       (20)         9        (11)
                                     -----------------------------
Total interest-earning assets        $ 3,372    $  (194)   $ 3,178

INTEREST EXPENSE ON:
Demand deposits                          357       (320)        37
Savings deposits                        (198)       247         49
Time deposits                            594        113        707
Short-term borrowings                    258        289        547
Long-term debt                           249          0        249
                                     -----------------------------

Total interest-bearing liabilities   $ 1,260    $   329    $ 1,589
                                     -----------------------------
NET INTEREST INCOME                  $ 2,112    $  (523)   $ 1,589
                                     =============================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                                             Six Months Ended
                                                                                June 30

                                                             1997                                      1996
                                                             ----                                      ----
                                            Average                        Yield/       Average                   Yield/
                                            Balance        Interest         Rate        Balance      Interest      Rate
                                        ---------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial              $   233,078     $    10,454         8.97%   $   210,181   $     9,646      9.18%
 Real estate                                360,274          15,165         8.42        306,561        13,250      8.64
 Consumer obligations                       146,010           7,199         9.86        134,429         6,612      9.84
                                        ---------------------------------------------------------------------------------
   Total loans                              739,362          32,818         8.88        651,171        29,508      9.06

Loans held for sale                         148,707           7,745        10.42        167,581         7,810      9.32

Securities
 Taxable                                    143,922           4,456         6.19        135,421         4,227      6.24
 Tax-exempt (2)                              35,525           1,476         8.31         36,816         1,564      8.50
                                        ---------------------------------------------------------------------------------
   Total securities                         179,447           5,932         6.61        172,237         5,791      6.72

Federal funds sold                            2,969              59         3.97            708            19      5.37
                                        ---------------------------------------------------------------------------------

   Total earning assets                   1,070,485          46,554         8.70        991,697        43,128      8.70
Cash and due from banks                      35,699                                      29,192
Bank premises and equipment                  30,880                                      25,401
Other assets                                 18,267                                      22,662
 Less:  allowance for possible
         loan losses                         (7,619)                                     (6,646)
                                        ---------------------------------------------------------------------------------

   Total assets                         $ 1,147,712                                 $ 1,062,306
                                        =================================================================================
INTEREST BEARING LIABILITIES
 Demand deposits                        $   120,983     $     1,717         2.84%   $   102,775   $     1,543      3.00%
 Savings deposits                           221,749           3,478         3.14        224,286         3,499      3.12
 Time deposits                              407,715          10,656         5.23        364,181         9,545      5.24
 Short-term borrowings                      137,448           3,479         5.06        151,045         3,749      4.96
 Long-term debt                              37,504           1,252         6.68         22,042           782      7.10
                                        ---------------------------------------------------------------------------------
   Total interest-bearing liabilities       925,399          20,582         4.45        864,329        19,118      4.42

Demand deposits                             126,440                                     114,802
Other liabilities                            10,701                                       8,349
Stockholders' equity                         85,172                                      74,826
                                        ---------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                $ 1,147,712                                 $ 1,062,306
                                        =================================================================================

  Net interest income                                   $    25,972                               $     24,010
                                        =================================================================================

  Net yield on earning assets                                               4.85%                                  4.84%
                                        =================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)


                                            Six Months Ended
                                                 June 30

                                              1997 VS. 1996

                                           Increase (Decrease)
                                            Due to Change In:

INTEREST INCOME FROM:                 Volume      Rate       Net
                                      ------      ----       ---
Loans
    Commercial and industrial        $ 1,394    $  (586)   $   808
    Real estate                        2,871       (956)     1,915
    Consumer obligations                 571         16        587
                                     -------    -------    -------
      Total loans                      4,836     (1,526)     3,310

Loans held for sale                   (1,829)     1,764        (65)

Investment Securities
    Taxable                              324        (95)       229
    Tax-exempt (1)                       (54)       (34)       (88)
                                     -------    -------    -------
      Total Investment Securities        270       (129)       141

Federal funds sold                        55        (15)        40
                                     -------    -------    -------
Total interest-earning assets        $ 3,332    $    94    $ 3,426

INTEREST EXPENSE ON:
Demand deposits                          391       (217)       174
Savings deposits                         (65)        44        (21)
Time deposits                          1,190        (79)     1,111
Short-term borrowings                   (465)       195       (270)
Long-term debt                           604       (134)       470
                                     -------    -------    -------
Total interest-bearing liabilities   $ 1,655    $  (191)   $ 1,464
                                     -------    -------    -------

NET INTEREST INCOME                  $ 1,677    $   285    $ 1,962
                                     =======    =======    =======

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

Item 3.     Quantitative and Qualitative -                    Not Applicable
            Disclosures about Market Risk

PART II                                         OTHER INFORMATION

Item 1.               Legal Proceedings -                               None
Item 2.           Changes in Securities -                               None

Item 3. Defaults Upon Seller Securities -                               None
Item 4. Submission of Matters to a Vote
                    of Security Holders -

    On May 13, 1997, the Company held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for consideration:

1. Election of six Class II directors; and

2. Ratification of the Board of Directors'appointment of Ernst & Young LLP as auditors for the Company for 1997.

    The vote tabulation for each matter was as follows:

1.                Election of six Class II directors:

                                                 Authority
Directors                     For                Withheld           Abstain

Carlin K. Harmon           4,149,803               19,874              0
Dale Nibert                4,150,434               19,243              0
Mark Schaul                4,150,570               19,107              0
Van R. Thorn               4,150,570               19,107              0
C. Scott Briers            4,150,184               19,493              0
Hugh R. Clonch             4,150,189               19,488              0


    Continuing directors whose terms did not expire at the annual meeting were:
D. K. Cales, J. Goldman, C. Dallas Kayser, Robert D. Fisher, George F. Davis, William F. Frazier, Samuel M. Bowling, Steven J. Day, Jack E. Fruth, Otis
L. O'Connor, Bob F. Richmond, and Leon K. Oxley.

2.  Ratification of Appointment of Ernst & Young LLP:

                           For                  Against              Abstain

                         4,156,257               10,881              2,539

Item 5.                           Other Information -            None
Item 6.                 Exhibits and Reports on 8-K -            None

                                S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CITY HOLDING COMPANY

August 11, 1997                                By /s/ Dawn Woolsey
                                                  -----------------------------
                                                  Dawn Woolsey,
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                             Page Number

Index

27          Financial Data Schedule for the six months
              ending June 30, 1997                                    33 - 34