Form 10-Q
period 1997-09-30
CITY HOLDING CO
filed 1997-11-13
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
September 30, 1997                                                0-1173


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                            55-0619957
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

Yes   xx       No
   --------      --------

The number of shares outstanding of the issuer's common stock as of November 7, 1997:

Common Stock, $2.50 Par Value -- 6,371,327 shares
-------------------------------------------------




THIS REPORT CONTAINS   37   PAGES.
                    --------
EXHIBIT INDEX IS LOCATED ON PAGE  34 .
                                -----

                                      Index

                      City Holding Company and Subsidiaries

         This form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in the Company's principal markets; competition for origination and servicing of mortgage loans, particularly the types of loans purchased by the Company through its whole loan purchasing program or retail originations; disruption of the Company's participation in its whole loan purchasing program or retail originations; and changes in regulations and government policies affecting banks and their subsidiaries, including changes in monetary policies.

PART I           FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

                           Consolidated Balance Sheets -- September 30, 1997 (unaudited) and December 31, 1996

                           Consolidated Statements of Income (unaudited) -- Nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1997 and 1996

                           Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Nine months ended September 30, 1997 and 1996

                           Consolidated Statements of Cash Flows (unaudited) --Nine months ended September 30, 1997 and 1996

                           Notes   to    Consolidated    Financial    Statements
                           (unaudited) -- September 30, 1997

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

Item 3.                    Defaults upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
Item I.                                                         SEPTEMBER 30              DECEMBER 31
                                                                    1997                     1996
                                                               -------------             ------------
ASSETS                                                           (unaudited)
Cash and due from banks                                         $ 51,582,000             $ 47,351,000
Federal funds sold                                                    74,000                  413,000
Securities available for sale, at fair value                     186,614,000              122,944,000
Investment securities (approximate market value at
       December 31, 1996--$41,826,000)                                   -0-               40,978,000
Loans:
       Gross loans                                               780,168,000              704,775,000
       Unearned income                                           (7,831,000)              (6,793,000)
       Allowance for possible loan losses                        (8,246,000)              (7,281,000)
                                                               -------------              -----------
       NET LOANS                                                 764,091,000              690,701,000
Loans held for sale                                              270,912,000               92,472,000
Bank premises and equipment                                       31,581,000               30,025,000
Accrued interest receivable                                       10,813,000                7,510,000
Other assets                                                      19,396,000               16,416,000
                                                               -------------              -----------
       TOTAL ASSETS                                          $ 1,335,063,000          $ 1,048,810,000
                                                               =============            =============

LIABILITIES
Deposits:
Noninterest-bearing                                            $ 127,308,000            $ 118,976,000
Interest-bearing                                                 783,038,000              709,694,000
                                                               -------------              -----------
       TOTAL DEPOSITS                                            910,346,000              828,670,000
Short-term borrowings                                            250,018,000               90,298,000
Long-term debt                                                    64,400,000               34,250,000
Other liabilities                                                 19,907,000               16,219,000
                                                               -------------              -----------
       TOTAL LIABILITIES                                       1,244,671,000              969,437,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $25 a share:
  Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
  20,000,000  shares;  issued  6,082,457  shares as of
  September  30,  1997 and 5,598,912  shares as of
  December 31, 1996,  including 11,130 and 11,341
  shares in treasury at September 30, 1997 and
  December 31, 1996, respectively.                                15,207,000               13,998,000
Capital surplus                                                   35,795,000               35,426,000
Retained earnings                                                 38,607,000               30,246,000
Cost of common stock in treasury                                   (310,000)                (300,000)
Net unrealized gain on securities available for sale,
 net of deferred income taxes                                     1,093,000                     3,000
                                                               -------------              -----------
       TOTAL STOCKHOLDERS' EQUITY                                 90,392,000               79,373,000
                                                               -------------              -----------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                  $ 1,335,063,000          $ 1,048,810,000
                                                              ==============           ==============

See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                                                                   NINE MONTH PERIOD ENDED
                                                                                                         SEPTEMBER 30
                                                                                               1997                      1996
                                                                                           ------------             ------------
INTEREST INCOME
       Interest and fees on loans                                                          $ 62,572,000             $ 56,347,000
       Interest and dividends on securities:
        Taxable                                                                               6,798,000                6,181,000
        Tax-exempt                                                                            1,442,000                1,527,000
        Other interest income                                                                    63,000                   26,000
                                                                                           ------------             ------------
       TOTAL INTEREST INCOME                                                                 70,875,000               64,081,000

INTEREST EXPENSE
       Interest on deposits                                                                  24,324,000               21,880,000
       Interest on short-term borrowings                                                      5,720,000                5,944,000
       Interest on long-term debt                                                             2,040,000                1,217,000
                                                                                           ------------             ------------
       TOTAL INTEREST EXPENSE                                                                32,084,000               29,041,000

       NET INTEREST INCOME                                                                   38,791,000               35,040,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                            1,861,000                  943,000
                                                                                           ------------             ------------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 36,930,000               34,097,000

OTHER INCOME
       Net securities gains                                                                      15,000                   68,000
       Service charges                                                                        3,163,000                2,692,000
       Mortgage loan servicing fees                                                           8,417,000                1,034,000
       Other                                                                                  5,434,000                2,792,000
                                                                                           ------------             ------------
       TOTAL OTHER INCOME                                                                    17,029,000                6,586,000

OTHER EXPENSES
       Salaries and employee benefits                                                        21,118,000               15,440,000
       Net occupancy expense                                                                  6,188,000                4,448,000
       Other                                                                                 12,042,000                9,415,000
                                                                                           ------------             ------------
       TOTAL OTHER EXPENSES                                                                  39,348,000               29,303,000

       INCOME BEFORE INCOME TAXES                                                            14,611,000               11,380,000
INCOME TAXES                                                                                  5,122,000                3,810,000
                                                                                           ------------             ------------

NET INCOME                                                                                  $ 9,489,000              $ 7,570,000
                                                                                            ===========              ===========
Net income per common share                                                                 $      1.56              $      1.36
                                                                                            ===========              ===========
Average common shares outstanding                                                             6,069,669                5,586,163
                                                                                            ===========              ===========








See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                                                                   THREE MONTH PERIOD ENDED
                                                                                                          SEPTEMBER 30
                                                                                                 1997                     1996
                                                                                          -------------              -----------
INTEREST INCOME
       Interest and fees on loans                                                          $ 22,009,000             $ 19,029,000
       Interest and dividends on securities:
        Taxable                                                                               2,342,000                1,954,000
        Tax-exempt                                                                              468,000                  495,000
        Other interest income                                                                     4,000                    7,000
                                                                                          -------------              -----------
       TOTAL INTEREST INCOME                                                                 24,823,000               21,485,000

INTEREST EXPENSE
       Interest on deposits                                                                   8,473,000                7,293,000
       Interest on short-term borrowings                                                      2,241,000                2,195,000
       Interest on long-term debt                                                               788,000                  435,000
                                                                                          -------------              -----------
       TOTAL INTEREST EXPENSE                                                                11,502,000                9,923,000

       NET INTEREST INCOME                                                                   13,321,000               11,562,000
PROVISION FOR POSSIBLE LOAN LOSSES                                                              923,000                  382,000
                                                                                          -------------              -----------

       NET INTEREST INCOME AFTER
         PROVISION FOR  POSSIBLE LOAN LOSSES                                                 12,398,000               11,180,000

OTHER INCOME
       Net securities gains                                                                       4,000                   5,000
       Service charges                                                                        1,077,000                 908,000
       Mortgage loan servicing fees                                                           3,065,000                 514,000
       Other                                                                                  2,874,000               1,138,000
                                                                                          -------------              -----------
       TOTAL OTHER INCOME                                                                     7,020,000               2,565,000

OTHER EXPENSES
       Salaries and employee benefits                                                         7,127,000               4,984,000
       Net occupancy expense                                                                  2,182,000               1,572,000
       Other                                                                                  4,847,000               3,362,000
                                                                                          -------------              -----------
       TOTAL OTHER EXPENSES                                                                  14,156,000               9,918,000

       INCOME BEFORE INCOME TAXES                                                             5,262,000               3,827,000
INCOME TAXES                                                                                  1,777,000               1,284,000
                                                                                          -------------              -----------

NET INCOME                                                                                  $ 3,485,000             $ 2,543,000
                                                                                            ===========             ===========
Net income per common share                                                                 $       .57             $       .46
                                                                                            ===========             ===========
Average common shares outstanding                                                             6,071,327               5,586,148
                                                                                            ===========             ===========








See notes to consolidated financial statements





STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
Nine Months Ended September 30, 1997

                                                                                     UNREALIZED
                                                                                     GAIN/(LOSS)
                                                                                     SECURITIES                            TOTAL
                                     COMMON          CAPITAL        RETAINED          AVAILABLE       TREASURY         STOCKHOLDERS'
                                     STOCK           SURPLUS        EARNINGS          FOR SALE         STOCK              EQUITY
                                     -----           -------        --------          --------         -----              ------
Balances
 at December 31, 1996           $13,998,000      $35,426,000     $30,246,000           $ 3,000       ($300,000)        $79,373,000

Net income                                                         9,489,000                                             9,489,000

Cash dividends
 declared ($.54/share)                                            (3,278,000)                                           (3,278,000)

Change in unrealized gain/(loss),
 net of income taxes of $714,000                                                     1,071,000                           1,071,000

Exercise of 2,627 stock options       7,000           58,000                                                                65,000

Sale of 2,511 shares of
 treasury stock                                       13,000                                            67,000              80,000

Purchase of 2,300 shares of
 treasury stock                                                                                        (77,000)            (77,000)

Acquisition of subsidiary         1,202,000          298,000       2,150,000            19,000                           3,669,000
                                -----------      -----------     -----------         ----------     ----------           -----------

Balances
 at September 30, 1997          $15,207,000      $35,795,000     $38,607,000        $1,093,000       ($310,000)        $90,392,000
                                -----------      -----------     -----------         ----------      ---------         -----------



Nine Months Ended September 30, 1996
                                                                                     UNREALIZED
                                                                                     GAIN/(LOSS)
                                                                                     SECURITIES                            TOTAL
                                     COMMON          CAPITAL        RETAINED          AVAILABLE       TREASURY         STOCKHOLDERS'
                                     STOCK           SURPLUS        EARNINGS          FOR SALE         STOCK              EQUITY
                                     -----           -------        --------          --------         -----              ------
Balances
 at December 31, 1995           $12,730,000      $25,942,000     $34,432,000          $395,000       ($360,000)        $73,139,000

Net income                                                         7,570,000                                             7,570,000

Cash dividends
 declared ($.46/share)                                            (2,590,000)                                           (2,590,000)

Change in unrealized gain/(loss),
 net of income taxes of $582,000                                                      (873,000)                           (873,000)

Issuance of 2,251 shares of
 treasury stock                                                                                        54,000               54,000

Issuance of 10% stock dividend    1,270,000       10,415,000     (11,685,000)
                                -----------      -----------     -----------         ----------      ---------         -----------

Balances
 at September 30, 1996          $14,000,000      $36,357,000     $27,727,000          ($478,000)     ($306,000)        $77,300,000
                                -----------      -----------     -----------         ----------      ---------         -----------


See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
                                                                                  NINE MONTH PERIOD ENDED
                                                                                         SEPTEMBER 30

                                                                             1997                       1996
                                                                         ------------               ------------

OPERATING ACTIVITIES
Net Income                                                                 $9,489,000                 $7,570,000
Adjustments to reconcile net income to net cash
     used in operating activities:
      Net amortization                                                        761,000                    749,000
      Provision for depreciation                                            3,553,000                  2,494,000
      Provision for loan losses                                             1,861,000                    943,000
      Realized securities gains                                               (15,000)                  (68,000)
      Loans originated for sale                                           (81,385,000)               (91,749,000)
      Purchases of loans held for sale                                   (550,125,000)              (834,664,000)
      Proceeds from loans sold                                            454,838,000                884,715,000
      Realized gains on loans sold                                         (1,768,000)                  (688,000)
      (Increase) decrease in accrued interest receivable                   (3,013,000)                   583,000
      Increase in other assets                                             (4,279,000)                (1,085,000)
      Increase in other liabilities                                         3,449,000                  1,668,000
                                                                         ------------               ------------

NET CASH USED IN OPERATING ACTIVITIES                                    (166,634,000)               (29,532,000)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                      21,963,000                 30,522,000
 Proceeds from maturities of securities available for sale                 34,672,000                 41,207,000
 Purchases of securities available for sale                               (67,226,000)              (44,496,000)
 Proceeds from maturities of securities                                     1,863,000               131,026,000
 Purchases of securities                                                            0              (124,979,000)
 Net increase in loans                                                    (49,177,000)              (25,800,000)
 Net cash acquired in acquisitions                                          9,126,000                         0
 Purchases of premises and equipment                                       (3,965,000)               (8,110,000)
                                                                         ------------              ------------

NET CASH USED IN INVESTING ACTIVITIES                                     (52,744,000)                 (630,000)

FINANCING ACTIVITIES
 Net (decrease) increase in noninterest-bearing deposits                   (6,380,000)                3,376,000
 Net increase in interest-bearing deposits                                 43,431,000                24,783,000
 Net increase in short-term borrowings                                    159,279,000                 4,508,000
 Proceeds from long-term-debt                                              30,150,000                 5,750,000
 Exercise of stock options                                                     65,000                         0
 Purchases of treasury stock                                                  (77,000)                        0
 Proceeds from sales of treasury stock                                         80,000                    54,000
 Cash dividends paid                                                       (3,278,000)               (2,590,000)
                                                                         ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 223,270,000                35,881,000
                                                                         ------------              ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       3,892,000                 5,719,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           47,764,000                28,460,000
                                                                         ------------              ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $51,656,000               $34,179,000
                                                                         ============               ===========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1997

        NOTE A - BASIS OF PRESENTATION

                 The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1997. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no effect on operating results in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1996.

           NOTE B - ACQUISITIONS
                  On October 9, 1997, City National Bank, a wholly-owned subsidiary, acquired First Allegiance Financial Corporation (First Allegiance), a mortgage loan origination company headquartered in Irvine, California. The merger involved an initial purchase price of approximately $15 million, comprising a combination of 300,000 shares of City Holding Company common stock and cash, in exchange for substantially all of the assets and liabilities of First Allegiance. Additional consideration is contingent upon the First Allegiance division satisfying certain pre-established loan production levels subsequent to the acquisition. The maximum purchase price equals approximately 23% of First Allegiance's annualized third quarter of 1997 loan volume. The acquisition will be accounted for as a purchase and is expected to be accretive to earnings per share within 12 months. The first securitization of First
Allegiance's production is expected within the last quarter of 1997 or first quarter of 1998. Due to the immateriality of the impact of this transaction to
the  Company's  consolidated   financial  statements,   pro-forma  financial
statements have not been presented.

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

         NOTE C - PENDING ACQUISITION
                  On January 8, 1997, City National Bank, a wholly-owned subsidiary, signed a Letter of Intent to acquire RMI, Ltd., an insurance agency designed to market insurance products and services to select corporate and individual clients. It is anticipated that the transaction will be accounted for under the purchase method of accounting and will be consummated in the fourth quarter of 1997. The acquisition, subject to the negotiation of a definitive acquisition agreement, would have less than a 1% impact on the total assets or net income reported in the Company's third quarter 1997 financial statements. As a result, proforma information has not been included for the information provided herein. A director of one of the Company's subsidiaries is the President and current owner of RMI, Ltd.

         NOTE D - INCOME TAXES
                  The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the nine months ended September 30, 1997, of 35.06% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill. The effective tax rate has increased between the two nine month periods ended September 30, 1997 and 1996 due to the continued increase in taxable income combined with the decline in tax-exempt interest income.

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

         NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES
                  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximated $89,672,000 at September 30, 1997. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $2,887,000, have historically expired unfunded.

         NOTE G - NEW ACCOUNTING PRONOUNCEMENTS
                  On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations during 1997. The company is further evaluating the impact it will have in 1998.

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

                  Also, during 1997, the Financial Accounting Standards Board issued several other new accounting pronouncements which will become effective in 1998. These pronouncements include SFAS No. 129, "Disclosure of Information about Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an

Enterprise and Related Information". The Company is in the process of fully evaluating these new pronouncements and expects to adopt them in 1998 in accordance with the requirements. Such adoption is not expected to have a significant impact on the financial position or results of operations of the Company.

         NOTE H - LONG-TERM BORROWINGS
                  Long-term debt consists of a $35,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.5313% at September 30, 1997) due on December 31, 1997. As of September 30, 1997, the outstanding balance was equal to $29,400,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of each of its wholly-owned banking subsidiaries as collateral for the revolving credit loan. Management intends to refinance this loan according to the provisions provided in the agreement.

                  Additionally,   one  banking  subsidiary  maintains  long-term
financing from the Federal Home Loan Bank (FHLB) in the form of Long-Term LIBOR Floaters as follows:
             Amount                       Interest                   Maturity
             Outstanding                  Rate                       Date
             -----------------------------------------------------------------
             $ 10,000,000                 5.60%                      July 2002
             $ 25,000,000                 5.4188%                    July 2002

As of September 30, 1997, the banking subsidiary has maximum available credit of approximately $103 million, which is collateralized by a blanket lien on all residential and multi-family mortgage loans, and eligible government and agency securities.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         HIGHLIGHTS

         FINANCIAL POSITION
                  Total assets increased $286.3 million or approximately 27.29% during the first nine months of 1997. Net loans increased $73.4 million or 10.63%. Loans held for sale, consisting primarily of loans received through the Company's participation in a whole loan purchasing program, increased $178.4 million or 193.0%. As of September 30, 1997, the whole loan purchasing program loans owned by the Company had an outstanding principal balance of approximately $240.9 million. See LOAN PORTFOLIO for further discussion. In addition, the Company earned interest income of approximately $10,249,000 on the whole loan purchasing program loans during the nine months ended September 30, 1997. See NET INTEREST INCOME for further discussion. The increase in net loans and loans held for sale was funded primarily by an increase in deposits and short-term borrowings of $81.7 million and $159.7 million, respectively. Total stockholders' equity increased $11.0 million during the first nine months of 1997 primarily due to the net income recorded during the period of $9.5 million less dividends of $3.3 million and the Company's $3.7 million acquisition of Old National.

         QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO QUARTER ENDED
SEPTEMBER 30, 1996.
                  The Company reported net income of $3,485,000 for the three months ended September 30, 1997 compared to net income of $2,543,000 for the quarter ended September 30, 1996. This increase of $942,000, or 37.04%, was primarily due to an increase of $4,456,000 in the Company's total other income (excluding securities transactions) during the third quarter of 1997 as compared to the same period of 1996. This increase is attributable to an additional $2.6 million in mortgage loan servicing fees and $288,000 of gain on sales of originated mortgage loans generated by the Company's mortgage servicing division, City Mortgage Services. See LOAN SERVICING. In addition, the Company recognized a $1 million gain on loan sales under the whole loan purchasing program and a $550,000 gain on the sale of City Mortgage Corporation.

                  Non-interest expenses increased $4,238,000 or 42.73% during the third quarter of 1997 as compared to the same period of 1996, primarily due to the Company's expansion of its mortgage servicing division. City Mortgage Services incurred $2.0 million in expenses, which includes $1.2 million in personnel costs, in comparison to $364,000 in expenses for the same period of 1996. In addition, 1997 non-interest expenses include $441,000 in expenses incurred by Old National. Because prior periods were not restated for this acquisition, no expenses for this new subsidiary are included in the 1996 results. With the overall growth of the Company, total personnel and occupancy expenses have continued to increase approximately $1,016,000 and $140,000, respectively, excluding the impact of City Mortgage Services and Old National as previously discussed.

                  Net income for the third quarter also benefited from an increase of $1,759,000 in the Company's net interest income during the second quarter of 1997 as compared to the same period of 1996. See NET INTEREST INCOME for further discussion. Earnings per share were $.57 and $.46 for the third quarter of 1997 and 1996, respectively.

         NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1996.
                  The Company reported net income of $9,489,000 for the nine months ended September 30, 1997 compared to net income of $7,570,000 for the nine months ended September 30, 1996. This increase of $1,919,000 or 25.35%, was primarily due to an increase of $10,496,000 in the Company's total other income (excluding securities transactions) during the first nine months of 1997 as compared to the same period of 1996. This increase is attributable to an additional $7.4 million in mortgage loan servicing fees and $845,000 of gain on sales of originated mortgage loans. In addition, the Company recognized a $1 million gain on the sale of Title I loans and a $550,000 gain on the sale of City Mortgage Corporation. The Company also generated increased service charges and credit card fees of $471,000 and $211,000, respectively.

                   Non-interest expenses increased $10,045,000 or 34.28% during the first nine months of 1997 as compared to the same period of 1996, primarily due to the Company's expansion of its mortgage servicing division. City Mortgage Services incurred $5.7 million in expenses in comparison to $364,000 in expenses for the same period of 1996. In addition, non-interest expenses include $1,124,000 in expenses incurred by Old National with no expenses for this new subsidiary included in the 1996 results. Due to the overall growth of the Company, personnel costs increased $5.7 million, which includes $3.4 million for City Mortgage Services and $521,000 for Old National. Additionally, occupancy expenses increased $1,740,000 between the two periods, which includes $799,000 for City Mortgage Services and $307,000 for Old National Bank.

                  Net income for the first nine months also benefitted from an increase of $3,751,000 in the Company's net interest income during the first nine months of 1997 as compared to the same period of 1996. Earnings per share were $1.56 and $1.36 for the nine months ended September 30, 1997 and 1996, respectively.

SELECTED RATIOS
                  The return on average assets (ROA) for the third quarter of 1997 was 1.15% compared to .94% in the third quarter of 1996. The return on average shareholder's equity (ROE) for the third quarter of 1997 was 15.46% compared to 13.13% ROE for the third quarter of 1996. For the nine months of 1997, ROA was 1.08% compared to .94% for the nine months ended 1996. ROE was 14.49% and 13.32% for the first nine months of 1997 and 1996, respectively.

                  The dividend payout ratio of 31.58% for the quarter ended September 30, 1997 represents a decrease of 6.29% from the dividend payout ratio of 33.70% for the quarter ended September 30, 1996. The dividend payout ratio was 34.62% and 34.19% for the nine months ended September 30, 1997 and 1996, respectively. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

LOAN PORTFOLIO

                  The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)
                                            September 30             December 31
                                               1997                     1996
                                             ---------                --------
Commercial, financial and
   agricultural                              $ 242,368                $ 224,267
Real Estate-Mortgage                           354,728                  312,421
Real Estate-Construction                        28,032                   25,964
Installment and other                          155,040                  142,123
Unearned Income                                 (7,831)                 (6,793)
                                             ---------                --------
         TOTAL                                 $772,337                $697,982
                                             ---------                --------

Loans Held for Sale
  Program Loans                              $ 240,869                $ 37,043
  Loans Originated for Sale                     30,043                  55,429
                                             ---------                --------
         TOTAL                               $ 270,912                $ 92,472
                                             =========                ========

                  The Company continues to grant loans to customers generally within the market areas of its subsidiaries. However, with the acquisition of First Allegiance in the fourth quarter of 1997, the Company will begin to originate junior lien mortgage loans on a nationwide level. Currently, First Allegiance is conducting business in 30 states across the country. First Allegiance will generally originate higher loan-to-value debt consolidation loans and other junior lien mortgage loans. Similarly, the Company's banking subsidiaries will also begin to offer such products in their respective markets. These loans are expected to either be securitized by the Company or sold within 90-180 days to independent third parties.

                  In November 1996, the Company restructured its whole loan purchasing program and began purchasing the loans directly from loan originators. As a result of this restructuring, the Company currently earns the stated note rate of the loans (a weighted average of 13.07% at

September 30, 1997) during the 30 to 90 days that the loans typically are held by the Company. Prior to restructuring, the Company received interest income on the loans pursuant to established loan purchasing agreements with rate sharing provisions.

LOAN SERVICING
                  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. They consist primarily of FHA Title I home improvement loans and debt consolidation loans secured by second lien mortgages. The unpaid principal balances of mortgage loans serviced for others was $919,501,000 and $911,775,000 at September 30, 1997 and December 31, 1996,
respectively. The unpaid principal balances of intercompany mortgage loans serviced was $207,513,000 at September 30, 1997.

                  Mortgage loan servicing rights of $1,634,000 and $1,019,000 at September 30, 1997 and December 31, 1996, respectively, are included in other assets in the accompanying balance sheets. Amortization of mortgage loan servicing rights approximated $246,000 and $210,000 during the nine months ended September 30, 1997 and September 30, 1996, respectively.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES
                  The following table summarizes the Company's risk elements for the periods ending September 30, 1997 and December 31, 1996. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 95% as of September 30, 1997.

                  With the increased return on investment earned under the restructured whole loan purchasing program, there is also an increase in the risk of loss due to delinquencies and uncollectibility. As a result, management has increased its 1997 provision for possible loan losses to provide for potentially uncollectible loans inherent in the pools of loans acquired in this program. As of September 30, 1997, accruing loans past due 90 days or more increased $2.3 million since the period ended December 31, 1996 primarily due to the increase of $203.8 million in loans purchased under the whole loan purchasing program. The decrease in the coverage ratio of nonperforming assets and potential problem loans decreased due to the significant increase in purchases. Under the whole loan purchasing program, FHA Title I loans are insured up to 90% subject to the availability of FHA reserves. Upon claim payment under the FHA Title I program of such loans, in addition to the insured principal payment, accrued interest is paid for the period between default date and claim file date at the note rate for the first 30 days and 7% thereafter, up to a maximum of 270 days.


                  Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                                    Nine Months
                                                       Ended         Year Ended
                                                   September 30      December 31
                                                       1997             1996
                                                       -----            -----
ALLOWANCE FOR LOAN LOSSES
         Balance at beginning of period               $7,281           $6,566
         Charge-offs                                  (1,406)          (1,375)
         Recoveries                                      300              412
                                                       -----            -----
         Net charge-offs                              (1,106)            (963)
         Provision for loan possible losses            1,861            1,678
         Balance of acquired subsidiary                  210                0
                                                       -----            -----
         Balance at end of period                     $8,246           $7,281
                                                      ======           ======

AS A PERCENT OF AVERAGE TOTAL LOANS
         Net charge-offs                                0.15%            0.14%
         Provision for possible loan losses             0.25%            0.25%
         Allowance for loan losses                      1.10%            1.09%

                                                    September 30     December 31
                                                        1997             1996
                                                       -----            -----
NON -PERFORMING ASSETS
         Other real estate owned                       $1,189           $1,054
         Non-accrual loans                              2,059            1,734
         Accruing loans past due 90 days
          or more                                       4,952            2,674
         Restructured loans                               306              235
                                                        -----            -----
         Total Non-performing Assets                   $8,506           $5,697

POTENTIAL PROBLEM LOANS                                  $213             $235

AS A PERCENT OF NON-PERFORMING ASSETS
 AND POTENTIAL PROBLEM LOANS
         Allowance for loan losses                      94.58%          122.74%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
 AS A PERCENT OF AVERAGE TOTAL LOANS                     0.66%            0.40%

LIQUIDITY AND INTEREST RATE SENSITIVITY

                  The Company's cash and cash equivalents, represented by cash and due from banks and overnight federal funds sold, is a product of its operating, investing and financing activities. These activities are set forth in the City Holding Company Consolidated Statements of Cash Flows included elsewhere herein. Cash was used in operating activities in each period presented, primarily for loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities during the third quarter of 1997 due primarily to funding the Company's loan growth and the purchase of securities. Net cash was used in investing activities during the third quarter of 1996 due primarily to the purchase of securities. The net cash provided by financing activities in the respective periods is a result of an increase in interest-bearing deposits. In the third quarter of 1997, financing activities also provided cash due to the increase in short-term borrowings to fund the loan growth.

                  The Company seeks to maintain a strong  liquidity  position to reduce interest rate risk, which is the susceptibility of assets and liabilities to decline in value as a result of changes in general market interest rates. The Company minimizes this risk through asset and liability management, where the goal is to optimize earnings while managing interest rate risk. The Company measures this interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At September 30, 1997, the one year period shows a negative gap (liability sensitive) of $362 million. This analysis is a "static gap" presentation and movements in deposit rates offered by the Company's subsidiary banks lag behind movements in market rates. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the affiliate banks, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions which may differ from the related contractual term of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date. After management adjustments, the table shows a negative gap in the one year period of $135 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. Consequently, the Company has experienced a decline in its net interest margin during the past year and is somewhat vulnerable to a rapid rise in interest rates during 1997. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

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

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                          1 to 3           3 to 12          1 to 5           Over 5
                                           Months           Months           Years            Years           Total
                                         --------         --------        --------         --------      ----------
ASSETS
 Gross loans                             $170,526         $113,661        $396,820         $ 97,102        $778,109
 Loans held for sale                      270,912                0               0                0         270,912
 Securities                                31,605           24,787          99,619           30,603         186,614
 Federal funds sold                            74                0               0                0              74
                                         --------         --------        --------         --------      ----------
Total interest earning assets            $473,117         $138,448        $496,439         $127,705      $1,235,709
                                         --------         --------        --------         --------      ----------

LIABILITIES
 Savings and NOW Accounts                 361,468                0               0                0         361,468
 All other interest bearing deposits      103,339          194,559         123,085              587         421,570
 Short term and other borrowings          250,018                0               0                0         250,018
 Long term borrowings                      64,400                0               0                0          64,400
                                         --------         --------        --------         --------      ----------

Total interest bearing liabilities       $779,225         $194,559        $123,085         $    587      $1,097,456
                                         --------         --------        --------         --------      ----------


Interest sensitivity gap                ($306,108)       ($ 56,111)       $373,354         $127,118        $138,253
                                         --------         --------        --------         --------      ----------

Cumulative sensitivity gap              ($306,108)       ($362,219)       $ 11,135         $138,253
                                         ========         ========        ========         ========

Management adjustments                   $346,655        ($119,867)      ($215,213)       ($ 11,575)
                                         --------         --------        --------         --------

Cumulative management adjusted gap       $ 40,547        ($135,431)       $ 22,710        $ 138,253
                                         ========         ========        ========         ========

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

CAPITAL RESOURCES
                  As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At September 30, 1997, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

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

                  The following table presents comparative capital ratios and related dollar amounts of capital for the Company:

                                                     Dollars in Thousands
                                                 September 30     December 31
                                                    1997              1996
                                                    ----              ----
Capital Components
         Tier 1 risk-based capital                $83,530            $72,157
         Total risk-based capital                  91,776             79,439

Capital Ratios
         Tier 1 risk-based                           8.67%             10.20%
         Total risk-based                            9.52%             11.23%
         Leverage                                    6.93%              6.58%
Regulatory Minimum
         Tier 1 risk-based (dollar/ratio)    $38,542/4.00%      $28,290/4.00%
         Total risk-based (dollar/ratio)      77,084/8.00        56,579/8.00
         Leverage (dollar/ratio)              48,238/4.00        43,872/4.00

                  The strong capital position of the Company is indicative of management's emphasis on asset quality and a history of retained net income. The ratios enable the Company to continually pursue acquisitions and other growth opportunities. Improvements in operating results and a consistent dividend program, coupled with an effective management of credit risk, have been, and will be, the key elements in maintaining the Company's present capital position. As of September 30, 1997, the ratios reflect the effect of the Company's increased participation in the whole loan purchasing program. The balance of the whole loan purchasing program loans (which are 100% risk-weighted) were $240,869,000 and $37,043,000 at September 30, 1997 and December 31, 1996,
respectively. See LOAN PORTFOLIO.

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

NET INTEREST INCOME
                  Net interest income, on a fully federal tax-equivalent basis, improved from the third quarter of 1996 to the third quarter of 1997 by approximately $1,745,000 due to an increase in net earning assets. Net yield on earning assets increased between the respective periods from 4.69% to 4.79%. Earning asset yields increased 23 basis points (100 basis points equal one percent) to 8.85%, and the cost of interest-bearing liabilities increased 18 basis points to 4.68%. The $2,716,000 decrease in net interest income due to a change in the rate, as shown in the following table, was coupled with a $4,461,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was increased average loans.

                  Net interest income, on a fully federal tax-equivalent basis, improved from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 by approximately $3,707,000 due to an increase in net earning assets. Net yield on earning assets increased between periods from 4.79% to 4.83%, as earning asset yields increased 8 basis points to 8.75%, and the cost of interest bearing liabilities increased 8 basis points to 4.53%. The $192,000 increase in net interest income due to a change in the rate, as shown in the following table, was coupled with a $3,515,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was increased average loans.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                                               Quarter Ended
                                                                               September 30
                                                                  1997                                             1996
                                                                  ----                                             ----
                                              Average                           Yield/            Average                     Yield/
                                              Balance         Interest           Rate             Balance      Interest        Rate
                                           ----------------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 245,294           $5,606           9.14%          $ 212,285        $4,905        9.24%
 Real estate                                  372,348            8,074           8.67             321,733         7,846        9.75
 Consumer obligations                         147,204            3,671           9.98             134,717         3,279        9.74
                                           ----------------------------------------------------------------------------------------

   Total loans                                764,846           17,351           9.07             668,735        16,030        9.59

Loans held for sale                           184,687            4,658          10.09             179,620         2,999        6.68
Securities
 Taxable                                      148,154            2,342           6.32             123,956         1,954        6.31
 Tax-exempt (2)                                34,668              709           8.18              35,595           750        8.43
                                           ----------------------------------------------------------------------------------------

   Total securities                           182,822            3,051           6.68             159,551         2,704        6.78

Federal funds sold                                262                4           6.11                 591             7        4.74
                                           ----------------------------------------------------------------------------------------

   Total earning assets                     1,132,617           25,064           8.85           1,008,497        21,740        8.62
Cash and due from banks                        35,406                                              32,301
Bank premises and equipment                    30,967                                              29,351
Other assets                                   20,285                                              22,740
 Less:  allowance for possible
          loan losses                          (7,915)                                             (6,755)
                                           ----------------------------------------------------------------------------------------

   Total assets                            $1,211,360                                          $1,086,134
                                           ========================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 134,145          $ 1,107           3.30%           $111,797       $   766        2.74%
 Savings deposits                             222,642            1,657           2.98             222,251         1,589        2.86
 Time deposits                                418,092            5,709           5.46             366,876         4,938        5.38
 Short-term borrowings                        162,977            2,241           5.50             156,015         2,195        5.63
 Long-term debt                                44,452              788           7.09              24,217           435        7.19
                                           ----------------------------------------------------------------------------------------

   Total interest-bearing liabilities         982,308           11,502           4.68             881,156         9,923        4.50
Demand deposits                               126,862                                             115,863
Other liabilities                              12,025                                              11,656
Stockholders' equity                           90,165                                              77,459
                                           ----------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                   $1,211,360                                          $1,086,134
                                           ========================================================================================

  Net interest income                                          $13,562                                          $11,817
                                           ========================================================================================

  Net yield on earning assets                                                    4.79%                                         4.69%
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





RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                          Quarter Ended
                                                          September 30
                                                          1997 vs. 1996

                                                       Increase (Decrease)
                                                        Due to Change In:

INTEREST INCOME FROM:                       Volume                   Rate                Net
Loans
    Commercial and industrial              $   1,054              $   (353)             $ 701
    Real estate                                4,215                (3,987)               228
    Consumer obligations                         310                    82                392
                                           ---------------------------------------------------
      Total loans                              5,579                (4,258)             1,321

Loans held for sale                               87                 1,572              1,659

 Securities
    Taxable                                      383                     5                388
    Tax-exempt (1)                               (19)                  (22)               (41)
                                           ---------------------------------------------------
      Total Securities                           364                   (17)               347

Federal funds sold                               (13)                   10                 (3)
                                           ---------------------------------------------------
Total interest-earning assets                $ 6,017              $ (2,693)             3,324

INTEREST EXPENSE ON:
Demand deposits                                  169                   172                341
Savings deposits                                   3                    65                 68
Time deposits                                    698                    73                771
Short-term borrowings                            294                  (248)                46
Long-term debt                                   392                   (39)               353
                                           ---------------------------------------------------
Total interest-bearing liabilities           $ 1,556              $     23            $ 1,579
                                           ---------------------------------------------------

NET INTEREST INCOME                          $ 4,461              $ (2,716)           $ 1,745
                                           ===================================================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.






EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                                           Nine Months Ended
                                                                            September 30
                                                                  1997                                             1996
                                                                  ----                                             ----
                                              Average                           Yield/            Average                     Yield/
                                              Balance         Interest           Rate             Balance      Interest        Rate
EARNING ASSETS:
Loans (1)
 Commercial and industrial                  $ 245,876          $16,060           8.71%          $ 211,156       $14,551        9.19%
 Real estate                                  355,642           23,239           8.71             311,752        21,096        9.02
 Consumer obligations                         146,439           10,870           9.90             134,304         9,891        9.82
                                           ----------------------------------------------------------------------------------------

   Total loans                                747,957           50,169           8.94             657,212        45,538        9.24

Loans held for sale                           160,832           12,403          10.28             171,546        10,809        8.40
Securities
 Taxable                                      145,348            6,798           6.24             130,805         6,181        6.30
 Tax-exempt (2)                                35,236            2,185           8.27              37,808         2,314        8.16
                                           ----------------------------------------------------------------------------------------

   Total securities                           180,584            8,983           6.63             168,613         8,495        6.72

Federal funds sold                              1,952               63           4.30                 669            26        5.18
                                           ----------------------------------------------------------------------------------------

   Total earning assets                     1,091,325           71,618           8.75             998,040        64,868        8.67
Cash and due from banks                        36,004                                              30,292
Bank premises and equipment                    31,170                                              26,685
Other assets                                   19,147                                              22,694
 Less:  allowance for possible
         loan losses                           (7,719)                                             (6,684)
                                           ----------------------------------------------------------------------------------------

   Total assets                            $1,169,927                                          $1,071,027
                                           ========================================================================================

INTEREST BEARING LIABILITIES
 Demand deposits                            $ 125,417          $ 2,824           3.00%           $101,706       $ 2,309        3.03%
 Savings deposits                             222,050            5,135           3.08             227,800         5,088        2.98
 Time deposits                                411,200           16,365           5.31             365,088        14,483        5.29
 Short-term borrowings                        146,513            5,720           5.21             152,649         5,944        5.19
 Long-term debt                                39,845            2,040           6.83              22,650         1,217        7.16
                                           ----------------------------------------------------------------------------------------

   Total interest-bearing liabilities         945,025           32,084           4.53             869,893        29,041        4.45
Demand deposits                               126,425                                             115,121
Other liabilities                              11,135                                              10,242
Stockholders' equity                           87,342                                              75,771
                                           ----------------------------------------------------------------------------------------
   Total liabilities and
    stockholders' equity                   $1,169,927                                          $1,071,027
                                           ========================================================================================

  Net interest income                                          $39,534                                          $35,827
                                           ========================================================================================

  Net yield on earning assets                                                    4.83%                                         4.79%
                                           ========================================================================================

(1) For purposes of this table, nonaccruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of 34% in all years.





RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)
                                                        Nine Months Ended
                                                          September 30
                                                          1997 vs. 1996

                                                       Increase (Decrease)
                                                        Due to Change In:

INTEREST INCOME FROM:                       Volume                   Rate                Net
                                           ---------------------------------------------------
Loans
    Commercial and industrial                $ 2,682              $ (1,173)           $ 1,509
    Real estate                                3,276                (1,133)             2,143
    Consumer obligations                         900                    79                979
                                           ---------------------------------------------------
      Total loans                              6,858                (2,227)             4,631

Loans held for sale                           (1,060)                2,654              1,594

 Securities
    Taxable                                      719                  (102)               617
    Tax-exempt (1)                              (176)                   47               (129)
                                           ---------------------------------------------------
      Total Securities                           543                   (55)               488

Federal funds sold                                45                    (8)                37
                                           ---------------------------------------------------
Total interest-earning assets                $ 6,386                   364            $ 6,750

INTEREST EXPENSE ON:
Demand deposits                                  546                   (31)               515
Savings deposits                                (180)                  227                 47
Time deposits                                  1,835                    47              1,882
Short-term borrowings                           (249)                   25               (224)
Long-term debt                                   919                   (96)               823
                                           ---------------------------------------------------
Total interest-bearing liabilities           $ 2,871            $      172            $ 3,043
                                           ---------------------------------------------------

NET INTEREST INCOME                          $ 3,515            $      192            $ 3,707
                                            =================================================

(1) Fully federal taxable equivalent using a tax rate of 34% in all years.

Item 3.             Quantitative and Qualitative -                Not Applicable
                     Disclosures and Market Risk

PART II                                   OTHER INFORMATION

Item 1.                        Legal Proceedings -                None
Item 2.                    Changes in Securities -                None
Item 3.          Defaults Upon Seller Securities -                None
Item 4.          Submission of Matters to a Vote
                             of Security Holders -                None
Item 5.                        Other Information -                None
Item 6.              Exhibits and Reports on 8-K -

                 (a) Exhibits

                          The exhibits listed in the Exhibit Index on page 34 of this Form 10Q are filed herewith.

                 (b) On  October  10,  1997,  the  Company  filed  a  form  8-K,
                     Commission File No. 0-11733, which announced the Company's acquisition of First Allegiance Financial Corporation.

                                S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITY HOLDING COMPANY




November 7, 1997                      By /s/ Dawn Woolsey,
                                        --------------------------------
                                      Dawn Woolsey,
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                              Page Number
                                                                     -----------
Index
-----

11        Computation of Earnings per Share                                35

27        Financial Data Schedule for the nine months ending
          September 30, 1997                                             36 - 37