Form 10-K
period 1997-12-31
CITY HOLDING CO
filed 1998-03-16
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File Number
   December 31, 1997                                          0-11733


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


        West Virginia                                          55-0619957
(State of other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

                                25 Gatewater Road
                        Cross Lanes, West Virginia 25313
                         (Address of principal offices)

Registrant's telephone number, including area code: (304) 769-1100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 10, 1998 (Registrant has assumed that all of its executive officers and directors are affiliates.
Such assumption shall not be deemed to be conclusive for any other purpose.):

Aggregate Market Value -- $274,206,048
--------------------------------------

The number of shares outstanding of the issuer's common stock as of March 10, 1998:

Common Stock, $2.50 Par Value -- 6,456,906 shares
-------------------------------------------------

The total number of pages are  76  .  Exhibit Index is located on page  17  .
                              -----                                    -----

DOCUMENTS INCORPORATED BY REFERENCE




Documents                                         Part of Form 10-K
                                                  into which Document
                                                  is incorporated
                                                  -------------------


Portions of the Annual                            Part I,Item 1; Part
 Report to Shareholders                           II, Items 5, 6, 7,
 of City Holding Company                          and 8; Part III, Item
 for the year ended                               13; Part IV, Item 14.
 December 31, 1997.
                                                  --------

Portions of City Holding                          Part III, Items 10,
  Company's Proxy statement                       11, 12 and 13.
  for the 1998 Annual
  Meeting of Shareholders.
                                                  --------

                                 FORM 10-K INDEX
PART I                                                                      Page

Item 1.       Business                                                        4

Item 2.       Properties                                                     11

Item 3.       Legal Proceedings                                              11

Item 4.       Submission of Matters to a Vote of
                Security Holders                                             11

PART II

Item 5.       Market for the Registrant's Common Stock and
                Related Stockholder Matters                                  12

Item 6.       Selected Financial Data                                        12

Item 7.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                   12

Item 8.       Financial Statements and Supplementary Data                    12

Item 9.       Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                       12

PART III

Item 10.      Directors and Executive Officers of
                Registrant                                                   12

Item 11.      Executive Compensation                                         12

Item 12.      Security Ownership of Certain Beneficial
                Owners and Management                                        12

Item 13.      Certain Relationships and Related
                Transactions                                                 13

PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                      13, 14

              Signatures                                                     15

              Exhibit Index                                                  17

PART I

Item 1      Business

(a)      History

         City Holding Company (the Company), a West Virginia corporation headquartered in Cross Lanes, West Virginia, a suburb of Charleston, commenced operations in November 1983. The Company currently owns The City National Bank of Charleston (a wholly-owned subsidiary) (City National) and its banking divisions, The Peoples National Bank, First State Bank & Trust, The Bank of Ripley, Home National Bank of Sutton, Blue Ridge Bank, Peoples State Bank, The First National Bank of Hinton (Hinton), Merchants National Bank, and The Old National Bank of Huntington. City National and its banking divisions (collectively, the Bank) are retail and consumer-oriented community banks that emphasize personal service and currently operate 43 banking offices in 15 counties throughout the state of West Virginia.

         Prior to December 1997, these banking divisions of City National operated as separate affiliates. In December 1997, all banking affiliates' charters were combined into one, City National. However, as these banks became divisions of City National, they retained their historical names, management and Boards of Directors consistent with the Company's historical acquisition policy. The Company believes that retaining community loyalty is a prudent business practice and is beneficial in seeking future strategic acquisition opportunities for small to medium size banks, financial service companies and other entities. The most recent bank acquisition by the Company was the acquisition of The Old National Bank of Huntington (Old National) in January 1997, a $49 million bank located in Huntington, West Virginia. In addition, the Company intends to acquire Del Amo Savings Bank, FSB, a $115 million federally chartered savings bank in Torrance, California. This acquisition has been approved by the shareholders of Del Amo, but remains subject to regulatory approval. The Del Amo acquisition is expected to be consummated by the end of the first quarter of 1998.

         In addition to its banking divisions, as part of its strategy to diversify and expand into new areas of the financial services area, City National also operates seven non-banking divisions, City Mortgage Services, First Allegiance Financial Corporation (First Allegiance), City Credit Services, RMI, Ltd. (RMI), Jarrett-Aim Communications, Inc. (Jarrett-Aim), City Capital Markets Corporation, and CNB East Retail.

         City Mortgage Services, a mortgage loan servicing division headquartered in Cross Lanes, West Virginia, was formed to facilitate the Company's growth of its mortgage servicing portfolio. On December 31, 1996, the Company acquired certain assets and assumed certain liabilities of Prime Financial Corporation, a mortgage loan servicing company located in Costa Mesa, California, which increased the Company's mortgage loan servicing portfolio by approximately $600 million. This West Coast operation was absorbed into City Mortgage Services. In December 1997, this division was transferred from the Company to City National.

         In October 1997, City National acquired First Allegiance and created City Credit Services, both headquartered in Irvine, California, which are originators of junior lien mortgages for sale to independent third parties.

         On December 5, 1997, City National acquired RMI, an insurance agency located in Winfield, West Virginia. RMI offers a full range of insurance products and services, including employee benefit programs, key person programs, benefits consulting services, property and casualty insurance, retirement plans and deferred compensation plans, to select corporate associations and individual clients. In January 1998, City National completed its acquisition of Jarrett-Aim located in Charleston, West Virginia. Jarrett-Aim will print all of the Bank's forms, manage its warehouse and distribution functions as well as provide marketing and direct mail service.

         City Capital Markets Corporation, a wholly owned subsidiary of City National, was formed in December 1997 as a limited purpose finance company to effect the securitization of various types of mortgage loans and financial assets. CNB East Retail was created during the fourth quarter of 1997 as a separate retail loan origination division of City National. CNB East Retail is the east coast complement to the west coast retail originators, First Allegiance and City Credit Services, previously discussed. The creation of CNB East Retail gives the Company three separate retail origination platforms from which its products and services can be marketed.

         The Company, in addition to City National and its divisions, owns City Financial Corporation, a full service securities brokerage and investment advisory company, headquartered in Charleston, West Virginia with its office located in City National's main location.

(b)      Business

         The banking divisions are engaged in the business of banking in West Virginia by receiving and paying deposits; by negotiating promissory notes, drafts, bills of exchange and other evidence of debt; by buying and selling exchange; by loaning money secured by personal or real property, or both; by dealing in securities and stocks without recourse solely upon order, and for the account of customers, except for purchases of investment securities for its account under limitations and restrictions imposed by regulations of the Comptroller of the Currency; by providing trust services; by supplying credit card services as a licensee of Visa and MasterCard; by providing safe deposit box facilities and miscellaneous other services rendered by a full service bank.

         No material portion of the banking divisions' deposits are derived from a single person or a few persons, the loss of any one or more of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. No material portion of the banking divisions' loans are concentrated within a single industry or group of related industries.

         The Company is a bank holding company. Consequently, it is generally dependent upon the Subsidiaries for cash necessary to pay expenses, dividends to its stockholders, and to meet debt service requirements.

         The Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

(c)      Regulation and Supervision

         Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions to which the Company and its banking divisions are subject. These federal and state laws and regulations have been enacted for the protection of depositors in national and state banks and not for the protection of shareholders of bank holding companies.

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

         Prior to June 1, 1997, federal law prohibited bank holding companies from any one state to acquire banks and bank holding companies located in any other state. Subsequent to this date, the law allows interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. West Virginia adopted early "opt-in" legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in West Virginia by out-of-state banks if reciprocal treatment is accorded West Virginia banks in the state of the acquiror.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Bank Insurance Fund (BIF) as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

         The Federal Deposit Insurance Act (FDIA) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of the banking divisions.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

         The Company is registered under the bank holding company laws of West Virginia. Accordingly, the Company and its banking divisions are subject to further regulation and supervision by the WV Division of Banking.

Capital Requirements

         The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and City National are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 10% in order to remain categorized as well capitalized. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder "Tier 2 capital" consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1997 were 9.2% and 10.00%, respectively, meeting the minimums required.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The Tier 1 capital leverage ratio of the Company as of December 31, 1997, was 6.5%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. Rules have been promulgated with respect to concentration of credit risk and the risks of non-traditional activities, and also as to the risk of loss on multi-family mortgages. A proposed rule with respect to interest rate risk is still under consideration. The proposal would allow institutions to use internal risk models to measure interest rate risk (if the models are acceptable to examiners) and would require additional capital of institutions identified as having excess interest rate risk. The Company does not expect any of these rules, either individually or in the aggregate, to have a material impact on its capital requirements.

Limits on Dividends and Other Payments

         The Company is a legal entity separate and distinct from its Subsidiaries. Most of the Company's revenues result from the dividends paid to the Company by those Subsidiaries. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of any Subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of such Subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders. Under federal law, the Company's Subsidiaries may not, subject to certain limited expectations, make loans or extensions of credit to, or investment in the securities of, or take securities of the Company as collateral for loans to any borrower. The Company's Subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

         City National is subject to various statutory restrictions on its ability to pay dividends to the Company. Under applicable regulations, at December 31, 1997, City National could have paid aggregate dividends to the Company of $25.7 million without obtaining prior approval of the Office of the Comptroller of the Currency (the OCC). The payment of dividends by the Company and the banking divisions may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC, which supervises City National, has the authority to prohibit any bank under their jurisdiction from engaging in an unsafe and unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the subsidiary in question, could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

         The ability of the Company's subsidiaries to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and by capital guidelines. The OCC has broad discretion in developing and applying policies and guidelines, in monitoring compliance with existing policies and guidelines, and in determining whether to modify such policies and guidelines.

FDICIA

        In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became effective. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal
Deposit Insurance Act and revised several other federal banking statutes.

Banks

         City National and its banking divisions are subject to supervision and regulation by the OCC, the Federal Reserve Board and the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

Governmental Policies

         The operations of the Company and its banking divisions are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         The Federal Reserve Board has adopted regulations establishing relevant capital measures and relevant capital levels for banks. The relevant capital measures are the total risk-adjusted capital ratio, Tier I risk-adjusted capital ratio and the leverage ratio. Under the regulations, a bank is considered (i) well capitalized if it has a total capital ratio of ten percent or greater, a Tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by such regulator to meet and maintain a specific capital level for any capital measure,
(ii) adequately capitalized if it has a total capital ratio of eight percent or greater, a Tier I capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a total capital ratio of less than eight percent, a Tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than six percent, a Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent, and (v) critically undercapitalized if its tangible equity is equal to or less than two percent of average quarterly tangible assets. As of December 31, 1997, City National had capital levels that qualify it as being well capitalized under such regulations.

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

         Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.


Other Safety and Soundness Regulations

         The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

(d)      Employees

         As of December 31, 1997, City Holding Company and Subsidiaries employed 1,136 associates. Employee relations within the Subsidiaries are considered to be satisfactory.

(e)      Statistical Information

         The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1997 and such pages are incorporated herein by reference.
                                                                       Page
Description of Information                                             Reference
--------------------------                                             ---------

1.       Distribution of Assets, Liabilities and Stockholders'
         Equity; Interest Rates and Interest Differential

         a.       Average Balance Sheets                                    8

         b.       Analysis of Net Interest Earnings                         9

         c.       Rate Volume Analysis of Changes in
                  Interest Income and Expense                               9


2.       Investment Portfolio

         a.       Book Value of Investments                                 18

         b.       Maturity Schedule of Investments                          18

         c.        Securities of Issuers Exceeding 10%
                  of Stockholders' Equity                                   18

3.       Loan Portfolio

         a.       Types of Loans                                            19

         b.       Maturities and Sensitivity to Changes in Interest Rates   20

         c.       Risk Elements                                             25

         d.       Other Interest Bearing Assets                            N/A

4.       Summary of Loan Loss Experience                                25, 26

5.       Deposits

         a.       Breakdown of Deposits by Categories,
                  Average Balance and Average Rate Paid                     8

         b.       Maturity Schedule of Time Certificates of
                  Deposit and Other Time Deposits of
                  $100,000 or More                                         26

6.       Return on Equity and Assets                                        1

Item 2      Properties

                  City Holding Company and its subsidiaries own the facilities maintained as the Company's headquarters and generally own all of the facilities maintained as operating facilities by the subsidiaries. Those facilities not owned by the Company are maintained under long term lease agreements. The properties owned or leased by the Company consist generally of the main corporate office, the main banking office, forty-two (42) branch locations in West Virginia, four loan production offices in California, two loan production offices in West Virginia and one non-banking office in West Virginia. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder Matters

         Page 2 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1997, included in this report as Exhibit 13, is incorporated herein by reference.

         During the fourth quarter of 1997, the Company issued 346,606 shares of its common stock pursuant to two acquisition transactions. The shares were issued in private transactions pursuant to the exemption from registration provided under Section 4.(2) of the Securities Act of 1933.

Item 6      Selected Financial Data

         Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1997, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 27 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1997, included in this report as
Exhibit 13, is incorporated herein by reference.

Item 8      Financial Statements and Supplementary Data

         The report of independent auditors and consolidated financial statements, included on pages 28 through 52 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1997, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10     Directors and Executive Officers of Registrant

         The information required by Item 10 of FORM 10-K appears in the Company's 1998 Proxy Statement to be filed within 120 days of fiscal year end under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS".

Item 11     Executive Compensation

         The information required by Item 11 of FORM 10-K appears in the Company's 1998 Proxy Statement under the caption "EXECUTIVE COMPENSATION".

Item 12     Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 of FORM 10-K appears in the Company's 1998 Proxy Statement under the caption "OWNERSHIP OF EQUITY SECURITIES".

Item 13     Certain Relationships and Related Transactions

         The information required by Item 13 of FORM 10-K appears in the Company's 1998 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and in NOTE FIFTEEN of Notes to Consolidated Financial Statements appearing at page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, included in this report as Exhibit 13, and incorporated herein by reference.


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements Filed; Financial Statement Schedules

         The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

                                                                     Exhibit 13
                                                                    Page Number

Report of Independent Auditors                                           28

Consolidated Balance Sheets - December 31, 1997
and 1996                                                                 29

Consolidated Statements of Income - years
ended December 31, 1997, 1996, and 1995                                  30

Consolidated Statements of Changes in
Stockholders' Equity - years ended December 31,
1997, 1996, and 1995                                                     31

Consolidated Statements of Cash Flows -
years ended December 31, 1997, 1996, and 1995                            32

Notes to Consolidated Financial Statements -
December 31, 1997                                                   33 - 52

Financial Schedules I and II under Article 9 of Regulation S-X are not applicable.

(b)      Reports on Form 8-K

                  The Company filed Form 8-K on October 10, 1997, reporting the acquisition of First Allegiance Financial Corporation.

(c)      Exhibits

                  The exhibits listed in the Exhibit Index on pages 17 through 19 of this FORM 10-K are filed herewith or incorporated by reference from previous filings.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               City Holding Company
                                               --------------------------
                                               (Registrant)


                                             /s/_________________________
                                             Steven J. Day,
                                             President/Director
                                             (Principal Executive Officer)


                                             /s/_________________________
                                             Robert A. Henson,
                                             Chief Financial Officer
                                             (Principal Financial Officer)

POWER OF ATTORNEY

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 1998. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Steven J. Day and Robert A. Henson and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/__________________________                  /s/__________________________
Samuel M. Bowling,                             C. Scott Briers,
Director                                       Director

/s/__________________________                  /s/__________________________
Dr. D. K. Cales,                               Steven J. Day,
Director                                       Director/President

/s/__________________________                  /s/___________________________
Robert D. Fisher, Jack E. Fruth,               Director
Director

/s/__________________________                  /s/__________________________
Jay Goldman,                                   Carlin K. Harmon,
Director                                       Director/Executive Vice President

/s/__________________________                  /s/__________________________
C. Dallas Kayser, Dale Nibert,                 Director
Director

/s/__________________________                  /s/___________________________
Otis L. O'Connor,                              Bob F. Richmond,
Director                                       Director

/s/__________________________                  /s/___________________________
Mark H. Schaul,                                Van R. Thorn,
Director                                       Director

/s/__________________________                  /s/___________________________
George F. Davis,                               Hugh R. Clonch,
Director/Executive Vice President              Director

/s/__________________________                  /s/___________________________
William M. Frazier,                            Leon K. Oxley,
Director                                       Director

/s/__________________________
David E. Haden,
Director

EXHIBIT INDEX

                  The following exhibits are filed herewith or are incorporated herein by reference.

                                                                 Prior Filing
Exhibit                                                        Reference or Page
Number            Description                                   Number Herein
-------           -----------                                  -----------------

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

10                Agreement dated June 5, 1986, by                    III
                  and between Steven J. Day and
                  City Holding Company

11                Statement Re: Computation of Per
                  Share Earnings                                      20

13                 City Holding Company Annual Report
                  to Shareholders for Year Ended
                  December 31, 1997                                   21

22                Subsidiaries of City Holding Company                72

23                Consent of Ernst & Young LLP                        73

24                Power of Attorney (included on the
                  signature page hereof)                              15

27                Financial Data Schedule for the year ending
                  December 31, 1997                                   74


--------------------

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