Form 10-Q
period 1998-03-31
CITY HOLDING CO
filed 1998-05-15
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
March 31, 1998                                                     0-1173


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

            West Virginia                                        55-0619957
(State of other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                               25 Gatewater Road
                        Cross Lanes, West Virginia 25313
                         (Address of principal offices)

Registrant's telephone number, including area code: (304) 769-1100.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   xx       No
     ------       ------

The number of shares outstanding of the issuer's common stock as May 14, 1998.

Common Stock, $2.50 Par Value - 6,755,357 shares




THIS REPORT CONTAINS 37 PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE 32.

                                     Index

                     City Holding Company and Subsidiaries


                  This form 10-Q may include forward-looking financial information within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking information is identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results achieved may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in the Company's principal markets; competition for origination and servicing of mortgage loans, particularly loans with high loan-to-value ratios or retail originations; termination of the Company's participation in its whole loan purchasing program announced on May 11, 1998, or disruption of retail originations; and changes in regulations and government policies affecting banks and their subsidiaries, including changes in monetary policies. The forward-looking financial information is provided to assist investors and Company stockholders in understanding anticipated future financial operations of the Company and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, the Company disclaims any intent or obligation to update this forward-looking financial information.

PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -- March 31, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Income (unaudited) -- Three months ended March 31, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Three months ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows (unaudited) -- Three months ended March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements (unaudited) -- March 31, 1998

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

Item 3.                    Defaults upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


Item I.                                                                                     MARCH 31                   DECEMBER
                                                                                              1998                       1997
ASSETS                                                                                     (unaudited)
Cash and due from banks                                                                    $   61,794                 $    47,207
Federal funds sold                                                                                137                      40,028
                                                                                         ------------                ------------
       CASH AND CASH EQUIVALENTS                                                               61,931                      87,235
Securities available for sale, at fair value Loans:                                           162,346                     162,912
       Gross loans                                                                            797,068                     787,716
       Unearned income                                                                         (7,000)                     (7,354)
       Allowance for possible loan losses                                                      (7,696)                     (7,673)
                                                                                           -----------                ------------
       NET LOANS                                                                              782,372                     772,689
Loans held for sale                                                                           237,052                     134,990
Bank premises and equipment                                                                    46,181                      36,635
Accrued interest receivable                                                                    10,977                       8,677
Other assets                                                                                  100,071                      63,005
                                                                                         ------------               -------------
       TOTAL ASSETS                                                                       $ 1,400,930                 $ 1,266,143
                                                                                          ===========                 ===========

LIABILITIES
Deposits:
Noninterest-bearing                                                                      $    138,408                $    136,842
Interest-bearing                                                                              823,687                     801,656
                                                                                        -------------                ------------
       TOTAL DEPOSITS                                                                         962,095                     938,498
Short-term borrowings                                                                         175,958                     130,191
Long-term borrowings                                                                           98,400                      68,400
Other liabilities                                                                              23,189                      22,799
                                                                                        -------------                 -----------
       TOTAL LIABILITIES                                                                    1,259,642                   1,159,888

Corporation - obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of City Holding
Company ("Trust Preferred Securities")                                                         30,000                           0

STOCKHOLDERS' EQUITY
  Preferred stock, par value $25 a share:
    Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized 20,000,000 shares; issued
    6,488,481 shares as of March 31, 1998 and 6,427,309 shares as of December
    31, 1997, including 11,128 and 11,130 shares in treasury at March 31, 1998
    and December 31, 1997, respectively.                                                       16,222                      16,067
Capital surplus                                                                                51,600                      48,769
Retained earnings                                                                              42,260                      40,374
Cost of common stock in treasury                                                                 (310)                       (310)
Accumulated other comprehensive income                                                          1,516                       1,355
                                                                                            ---------                   ---------
TOTAL STOCKHOLDERS' EQUITY                                                                    111,288                     106,255
                                                                                             --------                    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 1,400,930                 $ 1,266,143
                                                                                          ===========                 ===========


CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(In thousands, except per share data)

                                                                                                THREE MONTH PERIOD ENDED
                                                                                                        MARCH 31

                                                                                             1998                       1997
                                                                                             ----                       ----
INTEREST INCOME
       Interest and fees on loans                                                       $      23,186           $       18,656
       Interest on investment securities:
        Taxable                                                                                 2,100                    2,167
        Tax-exempt                                                                                412                      486
        Other interest income                                                                     211                       56
                                                                                             ------------            ---------
       TOTAL INTEREST INCOME                                                                   25,909                   21,365

INTEREST EXPENSE
       Interest on deposits                                                                     8,858                    7,704
       Interest on short-term borrowings                                                        1,975                    1,262
       Interest on long-term debt                                                               1,475                      592
                                                                                             ------------             --------
       TOTAL INTEREST EXPENSE                                                                  12,308                    9,558

         NET INTEREST INCOME                                                                   13,601                   11,807
PROVISION FOR POSSIBLE LOAN LOSSES                                                                520                      388
                                                                                            -------------             --------

NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                                    13,081                   11,419

OTHER INCOME
      Investment securities gains                                                                  10                       28
      Service charges                                                                           1,125                      948
      Mortgage loan servicing fees                                                              3,883                    2,627
      Gain on sale of loans                                                                     2,558                      810
      Other                                                                                     5,320                      744
                                                                                            -------------             --------
      TOTAL OTHER INCOME                                                                       12,896                    5,157

OTHER EXPENSES
      Salaries and employee benefits                                                            9,008                    6,667
      Occupancy, excluding depreciation                                                         1,169                      853
      Depreciation                                                                              1,682                    1,115
      Other expenses                                                                            9,233                    3,478
                                                                                            -------------            ---------
      TOTAL OTHER EXPENSES                                                                     21,092                   12,113

       INCOME BEFORE INCOME TAXES                                                               4,885                    4,463
INCOME TAXES                                                                                    1,772                    1,634
                                                                                            -------------            ---------

       NET INCOME                                                                             $ 3,113                  $ 2,829
                                                                                              =======                  =======
Basic earnings per common share                                                               $ 0.48                   $ 0.47
                                                                                              ======                   ======
Diluted earnings per common share                                                             $ 0.48                   $ 0.47
                                                                                              ------                   ======
Average common shares outstanding:
        Basic                                                                               6,450,281                6,068,488
                                                                                           ==========               ==========
        Diluted                                                                             6,541,290                6,079,500
                                                                                           ==========                =========

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY CITY HOLDING COMPANY AND SUBSIDIARIES
Three Months Ended March 31, 1998 (in thousands)

                                                                                                 ACCUMULATED
                                                                                                    OTHER                 TOTAL
                                          COMMON       CAPITAL    RETAINED         TREASURY      COMPREHENSIVE         STOCKHOLDERS'
                                           STOCK       SURPLUS    EARNINGS           STOCK          INCOME               EQUITY
                                        ------------ ------------ ------------- ---------------- ----------------------------------
Balances
  at December 31, 1997                   $ 16,067    $  48,769       $ 40,374         ($310)         $ 1,355             $ 106,255
                                                                                                                     ---------------

Comprehensive Income:

Net income                                                              3,113                                                3,113
Other comprehensive income, net of
tax:
Unrealized holding gain on securities
arising during the period                                                                                167                   167
Less: reclassification adjustment for
gains realized in net income                                                                              (6)                   (6)
                                                                                                          ---                   ---
 Other comprehensive income                                                                              161                   161
                                                                                                                     ---------------

Comprehensive Income                                                                                                         3,274
                                                                                                                     ---------------

Cash Dividends
  Declared ($.19/share)                                                (1,227)                                              (1,227)

Common stock issued in acquisitions           155        2,831                                                               2,986
                                        ------------ ------------ ------------- ---------------- -----------------------------------

Balances
   at March 31, 1998                     $ 16,222      $51,600       $ 42,260         ($310)          $1,516             $ 111,288
                                        ============  ===========  ============  =============== ===================================


Three Months Ended March 31, 1997


                                                                                                     ACCUMULATED
                                                                                                        OTHER              TOTAL
                                           COMMON       CAPITAL     RETAINED         TREASURY       COMPREHENSIVE      STOCKHOLDERS'
                                            STOCK       SURPLUS     EARNINGS          STOCK             INCOME            EQUITY
                                         ------------ ------------- -------------- ------------- -----------------------------------
Balances
  at December 31, 1996                    $ 13,998     $  35,426       $ 30,246          ($300)   $        3              $ 79,373
                                                                                                                     ---------------

Comprehensive Income:

Net income                                                                2,829                                              2,829
Other comprehensive income, net of tax:
   Unrealized losses on securities                                                                      (453)                 (453)
                                                                                                                     ---------------

Comprehensive Income                                                                                                         2,376
                                                                                                                     ---------------

Cash Dividends
  Declared ($.18/share)                                                  (1,092)                                            (1,092)

Issuance of stock for Old National Bank
of Huntington                                1,202           298          2,150                           19                 3,669
                                         ------------ ------------- -------------- ------------- -----------------------------------

Balances
at March 31, 1997                         $ 15,200      $ 35,724       $ 34,133          ($300)     $   (431)             $ 84,326
                                         ------------ ------------- -------------- ------------- -----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                                                      THREE MONTH PERIOD ENDED
                                                                                                              MARCH 31

                                                                                                 1998                         1997
                                                                                                 ----                         ----
OPERATING ACTIVITIES
Net Income                                                                                     $  3,113                    $  2,829
Adjustments to reconcile net income to net cash
      used in operating activities:
       Net amortization                                                                             875                         237
       Provision for depreciation                                                                 1,682                       1,123
       Provision for possible loan losses                                                           520                         388
       Loans originated for sale                                                                (84,439)                    (23,149)
       Purchases of loans held for sale                                                        (246,061)                   (135,753)
       Proceeds from loans sold                                                                 231,051                     101,543
       Realized gains on loans sold                                                              (2,558)                       (296)
       Realized investment securities gains                                                         (10)                        (28)
       Increase in accrued interest receivable                                                   (2,300)                     (1,052)
       Increase in other assets                                                                 (33,873)                     (1,048)
       Increase in other liabilities                                                                390                       1,442
                                                                                              -------------              ----------

NET CASH USED IN OPERATING ACTIVITIES                                                          (131,610)                    (53,764)

INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                                            4,049                       9,254
  Proceeds from maturities of securities available for sale                                      19,805                      10,209
  Purchases of securities available for sale                                                    (23,357)                    (24,566)
  Proceeds from maturities and calls of investment securities                                         0                       1,438
  Net increase in loans                                                                         (10,258)                    (11,628)
  Net cash acquired in acquisitions                                                                   0                       9,126
  Purchases of premises and equipment                                                           (11,228)                       (840)
                                                                                             -----------                  ----------

NET CASH USED IN INVESTING ACTIVITIES                                                           (20,989)                     (7,007)

FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits                                                    1,566                       3,258
  Net increase in interest-bearing deposits                                                      22,031                      15,703
  Net increase in short-term borrowings                                                          45,767                      36,173
  Proceeds from long-term-debt                                                                   30,000                       2,650
  Proceeds from issuance of Trust Preferred Securities                                           29,158                           0
  Cash dividends paid                                                                            (1,227)                     (1,092)
                                                                                             --------------              -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       127,295                      56,692
                                                                                              =============               =========

DECREASE IN CASH AND CASH EQUIVALENTS                                                           (25,304)                     (4,079)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 87,235                      47,764
                                                                                             --------------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       61,931                      43,685
                                                                                             ==============               =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 March 31, 1998

         NOTE A - BASIS OF PRESENTATION

                  The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1998. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1997.

         NOTE B - ACQUISITIONS
                  In January 1998, City National Bank (City National), a wholly-owned subsidiary of the Company, acquired Jarrett/Aim Communications, Inc. (Jarrett/Aim). Jarrett/Aim is a printer and direct mail corporation. In March 1998, City National acquired Morton Specialty Insurance Partners,
Inc. (Morton Insurance). Morton Insurance offers property and casualty insurance and bonding programs to established commercial and industrial clients, primarily in energy related industries. In April 1998, City National acquired CityNet Corporation (CityNet) and MarCom, Inc. (MarCom). Both companies provide internet access to business and individual subscribers. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations attributable to the Jarrett/Aim and Morton transactions have been included in the consolidated totals from the date of the acquisitions. The assets of Jarrett/Aim, Morton Insurance, CityNet and MarCom represent less than 1% of the total assets of the Company. Accordingly, no proforma information has been included for the information provided herein.

         Effective April 1, 1998, the Company consummated its acquisition of Del Amo Savings Bank, FSB (Del Amo). Del Amo is a federally chartered savings bank, headquartered in Torrance, California with total assets and total deposits of approximately $116 million and $102 million, respectively, at March 31, 1998. The merger involved the exchange of 264,776 shares of the Company's common stock for all of the outstanding shares of Del Amo. This transaction was accounted for under the purchase method of accounting. Due to the immaterial impact on the Company's financial statements, no proforma information has been included for the information provided herein.


         NOTE C - TRUST PREFERRED SECURITIES

                  During March 1998, City Holding Capital Trust (the "Trust"), a special-purpose statutory trust subsidiary of the Company, issued $30 million of preferred capital securities (the "Capital Securities") to qualified institutional buyers and $928,000 of common securities (the "Common Securities") to the Company. Distributions on the Capital Securities will be payable at an annual rate of 9.15%, payable semi-annually, and each Capital Security has a stated liquidation amount of $1,000. To fund the Trust, the Company sold to the Trust Junior Subordinated Debentures (the "Debentures") with terms identical to the Capital Securities. Cash distributions on the Capital Securities are made to the extent interest on the Debentures is received by the Trust. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities regarding the payment of distributions and payment on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole at par or, if greater, a make-whole amount. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after April 1, 2008, at a declining redemption price ranging from 104.58% to 100% of the liquidation amount. On or after April 1, 2018, the Capital Securities may be redeemed at 100% of the liquidation amount. After deducting expenses incurred in the issuance, the Company received proceeds of $29.2 million from the Capital Securities offering.

                  The offering of the Capital Securities is classified as and is similar to a minority interest and is presented as "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding subordinated debentures of City Holding Company." The Company may include the proceeds from the Capital Securities offering in its Tier I capital, and the Company's payments on the Debentures are fully tax deductible.

         NOTE D - INCOME TAXES

                  The consolidated provision for income taxes is based upon financial statement earnings. The effective tax rate for the three months ended March 31, 1998, of 36.27% varied from the statutory federal income tax rate primarily due to state income taxes and the tax effects of nontaxable interest income and the amortization of goodwill.

         NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, that are not included in the consolidated financial statements. These commitments approximated $84,145,000 at March 31, 1998. These arrangements, consisting principally of unused lines of credit issued in the normal course of business, have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Standby letters of credit, which total $2,873,000, have historically expired unfunded.

         NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

                  Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $3.3 million and $2.4 million, respectively.

                  As of January 1, 1998, the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125, an amendment of FASB Statement 125." The effect of adopting the additional provisions of Statement 125 as amended by Statement 127 had no material impact on the Company's financial position or results of operations. During 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires public companies to disclose certain information about reportable operating segments in complete sets of financial statements of the company and in interim condensed financial statements. However, the provisions of this statement do not require the disclosure of segment information in interim financial statements in the initial year of application therefore no such disclosures are included herein. These disclosure requirements will have no effect on the Company's financial position or results of operations.

         NOTE G - LONG-TERM BORROWINGS

                  Long-term debt consists of a $35,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.875% per annum or the lender's base rate less .25% per annum (7.1875% at March 31, 1998) due on December 31, 1998. As of March 31, 1998, the outstanding balance was equal to $33,400,000. The Company paid $23 million on the line of credit in April 1998 with proceeds received from the issuance of the Trust Preferred Securities (See Note C). Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of City National as collateral for the revolving credit loan. Management intends to refinance this loan according to the provisions provided in the agreement.

                  Additionally, City National maintains long-term financing from the Federal Home Loan Bank (FHLB) in the form of Long-Term LIBOR Floaters as follows:

              Amount                 Interest                 Maturity
              Outstanding              Rate                     Date
              -----------             -------                  --------
              10,000,000               5.60%                   July 2002
              25,000,000               5.61               September 2002
              25,000,000               4.89                 January 2008
               5,000,000               5.48                February 2008


As of March 31, 1998, City National has maximum available credit with the FHLB of approximately $308 million, which is collateralized by a blanket lien on all residential and multi-family mortgage loans, and eligible government and agency securities.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         HIGHLIGHTS

         FINANCIAL POSITION

                  Total assets increased $134.8 million or approximately 10.65% during the first three months of 1998. Net loans increased $9.7 million or 1.3%. Loans held for sale, consisting primarily of loans purchased or originated with the intent to sell or securitize, increased $102.1 million or 75.6%. See LOAN PORTFOLIO and LOANS HELD FOR SALE for further discussion. In addition, the Company earned interest income of approximately $5,847,000 on the loans held for sale during the three months ended March 31, 1998. See NET INTEREST INCOME for further discussion. The increase in net loans and loans held for sale was funded primarily by an increase in short-term, and long-term borrowings of $45.8 million and $33.0 million, respectively. Other assets increased $37.1 million during the first quarter of 1998 due to the recording of approximately $30 million in receivables for loans sold in late March 1998 and due to an additional $7.9 million in retained interest recorded through an asset-backed securitization transaction. See LOANS HELD FOR SALE for further discussion. Total stockholders' equity increased $5.0 million during the first three months of 1998 primarily due to the net income recorded during the period of $3.1 million less dividends of $1.2 million and the $3.0 million increase due to common stock issued in acquisitions.

QUARTER ENDED MARCH 31, 1998, COMPARED TO QUARTER ENDED MARCH 31, 1997.

                  The Company reported net income of $3,113,000 for the three months ended March 31, 1998 compared to net income of $2,829,000 for the quarter ended March 31, 1997. This increase of $284,000, or 10.04%, was attributable to an increase in net interest income after provision for possible loan losses of $1,662,000 and an increase in other income (excluding securities transactions) of $7,757,000 which was offset with an increase in other expenses of $8,979,000.

                  The increase in non-interest income is a result of the Company's $2.6 million increase in net origination fees on junior lien mortgages and an additional $1.3 million in non-interest income from the mortgage servicing division. A net increase of $1.7 million in gains on loans sold to third parties also contributed to the increase in non-interest income. In addition, the Company recognized $1.2 million in non-interest income from printing and insurance services combined, with no income recorded for these services in the first quarter of 1997.

                  Non-interest expenses increased $8,979,000 or 74.13% during the first quarter of 1998 as compared to the same period of 1997, primarily due to the $5.6 million in expenses associated with the Companys' acquisitions in 1997. Because prior periods were not restated for these acquisitions, no expenses for these new divisions are included in the 1997 results. With the overall growth of the Company, total personnel and other expenses have continued to increase approximately $922,000 and $1.3 million, respectively, excluding the impact of the 1997 acquisitions as previously discussed.

                  Net income for the first quarter also benefited from an increase of $1,794,000 in the Company's net interest income during the first quarter of 1998 as compared to the same period of 1997. See NET INTEREST INCOME for further discussion. Earnings per share (basic and diluted) were $.48 and $.47 for the first quarter of 1998 and 1997, respectively.

SELECTED RATIOS

                  The return on average assets (ROA) for the first quarter of 1998 was .96% compared to 1.02% in the first quarter of 1997. The return on average shareholder's equity (ROE) for the first quarter of 1998 was 11.57% compared to 13.39% ROE for the first quarter of 1997.

                  The dividend payout ratio of 39.6% for the quarter ended March 31,1998 represents an increase of 3.3% from the dividend payout ratio of 38.3% for the quarter ended March 31, 1997. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

LOAN PORTFOLIO

                  The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)

                                                 March 31           December 31
                                                   1998                1997
Commercial, financial and
   agricultural                                   244,436             232,602
Real Estate-Mortgage                              374,130             371,974
Real Estate-Construction                           27,115              28,427
Installment and other                             151,387             154,713
Unearned Income                                    (7,000)             (7,354)
                                                 ---------           ---------
         TOTAL                                    790,068             780,362
                                                  =======             =======

Loans Held for Sale
   Program Loans                                  214,656             114,462
   Loans Originated for Sale                       22,396              20,528
                                                 --------            --------
         TOTAL                                    237,052             134,990
                                                 ========             =======

                  The Company continues to grant portfolio loans to customers generally within the market areas of City National and its divisions. Loan volume has continued to increase in recent years as a result of the Company's more active solicitation of commercial loan business as well as general volume increases applicable to the traditional borrowing segment from which the Company has generated loans in the past. The Company has successfully attracted more commercial customers, while continuing to obtain noncommercial, lower risk collateral such as residential properties. The Company's collateral position with respect to real estate loans has typically been less volatile than its peers, particularly banks located outside of its region where dramatic escalations in real estate values took place in certain prior years.

LOANS HELD FOR SALE

                  Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell or securitize and are carried at the lower of aggregate cost or market. With the acquisition of First Allegiance and the creation of City Credit Services and CNB-Retail in the fourth quarter of 1997, the Company began to originate high loan-to-value (LTV) debt consolidation loans and other junior lien mortgage loans on a nationwide level. Currently, these divisions are conducting business in 30 states across the country. These loans are expected to either be securitized by the Company or sold within 90-180 days to independent third parties.

                  The Company announced on May 11, 1998, that it had discontinued its participation in a whole loan purchasing program with a non-affiliated seller. The Company had participated in this program since the first quarter of 1994.

                  As a result of discontinuing this program, the Company's average balance of loans held for sale is expected to be less than originally estimated, primarily in the third and fourth quarter, but also for the months of May and June. In addition, servicing volume increases will not be as great as was expected.

                  The Company has estimated that the impact of these events on 1998 earnings per share will be a decrease of $0.30 per share to $0.40 per share, or 11-15% of its SNL I/B/E/S consensus estimate.

                  The Company's origination and purchasing of loans to be sold or securitized involves certain risks. Such risks include credit risk related to the quality of the underlying loan and the borrower's financial capability to repay the loan, market risk related to the continued attractiveness of the loan product to both borrowers and end-investors, and interest rate risk related to potential changes in interest rates and the resulting repricing of both financial assets and liabilities. The Company seeks to manage this risk by continuously improving policies and procedures designed to reduce the risk of loss to a level commensurate with the return being earned on the Company's investment.

                  During the first quarter of 1998, the Company originated $84 million and purchased $246 million in loans held for sale and sold $231 million during the same period. This compares to originations of $23 million, purchases of $136 million, and sales of $102 million during the first quarter of 1997.

                  On March 18, 1998, the Company sold approximately $59.7 million of junior lien mortgage loans held for sale through an asset-backed securitization transaction. As a result, the Company recorded a retained interest of approximately $7.9 million. At March 31, 1998, approximately $12.2 million is included in Other Assets representing the Company's retained interests in its securitized loan pools.

LOAN SERVICING

                  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. They consist primarily of Title I home improvement loans and debt consolidation loans secured by junior lien mortgages. The unpaid principal balances of mortgage loans serviced for others was $1.422 billion and $1.253 billion at March 31, 1998 and December 31, 1997, respectively. The unpaid principal balances of intercompany mortgage loans serviced was $227,701,000 at March 31, 1998.

                  Mortgage loan servicing rights of $1,985,000 and $2,462,000 at March 31, 1998 and December 31, 1997, respectively, are included in other assets in the accompanying balance sheets. Amortization of mortgage loan servicing rights approximated $179,000 and $70,000 during the three months ended March 31, 1998 and March 31, 1997, respectively.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

                  The following table summarizes the Company's risk elements for the periods ending March 31, 1998 and December 31, 1997. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 113% as of March 31, 1998.

                  Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                                Three Months
                                                   Ended             Year Ended
                                                  March 31           December 31
                                                    1998                1997
                                                    ----                ----
ALLOWANCE FOR LOAN LOSSES
        Balance at beginning of period              $7,673              $7,281
        Charge-offs                                   (602)             (1,899)
        Recoveries                                     105                 419
                                                   ----------         --------
        Net charge-offs                               (497)             (1,480)
        Provision for loan possible losses             520               1,662
        Balance of acquired subsidiary                   0                 210
                                                  -----------         --------
        Balance at end of period                    $7,696              $7,673
                                                   ==========         ========

AS A PERCENT OF AVERAGE TOTAL LOANS
        Net charge-offs                              .06%               .20%
        Provision for possible loan losses           .07%               .22%
        Allowance for loan losses                    .98%              1.01%

                                                  March 31           December 31
                                                    1998                1997
                                                    ----                ----
NON-PERFORMING ASSETS
        Other real estate owned                     $1,576              $1,263
        Non-accrual loans                            2,833               3,758
        Accruing loans past due 90 days
          or more                                    1,868               1,858
        Restructured loans                             331                 331
                                                   ---------           -------
        Total Non-performing Assets                 $6,608              $7,210

POTENTIAL PROBLEM LOANS                               $190                $204

AS A PERCENT OF NON-PERFORMING ASSETS
   AND POTENTIAL PROBLEM LOANS
        Allowance for loan losses                   113.21%            103.49%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
AS A PERCENT OF AVERAGE TOTAL LOANS                   0.24%             0.25%
INTEREST RATE SENSITIVITY AND LIQUIDITY


                  Interest Rate Sensitivity: The Company manages its liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to declines in value as a result of changes in general market interest rates. The Company seeks to reduce the risk through asset and liability management, where the goal is to optimize the balance between earnings and interest rate risk. The Company measures interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At March 31, 1998, the one year period shows a negative gap (liability sensitive) of $382 million. This analysis is a "static gap" presentation and movements in deposit rates offered by City National lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the banking divisions, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions, which may differ from the related contractual terms of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date. After management adjustments, the table shows a negative gap in the one-year period of $139 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. However, when interest rates are rising, this position produces the converse effect. Consequently, the Company has experienced a slight decline in its net interest margin during the past two years and is somewhat vulnerable to a rapid rise in interest rates in 1998. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

INTEREST RATE SENSITIVITY GAPS (in thousands)


                                          1 to 3 MO.     3 to 12 MO.     1 to 5 YRS.    Over 5 YRS.        Total
                                         -------------- --------------- -------------- --------------- ---------------
ASSETS
  Gross loans                               $176,704        $94,211        $422,352       $100,968        $794,235
  Loans held for sale                        237,052              0               0              0         237,052
  Securities                                  20,047         21,424          91,170         29,705         162,346
  Federal funds sold                             137              0               0              0             137
  Retained   interest  in   securitized       12,221              0               0              0          12,221
loans
                                         -------------- --------------- -------------- --------------- ---------------

Total interest earning assets               $446,161       $115,635        $513,522       $130,673      $1,205,991
                                         -------------- --------------- -------------- --------------- ---------------

LIABILITIES
  Savings and NOW Accounts                  $377,298             $0              $0             $0        $377,298
  All other interest bearing deposits         85,274        206,900         135,247         18,968         446,389
  Short term and other borrowings            175,958              0               0              0         175,958
  Long term borrowings                        98,400              0               0              0          98,400
  Trust preferred securities                       0              0               0         30,000          30,000
                                         -------------- --------------- -------------- --------------- ---------------

Total interest bearing liabilities          $736,930       $206,900        $135,247        $48,968      $1,128,045
                                         -------------- --------------- -------------- --------------- ---------------

Interest sensitivity gap                   ($290,769)      ($91,265)       $378,275        $81,705         $77,946
                                         -------------- --------------- -------------- --------------- ---------------

Cumulative sensitivity gap                 ($290,769)     ($382,034)        ($3,759)       $77,946
                                         ============== =============== ============== =============== ===============

Management adjustments                      $307,850       ($64,464)      ($224,182)      ($19,204)
                                         -------------- --------------- -------------- --------------- ---------------

Cumulative management adjusted gap           $17,081      ($138,648)        $15,445        $77,946
                                         ============== =============== ============== =============== ===============

The table above includes various assumptions and estimates by management as to maturity and repricing patterns. Future interest margins will be impacted by balances and rates which are subject to change periodically throughout the year.

In addition to the interest rate sensitivity gap analysis, the Company performs an earnings sensitivity analysis to identify the impact of changes in interest rates on its net interest income. Since the simulated gap analysis incorporates management assumptions as noted in the previous gap analysis discussion, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

         The Company's policy objective is to avoid negative fluctuations in net interest income of 10% within a 12-month period. As of March 31, 1998, the Company had the following estimated earnings sensitivity profile:

                                               Immediate Change in Rates
        Pretax Earnings Changes                +200 bp          -200 bp
                                               ($769,000)        $769,000

         Based on the results of the simulation model as of March 31, 1998, the Company would expect a decrease in net interest income of $385,000 and an increase in net interest income of $385,000 if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period.

         Liquidity: During 1997 and continuing into 1998, the Company has sought additional sources of liquidity. These additional sources were necessitated by management's desire to reduce the reliance upon the Federal Home Loan Bank in funding the Company's loans held for sale.

         In the fourth quarter of 1997, a New York investment bank committed to issue up to $100 million of the Company's certificates of deposit. The activation of this commitment is solely at the discretion of the Company. The certificates of deposit could be issued in maturities up to five years at a rate equal to a comparable treasury maturity plus a market based spread. At March 31, 1998, $2 million of the certificates of deposit had been sold under this commitment at an average rate and term of approximately 5.70% and two years, respectively. In addition, the Company is currently negotiating with a large regional bank to enter into a committed $100 million warehouse line to fund loan purchases and originations. There can be no assurance that the Company will issue additional certificates of deposit pursuant to this arrangement or that the warehouse line will be obtained.

         The Company is satisfied with its liquidity position and its plans for diversifying the Company's funding sources, and there are no known trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity. The Company also seeks to maintain adequate liquidity in order to generate sufficient cash flows to fund operations on a timely basis. The Company manages its liquidity position to provide for asset growth and to ensure that the funding needs of depositors and borrowers can be met promptly. The Company does not have a high concentration of volatile funds, and all such funds are invested in assets of comparable maturity to mitigate liquidity concerns.

                  The Company's cash and cash equivalents, represented by cash, due from banks and federal funds sold, are a product of its operating, investing and financing activities. These activities are set forth in the Company's Consolidated Statements of Cash Flows included elsewhere herein. Cash was used from operating activities in the first quarter of 1998 and 1997 due to cash outlays for loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities for both periods presented which is indicative of the Company's net increases in loan volume and purchases of securities available for sale. Cash was provided by financing activities during each period, as a result of net increases in deposits, short-term and long-term borrowings, and the issuance of the trust preferred securities in March 1998.

CAPITAL RESOURCES

                  As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At March 31, 1998, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

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


                  The following table presents comparative capital ratios and related dollar amounts of capital for the Company:


                                                                         Dollars in Thousands
                                                                   March 31                  December 31
                                                                     1998                       1997
                                                                    -----                      ----
Capital  Components
          Tier 1 risk-based capital                                 $112,440                 $  82,842
          Total risk-based capital                                   120,136                    90,515

Capital Ratios
          Tier 1 risk-based                                            10.21%                     9.16%
          Total risk-based                                             10.91                     10.00
          Leverage                                                      8.82                      6.49
Regulatory Minimum
          Tier 1 risk-based (dollar/ratio)                      $44,045/4.00%             $36,191/4.00%
          Total risk-based (dollar/ratio)                        88,091/8.00               72,381/8.00
          Leverage (dollar/ratio)                                50,983/4.00               51,094/4.00



                  The strong capital position of the Company is indicative of management's emphasis on asset quality and a history of retained net income. The ratios enable the Company to continually pursue acquisitions and other growth opportunities. Improvements in operating results and a consistent dividend program, coupled with an effective management of credit risk, have been, and will be, the key elements in maintaining the Company's present capital position. As of March 31, 1998, the increased ratios reflect the effect of the Company's Trust Preferred offering. See to NOTE C to Consolidated Financial Statements - TRUST PREFERRED SECURITIES.

                  The Company does not anticipate any material capital expenditures in 1998. Earnings from City National are expected to remain adequate to fund payment of stockholders' dividends and normal internal growth. In management's opinion, City National maintains the capability to upstream sufficient dividends to meet the normal cash requirements of the Company.

NET INTEREST INCOME

                  Net interest income, on a fully federal tax-equivalent basis, improved from the first quarter of 1997 to the first quarter of 1998 by approximately $1,766,000 due to an increase in net earning assets. Net yield on earning assets increased between the respective periods from 4.69% to 4.72%. Earning asset yields increased 51 basis points (100 basis points equal one percent) to 8.92%, and the cost of interest-bearing liabilities increased 45 basis points to 4.72%. The $22,000 increase in net interest income due to a change in the rate, as shown in the following table, was coupled with a $1,744,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was increased average loans held for sale.


EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)


                                                                            Quarter Ended
                                                                               March 31
                                                             1998                                    1997
                                               Average                    Yield/      Average                    Yield/
                                               Balance      Interest       Rate       Balance      Interest        Rate
                                               -------      --------       ----       -------      --------        ----
EARNING ASSETS:
Loans (1)
   Commercial and industrial                  $ 238,599      $ 5,403       9.06%    $  243,748    $  5,117        8.40%
   Real estate                                  401,867        8,391       8.35        341,740      7,332          8.58
   Consumer obligations                         143,962        3,545       9.85        144,986      3,536          9.76
                                              --------------------------------------------------------------------------
      Total loans                               784,428       17,339       8.84        730,474     15,985          8.75

Loans held for sale                             217,299        5,847      10.76        114,006      2,671          9.37

Securities
   Taxable                                      131,264        2,100       6.40        141,388      2,167          6.13
   Tax-exempt (2)                                31,592          634       8.03         35,837        736          8.21
                                              --------------------------------------------------------------------------
      Total securities                          162,856        2,734       6.72        177,225      2,903          6.55

Retained interest in securitized loans            5,632          180      12.78              0          0         0.00

Federal funds sold                                2,224           31       5.58          6,861         56          3.26
                                              --------------------------------------------------------------------------
   Total earning assets                       1,172,439       26,131       8.92      1,028,566     21,615          8.41
Cash and due from banks                          30,647                                 37,933
Bank premises and  equipment                     41,079                                 30,847
Other assets                                     66,559                                 17,133
 Less: allowance for possible loan losses        (8,809)                                (7,574)
                                              --------------------------------------------------------------------------
   Total assets                              $1,301,915                             $ 1,106,905
                                            --------------- ----------- ----------- ------------- ------------ ------------

INTEREST-BEARING LIABILITIES:
Demand deposits                              $  149,740      $ 1,246       3.33%     $ 117,948     $  897         3.04%
Savings deposits                                215,908        1,591       2.95        221,511      1,627         2.94
Time deposits                                   449,450        6,021       5.36        405,148      5,180         5.11
Short-term borrowings                           138,539        1,975       5.70        112,500      1,262         4.49
Long-term debt                                   89,511        1,475       6.59         38,108        592         6.21
                                              --------------------------------------------------------------------------
 Total interest-bearing liabilities           1,043,148       12,308       4.72        895,215      9,558         4.27
Demand deposits                                 127,824                                117,389
Other liabilities                                23,030                                  9,795
Trust preferred securities                          333                                      0
Stockholders' equity                            107,580                                 84,506
                                              --------------------------------------------------------------------------
     Total liabilities and
      Stockholders' equity                   $1,301,915                             $1,106,905
                                            =============== =========== =========== ============= ============ ============
     Net interest income                                    $ 13,823                              $12,057
                                            =============== =========== =========== ============= ============ ============

     Net yield on earning assets                                           4.72%                                    4.69%
                                            =============== =========== =========== ============= ============ ============


(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35% in 1998 and 34% in 1997.


RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)


                                                                                    Quarter Ended
                                                                                      March 31
                                                                                    1998 VS. 1997

                                                                                 Increase (Decrease)
                                                                                  Due to Change In:

                                                                  Volume                Rate                 Net
                                                                  -------               ----                 ---
INTEREST INCOME FROM:
Loans
   Commercial and Industrial                              $         (621)     $          907      $          286
   Real estate                                                     2,283              (1,224)              1,059
   Consumer obligations                                             (112)                121                   9
                                                          ------------------- ------------------- -------------------
      Total loans                                                  1,550                (196)              1,354

Loans held for sale                                                2,729                 447               3,176

Investment securities
   Taxable                                                          (513)                446                 (67)
   Tax-exempt (1)                                                    (86)                (16)               (102)
                                                          ------------------- ------------------- -------------------
      Total investment securities                                   (599)                430                (169)

Retained interest in securitized loans                               180                   0                 180

Federal funds sold                                                  (167)                142                 (25)
                                                          ------------------- ------------------- -------------------
Total interest-earning assets                             $        3,693       $         823       $       4,516

INTEREST EXPENSE ON:
Demand deposits                                                      259                  90                 349
Savings deposits                                                     (69)                 33                 (36)
Time deposits                                                        585                 256                 841
Short-term borrowings                                                329                 384                 713
Long-term debt                                                       845                  38                 883
                                                          ------------------- ------------------- -------------------
Total interest-bearing liabilities                        $        1,949       $         801       $       2,750
                                                          ------------------- ------------------- -------------------

 NET INTEREST INCOME                                      $        1,744       $          22      $        1,766
                                                          =================== =================== ===================

(1) Fully federal taxable equivalent using a tax rate of 35% in 1998 and 34% in 1997.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.



Item 3.                    Quantitative and Qualitative                                           Not Applicable
                            Disclosures and Market Risk

PART II                              OTHER INFORMATION
Item 1.                             Legal Proceedings -                                           None
Item 2.                         Changes in Securities -                                           None
Item 3.                Defaults Upon Senior Securities-                                           None
Item 4.              Submission of Matters to a Vote of
                                     Security Holders -

Item 5.                             Other Information -  On May 11, 1998, the Company issued a press release announcing the discontinuation of
                                                         its participation in a whole loan purchasing
                                                         program with a non-affiliated seller.  The
                                                         press release is attached as an exhibit hereto.
Item 6.                Exhibits and Reports on 8-K -
                                  Exhibit
                                  Number                                    Exhibit
                                    11                   Computation of Earnings per Share
                                    27                   Financial Data Schedule for the three months
                                                         ended March 31, 1998
                                    99                   Press Release issued May 11, 1998





                               S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CITY HOLDING COMPANY




May 14,1998                                      By /s/ Dawn Woolsey
                                                   ----------------------
                                                 Dawn Woolsey,
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                                                                       Page Number
-------                                                                                                       -----------
Index
-----
11                   Computation of Earnings per Share                                                             33
27                   Financial Data Schedule for the three months ending March 31, 1998                          34 - 35

99                   Press Release Issued May 11, 1998                                                           36 - 37