Form 10-Q
period 1998-06-30
CITY HOLDING CO
filed 1998-08-14
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                   Commission File Number
June 30, 1998                                               0-1173


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


       West Virginia                                      55-0619957
(State of other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)



                                25 Gatewater Road
                         Charleston, West Virginia 25313
                         (Address of principal offices)

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

The number of shares outstanding of the issuer's common stock as of August 11, 1998.

Common Stock, $2.50 Par Value -  6,707,276 shares

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

PART I      FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Income (unaudited) -- Six months ended June 30, 1998 and 1997 and the three months ended June 30, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Six months ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows (unaudited) -- Six months ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements (unaudited) - June 30, 1998


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

Item 6.           Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

Item I.

                                                            JUNE 30           DECEMBER
                                                              1998              1997
                                                         -----------          --------
                                                         (unaudited)
ASSETS
Cash and due from banks                                   $   62,111        $    47,207
Federal funds sold                                               570             40,028
                                                        ------------      -------------
         CASH AND CASH EQUIVALENTS                            62,681             87,235
Securities available for sale, at fair value                 166,994            162,912
Loans:
     Gross loans                                             936,161            787,716
     Unearned income                                          (6,889)            (7,354)
     Allowance for possible loan losses                       (8,680)            (7,673)
                                                          -----------        -----------
        NET LOANS                                            920,592            772,689
Loans held for sale                                          194,959            134,990
Bank premises and equipment                                   50,371             36,635
Accrued interest receivable                                   10,292              8,677
Other assets                                                  95,611             63,005
                                                        -------------      ------------
        TOTAL ASSETS                                     $ 1,501,500        $ 1,266,143
                                                         ===========        ===========
LIABILITIES
Deposits:
Noninterest-bearing                                     $    174,707       $    136,842
Interest-bearing                                             957,002            801,656
                                                        -------------     -------------
        TOTAL DEPOSITS                                     1,131,709            938,498
Short-term borrowings                                        111,974            130,191
Long-term borrowings                                          81,295             68,400
Other liabilities                                             20,414             22,799
                                                        -------------     -------------
        TOTAL LIABILITIES                                  1,345,392          1,159,888

Corporation-obligated mandatorily redeemable
capital securities of subsidiary
trust holding solely subordinated debentures
of City Holding Company ("Trust Preferred
Securities")                                                  30,000                  0

STOCKHOLDERS' EQUITY
  Preferred stock, par value $25 a share:
     Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
     20,000,000  shares;  issued  6,749,785  shares
     as of  June  30,  1998 and 6,427,309  shares
     as of  December  31,  1997,  including  17,055
     and 11,130 shares in treasury at June 30, 1998
     and December  31,  1997,  respectively.                  16,874             16,067
Capital surplus                                               63,734             48,769
Retained earnings                                             44,280             40,374
Cost of common stock in treasury                                (591)              (310)
Accumulated other comprehensive income                         1,811              1,355
                                                         -----------          ---------
       TOTAL STOCKHOLDERS' EQUITY                            126,108            106,255
                                                           ---------          ---------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                              $ 1,501,500        $ 1,266,143
                                                         ===========        ===========

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except per share data)

                                                              SIX MONTH PERIOD ENDED
                                                                         JUNE 30
                                                             1998              1997
                                                          -----------       -----------
                                                          (unaudited)       (unaudited)
INTEREST INCOME
     Interest and fees on loans                          $    48,982        $     40,563
     Interest on investment securities:
      Taxable                                                  4,133               4,456
      Tax-exempt                                                 828                 974
      Other interest income                                      783                  59
                                                            --------            --------
     TOTAL INTEREST INCOME                                    54,726              46,052

INTEREST EXPENSE
     Interest on deposits                                     19,374              15,851
     Interest on short-term borrowings                         3,475               3,479
     Interest on long-term debt                                3,409               1,252
                                                          ----------            --------
     TOTAL INTEREST EXPENSE                                   26,258              20,582

         NET INTEREST INCOME                                  28,468              25,470
PROVISION FOR POSSIBLE LOAN LOSSES                             1,201                 828
                                                           ---------             -------
NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                   27,267              24,642

OTHER INCOME
    Investment securities gains                                   16                  11
    Service charges                                            2,392               2,086
    Mortgage loan servicing fees                               8,009               5,352
    Net origination fees on junior mortgages                   6,217                   0
    Gain on sale of loans                                      7,333                 993
    Other                                                      8,029               1,457
                                                            --------           ---------
    TOTAL OTHER INCOME                                        31,996               9,899

OTHER EXPENSES
    Salaries and employee benefits                            19,402              13,991
    Occupancy, excluding depreciation                          2,644               1,753
    Depreciation                                               3,661               2,253
    Advertising                                                9,119                 724
    Other expenses                                            14,375               6,471
                                                          ----------           ---------
    TOTAL OTHER EXPENSES                                      49,201              25,192

       INCOME BEFORE INCOME TAXES                             10,062               9,349
INCOME TAXES                                                   3,650               3,345
                                                           ---------           ---------
       NET INCOME                                          $   6,412           $   6,004
                                                               =====               =====

Basic earnings per common share                            $    0.97           $    0.99
                                                              ======               =====

Diluted earnings per common share                          $    0.96           $    0.99
                                                             =======               =====
Average common shares outstanding:
        Basic                                              6,589,368           6,069,192
                                                          ==========          ==========
        Diluted                                            6,640,059           6,079,500
                                                          ==========          ==========

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except per share data)

                                                             THREE MONTH PERIOD ENDED
                                                                     JUNE 30
                                                             1998              1997
                                                          -----------       -----------
                                                          (unaudited)       (unaudited)
INTEREST INCOME
     Interest and fees on loans                          $    25,796         $    21,907
     Interest on investment securities:
      Taxable                                                  2,033               2,289
      Tax-exempt                                                 416                 488
      Other interest income                                      572                   3
                                                            --------           ---------
     TOTAL INTEREST INCOME                                    28,817              24,687

INTEREST EXPENSE
     Interest on deposits                                     10,516               8,147
     Interest on short-term borrowings                         1,500               2,217
     Interest on long-term debt                                1,934                 660
                                                          ----------            --------
     TOTAL INTEREST EXPENSE                                   13,950              11,024

         NET INTEREST INCOME,                                 14,867              13,663
PROVISION FOR POSSIBLE LOAN LOSSES                               681                 440
                                                           ---------             -------
NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                   14,186              13,223

OTHER INCOME
    Investment securities gains (losses)                           6                 (17)
    Service charges                                            1,267               1,138
    Mortgage loan servicing fees                               4,126               2,570
    Net origination fees on junior mortgages                   4,071                   0
    Gain on sale of loans                                      4,775                 183
    Other                                                      4,855                 868
                                                            --------             -------
    TOTAL OTHER INCOME                                        19,100               4,742

OTHER EXPENSES
    Salaries and employee benefits                            10,394               7,324
    Occupancy, excluding depreciation                          1,475                 900
    Depreciation                                               1,979               1,138
    Advertising                                                6,022                 400
    Other expenses                                             8,239               3,317
                                                           ---------           ---------
    TOTAL OTHER EXPENSES                                      28,109              13,079

     INCOME BEFORE INCOME TAXES                                5,177               4,886
INCOME TAXES                                                   1,878               1,711
                                                           ---------           ---------

     NET INCOME                                            $   3,299           $   3,175
                                                             =======              ======
Basic earnings per common share                            $    0.49           $    0.52
                                                             =======              ======
Diluted earnings per common share                          $    0.48           $    0.52
                                                             =======              ======
Average common shares outstanding:
        Basic                                              6,728,456           6,069,161
                                                          ==========          ==========
        Diluted                                            6,833,634           6,080,173
                                                          ==========          ==========

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
 (in thousands)

                                                                 ACCUMULATED
                                                                    OTHER          TOTAL
                           COMMON   CAPITAL  RETAINED  TREASURY COMPREHENSIVE  STOCKHOLDERS'
                            STOCK   SURPLUS  EARNINGS   STOCK       INCOME         EQUITY
                           -------------------------------------------------------------------
Six Months  Ended June 30,
1998

Balances at  December  31,
1997                       $ 16,067 $48,769   $  40,374   ($310)     $  1,355       $106,255

Comprehensive Income:

Net income                                        6,412                                6,412
Other comprehensive
income, net of tax:
  Unrealized holding gain
  on securities arising
  during the period                                                       466            466
  Less: reclassification
  adjustment for gains
  realized in net income                                                  (10)           (10)
  Other comprehensive                                             ------------  -------------
  income                                                                  456            456
                                                                                -------------

Comprehensive Income                                                                   6,868

Cash Dividends
 Declared ($.38/share)                           (2,506)                              (2,506)
Purchase  of 5,925  shares
of treasury stock                                          (281)                        (281)

Common   stock  issued  in
acquisitions                    807  14,965                                           15,772
                           -------------------------------------------------------------------

Balances at June 30, 1998  $ 16,874 $63,734   $  44,280   ($591)     $  1,811     $  126,108
                           -------------------------------------------------------------------

                                                                 ACCUMULATED
                                                                    OTHER          TOTAL
                            COMMON  CAPITAL  RETAINED  TREASURY COMPREHENSIVE  STOCKHOLDERS'
                            STOCK   SURPLUS  EARNINGS   STOCK       INCOME         EQUITY
                           -------------------------------------------------------------------
Six Months  Ended June 30,
1997

Balances at  December  31,
1996                       $13,998  $35,426   $  30,246  ($300)  $           3      $79,373

Comprehensive Income:

Net income                                        6,004                               6,004
Other comprehensive
income, net of tax:
  Unrealized    gains   on
  securities                                                               555          555
                                                                                -----------

Comprehensive Income                                                                  6,559

Cash Dividends                                   (2,186)                             (2,186)
  Declared ($.36/share)

Exercise  of  2,627  stock
options                          7       58                                              65

Sale of  2,511  shares  of
treasury stock                           13                 67                           80
Purchase  of 2,300  shares
of treasury stock                                          (77)                         (77)
Issuance  of stock for Old
National Bank
of Huntington                1,202      298       2,150                    19         3,669
                           -------------------------------------------------------------------



Balances at June 30, 1997  $15,207  $35,795     $36,214  ($310)         $ 577      $ 87,483
                           -------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                              SIX MONTH PERIOD ENDED
                                                                      JUNE 30
                                                              1998             1997
                                                          -----------       -----------
                                                          (unaudited)       (unaudited)
OPERATING ACTIVITIES
Net Income                                                    $  6,412           $  6,004
Adjustments to reconcile net income to net cash
    used in operating activities:
     Net amortization                                              885                493
     Provision for depreciation                                  3,661              2,261
     Provision for possible loan losses                          1,201                828
     Loans originated for sale                                (225,403)           (58,357)
     Purchases of loans held for sale                         (408,047)          (301,971)
     Proceeds from loans sold                                  580,814            343,561
     Realized gains on loans sold                               (7,333)              (993)
     Realized investment securities gains                          (16)               (11)
     Increase in accrued interest receivable                    (1,023)              (517)
     Increase in other assets                                  (22,410)            (2,011)
     Increase (decrease) in other liabilities                   (5,439)             1,424
                                                                -------       -----------

NET CASH USED IN OPERATING ACTIVITIES                          (76,698)            (9,289)

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale            9,196             17,134
 Proceeds from maturities of securities available for
  sale                                                          43,096             20,095
 Purchases of securities available for sale                    (52,418)           (44,425)
 Proceeds from maturities and calls of investment
  securities                                                         0              1,863
 Net increase in loans                                         (40,503)           (36,702)
 Net cash acquired in acquisitions                               2,454              9,126
 Purchases of premises and equipment                           (16,162)            (1,940)
                                                               --------            -------

NET CASH USED IN INVESTING ACTIVITIES                          (54,337)           (34,849)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing deposits                   37,661              4,349
 Net increase in interest-bearing deposits                      52,982             23,443
 Net (decrease) increase in short-term borrowings              (18,273)            11,093
 Proceeds from long-term debt                                   34,750              5,150
 Repayment of long-term debt                                   (27,010)                 0
 Proceeds from issuance of Trust Preferred Securities           29,158                  0
 Exercise of stock options                                           0                 65
 Purchases of treasury stock                                      (281)               (77)
 Proceeds from sales of treasury stock                               0                 80
 Cash dividends paid                                            (2,506)            (2,186)
                                                             ----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      106,481             41,917
                                                               -------          ---------


DECREASE IN CASH AND CASH EQUIVALENTS                          (24,554)            (2,221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                87,235             47,764
                                                           -----------             ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  62,681          $  45,543
                                                             =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1998

NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements, include all the accounts of City Holding Company (the Parent Company) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1998. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - MERGERS AND ACQUISITIONS

      On August 7, 1998, the Company announced that it had signed a definitive agreement to merge with Horizon Bancorp, Inc. Expected to be accounted for as a pooling of interests, the merger entails an exchange of $45.00 in City Holding common stock, subject to adjustment, for each share of Horizon common stock. If, based on trading prices near the closing of the transaction, the value of City Holding stock is between $40.50 and $44.40, Horizon shareholders will receive $45.00 in City Holding common stock. If the value of City Holding common stock is less than $40.50, Horizon shareholders will receive 1.111 shares of City Holding stock. If the value of City Holding common stock is greater than $44.50, Horizon shareholders will receive 1.011 shares of City Holding stock. The merger is subject to the approval of City Holding and Horizon shareholders and applicable regulatory authorities and is expected to close during the first quarter of 1999. Horizon has granted City Holding the option, exercisable under certain circumstances, to purchase up to 19.9% of Horizon shares of common stock outstanding and City Holding has granted Horizon a similar option on its own shares of common stock.

      Effective April 1, 1998, the Company consummated its acquisition of Del Amo Savings Bank, FSB (Del Amo). Del Amo is a federally chartered savings bank, headquartered in Torrance, California with total assets and total deposits of approximately $116 million and $102 million, respectively, at March 31, 1998. The merger involved the exchange of approximately 261,000 shares of the Company's common stock for all of the outstanding shares of Del Amo. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the consolidated totals from the date of acquisition. Due to the immaterial impact on the Company's financial statements, no proforma information has been included for the information provided herein.

      In January 1998, City National Bank of West Virginia (City National), a wholly-owned subsidiary of the Company, acquired Jarrett/Aim Communications, Inc. (Jarrett/Aim). Jarrett/Aim is a printing and direct mail corporation. In March 1998, City National acquired Morton Specialty Insurance Partners, Inc. (Morton Insurance). Morton Insurance offers property and casualty insurance and bonding programs to established commercial and industrial clients, primarily in energy-related industries. In April 1998, City National acquired CityNet

Corporation (CityNet) and MarCom, Inc. (MarCom). Both companies provide internet access to business and individual subscribers. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations attributable to these transactions have been included in the consolidated totals from the dates of the acquisitions. The assets of Jarrett/Aim, Morton Insurance, CityNet and MarCom represent less than 1% of the total assets of the Company. Accordingly, no proforma information has been included for the information provided herein.

NOTE C - STRATEGIC INVESTMENT

      On June 29, 1998, the Company (through City National) completed its strategic investment in Mego Mortgage Corporation (Mego), a specialty financial services company that originates and purchases conventional home improvement, high loan-to-value debt consolidation, and other similar loans. As part of the overall recapitalization of Mego completed by several investors, the Company invested $10 million to acquire 10,000 shares of Mego's Series A Preferred Stock, which is convertible into 6.7 million shares of Mego common stock. The Company also acquired an option to purchase an additional 6.7 million shares of Mego common stock at a price of $1.50 per share. Concurrent with this investment, City National (through its loan servicing division, City Mortgage Services) acquired the right to service approximately $536 million of consumer mortgage loans previously serviced by Mego and the exclusive right to service up to an additional $ 1 billion of mortgage loans originated or acquired by Mego in the future.

NOTE D - TRUST PREFERRED SECURITIES

      During March 1998, City Holding Capital Trust (the "Trust"), a special-purpose statutory trust subsidiary of the Company, issued $30 million of preferred capital securities (the "Capital Securities") to qualified institutional buyers and $928,000 of common securities (the "Common Securites") to the Company. Distributions on the Capital Securities will be payable at an annual rate of 9.15%, payable semi-annually, and each Capital Security has a stated liquidation amount of $1,000. To fund the Trust, the Company sold to the Trust Junior Subordinated Debentures (the "Debentures") with terms identical to the Capital Securities. Cash distributions on the Capital Securities are made to the extent interest on the Debentures is received by the Trust. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities regarding the payment of distributions and payment on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole at par or, if greater, a make-whole amount. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after April 1, 2008, at a declining redemption price ranging from 104.58% to 100% of the liquidation amount. On or after April 1, 2018, the Capital Securities may be redeemed at 100% of the liquidation amount. After deducting expenses incurred in the issuance, the Company received proceeds of $29.2 million from the Capital Securities offering.

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

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the six months in the periods ended June 30, 1998 and 1997, total comprehensive income approximated $6.9 million and $6.6 million, respectively. For the three months in the periods ended June 30, 1998 and 1997, comprehensive income approximated $3.6 million and $4.2 million, respectively.

      As of January 1, 1998, the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125, an amendment of FASB Statement 125." The effect of adopting the additional provisions of Statement 125 as amended by Statement 127 had no material impact on the Company's financial position or results of operations. During 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires public companies to disclose certain information about reportable operating segments in complete sets of financial statements of the company and in interim condensed financial statements. However, the provisions of this statement do not require the disclosure of segment information in interim financial statements in the initial year of application; therefore no such disclosures are included herein. These disclosure requirements will have no effect on the Company's financial position or results of operations.

NOTE F - LONG-TERM BORROWINGS

     Long-term debt consists of a $35,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.50% per annum or the lender's base rate less .25% per annum (7.15625% at June 30, 1998) due on December 31, 1998. As of June 30, 1998, the
outstanding balance was $11,150,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of City National as collateral for the revolving credit loan. Management intends to refinance this loan according to the provisions provided in the agreement. The Company paid $27 million on the line of credit in April 1998 with proceeds received from the issuance of the Trust Preferred Securities (See Note D).

      City National maintains long-term financing from the Federal Home Loan Bank (FHLB) in the form of Long-Term LIBOR Floaters as follows:

                  Amount          Interest         Maturity
               Outstanding          Rate             Date
             ---------------------------------------------------
             $   10,000,000         5.60%           July 2002
                 25,000,000         5.61       September 2002
                 25,000,000         4.89         January 2008
                  5,000,000         5.48        February 2008

      Additionally, Del Amo maintains long-term, fixed-rate financing from the Federal Home Loan Bank (FHLB) as follows:

                  Amount          Interest         Maturity
               Outstanding          Rate             Date
             ---------------------------------------------------

             $    2,000,000         6.58%           June 2000
                  1,500,000         6.94            June 2005
                  1,500,000         7.14            June 2015

As of June 30, 1998, City National has maximum available credit with the FHLB of approximately $269 million, which is collateralized by a blanket lien on all residential and multi-family mortgage loans, and eligible government and agency securities.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

FINANCIAL POSITION

      Total assets increased $235.4 million or approximately 18.59% during the first six months of 1998. The acquisition of Del Amo (Note B) represented approximately $116 million of the increase. Net loans increased $147.9 million or 19.14%, $112 million of which can be attributed to Del Amo. Loans held for sale, consisting primarily of loans purchased or originated with the intent to sell or securitize, increased $60 million or 44.42%. See LOAN PORTFOLIO and LOANS HELD FOR SALE for further discussion. The increase in net loans and loans held for sale was funded primarily by an increase in deposits and long-term borrowings of $193.2 million and $16.4 million, respectively. Other assets increased $32.6 million during the six months ended June 30, 1998 primarily due to an additional $19.7 million in retained interest recorded as a result of two asset-backed securitization transactions recorded during the six month period. See LOANS HELD FOR SALE for further discussion. Total stockholders' equity increased $19.9 million during the first six months of 1998 primarily due to the net income recorded during the period of $6.4 million less dividends of $2.5 million and the $15.8 million increase due to common stock issued in acquisitions.

QUARTER  ENDED JUNE 30, 1998,  COMPARED TO QUARTER ENDED JUNE 30, 1997.

      The Company reported net income of $3,299,000 for the three months ended June 30, 1998 compared to net income of $3,175,000 for the quarter ended June 30, 1997. This increase of $124,000, or 3.91%, was attributable to an increase in net interest income, after provision for possible loan losses, of $963,000 and an increase in other income (excluding securities transactions) of $14,335,000 which was offset with an increase in other expenses of $15,030,000.

      The increase in non-interest income is a result of the Company's $4.1 million increase in net origination fees on junior lien mortgages and an additional net increase of $4.6 million in gains on loans sold to third parties. A $1.6 million increase from the mortgage servicing division also contributed to the increase in non-interest income. In addition, the Company recognized $2.3 million in non-interest income from printing and insurance services combined, with no income recorded for these services in the second quarter of 1997.

      Non-interest expenses increased $15,030,000 or 115% during the second quarter of 1998 as compared to the same period of 1997. This increase is primarily associated with entities acquired by the Company during the fourth quarter of 1997 and the first six months of 1998, and also attributable to new divisions formed by the Company during that same time period. Non-interest expenses incurred by these divisions approximated $12.3 million during the three months in the period ended June 30, 1998. Of that total, approximately $5.3 million was incurred for advertising and nationwide direct mail solicitation of junior lien mortgage loans. Also, approximately $796,000 was charged to expense during the three month period related to expenses associated with the Company's loan securitization program. Additionally, approximately $2.4 million was attributable to personnel costs incurred by all of the new divisions within the Company.

      Net income also benefited from an increase of $1,204,000 in the Company's net interest income during the second quarter of 1998 as compared to the same period of 1997. See NET INTEREST INCOME for further discussion. Basic earnings per share were $.49 and $.52 for the second quarter of 1998 and 1997, respectively. Diluted earnings per share were .48 and .52 for the second quarter of 1998 and 1997, respectively.

SIX   MONTHS  ENDED JUNE 30,  1998,  COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

      The Company reported net income of $6,412,000 for the six months ended June 30, 1998 compared to net income of $6,004,000 for the six months ended June 30, 1997. This increase of $408,000 or 6.8%, was primarily due to an increase in net interest income, after provision for possible loan losses, of $2,625,000 and an increase in other income (excluding securities transactions) of $22,092,000 which was offset with an increase in other expenses of $24,009,000. The increase in non-interest income is a result of the Company's $6.2 million increase in net origination fees on junior lien mortgages, an additional net increase of $6.3 million in gains on loans sold to third parties and a $2.7 million increase from the mortgage servicing division. In addition, the Company recognized $3.6 million in non-interest income from printing and insurance services combined, with no income recorded for these services in the first six months of 1997.

      Non-interest  expenses  increased  $24,009,000 or 95% during the first six months of 1998 as compared to the same period of 1997. This increase is primarily associated with entities acquired by the Company during the fourth quarter of 1997 and the first six months of 1998, and also attributable to new divisions formed by the Company during that same time period. Non-interest expenses incurred by these divisions approximated $19.4 million during the six months in the period ended June 30, 1998. Of that total, approximately $7.9 million was incurred for advertising and nationwide direct mail solicitation of junior lien mortgage loans. Also, approximately $1.4 million was charged to expense during the three month period related to expenses associated with the Company's loan securitization program. Additionally, approximately $4.3 million was attributable to personnel costs incurred by all of the new divisions within the Company.

      Net income for the first six months also benefited from an increase of $2,998,000 in the Company's net interest income during the first six months of 1998 as compared to the same period of 1997. Basic earnings per share were $.97 and $.99 for the six months ended June 30, 1998 and 1997, respectively. Diluted earnings per share were $.96 and $.99 for the six months ended June 30, 1998 and 1997, respectively.

SELECTED RATIOS

      The return on average assets (ROA) for the second quarter of 1998 was .92% compared to 1.07% in the second quarter of 1997. The return on average shareholder's equity (ROE) for the second quarter of 1998 was 10.86% compared to 14.79% ROE for the second quarter of 1997. For the six months of 1998, ROA was
 .94% compared to 1.05% for the six months ended 1997. ROE was 11.13% and 14.10% for the first six months of 1998 and 1997, respectively.

      The dividend payout ratio of 38.80% for the quarter ended June 30, 1998 represents an increase of 12.07% from the dividend payout ratio of 34.62% for the quarter ended June 30, 1997. The dividend payout ratio was 39.18% and 36.36% for the six months ended June 30, 1998 and 1997, respectively. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

LOAN PORTFOLIO

      The composition of the Company's loan portfolio is presented in the following table:

LOAN PORTFOLIO BY TYPE
(Dollars in Thousands)

                                    June 30     December 31
                                      1998          1997
                                    -------     -----------
Commercial, financial and
  Agricultural                   $    249,681     $  232,602
Real Estate-Mortgage                  500,360        371,974
Real Estate-Construction               28,779         28,427
Installment and other                 157,341        154,713
Unearned Income                        (6,889)        (7,354)
                                       -------        -------
      TOTAL                      $    929,272     $  780,362
                                     ========        =======

Loans Held for Sale
  Program Loans                  $    176,064   $    114,462
  Loans Originated for Sale            18,895         20,528
                                       ------         ------
      TOTAL                      $    194,959   $    134,990
                                      =======        =======


LOANS HELD FOR SALE

       Loans held for sale generally represent mortgage loans the Company has either purchased, through its wholesale division, or originated with the intent to sell or securitize and are carried at the lower of aggregate cost or estimated market value. Through its three retail loan origination platforms, the Company originates high loan-to-value (LTV) debt consolidation and other junior lien mortgage loans on a nationwide level. These loans are expected to either be securitized by the Company or sold to independent third parties within 90-180 days.

       The Company announced on May 11, 1998, that it had discontinued its participation in a whole loan purchasing program with a non-affiliated seller. The Company had participated in this program since the first quarter of 1994. As a result of discontinuing this program, the Company's average balance of loans held for sale is expected to be less than originally forecasted, primarily in the third and fourth quarter, but also for the months of May and June. In addition, servicing volume increases will not be as great as was expected. The Company has estimated that the impact of these events on 1998 earnings per share will be a decrease of $0.30 per share to $0.40 per share, or 11-15% of its SNL I/B/E/S consensus estimate.

       The Company's origination and acquisition of loans to be securitized or sold is expected to continue to have a positive impact on the Company's operating results. However, this increased return is not achieved without a degree of risk of loss to the Company. Such risks include credit risk related to the quality of the underlying loan and the borrower's financial capability to repay the loan, market risk related to the continued attractiveness of the loan product to both borrowers and end-investors, and interest rate risk related to potential changes in interest rates and the resulting repricing of both financial assets and liabilities. The Company seeks to manage this risk by continuously improving policies and procedures designed to reduce the risk of loss to a level commensurate with the return being earned on the Company's investment.

       In addition to continuously focusing on improving policies and procedures in this area, management also utilizes its asset-backed securitization program to mitigate the risk of loss. By securitizing originated and purchased junior lien mortgage loans, the Company effectively removes these loans from its balance sheet by creating an investment security or securities, supported by the cash flows generated by these loans, and selling the resulting security or securities to independent third parties. As part of this process, the Company provides credit enhancement, in the form of overcollateralization, with respect to the investment security or securities created. As a result, the Company does maintain a certain level of credit risk and interest rate risk related to these loans.

       During the first two quarters of 1998, the Company originated $225 million and purchased $408 million in loans held for sale and sold $581 million during the same period. This compares to originations of $58 million, purchases of $302 million, and sales of $344 million during the first two quarters of 1997.

       On June 12, 1998, the Company sold approximately $87.9 million of junior lien mortgage loans held for sale through an asset-backed securitization transaction. As a result, the Company recorded a retained interest of approximately $11.8 million. The amount recorded as retained interest is computed by estimating the future cash flows of the loans and giving consideration to certain assumptions regarding the performance of the underlying collateral loans. The three most significant assumptions used in this valuation process include: (1) prepayment rates, the rates at which borrowers will fully repay loan balances in advance of established amortization periods; (2) default rates, the rates at which collateral loans will become uncollectible; and (3) discount rates, the rates used by management to discount the estimated future cash flows such that the present value of those cash flows can be estimated. As of June 30, 1998, the Company has completed three asset-backed securitization transactions resulting in approximately $24.6 million, including accrued interest, being recorded in Other Assets representing the Company's retained interests in these securitized loan pools. Significant assumptions used to estimate the value of the retained interest include:


                Prepayment rates             Between 17-21% CPR
                Default rates                Approximating 10% cumulative losses
                Weighted average discount
                  rates                      Between 12-14%

LOAN SERVICING
      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. They consist primarily of FHA Title I home improvement loans and debt consolidation loans secured by junior lien mortgages. The unpaid principal balances of mortgage loans serviced for others was $1.264 billion and $1.253 billion at June 30, 1998 and December 31, 1997, respectively. The unpaid principal balances of intercompany mortgage loans serviced was $150,023,000 at June 30, 1998.

      Mortgage loan servicing rights of $3,991,000 and $2,462,000 at June 30, 1998 and December 31, 1997, respectively, are included in other assets in the accompanying balance sheets. Amortization of mortgage loan servicing rights approximated $302,000 and $155,000 during the six months ended June 30, 1998 and June 30, 1997, respectively.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

       The following table summarizes the Company's risk elements for the periods ending June 30, 1998 and December 31, 1997. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 90% as of June 30, 1998.

      Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                                   Six Months
                                                     Ended        Year Ended
                                                    June 30      December 31
                                                      1998           1997
ALLOWANCE FOR LOAN LOSSES                             ----           ----

      Balance at beginning of period                $7,673          $7,281
      Charge-offs                                   (1,193)         (1,899)
      Recoveries                                       190             419
                                                       ---         -------
      Net charge-offs                               (1,003)         (1,480)
      Provision for loan possible losses             1,201           1,662
      Balance of acquired subsidiary                   809             210
                                                       ---      ----------
      Balance at end of period                      $8,680          $7,673
                                                    ======         =======


AS A PERCENT OF AVERAGE TOTAL LOANS
      Net charge-offs                                 0.12%           .20%
      Provision for possible loan losses              0.14%           .22%
      Allowance for loan losses                       1.03%          1.01%

                                                  June 30       December 31
                                                    1998           1997
NON-PERFORMING ASSETS                               ----           ----
      Other real estate owned                     $1,930            $1,263
      Non-accrual loans                            5,041             3,758
      Accruing loans past due 90 days
        or more                                    2,223             1,858
      Restructured loans                             104               331
                                                 --------         --------
      Total Non-performing Assets                 $9,298            $7,210

POTENTIAL PROBLEM LOANS                             $381              $204

AS A PERCENT OF NON-PERFORMING ASSETS
  AND POTENTIAL PROBLEM LOANS
      Allowance for loan losses                    89.68%           103.49%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
AS A PERCENT OF AVERAGE TOTAL LOANS                 0.26%             0.25%

INTEREST RATE SENSITIVITY AND LIQUIDITY

      Interest Rate Sensitivity: The Company manages its liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to declines in value as a result of changes in general market interest rates. The Company seeks to reduce the risk through asset and liability management, where the goal is to optimize the balance between earnings and interest rate risk. The Company measures interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At June 30, 1998, the one year period shows a negative gap (liability sensitive) of $356 million. This analysis is a "static gap" presentation and movements in deposit rates offered by City National and Del Amo lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the banking divisions, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions, which may differ from the related contractual terms of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date. After management adjustments, the table shows a negative gap in the one-year period of $90 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. However, when interest rates are rising, this position produces the converse effect. Consequently, the Company has experienced a slight decline in its net interest margin during the past two years and is somewhat vulnerable to a rapid rise in interest rates in 1998. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

INTEREST RATE SENSITIVITY GAPS
(in thousands)


                             1 to 3    3 to 12    1 to 5    Over 5
                                MO.      MO.       YRS.       YRS.      Total
                            ----------------------------------------------------

ASSETS
 Gross loans                $ 227,195  $ 128,378  $443,930  $ 131,617 $  931,120
 Loans held for sale          194,959          0         0          0    194,959
 Securities                    23,672     24,370    93,120     25,832    166,994
 Federal funds sold               570          0         0          0        570
 Retained interest in
  securitized loans            24,053          0         0          0     24,053
                            ----------------------------------------------------

Total interest earning
  assets                    $ 470,449  $ 152,748  $537,050  $ 157,449  1,317,696
                            ----------------------------------------------------

LIABILITIES
 Savings and NOW Accounts   $ 412,069  $       0  $      0  $       0 $  412,069
 All other interest
  bearing deposits            128,841    245,120   152,776     18,196    544,933
 Short term and other
  borrowings                  108,474          0         0          0    108,474
 Long term borrowings          84,795          0         0          0     84,795
 Trust preferred securities         0          0         0     30,000     30,000
                            ----------------------------------------------------

Total interest bearing
  liabilities               $ 734,179  $ 245,120  $152,776  $  48,196 $1,180,271
                            ----------------------------------------------------

Interest sensitivity gap    ($263,730)  ($92,372) $384,274  $ 109,253 $  137,425
                            ----------------------------------------------------

Cumulative sensitivity gap  ($263,730) ($356,102) $ 28,172  $ 137,425
                            ====================================================


Management adjustments      $ 336,534   ($70,455)($240,187)  ($25,892)

Cumulative management
adjusted gap                $  72,804   ($90,023) $ 54,064  $ 137,425
                            ====================================================

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

      The Company's policy objective is to avoid negative fluctuations in net interest income of 10% within a 12-month period. As of June 30, 1998, the Company had the following estimated earnings sensitivity profile:

                                     Immediate Change in Rates
                                     -------------------------
       Pretax Earnings Changes       +  200 bp     - 200 bp
                                     ($41,000)     $41,000

      Based on the results of the simulation model as of June 30, 1998, the Company would expect a decrease in net interest income of $21,000 and an increase in net interest income of $21,000 if interest rates gradually increase or decrease, respectively, from current rates by 100 basis points over a 12-month period.

      Liquidity: Although management is comfortable with its liquidity position, it recognizes the need to pursue additional liquidity sources in an effort to reduce the Company's reliance on funding received from the Federal Home Loan Bank.

      In the fourth quarter of 1997, a New York investment bank committed to issue up to $100 million of the Company's certificates of deposit. The activation of this commitment is solely at the discretion of the Company. The certificates of deposit could be issued in maturities up to five years at a rate equal to a comparable treasury maturity plus a market based spread. At June 30, 1998, $2 million of the certificates of deposit had been sold under this commitment at an average rate and term of approximately 5.70% and two years, respectively. There can be no assurance that the Company will issue additional certificates of deposit pursuant to this arrangement.

      Additionally, the Company has been successful in utilizing the capital markets as an additional source of liquidity. Through the Company's asset-backed securitization program and through the Company's issuance of Trust Preferred Securities, the Company has been able to diversify its available funding sources. Sales of the Company's junior lien mortgage loans to independent third parties have also provided the Company with an additional source of liquidity.

      Management seeks to maintain adequate liquidity to generate sufficient cash flow to fund the Company's operations on a timely basis, to continue its dividend distribution to shareholders, and to manage its liquidity position to provide for continued asset growth. The Company does not have a high concentration of volatile funds and all such funds are invested in assets of comparable maturity. Management is not aware of any trends, demands, commitments or uncertainties that have resulted or are reasonably likely to result in material changes in liquidity.

      The Company's cash and cash equivalents, represented by cash, due from banks and federal funds sold, are a product of its operating, investing and financing activities. These activities are set forth in the Company's Consolidated Statements of Cash Flows included elsewhere herein. Cash was used from operating activities in the first six months of 1998 and 1997 due to cash outlays for loans originated for sale and purchases of loans held for sale. Net cash was used in investing activities for both periods presented which is indicative of the Company's net increases in loan volume and purchases of securities available for sale. Cash was provided by financing activities during each period, as a result of net increases in deposits and long-term borrowings, and the issuance of Trust Preferred Securities in March 1998.

CAPITAL RESOURCES

      As a bank holding company, City Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In January 1989, the Federal Reserve published risk-based capital guidelines in final form which are applicable to bank holding companies. Such guidelines define items in the calculation of risk-weighted assets. At June 30, 1998, the regulatory minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles. The remainder ("Tier 2 capital") may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

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

      The following table presents comparative capital ratios and related dollar amounts of capital for the Company, including minimal amounts required by the Company's regulatory authorities:


                                                  Dollars in Thousands
                                             June 30           December 31
                                              1998                  1997
                                              -----                 ----

Capital  Components
       Tier 1 risk-based capital           $  119,094            $  82,842
       Total risk-based capital               127,774               90,515

Capital Ratios
       Tier 1 risk-based                         9.37%                9.16%
       Total risk-based                         10.05                10.00
       Leverage                                  8.55                 6.49
Regulatory Minimum
       Tier 1 risk-based (dollar/ratio)  $50,863/4.00%        $36,191/4.00%
       Total risk-based (dollar/ratio)   101,727/8.00          72,381/8.00
       Leverage (dollar/ratio)            55,712/4.00          51,094/4.00

       Actual capital ratios noted above reflect management's emphasis on strong asset quality and a history of retained net income. However, the asset-backed securitization program undertaken by the Company to generate future earnings does, in the short-term, negatively impact the aforementioned ratios. As of June 30, 1998, the Company is required to provide equity capital against approximately $180 million of off-balance sheet items. The unpaid principal balance of securitized loan pools approximated $180 million at June 30, 1998. Under the low-level recourse rules required by the Company's regulatory authorities, the Company, as a result of maintaining a retained interest in its securitized loan pools, is required to include the lesser of: (1) the product of the recorded balance of its retained interests multiplied by a factor of 12.5, or (2) the unpaid principal balance of the securitized loans in its risk-weighted assets when computing capital ratios. Thus, actual capital ratios are less than they would have been had the Company not maintained a retained interest in its securitization transactions or had the Company sold those loans to independent third parties separate from a securitization transaction.

       However, as evidenced above, the Company's actual capital ratios sufficiently exceed minimum levels of capital as required by the Company's regulatory authorities and management is committed to maintaining its capital ratios at such levels. Through continued improvement in operating results, in part from future earnings to be derived from completed securitization transactions, continued emphasis on high asset quality, and effective management of risk, management expects that the Company will continue to maintain its capital position. Doing so enables the Company to continue its pursuit of strategic acquisitions and other growth opportunities which, when transacted, further enhance the overall capital position of the Company.

       As more fully discussed in Note D to the financial statements, the Company, pursuant to rulings released by the Federal Reserve Board in October 1996, has included its Trust Preferred Securities in its Tier I capital calculations.

IMPACT OF THE YEAR 2000

      The Company's Year 2000 project plan was initiated throughout the Company in January 1997. The project is sponsored and closely monitored by both senior and executive level management. The Office of the Comptroller of the Currency
(OCC) and the Federal Financial Institutions Examination Council recommends that all systems reprogramming efforts be completed by December 31, 1998 to allow for sufficient testing and implementation. Management intends to meet or exceed this recommendation. Plan components are being executed in accordance with guidelines that have been mandated by the OCC. The Company's approach to Year 2000 compliance encompasses five industry standard phases:

         1.  Awareness Phase
         2.  Assessment Phase
         3.  Renovation Phase
         4.  Validation Phase
         5.  Implementation Phase

The Company has completed the Awareness, Assessment, and Renovation phases of the project. Currently, the Company is approximately 70% complete in the validation phase and has recently begun the implementation phase in certain areas.

            Having begun the implementation phase, management believes that the risks affecting the Company associated with the Year 2000 issue should be minimal. The majority of the critical applications affecting the Company have been addressed and management believes that solid solutions have been implemented to address areas of concern. The sum of the costs incurred to-date and the estimated costs remaining to be incurred is not expected to be material to the consolidated financial statements.

NET INTEREST INCOME

            Net interest income, on a fully federal tax-equivalent basis, improved from the second quarter of 1997 to the second quarter of 1998 by approximately $1,176,000 due to an increase in net earning assets. Net yield on earning assets decreased between the respective periods from 5.0% to 4.71%. Earning asset yields increased 10 basis points (100 basis points equal one percent) to 9.06%, and the cost of interest-bearing liabilities increased 45 basis points to 5.06%. The $2,039,000 decrease in net interest income due to a change in the rate, as shown in the following table, was coupled with a $3,215,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was increased average loans held for sale.

            Net interest income, on a fully federal tax-equivalent basis, improved from the six months ended June 30, 1997 to the six months ended June 30, 1998 by approximately $2,942,000 due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.85% to 4.69%. Earning asset yields increased 25 basis points (100 basis points equal one percent) to 8.95%, and the cost of interest-bearing liabilities increased 42 basis points to 4.87%. The $1,283,000 decrease in net interest income due to a change in the rate, as shown in the following table, was coupled with a $4,225,000 increase in net interest income due to a change in the volume. The major component of this favorable volume change was the increased average balance of loans held for sale.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                  Quarter Ended
                                                     June 30
                                         1998                       1997
                               Average            Yield/   Average            Yield/
                               Balance  Interest   Rate    Balance  Interest   Rate
                              -------------------------------------------------------
EARNING ASSETS:
Loans (1)
  Commercial and industrial    $243,965  $5,651    9.27%  $235,324   $5,337     9.07%
  Real estate                   495,925  10,622    8.57%   365,717    7,833     8.57%
  Consumer obligations          146,142   3,676   10.06%   147,059    3,663     9.96%
                              -------------------------------------------------------

    Total loans                 886,032  19,949    9.01%   748,100   16,833     9.00%

Loans held for sale             216,956   5,847   10.78%   183,026    5,074    11.09%

Securities
  Taxable                       129,170   2,033    6.30%   146,622    2,289     6.24%
  Tax-exempt (2)                 31,778     640    8.06%    35,022      740     8.45%
                              -------------------------------------------------------

    Total securities            160,948   2,673    6.64%   181,644    3,029     6.67%

Retained interest in
securitized loans                12,644     493   15.60%         0        0     0.00%

Federal funds sold                5,997      79    5.27%       189        3     6.35%
                              -------------------------------------------------------

  Total earning assets        1,282,577  29,041    9.06% 1,112,959   24,939     8.96%
Cash and due from banks          31,830                     33,461
Bank premises and  equipment     47,276                     31,304
Other assets                     74,667                     19,087
 Less: allowance for
    possible loan losses         (8,355)                    (7,665)
                              -------------------------------------------------------


  Total assets               $1,427,995                 $1,189,146
                              =======================================================

INTEREST-BEARING LIABILITIES:
Demand deposits                $162,804  $1,365    3.35%  $123,982   $  820     2.65%
Savings deposits                234,009   1,799    3.08%   221,982    1,851     3.34%
Time deposits                   518,005   7,352    5.68%   410,218    5,476     5.34%
Short-term borrowings           101,117   1,500    5.93%   163,039    2,217     5.44%
Long-term debt                   86,335   1,934    8.96%    36,927      660     7.15%
                              -------------------------------------------------------

 Total interest-bearing
   liabilities                1,102,207  13,950    5.06%   956,148   11,024     4.61%
Demand deposits                 151,698                    135,484
Other liabilities                22,540                     11,631
Trust preferred securities       30,000                          0
Stockholders' equity            121,487                     85,883
                              -------------------------------------------------------

   Total liabilities and
    Stockholders' equity     $1,427,995                 $1,189,146
                              =======================================================

   Net interest income                  $15,091                     $13,915
                              =======================================================

   Net yield on earning
   assets                                          4.71%                        5.00%
                              =======================================================


(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35% in 1998 and 34% in 1997.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                     Quarter Ended
                                                        June 30
                                                     1998 VS. 1997

                                                  Increase (Decrease)
                                                   Due to Change In:


                                           Volume        Rate          Net
                                        ----------------------------------------
INTEREST INCOME FROM:
Loans
  Commercial and Industrial                $  199        $ 115        $  314
  Real estate                               2,789            0         2,789
  Consumer obligations                       (107)         120            13
                                        ----------------------------------------
    Total loans                             2,881          235         3,116

Loans held for sale                         1,655         (882)          773

Investment securities
  Taxable                                    (379)         123          (256)
  Tax-exempt (1)                              (66)         (34)         (100)
                                        ----------------------------------------
    Total investment securities              (445)          89          (356)

Retained interest in securitized loans        493            0           493

Federal funds sold                             80           (4)           76
                                        ----------------------------------------
Total interest-earning assets              $4,664        $(562)    $   4,102

INTEREST EXPENSE ON:
Demand deposits                               294          251           545
Savings deposits                              452         (504)          (52)
Time deposits                               1,512          364         1,876
Short-term borrowings                      (1,880)       1,163          (717)
Long-term debt                              1,071          203         1,274
                                        ----------------------------------------

Total interest-bearing liabilities       $  1,449    $   1,477    $    2,926
                                        ----------------------------------------

NET INTEREST INCOME                      $  3,215    $  (2,039)   $    1,176
                                        ========================================

(1) Fully federal taxable equivalent using a tax rate of 35% in 1998 and 34% in 1997.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.



EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                 Six Months Ended
                                                     June 30
                                         1998                       1997
                              Average            Yield/   Average             Yield/
                               Balance  Interest  Rate    Balance  Interest    Rate
                              -------------------------------------------------------
EARNING ASSETS:
Loans (1)
  Commercial and industrial   $240,960  $11,054   9.17%  $233,078  $10,454     8.97%
  Real estate                  455,309   19,013   8.35%   360,274   15,165     8.42%
  Consumer obligations         144,098    7,221   9.95%   146,010    7,199     9.86%
                              -------------------------------------------------------

    Total loans                841,367   37,288   8.86%   739,362   32,818     8.88%

Loans held for sale            216,978   11,694  10.78%   148,707    7,745    10.42%

Securities
  Taxable                      130,390    4,133   6.34%   143,922    4,456     6.19%
  Tax-exempt (2)                31,684    1,274   8.04%    35,525    1,476     8.31%
                              -------------------------------------------------------

    Total securities           162,074    5,407   6.67%   179,447    5,932     6.61%

Retained interest in
securitized loans                8,593       67  15.66%         0        0     0.00%

Federal funds sold               4,121      110   5.34%     2,969       59     3.97%
                              -------------------------------------------------------

  Total earning assets       1,233,133   55,172   8.95% 1,070,485   46,554     8.70%
Cash and due from banks         31,297                     35,699
Bank premises and  equipment    44,232                     30,880
Other assets                    71,499                     18,267
 Less: allowance for
    possible loan losses        (8,623)                    (7,619)
                              -------------------------------------------------------

  Total assets              $1,371,538                 $1,147,712
                              =======================================================

INTEREST-BEARING LIABILITIES:
Demand deposits               $156,659   $2,611   3.33%  $120,983   $1,717     2.84%
Savings deposits               225,992    3,390   3.00%   221,749    3,478     3.14%
Time deposits                  487,876   13,373   5.48%   407,715   10,656     5.23%
Short-term borrowings          119,408    3,475   5.82%   137,448    3,479     5.06%
Long-term debt                  88,313    3,409   7.72%    37,504    1,252     6.68%
                              -------------------------------------------------------

 Total interest-bearing
   liabilities               1,078,248   26,258   4.87%   925,399   20,582     4.45%
Demand deposits                140,027                    126,440
Other liabilities               22,785                     10,701
Trust preferred securities      15,249                          0
Stockholders' equity           115,229                     85,172
                              -------------------------------------------------------
   Total liabilities and
    Stockholders' equity    $1,371,538                 $1,147,712
                              =======================================================

   Net interest income                 $ 28,914                  $  25,972
                              =======================================================
   Net yield on earning
   assets                                         4.69%                        4.85%
                              =======================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35% in 1998 and 34% in 1997.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                   Six Months Ended
                                                        June 30
                                                     1998 VS. 1997

                                                  Increase (Decrease)
                                                   Due to Change In:


                                           Volume        Rate          Net
                                        ----------------------------------------
INTEREST INCOME FROM:
Loans
  Commercial and Industrial                $  358        $ 242        $  600
  Real estate                               4,203         (355)        3,848
  Consumer obligations                        (99)         121            22
                                        ----------------------------------------
    Total loans                             4,462            8         4,470

Loans held for sale                         3,671          278         3,949

Investment securities
  Taxable                                    (596)         273          (323)
  Tax-exempt (1)                             (156)         (46)         (202)
                                        ----------------------------------------
    Total investment securities              (752)         227          (525)

Retained interest in securitized loans        673            0           673

Federal funds sold                             27           24            51
                                        ----------------------------------------

Total interest-earning assets           $   8,081    $     537  $      8,618

INTEREST EXPENSE ON:
Demand deposits                               562          332           894
Savings deposits                              158         (246)          (88)
Time deposits                               2,177          540         2,717
Short-term borrowings                        (975)         971            (4)
Long-term debt                              1,934          223         2,157
                                        ----------------------------------------

Total interest-bearing liabilities      $   3,856    $   1,820  $      5,676
                                        ----------------------------------------


NET INTEREST INCOME                     $   4,225    $  (1,283) $      2,942
                                        ========================================


(2)Fully federal taxable equivalent using a tax rate of 35% in 1998 and 34% in 1997.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 3.               Quantitative and
                           Qualitative
                Disclosures and Market
                                  Risk                         Not Applicable

PART II  OTHER INFORMATION
Item 1.            Legal Proceedings -                            None
Item 2.        Changes in Securities -                            None
Item 3.         Defaults Upon Senior
                           Securities-                            None
Item 4.      Submission of Matters to
                   a Vote of Security
                              Holders-

On April 28, 1998, the Company held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for consideration:

      1.     Election of five Class III Directors to the Board of Directors.

      2. Ratification of the Board of Directors' appointment of Ernst & Young LLP as auditors for the Company for 1998.

The vote tabulation for each matter was as follows:

      1.     Election of five Class III Directors to the Board of Directors:

                                             Authority
       Director           For                With held         Abstain
       --------           ---                ---------         -------
       D. K. Cales        4,412,083          13,466            0
       Robert D. Fisher   4,409,163          16,386            0
       Jay Goldman        4,411,214          14,335            0
       C. Dallas Kayser   4,406,458          19,091            0
       William M. Frazier 4,412,133          13,416            0

Continuing directors whose terms did not expire at the annual meeting were:
Samuel M. Bowling, Steven J. Day, Jack E. Fruth, Otis L. O'Conner, Bob F. Richmond, Leon K. Oxley, Carlin K. Harmon, Mark Schaul, Van R. Thorn, C. Scott Briers, Hugh R. Clonch, David E. Haden.

      2. Ratification of appointment of Ernst & Young LLP:

                 For                    Against                  Abstain
                 ---                    -------                  -------
              4,410,375                  1,945                    13,229


Item 5.           Other Information-   On June 1, 1998, the Company and SunTrust
                                       Bank,  Atlanta  ("SunTrust"),  executed a
                                       second  supplement (the  "Supplement") to
                                       the   Amended   and    Restated    Rights
                                       Agreement, providing that SunTrust was to serve as the rights agent under the company's Amended and Restated Rights
                                       Agreement dated as of May 7, 1991. A copy of the Supplement is attached as an exhibit hereto.

                                       The  Company and  Horizon  Bancorp,  Inc.
                                       ("Horizon") signed a definitive Agreement
                                       and   Plan   of    Reorganization    (the
                                       "Agreement")  to merge on August 7, 1998.
                                       Upon  the   completion   of  the  merger,
                                       expected   to  occur   during  the  first
                                       quarter  of  1999,  Horizon's  five  bank
                                       subsidiaries  will be  merged  into  City
                                       Holding's  commercial banking subsidiary.
                                       A copy of the  press  release  discussing
                                       the terms of the Agreement is attached as
                                       an exhibit  hereto.  Also  attached are a
                                       copy  of the  Agreement  and a copy  of a
                                       Stock Option  Agreement  granting Horizon
                                       an  option,   exercisable  under  certain
                                       conditions, to purchase up to 19.9% of outstanding shares of common stock of the Company.

Item 6.    Exhibits and Reports on 8-K

                      Exhibit
                      Number                      Exhibit
                      -------                     -------
                        11             Computation of Earnings per Share

                        27 Financial Data Schedule for the six months ended June 30, 1998

                       99.1 Second Supplement to Amended and Restated Rights Agreement

                       99.2            Press Release issued August 7, 1998

                       99.3 Agreement and Plan of Reorganization between City Holding Company and Horizon Bancorp, Inc., dated August 7, 1998

                       99.4 Stock Option Agreement between City Holding Company and Horizon Bancorp, Inc., dated August 7, 1998



                                S I G N A T U R E

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CITY HOLDING COMPANY




August 11, 1998                           By  /s/ Michael D. Dean
                                              -----------------------
                                              Michael D. Dean
                                              Senior Vice President - Finance
                                              Principal Accounting Officer and
                                              Duly Authorized Officer

                                  EXHIBIT INDEX


Exhibit Index
-------------
     11       Computation of Earnings per Share
     27       Financial  Data  Schedule  for the Six Months
              Ending June 30, 1998
    99.1      Second Supplement to Amended and Restated Rights
              Agreement
    99.2      Press Release issued August 7, 1998
    99.3      Agreement and Plan of Reorganization  between
              City Holding Company and Horizon Bancorp, Inc., dated August 7, 1998
    99.4      Stock Option  Agreement  between City Holding
              Company and Horizon Bancorp, Inc., dated
              August 7, 1998