Form 10-Q
period 1998-09-30
CITY HOLDING CO
filed 1998-11-16
CIK 726854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number
September 30, 1998                                               0-1173


                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


       West Virginia                                             55-0619957
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


The number of shares outstanding of the issuer's common stock as of November 13, 1998.

Common Stock, $2.50 Par Value -  6,660,717 shares




THIS REPORT CONTAINS____PAGES.

EXHIBIT INDEX IS LOCATED ON PAGE          .

                                      Index

                      City Holding Company and Subsidiaries

This form 10-Q may include forward-looking financial information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information is identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results achieved may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in the Company's principal markets; competition for origination and servicing of mortgage loans, particularly loans with high loan-to-value ratios; disruption of retail originations; changes in regulations and government policies affecting banks and their subsidiaries, including changes in monetary policies; and remediation of Year 2000 issues. The forward-looking financial information is provided to assist investors and Company stockholders in understanding anticipated future financial operations of the Company and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, the Company disclaims any intent or obligation to update this forward-looking financial information.

PART I   FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets -September 30, 1998 (unaudited) and December 31, 1997

                           Consolidated Statements of Income (unaudited) -- Nine months ended September 30, 1998 and 1997 and the three months ended September 30, 1998 and 1997

                           Consolidated Statements of Changes in Stockholders' Equity (unaudited) -- Nine months ended September 30, 1998 and 1997

                           Consolidated Statements of Cash Flows (unaudited) -- Nine months ended September 30, 1998 and 1997

   Notes to Consolidated Financial Statements (unaudited) - September 30, 1998




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

Item 3.                    Defaults upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

Signature

Exhibit Index



PART I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)
Item I.                                                                                  SEPTEMBER 30               DECEMBER 31
                                                                                             1998                       1997
                                                                                             ----                       ----
                                                                                           (unaudited)
ASSETS
Cash and due from banks                                                             $           37,236                $    47,207
Federal funds sold                                                                               1,484                     40,028
                                                                                    ------------------                -----------
         CASH AND CASH EQUIVALENTS                                                              38,720                     87,235
Securities available for sale, at fair value                                                   160,355                    162,912
Loans:
       Gross loans                                                                             959,697                    787,716
       Unearned income                                                                          (6,769)                    (7,354)
       Allowance for possible loan losses                                                       (8,898)                    (7,673)
                                                                                    ------------------                -----------
           NET LOANS                                                                           944,030                    772,689
Loans held for sale                                                                            267,543                    134,990
Bank premises and equipment                                                                     52,358                     36,635
Accrued interest receivable                                                                     12,557                      8,677
Other assets                                                                                   115,435                     63,005
                                                                                    ------------------                -----------
           TOTAL ASSETS                                                             $        1,590,998                $ 1,266,143
                                                                                    ==================                ===========

LIABILITIES
Deposits:
Noninterest-bearing                                                                 $          155,493                $   136,842
Interest-bearing                                                                             1,016,191                    801,656
                                                                                    ------------------                -----------
           TOTAL DEPOSITS                                                                    1,171,684                    938,498
Short-term borrowings                                                                          131,156                    130,191
Long-term borrowings                                                                           105,000                     68,400
Corporation-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of City
    Holding Company ("Trust Preferred Securities")                                              30,000                          -
Other liabilities                                                                               29,539                     22,799
                                                                                    ------------------                -----------
           TOTAL LIABILITIES                                                                 1,467,379                  1,159,888


STOCKHOLDERS' EQUITY
Preferred stock, par value $25 a share:
       Authorized-500,000 shares; none issued
Common stock, par value $2.50 a share: authorized
       20,000,000  shares;  issued 6,749,785 shares as of September 30, 1998 and
       6,427,309  shares as of December  31, 1997,  including  89,070 and 11,130 shares in treasury at September 30, 1998 and
       December 31, 1997, respectively.                                                         16,874                     16,067
Capital surplus                                                                                 63,645                     48,769
Retained earnings                                                                               46,770                     40,374
Cost of common stock in treasury                                                                (3,706)                      (310)
Accumulated other comprehensive income                                                              36                      1,355
                                                                                    ------------------                -----------
          TOTAL STOCKHOLDERS' EQUITY                                                           123,619                    106,255
                                                                                    ------------------                -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                      $        1,590,998                $ 1,266,143
                                                                                    ==================                ===========

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except per share data)
                                                                                                NINE MONTH PERIOD ENDED
                                                                                                     SEPTEMBER 30

                                                                                                1998                       1997
                                                                                                ----                       ----
                                                                                            (unaudited)               ( unaudited)
INTEREST INCOME
       Interest and fees on loans                                                           $   74,853                $     62,572
       Interest on investment securities:
        Taxable                                                                                  6,097                       6,798
        Tax-exempt                                                                               1,232                       1,442
       Other interest income                                                                     1,293                          63
                                                                                            ----------                ------------
       TOTAL INTEREST INCOME                                                                    83,475                      70,875

INTEREST EXPENSE
       Interest on deposits                                                                     30,378                      24,324
       Interest on short-term borrowings                                                         5,278                       5,720
       Interest on long-term debt                                                                5,063                       2,040
                                                                                            ----------                ------------
       TOTAL INTEREST EXPENSE                                                                   40,719                      32,084

         NET INTEREST INCOME                                                                    42,756                      38,791
PROVISION FOR POSSIBLE LOAN LOSSES                                                               2,047                       1,221
                                                                                            ----------                ------------

NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                                     40,709                      37,570

OTHER INCOME
      Investment securities gains                                                                   27                          15
      Service charges                                                                            3,791                       3,163
      Mortgage loan servicing fees                                                              12,255                       8,417
      Net origination fees on junior mortgages                                                  11,486                           -
      Gain on sale of loans                                                                     12,811                       1,333
      Other                                                                                      9,535                       3,461
                                                                                            ----------                ------------
      TOTAL OTHER INCOME                                                                        49,905                      16,389

OTHER EXPENSES
      Salaries and employee benefits                                                            29,516                      21,118
      Occupancy, excluding depreciation                                                          4,355                       2,635
      Depreciation                                                                               5,864                       3,553
      Advertising                                                                               16,131                       1,411
      Other                                                                                     19,562                      10,631
                                                                                            ----------                ------------
      TOTAL OTHER EXPENSES                                                                      75,428                      39,348

         INCOME BEFORE INCOME TAXES                                                             15,186                      14,611
INCOME TAXES                                                                                     5,014                       5,122
                                                                                            ----------                ------------

       NET INCOME                                                                           $   10,172                $      9,489
                                                                                            ==========                ============
Basic earnings per common share                                                             $     1.53                $       1.56
                                                                                            ==========                ============
Diluted earnings per common share                                                           $     1.52                $       1.56
                                                                                            ==========                ============
Average common shares outstanding:
        Basic                                                                                6,626,780                   6,069,669
                                                                                            ==========                ============
        Diluted                                                                              6,686,687                   6,086,360
                                                                                            ==========                ============

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except per share data)
                                                                                               THREE MONTH PERIOD ENDED
                                                                                                      SEPTMEBER 30

                                                                                             1998                          1997
                                                                                             ----                          ----
                                                                                          (unaudited)                  (unaudited)
INTEREST INCOME
       Interest and fees on loans                                                        $      25,762                 $    22,009
       Interest on investment securities:
        Taxable                                                                                  1,964                       2,342
        Tax-exempt                                                                                 404                         468
       Other interest income                                                                       619                           4
                                                                                         -------------                 -----------
       TOTAL INTEREST INCOME                                                                    28,749                      24,823

INTEREST EXPENSE
       Interest on deposits                                                                     11,004                       8,473
       Interest on short-term borrowings                                                         1,803                       2,241
       Interest on long-term debt                                                                1,654                         788
                                                                                         -------------                 -----------
       TOTAL INTEREST EXPENSE                                                                   14,461                      11,502

         NET INTEREST INCOME                                                                    14,288                      13,321
PROVISION FOR POSSIBLE LOAN LOSSES                                                                 846                         393
                                                                                         -------------                 -----------

NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                                                     13,442                      12,928

OTHER INCOME
      Investment securities gains                                                                   11                           4
      Service charges                                                                            1,399                       1,077
      Mortgage loan servicing fees                                                               4,246                       3,065
      Net origination fees on junior mortgages                                                   5,269                           -
      Gain on sale of loans                                                                      5,478                         450
      Other                                                                                      1,506                       1,894
                                                                                         -------------                 -----------
      TOTAL OTHER INCOME                                                                        17,909                       6,490

OTHER EXPENSES
      Salaries and employee benefits                                                            10,114                       7,127
      Occupancy, excluding depreciation                                                          1,711                         890
      Depreciation                                                                               2,203                       1,292
      Advertising                                                                                7,012                         687
      Other                                                                                      5,187                       4,160
                                                                                         -------------                 -----------
      TOTAL OTHER EXPENSES                                                                      26,227                      14,156

       INCOME BEFORE INCOME TAXES                                                                5,124                       5,262
INCOME TAXES                                                                                     1,364                       1,777
                                                                                         -------------                 -----------

       NET INCOME                                                                         $      3,760                $       3,485
                                                                                          ============                =============
Basic earnings per common share                                                           $       0.56                $        0.57
                                                                                          ============                =============
Diluted earnings per common share                                                         $       0.56                $        0.57
                                                                                          ============                =============
Average common shares outstanding:
        Basic                                                                                6,699,977                    6,071,327
                                                                                          ============                =============
        Diluted                                                                              6,778,891                    6,089,988
                                                                                          ============                =============

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
 (in thousands)


                                                                                                ACCUMULATED
                                                                                                   OTHER                TOTAL
                                         COMMON        CAPITAL    RETAINED        TREASURY     COMPREHENSIVE        STOCKHOLDERS'
                                          STOCK        SURPLUS    EARNINGS          STOCK          INCOME               EQUITY
                                      -------------- ------------ ------------- -------------- ------------------ ------------------
Nine Months Ended September 30, 1998

Balances at December 31, 1997            $16,067      $48,769        $40,374        $   (310)          $1,355              $106,255

Comprehensive Income:
Net income                                                            10,172                                                 10,172
Other comprehensive income, net of
tax:
   Unrealized holding loss on                                                                          (1,303)               (1,303)
   securities arising during the
   period                                                                                                 (16)                  (16)
                                                                                                       ------                ------
   Less: reclassification adjustment                                                                   (1,319)               (1,319)
                                                                                                                            -------
   for gains realized in net income
   Other comprehensive income

Comprehensive Income                                                                                                          8,853

Cash Dividends Declared ($0.57/share)                                 (3,776)                                                (3,776)

Exercise of 3,279 stock options                               (89)                       156                                     67

Purchase of 81,219 shares of                                          (3,552)                                                (3,552)
treasury stock

Common stock issued in acquisitions             807        14,965                                                            15,772
                                         ------------ ------------ -------------- ------------- ------------------ -----------------

Balances at September 30, 1998           $   16,874      $ 63,645    $46,770         $(3,706)     $        36           $   123,619
                                         ------------ ------------ -------------- ------------- ------------------ -----------------


                                                                                                ACCUMULATED
                                                                                                   OTHER                TOTAL
                                         COMMON        CAPITAL    RETAINED        TREASURY     COMPREHENSIVE        STOCKHOLDERS'
                                          STOCK        SURPLUS    EARNINGS          STOCK          INCOME               EQUITY
                                      -------------- ------------ ------------- -------------  ------------------ ------------------
Nine Months Ended September 30, 1997

Balances at December 31, 1996              $ 13,998      $ 35,426  $  30,246        $   (300)     $         3       $        79,373


Comprehensive Income:
Net income                                                             9,489                                                  9,489
Other comprehensive income, net of tax:
    Unrealized holding gains on
    securities arising during the                                                                       1,080                 1,080
    period
    Less:  Reclassification  adjustment                                                                    (9)                   (9)
                                                                                                        -----                 -----
    for gains realized in net income
Other comprehensive income                                                                               1,071                1,071
                                                                                                                              -----

Comprehensive Income                                                                                                         10,560

Cash Dividends Declared ($0.54/share)                                 (3,278)                                                (3,278)

Exercise of 2,627 stock options                    7           58                                                                65

Sale of 2,511 shares of treasury stock                         13                         67                                     80
Purchase of 2,300 shares of
treasury stock                                                                           (77)                                   (77)

Common stock issued in acquisitions           1,202           298      2,150                               19                 3,669
                                         ------------ ------------ -------------- -------------  ----------------- -----------------

Balances at September 30, 1997            $  15,207     $  35,795  $  38,607       $    (310)      $    1,093            $   90,392
                                         ------------ ------------ -------------- -------------  ----------------- -----------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                                                NINE MONTH PERIOD ENDED
                                                                                                      SEPTEMBR 30

                                                                                              1998                   1997
                                                                                              ----                   ----
                                                                                           (unaudited)            (unaudited)
OPERATING ACTIVITIES
Net Income                                                                                $       10,172         $       9,489
Adjustments to reconcile net income to net cash used in operating activities:
       Net amortization                                                                            2,609                   761
       Provision for depreciation                                                                  5,864                 3,553
       Provision for possible loan losses                                                          2,047                 1,221
       Loans originated for sale                                                                (429,316)              (81,385)
       Purchases of loans held for sale                                                         (621,527)             (550,125)
       Proceeds from loans sold                                                                  931,101               455,043
       Realized gains on loans sold                                                              (12,811)               (1,333)
       Realized investment securities gains                                                          (27)                  (15)
       Increase in accrued interest receivable                                                    (3,288)               (3,013)
       Increase in other assets                                                                  (42,973)               (4,279)
       Increase in other liabilities                                                               3,401                 3,449
                                                                                                   -----                 -----

NET CASH USED IN OPERATING ACTIVITIES                                                           (154,748)             (166,634)

INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale                                            17,221                21,963
  Proceeds from maturities of securities available for sale                                       65,540                34,672
  Purchases of securities available for sale                                                     (78,997)              (67,226)
  Proceeds from maturities and calls of investment securities                                          -                 1,863
  Net increase in loans                                                                          (64,787)              (49,177)
  Net cash acquired in acquisitions                                                                2,584                 9,126
  Purchases of premises and equipment                                                            (20,352)               (3,965)
                                                                                                 --------               -------

NET CASH USED IN INVESTING ACTIVITIES                                                            (78,791)              (52,744)

FINANCING ACTIVITIES
  Net increase (decrease) in noninterest-bearing deposits                                         18,447                (6,380)
  Net increase in interest-bearing deposits                                                      112,171                43,431
  Net increase in short-term borrowings                                                              909               159,279
  Proceeds from long-term debt                                                                    62,300                30,150
  Repayment of long-term debt                                                                    (30,700)                    -
  Proceeds from issuance of Trust Preferred Securities                                            29,158                     -
  Exercise of stock options                                                                           67                    65
  Purchases of treasury stock                                                                     (3,552)                  (77)
  Proceeds from sales of treasury stock                                                                -                    80
  Cash dividends paid                                                                             (3,776)               (3,278)
                                                                                                  -------               -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        185,024               223,270
                                                                                                 -------               -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (48,515)                3,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  87,235                47,764
                                                                                                  ------                ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       38,720         $      51,656
                                                                                          ==============         =============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1998

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include all the accounts of City Holding Company (the Parent Company or City Holding) and its wholly owned subsidiaries (collectively, the Company). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1998. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - MERGERS AND ACQUISITIONS

         On August 7, 1998, the Company announced that it had signed a definitive agreement to merge with Horizon Bancorp, Inc. Expected to be accounted for as a pooling of interests, the merger entails an exchange of $45.00 in City Holding common stock, subject to adjustment, for each share of Horizon common stock. If, based on trading prices near the closing of the transaction, the value of City Holding stock is between $40.50 and $44.40, Horizon shareholders will receive $45.00 in City Holding common stock for each share of Horizon common stock. If the value of City Holding common stock is less than $40.50, Horizon shareholders will receive 1.111 shares of City Holding stock for each share of Horizon common stock. If the value of City Holding common stock is greater than $44.50, Horizon shareholders will receive 1.011 shares of City Holding stock for each share of Horizon common stock. The merger is subject to the approval of City Holding and Horizon shareholders and applicable regulatory authorities and is expected to close during the fourth quarter of 1998. Horizon has granted City Holding an option, exercisable under certain circumstances, to purchase up to 19.9% of the total shares of Horizon common stock outstanding and City Holding has granted Horizon a similar option on its own shares of common stock.

         The following unaudited selected pro forma financial data of City Holding and Horizon combined is derived from the historical financial statements of City Holding and Horizon:

(In thousands)                    As of Septmeber 30
                              -------------------------
                                 1998           1997
                              -------------------------

Total assets                  $2,651,234     $2,354,158


                           For the nine months          For the three months
                            ended September 30           ended September 30
                            1998          1997           1998          1997
                          --------------------------------------------------

Net interest Income       $77,911       $72,308        $26,386       $24,987
Net income                 20,311        19,770          6,575         7,012

         The pro forma information provided above does not purport to be indicative of the results that would have been obtained if the operations were combined during the periods presented or of results that may occur in the furure.

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

         In January 1998, City National Bank of West Virginia (City National), a wholly-owned subsidiary of the Company, acquired Jarrett/Aim Communications, Inc. (Jarrett/Aim), a printing and direct mail corporation. In March 1998, City National acquired Morton Specialty Insurance Partners, Inc. (Morton Insurance), an insurance brokerage that offers property and casualty insurance and bonding programs to established commercial and industrial clients, primarily in energy-related industries. In April 1998, City National acquired CityNet Corporation (CityNet) and MarCom, Inc. (MarCom), an Internet service provider and web site development firm, respectively. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations attributable to these transactions have been included in the consolidated totals from the dates of the acquisitions. The assets of Jarrett/Aim, Morton Insurance, CityNet and MarCom represent less than 1% of the total assets of the Company. Accordingly, no proforma information has been included for the information provided herein.

NOTE C - TRUST PREFERRED SECURITIES

         On October 27, 1998, City Holding Capital Trust II, ("Capital Trust II"), a special-purpose statutory trust subsidiary of the Company sold via public offering $57.5 million in 9.125% trust preferred capital securities (the "Capital Securities") and issued $1.8 million of common securities to the Company. Distributions on the Capital Securities will be payable quarterly and each Capital Security has a stated liquidation value of $25. To fund Capital Trust II, the Company sold to Capital Trust II $59.3 million in 9.125% Junior Subordinated Debentures (the "Debentures") with a stated maturity date of October 31, 2028. The sole assets of Capital Trust II are the Debentures. Cash distributions on the Capital Securities are made to the extent interest on the Debentures is received by Capital Trust II. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of Capital Trust II's obligations under the Capital Securities regarding the payment of distributions and payment on liquidation or redemption of the Capital Securities, but only to the extent of funds held by Capital Trust II. The Capital Securities are subject to mandatory redemption (i) in whole, but not in part, at the Stated Maturity upon repayment of the Junior Subordinated
Debentures, (ii) prior to October 31, 2003, in whole, but not in part, contemporaneously with the optional redemption at any time by the Company of the Junior Subordinated Debentures at any time within 90 days following an event of certain changes or amendments to regulatory requirements or federal income tax rules and (iii) in whole or in part, at any time on or after October 31, 2003, contemporaneously with the optional redemption by the Company of the Junior Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Capital Securities plus accumulated but unpaid distributions thereon. After deducting expenses incurred in the issuance, the Company received proceeds of $55.34 million from the Capital Securities offering.

         On March 31, 1998, City Holding Capital Trust (the "Trust"), a special-purpose statutory trust subsidiary of the Company, issued $30 million in 9.15% trust preferred capital securities (the "Capital Securities") to certain qualified institutional buyers and $928,000 of common securities (the "Common Securities") to the Company. Distributions on the Capital Securities are payable semi-annually, and each Capital Security has a stated liquidation amount of $1,000. To fund the Trust, the Company sold to the Trust $30.9 million in 9.15% Junior Subordinated Debentures (the "Debentures") with a stated maturity date of April 1, 2028. The sole assets of the Trust are the Debentures. Cash distributions on the Capital Securities are made to the extent interest on the Debentures is received by the Trust. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities regarding the payment of distributions and payment on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Capital Securities are redeemable in whole at par or, if greater, a make-whole amount. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after April 1, 2008, at a declining redemption price ranging from 104.58% to 100% of the liquidation amount. On or after April 1, 2018, the Capital Securities may be redeemed at 100% of the liquidation amount. After deducting expenses incurred in the issuance, the Company received proceeds of $29.2 million from the Capital Securities offering.

         The offering of the Capital Securities issued in March 1998 is classified as "Corporation-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of City Holding Company" in the liabilities section of the consolidated balance sheets. Distributions on the Capital Securities are recorded in the consolidated statements of income of the Company as interest expense. The Company's payments on the Debentures are fully tax deductible.

         The Company has included the proceeds from the March 1998 offering in its Tier I capital. Additionally, the Company will be able to immediately include approximately $10.5 million of Trust Preferred Securities sold in October 1998 in its Tier I capital calculations. The remaining $47.0 million is includable in the Company's total risk-based capital computations. It is expected that upon consummation of the Company's proposed merger with Horizon Bancorp, the remaining $47.0 million would then qualify for treatment as Tier I capital.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the nine months in the periods ended September 30, 1998 and 1997, total comprehensive income approximated $8.85 million and $10.56 million, respectively. For the three months in the periods ended September 30, 1998 and 1997, comprehensive income approximated $1.98 million and $4.00 million, respectively.

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

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. Statement 133 is effective for years beginning after June 15, 1999 and the impact of adopting this Statement in the year 2000 cannot be determined at this time.

NOTE E - LONG-TERM BORROWINGS

         Long-term borrowings consist of a $35,000,000 revolving line of credit of the Parent Company with a variable rate based on the lesser of the adjusted LIBOR rate plus 1.50% per annum or the lender's base rate less .25% per annum (7.125% at September 30, 1998) due on December 31, 1998 but renewable annually. As of September 30, 1998, the outstanding balance was $35,000,000. Interest on this obligation is payable quarterly, and the Parent Company has pledged the common stock of City National as collateral for the revolving credit loan. The Company paid $35 million on the line of credit in October 1998 with proceeds received from Capital Trust II (See Note D).

         In addition to the Parent Company's line of credit, City National maintains long-term financing from the Federal Home Loan Bank (FHLB) in the form of Long-Term LIBOR Floaters as follows:

            Amount                   Interest                 Maturity
         Outstanding                  Rate                     Date
     ----------------------- ------------------------ ------------------------

      $     10,000,000                 5.60%                     July 2002
            25,000,000                 5.39                 September 2002
            25,000,000                 4.89                   January 2008
             5,000,000                 5.48                  February 2008

         Additionally, Del Amo maintains long-term, fixed-rate financing from the Federal Home Loan Bank (FHLB) as follows:

            Amount                   Interest                 Maturity
         Outstanding                  Rate                     Date
     ----------------------- ------------------------ ------------------------

      $     2,000,000                 6.58%                     June 2000
            1,500,000                 6.94                      June 2005
            1,500,000                 7.14                      June 2015

As of September 30, 1998, City National has maximum available credit with the FHLB of approximately $269 million, which is collateralized by a blanket lien on all residential and multi-family mortgage loans, and eligible government and agency securities. Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HIGHLIGHTS

FINANCIAL POSITION

         Total assets increased $324.86 million or approximately 25.66% during the first nine months of 1998. The acquisition of Del Amo (Note B) represented approximately $116 million of the increase. Excluding the addition of Del Amo, net portfolio loans have increased approximately 7.68% or $59 million. Loans held for sale, consisting primarily of loans purchased or originated with the intent to sell or securitize, increased $133 million or 98.19%. See LOAN PORTFOLIO and LOANS HELD FOR SALE for further discussion. The increase in net loans and loans held for sale was funded primarily by an increase in deposits and long-term borrowings (including the Trust Preferred Securities) of $233.17 million or 24.85% and $66.60 million or 97.37%, respectively. Other assets increased $52.4 million during the nine months ended September 30, 1998 primarily due to an additional $35.93 million in retained interests recorded as a result of three asset-backed securitization transactions recorded during the nine month period. See LOANS HELD FOR SALE for further discussion. Total stockholders' equity increased $17.36 million during the first nine months of 1998 primarily due to net income recorded during the period of $10.17 million less dividends paid of $3.78 million and treasury stock acquisitions of $3.40 million plus $15.77 million related to common stock issued in acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997

         The Company reported net income of $3.76 million for the three months ended September 30, 1998 compared to net income of $3.49 million for the quarter ended September 30, 1997. This increase of $270,000, or 7.74%, was attributable to an increase in net interest income, after provision for possible loan losses, of $514,000 and an increase in other income of $11.42 million which was offset by an increase in other expenses of $12.07 million. Additionally, income tax expense for the period declined $413,000 as compared to the same period in 1997 due to a state income tax credit utilized by the Company during the three months ended September 30, 1998.

         The Company defines its mortgage-banking related activities to include the wholesale acquisition and retail origination of junior lien, and to a lesser extent certain conventional, mortgage loans, sales of those loans to independent third parties, securitization of the junior lien mortgage product, and loan servicing activities. The increase in non-interest income is primarily the result of the continued growth of the Company's mortgage-banking operations. Of the approximate $11.42 million increase in non-interest income, $5.27 million is attributable to net junior lien mortgage origination fees recognized during the three months ended September 30, 1998, compared to no such income during the same period of 1997. The Company began its retail origination of junior lien mortgage loans during the fourth quarter of 1997.

         An additional $5.03 million of the increase in non-interest income is attributable to gains recognized on the sale of loans. During the three months ended September 30, 1998, the Company reported gains on loan sales of approximately $5.48 million compared to $450,000 during the same period of 1997. Of the $5.48 million reported in 1998, approximately $2.69 million and $2.79 million was attributable to secondary market loan sales and loan securitizations, respectively. Increases in income derived from mortgage loan servicing activities accounted for approximately $1.18 million of the increase in non-interest income. This increase is the result of the growth in loans serviced for others from approximately $1.13 billion at September 30, 1997 to $1.66 billion at September 30, 1998.

         The increase of approximately $12.07 million or 85.27%, during the third quarter of 1998 as compared to the same period of 1997, in non-interest expense is also largely attributable to the growth experienced by the Company in its mortgage-banking activities. Advertising expense has increased approximately $6.33 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase is directly the result of the nationwide advertising for and the direct mail solicitation of junior lien mortgage loans. In addition to advertising expense, personnel costs have increased approximately $2.99 million or 41.91% from $7.13 million to $10.11 million for the three months in the periods ended September 30, 1997 and 1998, respectively. Of the $2.99 million increase, approximately $1.97 million is attributable to new divisions and affiliates of the Company either acquired or formed since September 30, 1997. This increase does not include approximately $6.09 million of personnel costs incurred by the Company's new retail origination divisions directly related to the origination of junior lien mortgage loans. Those expenses have been netted against loan origination fees in the consolidated statements of income.

         Occupancy and depreciation expenses have increased $1.73 million for the three months ended September 30, 1998 as compared to the same period in 1997. Of this increase, approximately $1.48 million is attributable to divisions and affiliates acquired or formed by the Company since September 30, 1997. Other expenses increased $1.03 million during this same period, primarily the result of approximately $840,000 charged to expense related to the Company's third quarter loan securitization.

         Basic and diluted earnings per share were $0.56 and $0.57 for the third quarter of 1998 and 1997, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997

         The Company reported net income of $10.17 million for the nine months ended September 30, 1998 compared to $9.49 million for the nine months ended September 30, 1997. This increase of $680,000 or 7.17%, was primarily due to an increase in net interest income, after provision for possible loan losses, of

$3.14 million plus an increase in other income of $33.52 million less an increase in other expenses of $36.08 million. Similar to the comparison of the three month periods ended September 30, 1998 and 1997, mortgage-banking related activities have primarily represented the growth in both non-interest income and expenses for the nine month periods.

         Non-interest income increased 204% from $16.39 million to $49.91 million during the nine months ended September 30, 1997 and 1998, respectively. Of the $33.52 million increase, $11.49 million is due to net origination fees on junior lien mortgage loans recognized during the nine months ended September 30, 1998 compared to no such income during the same period in 1997. As previously discussed, the Company generally began its retail origination of junior lien mortgage loans during the fourth quarter of 1997. Additionally, gains on the sale of loans increased $11.48 million for the nine months ended September 30, 1998 as compared to the same period in 1997. Of the $12.81 million reported as gain on loan sales, approximately $6.37 million and $6.44 million were attributable to secondary market loan sales and loan securitizations, respectively. Increases derived from mortgage loan servicing activities accounted for approximately $3.84 million of the increase in non-interest income.

         Other income has increased approximately $6.07 million or 175% from $3.46 million for the nine month period ended September 30, 1997 to $9.54 million for the same period in 1998. This increase is directly attributable to other non-interest revenue earned by divisions or affiliates acquired or formed by the Company since September 30, 1997, including approximately $1.72 million associated with fees earned by the Company's insurance brokerage division during 1998.

         Non-interest expense increased 91.69% from $39.35 million to $75.43 million during the nine months ended September 30, 1997 and 1998, respectively. Of the $36.08 million increase, approximately $14.72 million is related to advertising expenses. Of the $14.72 million increase in advertising expenses, $14.30 million is directly related to the nationwide advertising for and direct mail solicitation of junior lien mortgage loans. In addition to advertising expenses, personnel costs have increased approximately $8.40 million or 39.77% from $21.12 million for the nine months ended September 30, 1997 to $29.52 million for the same period in 1998. Of the $8.40 million increase, $6.31 million is attributable to new divisions and affiliates either acquired or formed by the Company since September 30, 1997. This increase does not include approximately $11.13 million of personnel costs incurred by the Company's new retail loan origination divisions directly related to the origination of junior lien mortgage loans. Those expenses have been netted against loan origination fees in the consolidated statements of income. Occupancy and depreciation expenses have increased approximately $4.03 million or 65.14% for the nine months ended September 30, 1998 as compared to the same period in 1997. Of this increase, approximately $3.35 million is attributable to divisions or affiliates acquired or formed by the Company since September 30, 1998.

         Other expenses have increased approximately $8.93 million or 84.01% from $10.63 million for the nine months ended September 30, 1997 to $19.56 million for the same period in 1998. Of this $8.93 million increase, $7.58 million is attributable to divisions or affiliates acquired or formed by the Company since September 30, 1997, including approximately $2.20 million associated with costs of completing the Company's securitized loan transactions during 1998.

         Net income for the first nine months also benefited from an increase of $3.14 million in the Company's net interest income during the first nine months of 1998 as compared to the same period of 1997. The addition of Del Amo represented approximately $1.79 million of this increase. Basic earnings per share were $1.53 and $1.56 for the nine months ended September 30, 1998 and 1997, respectively. Diluted earnings per share were $1.52 and $1.56 for the same periods, respectively.

SELECTED RATIOS

         The return on average assets (ROA) for the third quarter of 1998 was .95% compared to 1.15% in the third quarter of 1997. The return on average shareholder's equity (ROE) for the third quarter of 1998 was 12.04% compared to 15.46% for the third quarter of 1997. For the nine months ended September 30, 1998, ROA was .94% compared to 1.08% for the period in 1997. ROE was 11.38% and 14.49% for the first nine months of 1998 and 1997, respectively.

         The dividend payout ratio of 33.93% for the quarter ended September 30, 1998 represents an increase of 7.44% from the dividend payout ratio of 31.58% for the quarter ended September 30, 1997. The dividend payout ratio was 37.25% and 34.62% for the nine months ended September 30, 1998 and 1997, respectively. Since 1988, the Company has paid dividends on a quarterly basis, and expects to continue to do so in the future.

LOAN PORTFOLIO

         The composition of the Company's loan portfolio (in thousands) is presented in the following table:


                                           September 30        December 31
                                               1998                1997
                                               ----                ----

Commercial, financial and agricultural       $ 260,419          $  232,602
Real Estate-Mortgage                           507,139             371,974
Real Estate-Construction                        31,247              28,427
Installment and other                          160,892             154,713
Unearned Income                                 (6,769)             (7,354)
                                               --------          ----------
         TOTAL                               $ 952,928          $  780,362
                                             =========          ==========


Loans Held for Sale
   Junior lien and similar mortgage loans    $ 248,463          $  114,462
   Conventional mortgage loans                  19,075              20,528
                                               -------            --------
         TOTAL                               $ 267,543          $  134,990
                                             =========          ==========

LOANS HELD FOR SALE

          Loans held for sale generally represent mortgage loans the Company has either purchased, through its wholesale division, or originated with the intent to sell or securitize and are carried at the lower of aggregate cost or estimated market value. Through its four retail loan origination platforms, the Company originates high loan-to-value (LTV) debt consolidation and other junior lien mortgage loans on a nationwide level. These loans are expected to either be securitized by the Company or sold to independent third parties within 90-180 days.

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

          During the first three quarters of 1998, the Company originated $429.32 million and purchased $621.53 million in loans held for sale and sold $918.29 million during the same period. This compares to originations of $81.39 million, purchases of $550.13 million, and sales of $455.04 million during the first three quarters of 1997.

          On September 24, 1998, the Company sold approximately $132.92 million of junior lien mortgage loans held for sale through an asset-backed securitization transaction. As a result, the Company recorded a retained interest of approximately $16.23 million. The amount recorded as retained interest is computed by estimating the future cash flows of the loans and giving consideration to certain assumptions regarding the performance of the underlying collateral loans. The three most significant assumptions used in this valuation process include: (1) prepayment rates, the rates at which borrowers will fully repay loan balances in advance of established amortization periods; (2) default rates, the rates at which collateral loans will become uncollectible; and (3) discount rates, the rates used by management to discount the estimated future cash flows such that the present value of those cash flows can be estimated.

          For the nine months ended September 30, 1998, the Company completed three asset-backed securitization transactions which have resulted in an additional $35.93 million recorded as retained interests. As of September 30, 1998, the Company has approximately $41.46 million, including accrued interest, recorded in Other Assets representing the Company's total retained interests in its securitized loan pools. Significant assumptions used to estimate the value of the retained interest include:

      Prepayment rates                     Between 17-21% CPR
      Default rates                        Approximating 10% cumulative losses
      Weighted average discount rates      Between 12-14%


LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. They consist primarily of FHA Title I home improvement loans and debt consolidation loans secured by junior lien mortgages. The unpaid principal balances of mortgage loans serviced for others was $1.66 billion and $1.25 billion at September 30, 1998 and December 31, 1997, respectively. The unpaid principal balances of intercompany mortgage loans serviced was $234.60 million at September 30, 1998.

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

         Mortgage loan servicing rights of $7.51 million and $2.46 million at September 30, 1998 and December 31, 1997, respectively, are included in other assets in the accompanying balance sheets. Amortization of mortgage loan servicing rights approximated $439,000 and $246,000 during the nine months ended September 30, 1998 and September 30, 1997, respectively. ASSET QUALITY AND

ALLOWANCE FOR LOAN LOSSES

          The following table summarizes the Company's risk elements for the periods ending September 30, 1998 and December 31, 1997. The Company's coverage ratio of nonperforming assets and potential problem loans continues to be strong at 83.94% as of September 30, 1998.

         Management is of the opinion that the allowance for loan losses is adequate to provide for probable future losses inherent in the portfolio.

RISK ELEMENTS
(in thousands)
                                                  Nine Months
                                                     Ended                Year Ended
                                                  September 30            December 31
                                                      1998                   1997
                                                      ----                   ----
ALLOWANCE FOR LOAN LOSSES
        Balance at beginning of period              $  7,673               $  7,281
        Charge-offs                                   (1,856)                (1,899)
        Recoveries                                       249                    419
                                                    ---------              --------
        Net charge-offs                               (1,607)                (1,480)
        Provision for loan possible losses             2,047                  1,662
        Balance of acquired subsidiary                   785                    210
                                                    ---------              --------
        Balance at end of period                    $  8,898               $  7,673
                                                    =========              ========

AS A PERCENT OF AVERAGE TOTAL LOANS
        Net charge-offs                                 .24%                 .20%
        Provision for possible loan losses              .31%                 .22%
        Allowance for loan losses                      1.02%                1.01%

                                                  September 30            December 31
                                                      1998                   1997
                                                      ----                   ----
NON-PERFORMING ASSETS
        Other real estate owned                     $  2,527               $  1,263
        Non-accrual loans                              4,173                  3,758
        Accruing loans past due 90 days
          or more                                      2,501                  1,858
        Restructured loans                             1,049                    331
                                                ------------------ --------------------
        Total non-performing Assets                 $ 10,250               $  7,210

POTENTIAL PROBLEM LOANS                             $    351               $    204

AS A PERCENT OF NON-PERFORMING ASSETS
   AND POTENTIAL PROBLEM LOANS
        Allowance for loan losses                      83.94%                103.49%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
AS A PERCENT OF AVERAGE TOTAL LOANS                     0.29%                  0.25%

INTEREST RATE SENSITIVITY AND LIQUIDITY

         Interest Rate Sensitivity: The Company manages its liquidity position to reduce interest rate risk, which is the susceptibility of assets and liabilities to declines in value as a result of changes in general market interest rates. The Company seeks to reduce the risk through asset and liability management, where the goal is to optimize the balance between earnings and interest rate risk. The Company measures interest rate risk through interest sensitivity gap analysis as illustrated in the following table. At September 30, 1998, the one year period shows a negative gap (liability sensitive) of $377 million. This analysis is a "static gap" presentation and movements in deposit rates offered by City National and Del Amo lag behind movements in the prime rate. Such time lags affect the repricing frequency of many items on the Company's balance sheet. Accordingly, the sensitivity of deposits to changes in market rates may differ significantly from the related contractual terms. The table is first presented without adjustment for expected repricing behavior. Then, as presented in the "management adjustment" line, these balances have been notionally distributed over the first three periods to reflect those portions of such accounts that are expected to reprice fully with market rates over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of such allocations by each of the banking divisions, and is based upon historical experience with their individual markets and customers. Management expects to continue the same pricing methodology in response to market rate changes; however, management adjustments may change as customer preferences, competitive market conditions, liquidity, and loan growth change. Also presented in the management adjustment line are loan prepayment assumptions, which may differ from the related contractual terms of the loans. These balances have been distributed over the four periods to reflect those loans that are expected to be repaid in full prior to their maturity date. After management adjustments, the table shows a negative gap in the one-year period of $99 million. A negative gap position is advantageous when interest rates are falling because interest-bearing liabilities are being repriced at lower rates and in greater volume, which has a positive effect on net interest income. However, when interest rates are rising, this position produces the converse effect. Consequently, the Company has experienced a slight decline in its net interest margin during the past two years and is somewhat vulnerable to a rapid rise in interest rates in 1998. These declines in net interest margin did not translate into declines in net interest income because of increases in the volume of interest-earning assets.

INTEREST RATE SENSITIVITY GAPS
(in thousands)

                                          1 to 3 MO.      3 to 12 MO.     1 to 5 YRS.     Over 5 YRS.        Total
                                        ---------------- --------------- -------------- ---------------- --------------

ASSETS
  Gross loans                                $ 220,957       $ 129,493      $ 467,622      $ 137,466        $ 955,538
  Loans held for sale                          267,543               0              0              0          267,543
  Securities                                    27,132          17,788         92,014         23,421          160,355
  Federal funds sold                             1,484               0              0              0            1,484
  Retained interest in securitized loans        40,287               0              0              0           40,287
                                           --------------- -------------- -------------- ---------------- --------------

Total interest earning assets                 $557,403        $147,281       $559,636       $160,887       $1,425,207
                                           --------------- -------------- -------------- ---------------- --------------

LIABILITIES
  Savings and NOW Accounts                   $ 429,525             $ 0    $         0      $       0        $ 429,525
  All other interest bearing deposits          127,881         288,027        150,817         19,941          586,666
  Short term and other borrowings              131,156               0              0              0          131,156
  Long term borrowings                         105,000               0              0              0          105,000
  Trust preferred securities                         0               0              0         30,000           30,000
                                           --------------- -------------- -------------- ---------------- --------------

Total interest bearing liabilities            $793,562        $288,027      $ 150,817       $ 49,941       $1,282,477
                                           --------------- -------------- -------------- ---------------- --------------

Interest sensitivity gap                     ($236,159)      ($140,746)      $408,819       $110,946        $ 142,860
                                           --------------- -------------- -------------- ---------------- --------------

Cumulative sensitivity gap                   ($236,159)      ($376,905)       $31,914       $142,860
                                           =============== ============== ============== ================ ==============

Management adjustments                       $ 351,191        ($73,683)     ($250,343)      ($27,165)

Cumulative management adjusted gap            $115,032        ($99,397)       $59,079       $142,860
                                           =============== ============== ============== ================ ==============

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

         In the fourth quarter of 1997, a New York investment bank committed to issue up to $100 million of the Company's certificates of deposit. The activation of this commitment is solely at the discretion of the Company. The certificates of deposit could be issued in maturities up to five years at a rate equal to a comparable treasury maturity plus a market based spread. At September 30, 1998, $32 million of the certificates of deposit had been sold under this commitment at an average rate and term of approximately 5.70% and two years, respectively. There can be no assurance that the Company will issue additional certificates of deposit pursuant to this arrangement.

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

         The Company's cash and cash equivalents,  represented by cash, due from banks and federal  funds sold,  are a product of its  operating,  investing  and
financing   activities.   These  activities  are  set  forth  in  the  Company's
Consolidated  Statements of Cash Flows included elsewhere herein.  Cash was used from operating  activities in the first nine months of 1998 and 1997 due to cash outlays for loans  originated for sale and purchases of loans held for sale. Net cash was  used in  investing  activities  for both  periods  presented  which is indicative  of the  Company's  net  increases  in loan volume and  purchases  of securities  available for sale. Cash was provided by financing activities during each period, as a result of net increases in deposits and long-term  borrowings, and the issuance of Trust Preferred Securities in March 1998.

CAPITAL RESOURCES

         As  a  bank  holding  company,  City  Holding  Company  is  subject  to regulation by the Federal  Reserve  Board under the Bank Holding  Company Act of
1956.  In  January  1989,  the  Federal  Reserve  published  risk-based  capital guidelines in final form which are  applicable to bank holding  companies.  Such guidelines define items in the calculation of risk-weighted assets. At September
30,  1998,  the  regulatory   minimum  ratio  of  qualified   total  capital  to
risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit)  is 8  percent.  At least half of the total  capital is to be comprised of "Tier 1 capital", or the Company's common stockholders' equity, and minority interest in consolidated subsidiary, net of intangibles.  The remainder
("Tier 2 capital") may consist of certain  other  prescribed  instruments  and a limited amount of loan loss reserves.

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

         The following  table  presents  comparative  capital ratios and related dollar amounts of capital for the Company, including minimal amounts required by the Company's regulatory authorities:
                                                                        Dollars in Thousands
                                                                September 30                 December 31
                                                                    1998                        1997
                                                                    -----                       ----
Capital  Components
          Tier 1 risk-based capital                          $         114,935            $       82,842
          Total risk-based capital                                     123,833                    90,515

Capital Ratios
          Tier 1 risk-based                                               7.84%                     9.16%
          Total risk-based                                                8.45                     10.00
          Leverage                                                        7.43                      6.49
Regulatory Minimum
          Tier 1 risk-based (dollar/ratio)                   $     58,646/4.00%           $  36,191/4.00%
          Total risk-based (dollar/ratio)                         117,293/8.00               72,381/8.00
          Leverage (dollar/ratio)                                  61,914/4.00               51,094/4.00

          Actual capital ratios noted above reflect management's emphasis on strong asset quality and a history of retained net income. However, the asset-backed securitization program undertaken by the Company to generate future earnings does, in the short-term, negatively impact the aforementioned ratios. As of September 30, 1998, the Company is required to provide equity capital against approximately $313 million of off-balance sheet items. The unpaid principal balance of securitized loan pools approximated $307 million at September 30, 1998. Under the low-level recourse rules required by the Company's regulatory authorities, the Company, as a result of maintaining a retained interest in its securitized loan pools, is required to include the lesser of:
(1) the product of the recorded balance of its retained interests multiplied by a factor of 12.5, or (2) the unpaid principal balance of the securitized loans in its risk-weighted assets when computing capital ratios. Thus, actual capital ratios are less than they would have been had the Company not maintained a retained interest in its securitization transactions or had the Company sold those loans to independent third parties separate from a securitization transaction.

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

         As more fully discussed in Note D to the financial statements, the Company, pursuant to rulings released by the Federal Reserve Board in October 1996, has included its Trust Preferred Securities issued in March 1998 in its Tier I capital calculations. Although not reflected in the aforementioned capital ratios, the Company will be able to immediately include approximately $10.5 million of Trust Preferred Securities sold in October 1998 in its Tier I capital calculations. The remaining $47.0 million is includable in the Company's total risk-based capital computations. It is expected that upon consummation of the Company's proposed merger with Horizon Bancorp, the remaining $47.0 million would then qualify for treatment as Tier I capital. The following table sets forth the Company's pro forma capital ratios and related dollar amounts of capital reflecting the impact of including the Trust Preferred Securities sold in October 1998:

                                            Dollars in Thousands
                                             September 30, 1998
                                       -----------------------------------

Capital  Components
          Tier 1 risk-based capital       $         125,435
          Total risk-based capital                  180,833

Capital Ratios
          Tier 1 risk-based                            8.56%
          Total risk-based                            12.33
          Leverage                                     8.10

IMPACT OF THE YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         Based on management's assessment of this issue, the Company determined that it would be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain software and hardware, the Year 2000 issue can be mitigated. However, to the extent that such modifications or replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue was initiated throughout the Company in January 1997. The project is sponsored and closely monitored by both senior and executive level management. The Office of the Comptroller of the Currency (OCC) and the Federal Financial Institutions Examination Council recommend that all systems reprogramming efforts be completed by December 31, 1998 to allow for sufficient testing and implementation. Management intends to meet or exceed this recommendation. Plan components are being executed in accordance with guidelines that have been mandated by the OCC. The Company's approach to Year 2000 compliance encompasses five industry standard phases:

          1.  Awareness  Phase

          2.  Assessment  Phase

          3.  Renovation  Phase

          4.  Validation  Phase

          5.  Implementation  Phase

To date, the Company has completed the Awareness, Assessment, and Renovation phases of the project. Currently, the Company is approximately 90% complete in the validation phase and has recently begun the implementation phase in certain areas.

               Having begun the implementation phase, management believes that the risks affecting the Company associated with the Year 2000 issue should be minimal. The majority of the critical applications affecting the Company have been addressed and management believes that solid solutions have been implemented to address areas of concern. Accordingly, the Company's management does not believe that the Year 2000 presents a material exposure as it relates to the Company's products and services. In addition, the Company has gathered information about the Year 2000 compliance status of its significant vendors, suppliers, and customers and continues to monitor their compliance. To date, the Company's management is not aware of any such party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such parties will be Year 2000 ready. The inability of such parties to complete their Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by such parties is not determinable.

         The Company has utilized both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications and will continue to do so. The sum of the costs incurred to-date and the estimated costs remaining to be incurred is not material to the consolidated financial statements.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and in accordance with the guidelines set forth by its regulatory authorities. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases of its program, the Company could experience significant difficulties in processing daily operating activities. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, or failure to properly date business records. The amount of potential liability and lost income cannot be reasonably estimated at this time.

NET INTEREST INCOME

         Net interest income, on a fully federal tax-equivalent basis, improved from the third quarter of 1997 to the third quarter of 1998 by approximately $942,000 due to an increase in net earning assets. Net yield on earning assets decreased between the respective periods from 4.79% to 4.05%. Earning asset yields declined 77 basis points (100 basis points equal one percent) to 8.08%, and the cost of interest-bearing liabilities declined 13 basis points to 4.55%. The $6.57 million decrease in net interest income due to a change in the rate, as shown in the following table, was offset with a $7.51 million increase in net interest income due to a change in the volume. Volume increases, particularly in the real estate loan portfolio and the deposit base, between the quarter ended September 30, 1997 and 1998 were primarily attributable to the addition of Del Amo in 1998. Additionally, the average balance of loans held for sale increased approximately $106 million or 57.52% between the two periods.

         Net interest income, on a fully federal tax-equivalent basis, improved from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 by approximately $3.89 million due to an increase in net earning assets. Net yield on earning assets decreased between periods from 4.83% to 4.45%. Earning asset yields decreased 14 basis points to 8.61%, and the cost of interest-bearing liabilities increased 17 basis points to 4.70%. The $2.98 million decrease in net interest income due to a change in the rate, as shown in the following table, was offset by a $6.86 million increase in net interest income due to a change in the volume. Similar to the quarter-to-quarter comparison discussed above, the addition of Del Amo in 1998 has resulted in the majority of the volume increases, particularly in the real estate loan portfolio and total deposit base. Additionally, the average balance of loans held for sale for the nine month periods increased approximately $81.06 million or 50.50% from 1997 to 1998.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                                           Quarter Ended
                                                                            September 30
                                                            1998                                     1997
                                              Average                     Yield/      Average                    Yield/
                                              Balance       Interest       Rate       Balance      Interest        Rate
                                            --------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
   Commercial and industrial                $   252,634     $  4,802        7.60%   $  245,294    $   5,606        9.14%
   Real estate                                  538,971       10,981        8.15%      372,348        8,074        8.67%
   Consumer obligations                         152,123        3,774        9.92%      147,204        3,671        9.98%
                                            --------------------------------------------------------------------------------
      Total loans                               943,728       19,557        8.29%      764,846       17,351        9.07%

Loans held for sale                             290,911        6,205        8.53%      184,687        4,658       10.09%

Securities
   Taxable                                      141,102        1,964        5.57%      148,154        2,342        6.32%
   Tax-exempt (2)                                31,194          621        7.97%       34,668          709        8.18%
                                            --------------------------------------------------------------------------------
      Total securities                          172,296        2,585        6.00%      182,822        3,051        6.68%

Retained interest in securitized loans           26,157          616        9.42%        -             -            -

Federal funds sold                                  185            3        5.51%          262            4        6.11%
                                            --------------------------------------------------------------------------------
   Total earning assets                       1,433,277       28,966        8.08%    1,132,617       25,064        8.85%
Cash and due from banks                          33,305         -            -          35,406         -            -
Bank premises and  equipment                     51,114         -            -          30,967         -            -
Other assets                                     74,070         -            -          20,285         -            -
 Less: allowance for possible loan losses        (8,792)        -            -          (7,915)        -            -
                                            --------------------------------------------------------------------------------

   Total assets                             $  1,582,974        -            -      $1,211,360         -            -
                                            ================================================================================

INTEREST-BEARING LIABILITIES:
Demand deposits                             $   185,248        1,516         3.27%  $  134,145    $   1,107        3.30%
Savings deposits                                234,085        1,876         3.21%     222,642        1,657        2.98%
Time deposits                                   555,800        7,612         5.48%     418,092        5,709        5.46%
Short-term borrowings                           179,762        1,803         4.01%     162,977        2,241        5.50%
Long-term debt                                   86,454          963         4.45%      44,452          788        7.09%
Trust preferred securities                       30,000          692         9.22%        -            -            -
                                            --------------------------------------------------------------------------------
 Total interest-bearing liabilities           1,271,349       14,462         4.55%     982,308       11,502        4.68%
Demand deposits                                 160,117         -              -       126,862         -            -
Other liabilities                                26,624         -              -        12,025         -            -
Stockholders' equity                            124,883         -              -        90,165         -            -
                                            --------------------------------------------------------------------------------
     Total liabilities and
      Stockholders' equity                  $ 1,582,973         -              -    $1,211,360         -            -
                                            ================================================================================

     Net interest income                                    $ 14,504                              $   13,562
                                            ================================================================================

     Net yield on earning assets                                             4.05%                                 4.79%
                                            ================================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35% in 1998 and 34% in 1997.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                                               Quarter Ended
                                                                                September 30
                                                                               1998 VS. 1997

                                                                            Increase (Decrease)
                                                                             Due to Change In:

                                                                  Volume                Rate                 Net
                                                        --------------------- ------------------- -------------------
INTEREST INCOME FROM:
Loans
   Commercial and Industrial                                $       1,018        $     (1,822)     $        (804)
   Real estate                                                      5,999              (3,092)             2,907
   Consumer obligations                                               221                (118)               103
                                                            ------------------- ------------------ -------------------
      Total loans                                                   7,238              (5,032)             2,206

Loans held for sale                                                 6,125              (4,578)             1,547

Investment securities
   Taxable                                                           (108)               (270)              (378)
   Tax-exempt (1)                                                     (70)                (18)               (88)
                                                            ------------------- ------------------ -------------------
      Total investment securities                                    (178)               (288)              (466)

Retained interest in securitized loans                                616                   -                616

Federal funds sold                                                     (1)                  0                 (1)
                                                            ------------------- ------------------ -------------------
Total interest-earning assets                               $      13,800        $     (9,898)     $       3,902

INTEREST EXPENSE ON:
Demand deposits                                                       472                 (63)               409
Savings deposits                                                       88                 131                219
Time deposits                                                       1,886                  17              1,903
Short-term borrowings                                               1,217              (1,655)              (438)
Long-term debt                                                      1,808              (1,633)               175
Trust preferred securities                                            692                   -                692
                                                            ------------------- ------------------ -------------------
Total interest-bearing liabilities                          $       6,163        $     (3,203)     $       2,960
                                                            ------------------- ------------------ -------------------

NET INTEREST INCOME                                         $       7,637        $     (6,695)     $         942
                                                            =================== ================== ===================

(1) Fully federal taxable equivalent using a tax rate of 35% in 1998 and 34% in 1997.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                                         Nine Months Ended
                                                                            September 30
                                                            1998                                     1997
                                              Average                      Yield/     Average                       Yield/
                                              Balance       Interest        Rate      Balance      Interest          Rate
                                            --------------------------------------------------------------------------------
EARNING ASSETS:
Loans (1)
   Commercial and industrial                $   244,860      $15,856        8.63%   $  245,876    $  16,060          8.71%
   Real estate                                  484,041       29,994        8.26%      355,642       23,239          8.71%
   Consumer obligations                         147,715       10,995        9.94%      146,439       10,870          9.90%
                                            --------------------------------------------------------------------------------
      Total loans                               876,316       56,845        8.65%      747,957       50,169          8.94%

Loans held for sale                             241,895       18,008        9.93%      160,832       12,403         10.28%

Securities
   Taxable                                      134,098        6,097        6.06%      145,348        6,798          6.24%
   Tax-exempt (2)                                31,520        1,895        8.02%       35,236        2,185          8.27%
                                            --------------------------------------------------------------------------------
      Total securities                          165,618        7,992        6.43%      180,584        8,983          6.63%

Retained interest in securitized loans           15,637        1,175       10.02%        -             -            -

Federal funds sold                                2,795          118        5.63%        1,952           63          4.30%
                                            --------------------------------------------------------------------------------
   Total earning assets                       1,302,261       84,138        8.61%    1,091,325       71,618          8.75%
Cash and due from banks                          34,544         -             -         36,004         -              -
Bank premises and  equipment                     46,507         -             -         31,170         -              -
Other assets                                     70,044         -             -         19,147         -              -
 Less: allowance for possible loan losses
                                                 (8,679)        -             -         (7,719)        -              -
                                            --------------------------------------------------------------------------------
   Total assets                             $ 1,444,677         -             -     $1,169,927         -              -
                                            =============== =========== =========== ============= ============ ============

INTEREST-BEARING LIABILITIES:
Demand deposits                                $166,959     $  4,097        3.27%     $125,417    $   2,824          3.00%
Savings deposits                                227,997        7,355        4.30%      222,050        5,135          3.08%
Time deposits                                   510,637       18,926        4.94%      411,200       16,365          5.31%
Short-term borrowings                           140,439        5,278        5.01%      146,513        5,720          5.21%
Long-term debt                                   87,868        3,680        5.58%       39,845        2,640          6.83%
Trust preferred securities                       20,220        1,383        9.12%            -            -          -
                                            --------------------------------------------------------------------------------
 Total interest-bearing liabilities           1,154,120       40,719        4.70%      945,025       32,084          4.53%
Demand deposits                                 147,273         -           -          126,425         -            -
Other liabilities                                24,134         -           -           11,135         -            -
Stockholders' equity                            119,150         -           -           87,342         -            -
                                            --------------------------------------------------------------------------------
     Total liabilities and
      Stockholders' equity                  $ 1,444,677         -           -       $1,169,927         -            -
                                            ================================================================================

     Net interest income                                    $ 43,419                              $   39,534
                                            ================================================================================

     Net yield on earning assets                                            4.45%                                    4.83%
                                            ================================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income. (2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35% in 1998 and 34% in 1997.

RATE VOLUME ANALYSIS OF
CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                                             Nine Months Ended
                                                                                September 30
                                                                               1998 VS. 1997

                                                                            Increase (Decrease)
                                                                             Due to Change In:

                                                                  Volume                Rate                 Net
                                                        --------------------- ------------------- -------------------
INTEREST INCOME FROM:
Loans
   Commercial and Industrial                                $         (66)      $        (138)     $        (204)
   Real estate                                                      8,711              (1,956)             6,755
   Consumer obligations                                                73                  52                125
                                                            ------------------- ------------------ -------------------
      Total loans                                                   8,718              (2,042)             6,676

Loans held for sale                                                 6,443                (838)             5,605

Investment securities
   Taxable                                                           (515)               (186)              (701)
   Tax-exempt (1)                                                    (225)                (65)              (290)
                                                            ------------------- ------------------ -------------------
      Total investment securities                                    (740)               (251)              (991)

Retained interest in securitized loans                              1,175                   -              1,175

Federal funds sold                                                     12                  43                 55
                                                            ------------------- ------------------ -------------------
Total interest-earning assets                               $      15,608       $       (3,088)    $      12,520

INTEREST EXPENSE ON:
Demand deposits                                                     1,006                 297              1,303
Savings deposits                                                      141                 (10)               131
Time deposits                                                       4,071                 549              4,620
Short-term borrowings                                                (232)               (210)              (442)
Long-term debt                                                      2,285                (645)             1,640
Trust preferred securities                                          1,383                   -              1,383
                                                            ------------------- ------------------ -------------------
Total interest-bearing liabilities                          $       8,654       $          (19)    $       8,635
                                                            ------------------- ------------------ -------------------

NET INTEREST INCOME                                         $       6,954       $       (3,069)    $       3,885
                                                            =================== ================== ===================


(2) Fully federal taxable equivalent using a tax rate of 35% in 1998 and 34% in 1997.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


Item 3.                             Quantitative and Qualitative Disclosures and Market Risk        Not Applicable

PART II  OTHER INFORMATION
Item 1.                                                                  Legal Proceedings -        None
Item 2.                                                              Changes in Securities -        None
Item 3.                                                    Defaults Upon Senior Securities -        None
Item 4.                                Submission of Matters to a Vote of Security Holders -        None

Item 5.                                                                  Other Information -        None
Item 6.                                                        Exhibits and Reports on 8-K -


     Exhibit
     Number                          Exhibit
     ------                          -------

      11         Computation of Earnings per Share
      27         Financial  Data  Schedule  for the Nine Months
                 Ending  September  30, 1998

       On September 14, 1998, the Company filed its report on Form 8-K announcing pursuant to Item 5 that the Company had entered into an Agreement and Plan of Reorganization with Horizon Bancorp, Inc. (Horizon). Additionally, pursuant to Item 7 of Form 8-K, the Company included as exhibits (i) certain unaudited consolidated financial information of Horizon, (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations as included in Horizon's Form 10-Q for the quarter ended June 30, 1998; (iii) certain audited consolidated financial information of Horizon; and (iv) Management's Discussion and Analysis of Financial Condition and Results of Operations as incorporated by reference in Horizon's Form 10-K for the year ended December 31, 1997.

                                S I G N A T U R E

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CITY HOLDING COMPANY




November 13, 1998                       By  /s/ Michael D. Dean
                                           ----------------------------------
                                             Michael D. Dean
                                             Senior Vice President - Finance
                                             Principal Accounting Officer and
                                             Duly Authorized Officer

                                  EXHIBIT INDEX


   Exhibit Index

         11           Computation of Earnings per Share
         27           Financial Data Schedule for the Nine Months Ending
                      September 30, 1998