Form 10-K405
period 1998-12-31
CITY HOLDING CO
filed 1999-03-31
CIK 726854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
        For Annual and Transition Reports Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the fiscal year ended December 31, 1998.
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the transition period __________ to __________.

                         Commission File Number 0-11733
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

Securities registered pursuant to Section 12(g) of the Act:



        Title of Each Class                        Name of Each Exchange on Which Registered:
   Common Stock, $2.50 par value                            The Nasdaq Stock Market
---------------------------------                  ------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 29, 1999 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.):

Aggregate Market Value -- $ 384,562,285

The number of shares outstanding of the issuer's common stock as of March 29, 1999:

Common Stock, $2.50 Par Value -- 16,812,944 shares
---------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE




Documents                                     Part of Form 10-K
                                              into which Document
                                              is incorporated



Portions of the Annual                        Part I, Item 1; Part
  Report to Shareholders                      II, Items 5, 6, 7,
  of City Holding Company                     and 8; Part III, Item
  for the year ended                          13; Part IV, Item 14.
  December 31, 1998.                          _____________


Portions of City Holding                      Part III, Items 10,
  Company's Proxy statement                   11, 12 and 13.
  for the 1999 Annual
  Meeting of Shareholders.                    ______________

                                 FORM 10-K INDEX

PART I                                                                                     Page
                                                                                           ----


Item 1.                        Business                                                       4

Item 2.                        Properties                                                    12

Item 3.                        Legal Proceedings                                             12

Item 4.                        Submission of Matters to a Vote of                            12-13
                                 Security Holders

PART II

Item 5.                        Market for the Registrant's Common Stock and
                                 Related Stockholder Matters                                 13

Item 6.                        Selected Financial Data                                       13

Item 7.                        Management's Discussion and Analysis of                       13
                                 Financial Condition and Results of Operations

Item 7a.                       Quantitative and Qualitative Disclosures About
                                  Market Risk                                                14

Item 8.                        Financial Statements and Supplementary Data                   14

Item 9.                        Changes In and Disagreements with Accountants                 14
                                 on Accounting and Financial Disclosure
PART III

Item 10.                       Directors and Executive Officers of Registrant                14

Item 11.                       Executive Compensation                                        14

Item 12.                       Security Ownership of Certain Beneficial                      14
                                 Owners and Management

Item 13.                       Certain Relationships and Related Transactions                14

PART IV

Item 14.                       Exhibits, Financial Statement Schedules and                   15-16
                               Reports on Form 8-K

                               Signatures                                                    17-18

                               Exhibit Index

PART I

ITEM 1      BUSINESS


           City Holding Company (the Company), a West Virginia corporation headquartered in Charleston, West Virginia, is a multi-bank holding company that provides diversified financial products and services to consumers and local businesses. Through its network of 63 banking offices in West Virginia (60 offices), Ohio (1 office) and California (2 offices), the Company provides credit, deposit, investment advisory, insurance, and technology products and services to its customers. In addition to its branch network, the Company's delivery channels include ATMs, check cards, telemarketing, direct mail solicitation, interactive voice response systems, and Internet technology.

           Community banking is the core business segment of the Company. Since 1983, the Company has provided traditional banking products and services through its lead bank, City National Bank of West Virginia (City National), and through the various financial institutions the Company has acquired over the years. In conjunction with the evolution of the financial services industry, the Company, in recent years, has diversified its business to offer additional products and services to existing and new customers. Mortgage banking, including the origination, acquisition, servicing and sale of mortgage loans has developed into a significant product line for the Company. Additionally, the Company provides other financial services, including investment advisory, insurance, and internet technology products. When combined, these business lines reflect the diversification of the Company and depth and breadth of the products and services the Company delivers to its customers.

           In addition to the Company's community banking, mortgage banking, and other financial services business segments, the Company has identified a fourth segment, general corporate, which primarily includes the parent company and other administrative areas which provide general corporate support. These business segments are primarily identified by the products and services offered and the delivery channels through which the product or service is offered. The following tables summarize selected segment information for each of the last three years:

                                                                           Other

                                            Community      Mortgage      Financial      General
(in thousands)                               Banking       Banking       Services      Corporate    Eliminations   Consolidated
                                          ---------------------------------------------------------------------------------------

1998
Net interest income (expense)             $    96,085     $    8,906    $     64      $   (1,712)            -    $   103,343
Provision for loan losses                      (8,481)             -           -               -             -         (8,481)
                                          ---------------------------------------------------------------------------------------
Net interest income after provision for
loan losses                                    87,604          8,906          64          (1,712)                      94,862
Other income                                   19,355         47,414      11,133             216    $   (5,695)        72,423
Other expenses                                 82,100         50,752      11,502          16,899        (5,695)       155,558
                                          ---------------------------------------------------------------------------------------
Income before income taxes                     24,859          5,568        (305)        (18,395)            -         11,727
Income tax expense (benefit)                    9,816          1,798          (8)         (5,113)            -          6,493
                                          ---------------------------------------------------------------------------------------
NET INCOME                                $    15,043     $    3,770    $   (297)     $  (13,282)   $        -          5,234
                                          =======================================================================================
Average assets                            $ 2,202,104     $  336,367    $ 14,660      $   12,969    $        -    $ 2,566,100
                                          =======================================================================================

1997
Net interest income (expense)             $    90,769     $    8,456    $      3      $   (2,074)            -    $    97,154
Provision for loan losses                      (4,064)             -           -               -             -         (4,064)
                                          ---------------------------------------------------------------------------------------
Net interest income after provision for
loan losses                                    86,705          8,456           3          (2,074)            -         93,090
Other income                                   13,858         17,636         446             673             -         32,613
Other expenses                                 61,165         14,702         366           8,666             -         84,899
                                          ---------------------------------------------------------------------------------------
Income before income taxes                     39,399         11,389          83         (10,067)            -         40,804
Income tax expense (benefit)                   12,604          4,284          36          (2,411)            -         14,513
                                          ---------------------------------------------------------------------------------------
NET INCOME                                $    26,795     $    7,105    $     47      $   (7,656)            -    $    26,291
                                          =======================================================================================
Average assets                            $ 2,041,150     $  133,792    $    627      $    4,892             -    $ 2,180,461
                                          =======================================================================================

1996
Net interest income (expense)             $    86,496     $    6,113    $      1      $   (1,236)            -    $    91,374
Provision for loan losses                      (5,012)             -           -               -             -         (5,012)
                                          ---------------------------------------------------------------------------------------
Net interest income after provision for
loan losses                                    81,484          6,113           1          (1,236)            -         86,362
Other income                                   11,732          3,924         111             706             -         16,473
Other expenses                                 59,399          4,637         129           5,901             -         70,066
                                          ---------------------------------------------------------------------------------------
                                               33,817          5,400         (17)         (6,431)            -         32,769
Income tax expense (benefit)                   11,830          2,032           -          (2,374)            -         11,488
                                          ---------------------------------------------------------------------------------------
NET INCOME                                $    21,987     $    3,368    $    (17)     $   (4,057)            -    $    21,281
                                          =======================================================================================
Average assets                            $ 1,867,334     $  149,075    $     92      $    5,487             -    $ 2,021,988
                                          =======================================================================================


Services provided to the banking segments by the direct mail, insurance, and internet service provider divisions are eliminated in the Consolidated Statements of Income.

MERGERS AND ACQUISITIONS

           On December 31, 1998, the Company's merger with Horizon Bancorp, Inc. (Horizon) became effective. The merger into the Company of Horizon, a $1.0 billion bank holding company headquartered in Beckley, West Virginia, increased total assets by approximately 65% and increased deposit market share such that the Company currently ranks third in West Virginia in that category. The transaction was accounted for under the pooling-of-interests method of accounting. As such, the Company's historical financial information has been restated to include the operations of Horizon for all periods presented. With the addition of the Horizon banks, the Company significantly strengthens its presence in the Beckley and Huntington markets of West Virginia. Both areas are considered growth locations and the Company expects to capitalize and expand on its existing customer base in those cities. Additionally, the community banking philosophy utilized by Horizon management was very similar to the Company's management style. With minimal impact from overlapping markets and management's identification of operational efficiencies to be achieved, Horizon was identified as an ideal strategic partner that could significantly enhance the Company's community banking franchise.

           On April 1, 1998, the Company consummated its acquisition of Del Amo Savings Bank (Del Amo), a federally-chartered savings bank headquartered in Torrance, California. At the date of acquisition, Del Amo reported total assets and deposits of approximately $116 million and $102 million, respectively. This transaction was accounted for under the purchase method of accounting. Accordingly, the operations of Del Amo have been included in the consolidated financial statements from the date of acquisition. This acquisition represented a strong addition to the Company's existing operations in the Southern California area and the Company's continued commitment to grow its community banking operating segment.

           The other financial services business line also experienced growth during 1998. In April 1998, City National acquired Citynet Corporation and MarCom, Inc. The operations of these entities were consolidated into Citynet, a division of City National. With the addition of these companies, City National is expanding its Internet banking capabilities and introducing new Internet technology products, including balance inquiry and funds transfer capabilities, loan payment processing and web site development. In March 1998, City National increased the size of its insurance brokerage division with the acquisition of Morton Specialty Insurance Partners, Inc. (Morton). Morton was subsequently consolidated into RMI, Ltd., a division of City National, and increased the diversity of insurance products the Company offers. Also within the Other Financial Services business segment, City National acquired Jarrett/Aim Communications (Jarrett/Aim) in January 1998. Jarrett/Aim, a division of City National, conducts printing and direct mail marketing for the Company and third party customers.

           Within the community-banking segment, no portion of the Company's deposits are derived from a single person or a few persons, the loss of which could have a material adverse affect on liquidity capital, or other elements of financial performance. No material portion of the Company's loans, within this segment, are concentrated within a single industry or group of related industries.

           Within the mortgage banking segment, the Company has focused on the origination, acquisition, servicing and sale of mortgage loans, primarily junior lien mortgages and, to a lesser extent, traditional mortgage products. Junior lien mortgage loans, which comprise approximately 82% of loans classified as held for sale at December 31, 1998, are originated by the Company's four retail origination platforms on a nationwide basis. These loan production offices, located in West Virginia, California and Texas solicit potential borrowers through direct mail and telemarketing delivery channels. Additionally, the Company's correspondent lending division acquires loans either on a flow or bulk basis from an approved network of unaffiliated lenders. Because the retail and correspondent lending divisions originate and acquire these loans on a nationwide basis, the Company's risk related to geographic concentration is significantly reduced. These loans are generally expected to either be sold or securitized within 90 to 180 days.

           The other financial services business segment is not significant to the Company's consolidated balance sheets or statements of income, representing less than 1% of total assets and net income in 1998.

           The Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.


REGULATION AND SUPERVISION

           The Company, as a registered bank holding company and its banking subsidiaries, as insured depository institutions, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions to which the Company and its subsidiaries are subject. These federal and state laws and regulations have been enacted for the protection of depositors in national and state banks and not for the protection of shareholders of bank holding companies.

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

           The banking subsidiaries are subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"), West Virginia Division of Banking, the Federal Reserve Board and the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

FDICIA

           In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, calculated under regulatory accounting practices. The Company's and its banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

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

CAPITAL REQUIREMENTS

           Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and its banking subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 10% in order to remain categorized as "well capitalized". At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.

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

           During 1998, the Company created two separate special-purpose statutory trust subsidiaries which sold trust preferred securities generating gross proceeds of $87.50 million. Pursuant to rulings released in 1996 by the Federal Reserve Board, the Company has included the trust preferred securities in its regulatory capital ratio computations. At December 31, 1998, $72.02 million of trust preferred securities are included in the Company's Tier I capital, with the remaining $15.48 million added to the Company's total regulatory capital. Proceeds from the issuance of the trust preferred securities were used for general corporate purposes, including, but not limited to, repayment of long-term debt and infusion of capital into the Company's lead bank, City National Bank of West Virginia.

           The Tier 1 capital, total capital and leverage ratios of the Company as of December 31, 1998 were 10.60%, 12.00%, and 9.99%, respectively, meeting the minimums required to be considered well capitalized. As of December 31, 1998, the most recent notifications from banking regulatory agencies categorized the Company and its banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since notifications that management believes have changed the institution's classifications.

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

           The Company's banking subsidiaries are subject to various statutory restrictions on their ability to pay dividends to the Company. Under applicable regulations, at December 31, 1998, the banking subsidiaries have paid aggregate dividends to the Company of $30.26 million without obtaining prior approval of the Office of the Comptroller of the Currency (the OCC). The payment of dividends by the Company and the banking subsidiaries may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the subsidiary in question, could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

           The ability of the Company's subsidiaries to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and by capital guidelines. The OCC has broad discretion in developing and applying policies and guidelines, in monitoring compliance with existing policies and guidelines, and in determining whether to modify such policies and guidelines.


GOVERNMENTAL POLICIES

           The operations of the Company and its banking subsidiaries are also affected by the policies set forth by regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

(d)        Employees

           As of December 31, 1998, City Holding Company employed 1,869 associates. Employee relations within the Company are considered to be satisfactory.

(e)        Statistical Information

           The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1998 and such pages are incorporated herein by reference.



                                                                                             Page
Description of Information                                                                   Reference
--------------------------                                                                   ----------


1.         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
           EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

           a.        Average Balance Sheets                                                   29

           b.        Analysis of Net Interest Earnings                                        29-30

           c.        Rate Volume Analysis of Changes in                                       30
                     Interest Income and Expense


2.

           a.        Book Value of Investments                                                35

           b.        Maturity Schedule of Investments                                         35

           c.        Securities of Issuers Exceeding 10% of                                   35
                     Stockholders' Equity


3.         LOAN PORTFOLIO

           a.        Types of Loans                                                           35

           b.        Maturities and Sensitivity to Changes in Interest Rates                  36

           c.        Risk Elements                                                            38

           d.        Other Interest Bearing Assets                                            N/A





4.         SUMMARY OF LOAN LOSS EXPERIENCE                                                    37

5.         DEPOSITS

           a.         Breakdown of Deposits by Categories, Average Balance                    29
                           and Average Rate Paid

           b.         Maturity Schedule of Time Certificates of Deposit                       40
                           and Other Time Deposits of $100,000 or More
                           $100,000 or More


6.         RETURN ON EQUITY AND ASSETS                                                        25



ITEM 2      PROPERTIES

           City Holding Company and its subsidiaries own the facilities maintained as the Company's headquarters and generally own all of the facilities maintained as operating facilities by the subsidiaries. Those facilities not owned by the Company are maintained under long term lease agreements. The properties owned or leased by the Company consist generally of the main corporate office, sixty (60) banking offices in West Virginia, one branch office in Ohio, two banking and four loan production offices in California, two loan production offices in West Virginia and one non-banking office in West Virginia. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.


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


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On December 9, 1998, the Company held a special meeting of its shareholders to vote on:

(1) A proposal to approve the Agreement and Plan of Reorganization, dated August 7, 1998, between City Holding Company and Horizon Bancorp, Inc. ("Horizon"), a related Plan of Merger, and the transactions contemplated by those documents. These transactions included the merger of Horizon into City Holding Company. They also included the issuance of City Holding Company common shares to Horizon shareholders in connection with the merger of Horizon and the Company.

                     Results of shareholder votes cast were as follows:




                                                        NUMBER    % OF SHARES
                                                        SHARES    OUTSTANDING
                                                        ------    -----------


                             Voting For               4,682,695       70.30%
                             Voting Against              28,097        0.43
                             Abstain From Voting         32.921        0.49
                                                    ===========    ===========
                             Total                    4,743,713       71.22%
                                                    ===========    ===========


(2) A proposal to increase the authorized shares of common stock of the Company to fifty million (50,000,000) shares.

                     Results of shareholder votes cast were as follows:

                                                        NUMBER      % OF SHARES
                                                        SHARES      OUTSTANDING

                             Voting For                4,892,062       73.45%
                             Voting Against              329,950        4.95
                             Abstain From Voting          24,347        0.37
                                                     ------------ --------------
                             Total                     5,246,359       78.77%
                                                     ============ ==============


PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           Page 26 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference.

           During 1998, the Company issued 74,401 shares of its common stock to the owners and certain employees of acquired businesses in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6      SELECTED FINANCIAL DATA

           Selected Financial Data on page 25 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 42 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Information appearing under the caption "Market Risk Management" appearing on pages 32 through 34 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1998, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The report of independent auditors and consolidated financial statements, included on pages 43 through 62 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1998, included in this report as Exhibit 13, are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           The information required by Item 10 of FORM 10-K appears in the Company's 1999 Proxy Statement to be filed within 120 days of fiscal year end under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS".

ITEM 11     EXECUTIVE COMPENSATION

           The information required by Item 11 of FORM 10-K appears in the Company's 1999 Proxy Statement under the caption "EXECUTIVE COMPENSATION".

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 of FORM 10-K appears in the Company's 1999 Proxy Statement under the caption "OWNERSHIP OF EQUITY SECURITIES".

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by Item 13 of FORM 10-K appears in the Company's 1999 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and in NOTE FIVE of Notes to Consolidated Financial Statements appearing on pages 52 and 53 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, included in this report as
Exhibit 13, and incorporated herein by reference.

PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Financial Statements Filed; Financial Statement Schedules

           The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:






                                                                   Page Number
                                                                   -----------


Report of Independent Auditors                                         43

Consolidated Balance Sheets - December 31, 1998     and 1997           44

Consolidated Statements of Income - Years Ended
December 31, 1998, 1997, and 1996                                      45

Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31,1998, 1997 and 1996                            46

Consolidated Statements of Cash Flows -
Years Ended December 31, 1998, 1997 and 1996                           47

Notes to Consolidated Financial Statements -
December 31, 1998                                                      48-62

FINANCIAL SCHEDULES I AND II UNDER ARTICLE 9 OF REGULATION S-X ARE NOT
APPLICABLE.

(b)        Reports on Form 8-K: NONE.

(c)        Exhibits

The exhibits listed in the EXHIBIT INDEX included herein are filed herewith or incorporated by reference from previous filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CITY HOLDING COMPANY
                                               -------------------------------
                                               (Registrant)



                                               /s/  Steven  J. Day
                                               ------------------------------
                                               Steven Day,
                                               President/Director
                                               (Principal Executive Officer)


                                               /s/ Robert A. Henson
                                               -------------------------------
                                               Robert A. Henson,
                                               Chief Financial Officer
                                               (Principal Financial Officer)


                                               /s/ Michael D. Dean
                                               -------------------------------
                                               Michael D. Dean
                                               Senior Vice President - Finance
                                               (Principal Accounting Officer)


POWER OF ATTORNEY

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 1999. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Steven J. Day and Robert A. Henson and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.




/s/ Samuel M. Bowling                               /s/ D. K. Cales
----------------------                              -----------------------
Samuel M. Bowling                                   Dr. D. K. Cales
Director                                            Director


/s/ Hugh R. Clonch                                  /s/ Robert D. Fisher
----------------------                              ----------------------
Hugh R. Clonch                                      Robert D. Fisher
Director                                            Director


/s/ William M. Frazier                              /s/ Jay C. Goldman
----------------------                              ----------------------
William M. Frazier                                  Jay C. Goldman
Director                                            Director

/s/ David E. Haden                                  /s/ Carlin K. Harmon
----------------------                              ----------------------
David E. Haden                                      Carlin K. Harmon
Director                                            Director


/s/ C. Dallas Kayser
----------------------                              ----------------------
C. Dallas Kayser                                    Leon K. Oxley
Director                                            Director


/s/ Mark H. Schaul                                  /s/ Steven J. Day
----------------------                              ----------------------
Mark H. Schaul                                      Steven J. Day
Director                                            Director/President


/s/ James E. Songer, Sr.                            /s/ Philip L. McLaughlin
----------------------                              ----------------------
James E. Songer, Sr.                                Philip L. McLaughlin
Director                                            Director


/s/ B. C. McGinnis III                              /s/Tracy W. Hylton II
----------------------                              ----------------------
B. C. McGinnis III                                  Tracy W. Hylton II
Director                                            Director


/s/ Albert M. Tieche, Jr.                           /s/ Phillip W. Cain
----------------------                              ----------------------
Albert M. Tieche, Jr.                               Phillip W. Cain
Director                                            Director


/s/ William C. Dolin                                /s/ David W. Hambrick
----------------------                              ----------------------
William C. Dolin                                    David W. Hambrick
Director                                            Director


/s/ Frank S. Harkins, Jr.                           /s/ Thomas L. McGinnis
----------------------                              ----------------------
Frank S. Harkins, Jr.                               Thomas L. McGinnis
Director                                            Director


/s/ R. T. Rogers                                    /s/ E. M. Payne III
----------------------                              ----------------------
R. T. Rogers                                        E. M. Payne III
Director                                            Director

EXHIBIT INDEX

           The following exhibits are filed herewith or are incorporated herein by reference.



                                                                                     Prior Filing
Exhibit                                                                               Reference
Number                   Description                                                (if applicable)
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



 3(a)                Articles of Incorporation of                                            I
                     City Holding Company

 3(b)                Articles of Amendment to the                                            II
                     Articles of Incorporation of
                     City Holding Company, dated
                     March 6, 1984

 3(c)                Articles of Amendment to the                                            III
                     Articles of Incorporation of
                     City Holding Company, dated
                     March 4, 1986

 3(d)                Articles of Amendment to the                                            IV
                     Articles of Incorporation of
                     City Holding Company, dated
                     September 29, 1987

 3(e)                Articles of Amendment to the                                            V
                     Articles of Incorporation of
                     City Holding Company, dated
                     May 6, 1991

 3(f)                Articles of Amendment to the                                            V
                     Articles of Incorporation of
                     City Holding Company, dated
                     May 7, 1991

  3(g)               Articles of Amendment to the                                            VIII
                     Articles of Incorporation of
                     City Holding Company, dated
                     August 1, 1994

  3(h)               Articles of Amendment to the
                     Articles of Incorporation of
                     City Holding Company, dated
                     December 9, 1998

 3(i)                Amended and Restated By laws
                     of City Holding Company

 4(a)                Amendment and Restated Rights                                           VII
                     Agreement, dated as of May 7, 1991,
                     between the Company and Sovran Bank,
                     N.A. (predecessor to Nations Bank,
                     N.A.), as Rights Agent

4(b)                 Supplement, dated as of June 30,                                        XIII
                     1998, between City Holding Company
                     and SunTrust Bank, Atlanta, as Rights
                     Agent, to Amended and Restated Rights
                     Agreement dated May 7, 1991

10(a)                Agreement dated June 5, 1986, by                                        III
                     and between Steven J. Day and
                     City Holding Company








10(b)                Form of Employment Agreement,                                           IX
                     dated as of December 31, 1998,
                     by and between City Holding Company
                     and Steven J. Day

10(c)                Form of Employment Agreement,                                           IX
                     dated as of December 31, 1998,
                     by and between City Holding Company
                     and Robert A. Henson

10(d)                Form of Employment Agreement,                                           IX
                     dated as of December 31, 1998,
                     by and between City Holding Company
                     and Matthew B. Call

10(e)                Form of Employment Agreement,                                           IX
                     dated as of December 31, 1998,
                     by and between City Holding Company
                     and Philip L. McLaughlin

10(f)                Form of Employment Agreement,                                           IX
                     dated as of December 31, 1998,
                     by and between City Holding Company
                     and Bernard C. McGinnis, III

10(g)                Form of Employment and Consulting                                       IX
                     Agreement, dated as of December 31, 1998
                     by and between City Holding Company
                     and Frank S. Harkins, Jr.

10(h)                Junior Subordinated Indenture,                                          X
                     dated as of March 31, 1998,
                     between City Holding Company
                     and The Chase Manhatten Bank,
                     as Trustee

10(i)                Form of City Holding Company's                                          X
                     9.15% Debenture due April 1, 2028

10(j)                Form of City Holding Company's                                          XI
                     9.125% Debenture due October 31, 2028

10(k)                City Holding Company's 1993                                             XII
                     Stock Incentive Plan

11                   Statement Re: Computation of Per
                     Share Earnings

13                   City Holding Company Annual Report
                     to Shareholders for Year Ended
                     December 31, 1998

21                   Subsidiaries of City Holding Company

23                   Consent of Ernst & Young LLP

24                   Power of Attorney (included on the signature page hereof)

27(a)                Financial Data Schedule for the year ending


27(b)                Restated Financial Data Schedule for the year ending
                     December 31, 1997

27(c)                Restated Financial Data Schedule for the year ending
                     December 31, 1996




----

I Attached to, and incorporated by reference from Amendment No. 1 to City Holding Company's statement on Form S-4, Registration No. 2-86250, filed November 4, 1983, with the Securities and Exchange Commission.

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

IX Attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998.

X Attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998.

XI Attached to, and incorporated by reference from, the Pre-Effective Amendment No. 1 to City Holding Company's Registration Statement on Form S-3, Registration No. 333-64809, filed with the Securities and Exchange Commission on October 21, 1998.

XII Attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-8, Registration No. 033-62738, filed with the Securities and Exchange Commission on May 14, 1993.

XIII Attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report dated June 30, 1998 and filed August 14, 1998, with the Securities and Exchange Commission.