Form 10-Q
period 1999-03-31
CITY HOLDING CO
filed 1999-05-17
CIK 726854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 1999 OR

[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to_____________.

Commission File number 0-1173

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

              West Virginia                                        55-0619957
(State or other jurisdiction of incorporation or      (IRS Employer Identification Number)
               organization)

                                25 Gatewater Road
                        Charleston, West Virginia, 25313
                    (Address of principal executive officers)

                                 (304) 769-1100
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ]No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value - 16,813,077 shares as of May 13, 1999.

FORWARD-LOOKING STATEMENTS
         This Form 10-Q may include forward-looking financial information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information is identified by phrases such as the Company expects or anticipates and words of similar effect. The Company's actual results achieved may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in the Company's principal markets; competition for origination and servicing of mortgage loans, particularly loans with high loan-to-value ratios; and changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policy. The forward-looking financial information is provided to assist investors and Company stockholders in understanding anticipated future financial operations of the Company and are included pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, the Company disclaims any intent or obligation to update this forward-looking financial information.

                                      INDEX
                      CITY HOLDING COMPANY AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998 Consolidated Statements of Income - Three months ended March 31, 1999 and 1998 Consolidated Statements of Changes in Stockholders' Equity - Three months ended March 31, 1999 and 1998
                  Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998 Notes to Consolidated Financial Statements - March 31, 1998
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K
SIGNATURE

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(IN THOUSANDS)

                                                                             March 31           December 31
                                                                               1999                 1998
                                                                       ------------------------------------------
                                                                            (UNAUDITED)
ASSETS
Cash and due from banks                                                      $     91,611         $     87,866
Federal funds sold                                                                  3,542               31,911
                                                                       ------------------------------------------
     Cash and cash equivalents                                                     95,153              119,777
Securities available for sale, at fair value                                      347,592              356,659
Securities held-to-maturity (approximate fair value at
   March 31, 1999 and December 31, 1998 - $40,301 and $40,539)                     39,037               39,063
Loans:
     Gross loans                                                                1,748,185            1,715,929
     Allowance for loan losses                                                    (18,076)             (17,610)
                                                                       ------------------------------------------
     NET LOANS                                                                  1,730,109            1,698,319
Loans held for sale                                                               290,669              246,287
Premises and equipment                                                             70,679               71,094
Accrued interest receivable                                                        24,678               21,660
Other assets                                                                      164,242              153,145
                                                                       ------------------------------------------
     TOTAL ASSETS                                                              $2,762,159           $2,706,004
                                                                       ------------------------------------------

LIABILITIES
Deposits:
Noninterest-bearing                                                          $    291,085         $    303,421
Interest-bearing                                                                1,789,368            1,760,994
                                                                       ------------------------------------------
     TOTAL DEPOSITS                                                             2,080,453            2,064,415
Short-term borrowings                                                             208,413              183,418
Long-term debt                                                                    110,602              102,719
Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trusts holding solely subordinated
   debentures of City Holding Company                                              87,500               87,500
Other liabilities                                                                  55,538               47,893
                                                                       ------------------------------------------
      TOTAL LIABILITIES                                                         2,542,506            2,485,945

STOCKHOLDERS' EQUITY
Preferred stock, par value $25 per share: authorized - 500,000 shares:
   none issued
Common stock, par value $2.50 per share: 50,000,000 shares
   authorized; 16,820,276 shares issued and outstanding at
   March 31, 1999 and December 31, 1998, including 17,332 and
   10,000 shares, respectively, in treasury                                        42,051               42,051
Capital surplus                                                                    58,348               58,365
Retained earnings                                                                 122,092              120,209
Cost of common stock in treasury                                                     (540)                (274)
Accumulated other comprehensive loss                                               (2,298)                (292)
                                                                       ------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                  219,653              220,059
                                                                       ------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $2,762,159           $2,706,004
                                                                       ------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CITY HOLDING COMPANY AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)



                                                                                 Three Months Ended March 31
                                                                                   1999               1998
                                                                           ---------------------------------------
INTEREST INCOME
Interest and fees on loans                                                        $43,708              $39,720
Interest on investment securities:
Taxable                                                                             4,274                4,588
Tax-exempt                                                                          1,288                1,203
Other interest income                                                               1,325                  542
                                                                            ---------------------------------------
   TOTAL INTEREST INCOME                                                           50,595               46,053

INTEREST EXPENSE
Interest on deposits                                                               18,597               17,107
Interest on short-term borrowings                                                   1,958                2,447
Interest on long-term debt                                                          1,643                1,641
Interest on trust preferred securities                                              1,998                    8
                                                                            ---------------------------------------
   TOTAL INTEREST EXPENSE                                                          24,196               21,203
                                                                            ---------------------------------------
   NET INTEREST INCOME                                                             26,399               24,850
Provision for loan losses                                                           2,414                1,229
                                                                            ---------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             23,985               23,621

OTHER INCOME
Investment securities gains (losses)                                                   42                  (15)
Service charges                                                                     2,185                2,137
Mortgage loan servicing fees                                                        5,685                3,883
Net origination fees on junior-lien mortgages                                         193                2,146
Gain on sale of loans                                                                 725                2,558
Other income                                                                        5,589                3,464
                                                                            ---------------------------------------
  TOTAL OTHER INCOME                                                               14,419               14,173

OTHER EXPENSES
Salaries and employee benefits                                                     15,212               12,251
Occupancy, excluding depreciation                                                   3,344                1,762
Depreciation                                                                        2,628                2,156
Advertising                                                                         1,120                3,177
Other expenses                                                                      8,315                8,026
                                                                            ---------------------------------------
   TOTAL OTHER EXPENSES                                                            30,619               27,372
                                                                            ---------------------------------------
   INCOME BEFORE INCOME TAXES                                                       7,785               10,422
INCOME TAXES                                                                        2,540                3,685
                                                                            ---------------------------------------
   NET INCOME                                                                      $5,245               $6,737
                                                                            ---------------------------------------

Basic earnings per common share                                                    $ 0.31                $0.40
                                                                            ---------------------------------------
Diluted earnings per common share                                                  $ 0.31                $0.40
                                                                            ---------------------------------------
Average common shares outstanding:
Basic                                                                              16,820               16,642
                                                                            ---------------------------------------
Diluted                                                                            16,820               16,789
                                                                            ---------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(IN THOUSANDS)


                                                                                      Accumulated
                                                                                         Other           Total
                                       Common     Capital    Retained    Treasury    Comprehensive   Stockholders'
                                         Stock     Surplus    Earnings     Stock          Loss           Equity
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at December 31, 1998            $42,051   $58,365    $120,209      $(274)          $(292)      $220,059
Comprehensive income:
   Net income                                                    5,245                                     5,245
   Other comprehensive income, net
     of deferred income taxes of
     $1,337:
     Unrealized loss on securities
       of $1,981, net of
       reclassification adjustment
       for gains included in net
       income of $25                                                                       (2,006)        (2,006)
                                                                                                     ---------------
   Total comprehensive income                                                                              3,239
Cash dividends declared ($.20/share)                            (3,362)                                   (3,362)
Purchase of 11,999 shares of
   treasury stock                                                            (398)                          (398)
Issuance of contingently-issuable
   shares of common stock                              (17)                   132                            115
                                       ========== ========== =========== =========== =============== ===============
Balances at March 31, 1999               $42,051   $58,348    $122,092      $(540)        $(2,298)      $219,653
                                       ========== ========== =========== =========== =============== ===============



                                                                                      Accumulated
                                                                                         Other           Total
                                       Common     Capital    Retained    Treasury    Comprehensive   Stockholders'
                                         Stock     Surplus    Earnings     Stock         Income          Equity
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at December 31, 1997            $41,926   $52,004    $127,142    $(3,248)         $2,453       $220,277
Comprehensive income:
   Net income                                                    6,737                                     6,737
   Other comprehensive income, net
     of deferred income taxes of
     $139:
     Unrealized gain on securities
       of $199, net of
       reclassification adjustment
       for losses included in net
       income of $9                                                                           208            208
                                                                                                     ---------------
   Total comprehensive income                                                                              6,945
Cash dividends declared
   City ($.19 a share)                                          (1,227)                                   (1,227)
   Horizon                                                      (1,739)                                   (1,739)
Exercise of stock options                      6        25                                                    31
Purchase of shares of treasury stock
   by Horizon                                                              (2,114)                        (2,114)
Common stock issued in acquisitions          155     2,831                                                 2,986
                                       ========== ========== =========== =========== =============== ===============
Balances at March 31, 1998               $42,087   $54,860    $130,913    $(5,362)         $2,661       $225,159
                                       ========== ========== =========== =========== =============== ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                 Three Months Ended March 31
                                                                                   1999               1998
                                                                            ---------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $     5,245         $     6,737
Adjustments to reconcile net income to net cash
   used in operating activities:
      Net amortization                                                                1,267                 818
      Provision for depreciation                                                      2,628               2,033
      Provision for possible loan losses                                              2,414               1,229
      Loans originated for sale                                                    (110,593)            (84,439)
      Purchases of loans held for sale                                              (60,225)           (246,061)
      Proceeds from loans sold                                                      127,161             231,051
      Realized gains on loans sold                                                     (725)             (2,558)
      Realized investment securities (gains) losses                                     (42)                 15
      Increase in accrued interest receivable                                        (3,018)             (3,820)
      Increase in other assets                                                      (12,762)            (33,873)
      Increase in other liabilities                                                   7,645               1,690
                                                                            ---------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (41,005)           (127,178)

INVESTING ACTIVITIES
  Proceeds from maturities and calls of securities held to maturity                      27                 830
  Proceeds from sales of securities available for sale                                5,607               6,088
  Proceeds from maturities and calls of securities available for sale                26,020              39,219
  Purchases of securities available for sale                                        (24,012)            (40,896)
  Net increase in loans                                                             (34,204)            (24,502)
  Purchases of premises and equipment                                                (2,213)            (11,645)
                                                                            ---------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (28,775)            (30,906)

FINANCING ACTIVITIES
  Net (decrease) increase in noninterest-bearing deposits                           (12,336)              8,750
  Net increase in interest-bearing deposits                                          28,374              34,753
  Net increase in short-term borrowings                                              24,995              46,309
  Proceeds from long-term debt                                                        8,000              31,403
  Repayment of long-term debt                                                          (117)                  -
  Net proceeds from issuance of trust preferred securities                                -              29,158
  Purchases of treasury stock                                                          (398)             (2,114)
  Exercise of stock options                                                               -                  31
  Cash dividends paid                                                                (3,362)             (2,966)
                                                                            ---------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            45,156             145,324
                                                                            ---------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (24,624)            (12,760)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      119,777             132,532
                                                                            ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   95,153         $   119,772
                                                                            ---------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MARCH 31, 1998 NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). On December 31, 1998, the Company's merger of Horizon Bancorp, Inc. became effective. The transaction was accounted for under the pooling-of-interests method of accounting. As such, the Company's historical financial information has been restated to include the operations of Horizon for all periods presented. All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1999. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVESTMENT SECURITIES

         Horizon Bancorp, Inc., which was acquired December 31, 1998, maintained selected debt securities in a held-to-maturity classification based on its management's intent and Horizon's ability to hold such securities to maturity. On April 1, 1999, the Company reclassified those securities from held to maturity to available for sale. This transfer is consistent with the Company's Investment Portfolio accounting policies and provides management with additional liquidity alternatives and more flexibility in managing the Company's interest rate risk. At the date of transfer, the amortized cost of those securities was $39.04 million and the unrealized gain on those securities was $1.26 million.

NOTE C - JUNIOR LIEN MORTGAGE LOAN ACTIVITY

         During 1998, the Company completed quarterly securitizations of its junior lien mortgage loan product and was actively involved in secondary market loan sales of this product on a monthly basis. As a result, junior lien mortgage loans acquired by the Company through either retail or wholesale delivery channels were generally securitized or sold within 90-180 days during 1998. Therefore, fees earned on, and costs to produce or acquire, junior lien mortgage loans were generally recognized by the Company as incurred. During the first quarter of 1999, management decided to transact fewer securitizations to take advantage of economic efficiencies associated with the fixed costs in transacting larger collateral pool securitizations. Additionally, as the secondary market for third-party loan sales continued its contraction into the first quarter of 1999, minimal secondary market sales of this product were completed. Instead, these loans were accumulated on the Company's balance sheet to be included in a planned second quarter securitization.
         As a result, the Company deferred net origination costs of approximately $3.00 million during the first quarter of 1999. Such net costs are expected to be recognized by the Company upon consummation of the planned securitization of this product during the second quarter of 1999. The deferred net costs were included in the Company's valuation of the estimated fair value of its loans held for sale portfolio as of March 31, 1999. Loans held for sale are reported in the Company's balance sheet at the lower of aggregate cost or estimated fair value and, based on management's estimated fair value analysis as of March 31, 1999, no fair value adjustment was determined to be necessary.

NOTE D - TRUST PREFERRED SECURITIES

         On October 27, 1998, City Holding Capital Trust II (Capital Trust II), a special-purpose statutory trust subsidiary of the Company sold via public offering $57.5 million of 9.125% trust preferred capital securities (the Capital Securities II) and issued $1.8 million of common securities to the Company. Distributions on the Capital Securities II are payable quarterly and each Capital Security has a stated liquidation value of $25. To fund Capital Trust II, the Company sold to Capital Trust II $59.3 million in 9.125% Junior Subordinated Debentures (the Debentures II) with a stated maturity date of October 31, 2028. The sole assets of Capital Trust II are the Debentures II. Cash distributions on the Capital Securities II in Capital Trust II are made to the extent interest on the Debentures II is received by Capital Trust II. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of Capital Trust II's obligations under the Capital Securities II regarding payment of distributions and payment on liquidation or redemption of the Capital Securities II, but only to the extent of funds held by Capital Trust
II. The Capital Securities II are subject to mandatory redemption (i) in whole, but not in part, at the Stated Maturity upon repayment of the Debentures II,
(ii) prior to October 31, 2003, in whole, but not in part, contemporaneously with the optional redemption at any time by the Company of the Debentures II at any time within 90 days following an event of certain changes or amendments to regulatory requirements or federal income tax rules and (iii) in whole or in part, at any time on or after October 31, 2003, contemporaneously with the optional redemption by the Company of the Debentures II at a redemption price equal to the aggregate liquidation amount of the Capital Securities II, plus accumulated but unpaid distributions thereon. After deducting expenses incurred in the issuance, the Company received proceeds of $55.34 million from the Capital Securities II offering.
         On March 31, 1998, City Holding Capital Trust (the Trust), a special-purpose statutory trust subsidiary of the Company, issued $30 million in 9.15% trust preferred capital securities (the Capital Securities) to certain qualified institutional investors and $928,000 of common securities (the Common Securities) to the Company. Distributions on the Capital Securities are payable semi-annually, and each Capital Security has a stated liquidation amount of $1,000. To fund the Trust, the Company sold to the Trust $30.9 million in 9.15% Junior Subordinated Debentures (the Debentures) with a stated maturity date of April 1, 2028. The sole assets of the Trust are the Debentures. Cash distributions on the Capital Securities are made to the extent interest on the Debentures is received by the Trust. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities regarding payment of distributions and payment on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust. In the event of certain changes or amendments to regulatory requirements or federal income tax rules, the Capital Securities are redeemable in whole at par or, if greater, a make-whole amount. Otherwise, the Capital Securities are generally redeemable in whole or in part on or after April 1, 2008, at a declining redemption price ranging from 104.58% to 100% of the liquidation amount. On or after April 1, 2018, the Capital Securities may be redeemed at 100% of the liquidation amount. After deducting expenses incurred in the issuance, the Company received proceeds of $29.2 million from the Capital Securities offering.

         The obligations outstanding under Capital Trust II and the Capital Trust are classified as "Corporation-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of City Holding Company" in the liabilities section of the consolidated balance sheets. Distributions on the Capital Securities and Capital Securities II are recorded in the consolidated statements of income as interest expense. The Company's interest payments on the Debentures and the Debentures II are fully tax deductible.

NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At March 31, 1999, commitments outstanding to extend credit totaled approximately $203.86 million. To a much lesser extent, the Company offers standby letters of credit which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $7.02 million as of March 31, 1999. Substantially all standby letters of credit have historically expired unfunded.
        Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet and allows hedge accounting when specific criteria are met. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. The impact of adopting the provisions of this statement on the Company's financial position or results of operations subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

NOTE G - LONG TERM DEBT
         Long-term debt includes an obligation of the Parent Company consisting of a $35 million revolving credit loan facility with an unrelated party. At December 31, 1998, $23 million was outstanding. The loan has a variable rate (6.465% at March 31, 1999) with interest payments due quarterly and principal due at maturity in June 30, 1999. Management intends to refinance the loan according to provisions provided in the agreement.
         The loan agreement contains certain restrictive provisions applicable to the Parent Company including limitations on additional long-term debt. The Parent Company has pledged the common stock of City National Bank as collateral for the revolving credit loan.
         The Company, through its banking subsidiaries, maintains long-term financing from the FHLB as follows:


         Amount Available      Amount Outstanding        Interest Rate          Maturity Date
      ---------------------------------------------------------------------------------------------
                         (IN THOUSANDS)
         $   2,000              $   2,000                 6.58%                  June 2000
            10,000                 10,000                 5.60                   July 2002
            25,000                 25,000                 5.47                   September 2002
             1,500                  1,500                 6.94                   June 2005
             2,000                  1,900                 6.02                   July 2005
             1,500                  1,400                 5.94                   July 2005
            25,000                 25,000                 4.89                   January 2008
             5,000                  5,000                 5.48                   February 2008
             2,300                  2,100                 6.05                   April 2008
             2,000                  2,000                 5.62                   July 2008
            10,000                 10,000                 4.86                   October 2008
             1,500                  1,500                 7.14                   June 2015


         In addition to the financing discussed above, one of the Company's subsidiaries has as unused line of credit available with the FHLB in the amount of $26.28 million.

NOTE H - SEGMENT INFORMATION

         The Company operates three business segments: community banking, mortgage banking, and other financial services. These business segments are primarily identified by the products or services offered and the channels through which the product or service is offered. The community banking operations consists of various community banks that offer customers traditional banking products and services through various delivery channels. The mortgage banking operations include the origination, acquisition, servicing, and sale of mortgage loans. The other financial services business segment consists of nontraditional services offered to customers, such as investment advisory, insurance, and internet technology products. Another defined business segment of the Company is corporate support which includes the parent company and other support needs.
         The accounting policies for each of the business segments are the same as those of the Company. Services provided to the banking segments by the divisions within the other financial services segment are eliminated in consolidation. Selected segment information is included in the following table:


                                                                 Other
                                     Community     Mortgage    Financial    General
          (IN THOUSANDS)              Banking       Banking     Services   Corporate  Eliminations Consolidated
                                   ------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 1999

Net interest income (expense)      $    24,487   $    2,240   $       13   $   (341)  $       -   $   26,399
Provision for loan losses               (2,414)           -            -          -           -       (2,414)
                                   ------------------------------------------------------------------------------
Net interest income after                                                                     -
   provision for loan losses            22,073        2,240           13       (341)                  23,985
Other income                             6,089        6,671        4,563         57      (2,961)      14,419
Other expenses                          19,335        7,157        4,557      2,531      (2,961)      30,619
                                   ------------------------------------------------------------------------------
Income before income taxes               8,827        1,754           19     (2,815)          -        7,785
Income tax expense (benefit)             2,905          697            6     (1,068)          -        2,540
                                   ------------------------------------------------------------------------------
NET INCOME                         $     5,922   $    1,057   $       13   $ (1,747)  $       -   $    5,245
                                   ------------------------------------------------------------------------------
Average assets                     $ 2,312,983   $  356,593   $   15,972   $ 10,735   $       -   $2,696,283
                                   ------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 1998
Net interest income (expense)      $    22,801   $    2,800   $       16  $    (767)  $       -   $   24,850
Provision for loan losses               (1,229)           -            -          -           -       (1,229)
                                   ------------------------------------------------------------------------------
Net interest income after
   provision for loan losses            21,572        2,800           16       (767)          -       23,621
Other income                             4,412        8,431          970        681        (321)      14,173
Other expenses                          16,997        7,243          960      2,493        (321)      27,372
                                   ------------------------------------------------------------------------------
Income before income taxes               8,987        3,988           26     (2,579)          -       10,422
Income tax expense (benefit)             2,753        1,566           19       (654)          -        3,685
                                   ------------------------------------------------------------------------------
NET INCOME                         $     6,234  $     2,422   $        7  $  (1,925)  $       -   $    6,737
                                   ------------------------------------------------------------------------------
Average assets                     $ 2,089,491    $ 234,674   $   10,194  $   5,202   $       -   $2,339,561
                                   ------------------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
FINANCIAL SUMMARY

         Consolidated net income for the three months ended March 31, 1999 was $5.25 million or $0.31 per diluted common share, compared to $6.74 million or $0.40 per diluted common share for the three months ended March 31, 1998. Return on average assets (ROA) was 0.78% and return on average equity (ROE) was 9.54% for the three months ended March 31, 1999. ROA and ROE were 1.15% and 12.13%, respectively, for the same period in 1998.
         The decline in net income, ROA and ROE for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributed to the Company's mortgage banking segment. Within that business line, net income declined $1.37 million in 1999, from $2.42 million to $1.06 million for the three months ended March 31, 1998 and 1999, respectively. This decrease was due to minimal secondary market sales of junior lien mortgage loans and no securitization transaction during the first quarter of 1999. During the first quarter of 1999, management decided to transact fewer securitizations to take advantage of economic efficiencies associated with the fixed costs in transacting larger collateral pool securitizations. Additionally, as the secondary market for third-party loan sales continued its contraction into the first quarter of 1999, minimal secondary market sales of this product were completed. Instead, these loans were accumulated on the Company's balance sheet to be included in a planned second quarter securitization. As a result, gains recorded from the sale of loans, including securitization gains, decreased from $2.56 million to $725,000 for the three months ended March 31, 1998 and 1999, respectively. Management expects to complete a securitization of a larger, as compared to previous transactions, pool of collateral loans during the second quarter of 1999.
         Within the community banking segment, net income decreased approximately $312,000 from $6.23 million to $5.92 million for the three months ended March 31, 1998 and 1999, respectively. This decline was primarily the result of a $1.19 million increase in the provision for loan losses, on a quarter-to-quarter comparison. The increased loan loss provision is associated with the deterioration of a significant credit in the Summers County, West Virginia market and the continued integration of the Horizon Bancorp, Inc. loan portfolio into City Holding Company's risk management analysis.

NET INTEREST INCOME
         Although net interest income, on a tax equivalent basis, increased $1.56 million or 6.09% when comparing the quarters ended March 31, 1999 and 1998, the Company experienced an overall decline in its net interest margin of 34 basis points from 4.76% to 4.42%. Within the community banking segment, the yield earned on real estate loans declined 28 basis points on a quarter-to-quarter comparison. Corresponding with the decline in the return on the loan portfolio from 8.93% for the three months ended March 31, 1998, to 8.61% for the three months ended March 31, 1999, the average cost of total interest and noninterest-bearing deposits decreased 19 basis points from 3.81% to 3.62%. Additionally, costs of short-term and long-term borrowings decreased 108 basis points and 51 basis points, respectively, on a quarter-to-quarter comparison.
         Within the mortgage banking segment, the yield earned on loans held for sale declined 66 basis points, quarter-to-quarter, from 10.76% to 10.10%. Volume increases in loans held for sale resulted in $2.72 million of additional interest income, partially offset by a $2.01 million decline due to interest rate changes. During the first quarter of 1999, the Company earned $1.24 million interest income resulting from its retained interest in its five securitized loan pools, compared to $180,000 during the first quarter of 1998 recognized on one securitized pool. Partially offsetting increases in interest income resulting from mortgage banking activities, the cost of trust preferred securities, used primarily to capitalize mortgage banking operations, represented $2.00 million in interest expense during the first quarter of 1999 with minimal similar cost during the first quarter of 1998.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                      Three months ended March 31,
                                                   1999                           1998
                                        Average               Yield/    Average              Yield/
                                        Balance    Interest    Rate     Balance    Interest   Rate
                                     ----------------------------------------------------------------
EARNING ASSETS Loans (1):
   Commercial and industrial         $  533,173     $11,425    8.57% $  477,945     $11,008    9.21%
   Real estate                          837,602      16,901    8.07     673,977      14,070    8.35
   Consumer obligations                 355,870       8,819    9.91     365,822       8,795    9.62
                                     ----------------------------------------------------------------
     Total loans                      1,726,645      37,145    8.61   1,517,744      33,873    8.93
Loans held for sale                     259,758       6,562   10.10     217,299       5,847   10.76
Securities:
   Taxable                              286,238       4,274    5.97     286,093       4,588    6.41
   Tax-exempt (2)                       104,961       1,982    7.55      94,767       1,883    7.95
                                     ----------------------------------------------------------------
     Total securities                   391,199       6,256    6.40     380,860       6,471    6.80
Retained interest in securitized         66,240       1,244    7.51       5,632         180   12.78
loans
Federal funds sold                        8,349          81    3.88      25,739         362    5.63
                                     ----------------------------------------------------------------
     Total earning assets             2,452,191      51,288    8.37   2,147,274      46,733    8.71
Cash and due from banks                  82,467                          64,413
Bank premises and equipment              70,015                          58,155
Other assets                            109,435                          88,998
Less: allowance for possible
   loan losses                          (17,825)                        (19,279)
                                     ----------------------------------------------------------------
     Total assets                    $2,696,283                      $2,339,561
                                     ----------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Demand deposits                      $  346,249     $ 2,553    2.95% $  296,777     $ 2,404    3.24%
Savings deposits                        391,541       2,550    2.61     382,404       2,854    2.99
Time deposits                         1,031,357      13,494    5.23     873,446      11,849    5.43
Short-term borrowings                   181,111       1,958    4.32     181,223       2,447    5.40
Long-term debt                          104,845       1,643    6.27      96,857       1,641    6.78
Trust preferred securities               87,500       1,998    9.13         333           8    9.15
                                     ----------------------------------------------------------------
     Total interest-bearing           2,142,603      24,196    4.52   1,831,040      21,203    4.63
     liabilities
Demand deposits                         286,708                         243,392
Other liabilities                        47,126                          42,905
Stockholders' equity                    219,846                         222,224
                                     ----------------------------------------------------------------
     Total liabilities and
     stockholders' equity            $2,696,283                      $2,339,561
                                     ----------------------------------------------------------------
    Net interest income                             $27,092                         $25,530
                                     ----------------------------------------------------------------
    Net yield on earning assets                                4.42%                           4.76%
                                     ----------------------------------------------------------------


(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35% in 1999 and 1998.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(IN THOUSANDS)

                                                           Three months ended March 31,
                                                                  1999 vs. 1998
                                                               Increase (Decrease)
                                                                Due to Change In:
                                                        Volume         Rate          Net
                                                     -----------------------------------------
INTEREST INCOME FROM
Loans:
   Commercial and industrial                         $   4,086      $(3,669)      $   417
   Real estate                                           5,794       (2,962)        2,832
   Consumer obligations                                 (1,005)       1,029            24
                                                     -----------------------------------------
     Total loans                                         8,875       (5,602)        3,273
Loans held for sale                                      2,723       (2,008)          715
Securities:
   Taxable                                                  16         (330)         (314)
   Tax-exempt (1)                                          580         (481)           99
                                                     -----------------------------------------
     Total securities                                      596         (811)         (215)
Retained interest in securitized loans                   1,597         (533)        1,064
Federal funds sold                                        (193)         (88)         (281)
                                                     -----------------------------------------
     Total interest-earning assets                     $13,598      $(9,402)       $4,556
                                                     -----------------------------------------

INTEREST EXPENSE ON
Demand deposits                                       $  1,219      $(1,070)      $   149
Savings deposits                                           411         (715)         (304)
Time deposits                                            4,190       (2,545)        1,645
Short-term borrowings                                       (2)        (487)         (489)
Long-term debt                                             517         (515)            2
Trust preferred securities                               1,990            -         1,990
                                                     -----------------------------------------
     Total interest-bearing liabilities                 $8,325      $(5,332)       $2,993
                                                     -----------------------------------------
     NET INTEREST INCOME                                $5,273      $(3,710)       $1,563
                                                     -----------------------------------------

(1) Fully federal taxable equivalent using a tax rate of 35% in 1999 and 1998. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO
The composition of the Company's loan portfolio as of March 31, 1999, is presented in the following table:

Commercial, financial and agricultural                    $   553,333
Real estate-mortgage                                          840,387
Installment loans to individuals                              354,465
                                                       -----------------
     Total loans                                          $ 1,748,185
                                                       -----------------

         The loan portfolio increased 2.35% during the first three months of 1999, from $1.72 billion at December 31, 1998, to $1.75 billion at March 31, 1999. This increase is due to the Company's continued growth in its existing markets.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
         Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses inherent in the portfolio. Through the Company's internal loan review department, management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detail loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to historical charge-off percentages and general economic conditions. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history and general economic conditions, with less emphasis placed on specifically reviewing individual credits, unless circumstances suggest that specific reviews are necessary. In these categories, specific loan reviews would be conducted on higher balance and higher risk loans. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio. At March 31, 1999, the allowance for loan losses was $18.08 million or 1.03% of total period-end loans compared to $17.61 million or 1.03% as of December 31, 1998. As of March 31, 1999, management is of the opinion that the consolidated allowance for loan losses is adequate to provide for losses on existing loans within the portfolio.

         As management continues to aggressively collect problem credits and restructure the Company's post-merger loan portfolio, the Company's provision for loan losses increased from $1.23 million to $2.41 million for the three months ended March 31, 1998 and 1999, respectively. During the first three months of 1999, the Company recorded loan charge-offs of approximately $2.35 million and recorded recoveries of $401,000 resulting in net charge-offs of $1.95 million. This represents an increase of $597,000 or 44.19% from net charge-offs of $1.35 million recorded during the three months ended March 31, 1998.

                                                         Three months ended  Year ended December
                                                              March 31,              31,
ALLOWANCE FOR LOAN LOSSES                                       1999                 1998
                                                        ----------------------------------------
Balance at beginning of year                                       $17,610       $18,190
Charge-offs:
   Commercial, financial and agricultural                             (593)       (2,385)
   Real estate-mortgage                                               (140)       (1,375)
   Installment loans to individuals                                 (1,616)       (7,709)
                                                        -----------------------------------
Totals                                                              (2,349)      (11,469)

Recoveries:
   Commercial, financial and agricultural                               34           297
   Real estate-mortgage                                                 47            43
   Installment loans to individuals                                    320         1,283
                                                        -----------------------------------
Totals                                                                 401         1,623
                                                        -----------------------------------
Net charge-offs                                                     (1,948)       (9,846)
Provision for loan losses                                            2,414         8,481
Balance of acquired institution                                          -           785
                                                        ===================================
Balance at end of year                                             $18,076       $17,610
                                                        ===================================

AS A PERCENT OF AVERAGE TOTAL LOANS
Net charge-offs                                                        .11%          .58%
Provision for loan losses                                              .14           .51
AS A PERCENT OF NONPERFORMINGLOANS
Allowance for loan losses                                           100.27%       118.59%

SUMMARY OF NON-PERFORMING ASSETS

Non-accrual loans                                                  $11,243        $8,844
Accruing loans past due 90 days or more                              5,910         5,126
Restructured loans                                                     875           879
                                                           ---------------------- ---------
   Total non-performing loans                                       18,028        14,849
Other real estate owned                                              1,815         2,626
                                                           ====================== =========
   Total non-performing assets                                     $19,843       $17,475
                                                           ====================== =========

LOANS HELD FOR SALE
         Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell or securitize and includes traditional fixed-rate and junior lien mortgage loans. Certain traditional fixed-rate mortgages are originated by the Company, with the intent to sell, servicing released, in the secondary market. This product line enables the Company to provide conventional, fixed-rate mortgage products to its customers, but minimize the interest-rate risk associated with fixed-rate loans. At March 31, 1999, conventional mortgage loans represented $26.13 million or 8.99% of the reported balance of loans held for sale.
         The Company also purchases and originates junior lien and similar mortgage loans for sale or securitization. Generally, these loans are used by the borrower to finance property improvements or to consolidate personal debt. Loans are acquired either on a flow or bulk basis from an approved network of unaffiliated lenders. Additionally, the Company solicits loans directly from borrowers on a nationwide basis.
         Although these loans are generally obtained from borrowers outside of the Company's community banking market areas, management believes that the geographic diversification of the loan pool reduces the risks associated with downturns in specific local economies. Because the retail and correspondent lending divisions originate and acquire these loans on a nationwide basis, the Company's risk related to geographic concentration is significantly reduced. In addition to concentration risk, there are other risks associated with the junior lien mortgage pool. Such risks include credit risk related to the quality of the underlying loan and the borrower's financial capability to repay the loan, market risk related to the continued attractiveness of the loan product to both borrowers and end-investors, and interest rate risk related to potential changes in interest rates and the resulting repricing of both financial assets and liabilities. The Company manages this risk by continuously improving policies and procedures designed to reduce the risk of loss to a level commensurate with the return being earned on the Company's investment in this program.
         The Company has established formal underwriting guidelines and quality control procedures which emphasize the creditworthiness of the borrower, with less focus placed on the value of the underlying collateral. Factors such as credit scores, debt-to-income ratios, mortgage credit history and others are factored into the lending decision for these loans. Additionally, property appraisals, in varying degrees, are required for certain loans. Other risk-reducing factors include the correspondent lending division's pre-approved list of lenders from whom loans may be acquired. Approval of lenders is based on due diligence procedures performed on each lender and continued evaluation of the performance of loans purchased from each lender.

         During the first quarter of 1999, the Company originated $110.59 million and purchased $60.23 million in loans held for sale and sold $127.16 million during the same period. This compares to originations of $84 million, purchases of $246 million and sales of $231 million during the first quarter of 1998.
LOAN SECURITIZATIONS
         One of the methods utilized by management to mitigate the risk of loss related to the origination and acquisition of junior lien mortgage loans is the securitization of these loans. By securitizing originated and purchased junior lien mortgage loans, the Company effectively removes these loans from its balance sheet by creating an investment security or securities, supported by the cash flows generated by these loans, and selling the resulting investment security or securities to independent third parties. As part of this process, the Company provides credit enhancement, in the form of overcollateralization, with respect to the investment security created. As a result, the Company does maintain a certain level of credit, prepayment and interest rate risk related to these loans. The risk maintained by the Company, however, is less than that which would be maintained had the Company held these loans on its balance sheet until the loans matured.
         In return for this risk exposure, the Company receives on-going income from each securitization that is determined as a function of the "excess spread" derived from the securitized loans. The "excess spread", generally, is calculated as the difference between (A) the interest at the stated rate paid by borrowers and (B) the sum of pass-through interest paid to third-party investors and various fees, including trustee, insurance, servicing, and other similar costs. The "excess spread" represents income to be recognized by the Company over the life of the securitized loan pool.
         As previously noted, the Company did not transact a securitization during the first quarter of 1999. As of March 31, 1999 and March 31, 1998, the Company reported retained interests in its securitized loan pools of approximately $65.71 million and $12.40 million, including accrued interest. Because the retained interests are uncertificated, the Company has included the recorded value of its retained interests in Other Assets in the Consolidated Balance Sheets. Assumptions used to estimate the retained interests include default rates approximating 10% cumulative losses, prepayment rates of 17-21% CPR, and a weighted-average discount rate of 12.23%. Management monitors the actual default and prepayment rates of each securitized pool on a monthly basis, in addition to the outstanding pool balance, to ensure the rates used to estimate the retained interest are reasonable. Each of the securitized pools is serviced by the Company's mortgage loan servicing division.

LOAN SERVICING
         As of March 31, 1999, City Mortgage Services (a division of City National Bank) maintained a servicing portfolio of $1.96 billion. Loans serviced for others are not included in the Consolidated Balance Sheets of the Company. The Company has recorded mortgage loan servicing rights of $8.33 million in Other Assets at March 31, 1999, associated with the right to service mortgage loans for others. The recorded value of mortgage servicing rights is assessed quarterly to determine if the value of those rights has become impaired during the period. In doing so, management estimates the present value of future net cash flows to be derived from its servicing activities. Factors included in the impairment analysis include anticipated servicing income, costs associated with servicing the portfolio, discount rates, and loan prepayment and default rates. As of March 31, 1999, management has determined, based on this analysis, that the recorded value of its servicing rights is fairly stated and there is no impairment in that value.

MARKET RISK MANAGEMENT
         Market risk to the Company is the risk of loss arising from changes in current and future cash flows, fair values, earnings, or capital due to adverse movements in interest rates. The Company seeks to reduce interest rate risk through asset and liability management, where the goal is to optimize the balance between earnings and interest rate risk. The Company's asset and liability management function is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Management measures interest rate risk through an interest sensitivity gap analysis and through performing earnings sensitivity analyses. In management's opinion, there have been no significant changes in the Company's market risk since December 31, 1998.
         The Company manages its liquidity position to provide necessary funding for asset growth and to ensure that the funding needs of its customers can be satisfied promptly. Liquidity management is accomplished by maintaining a significant portion of the Company's investment portfolio classified as available-for-sale, maintaining sufficient borrowing capacity with the Company's lenders and providing consistent growth in the core deposit base of its banking subsidiaries. The Company also utilizes its access to the capital markets as a tool for managing its liquidity position.

         During 1998, through the issuances of asset-backed and trust preferred securities, the Company successfully utilized the capital markets to diversify its available funding sources. Additionally, the Company has entered into agreements with three investment banking firms to issue over $100 million of the Company's certificates of deposit. The certificates of deposit can be issued in maturities of up to five years at rates equal to a comparable Treasury instrument at the time of issuance plus a market-based spread. The Company is not committed to issuing a pre-determined amount of its certificates of deposit under these agreements, the use of which is at the sole discretion of the Company. At March 31, 1999, $22.0 million of certificates of deposit had been sold under these agreements at an average interest rate of 5.36%. The average term of the issued certificates of deposit was 1.5 years at March 31, 1999.
         An additional source of liquidity includes the parent company's $35.0 million revolving loan agreement. At March 31, 1999, $23.0 million was outstanding pursuant to the terms of the agreement. As necessary, the Parent Company has used funds available from this facility to provide additional capital to its subsidiaries, to finance merger and acquisition activity, and to fund internal growth and expansion.
         The Company's cash and cash equivalents, represented by cash, due from banks, and federal funds sold, are a product of its operating, investing and financing activities as set forth in the Consolidated Statements of Cash Flows included herein. The decrease in cash used in the Company's operating activities during the first quarter of 1999 was generally associated with a $55.79 million decrease in net fundings of loans held for sale.
         As a result of less cash used in operating and investing activities during the first quarter of 1999, as compared to the first quarter of 1998, the Company obtained less cash through financing activities. During the first quarter of 1998, cash was provided through the Company's issuance of trust preferred securities ($29.16 million), net increases in short-term and long-term borrowings ($77.71 million), and net increases in core deposits ($43.50 million). During the first quarter of 1999, net borrowings increased $32.88 million, net deposits increased $16.04 million, and there was no issuance of trust preferred securities.

CAPITAL RESOURCES
         During the first three months of 1999, the Company's consolidated stockholders' equity decreased approximately $410,000, from $220.06 million at December 31, 1998 to $219.65 million at March 31, 1999. This decrease was largely due to payment of normal dividends approximating $3.36 million and a $2.01 million decline in Other Comprehensive Income, primarily the result of declines in the fair market value of the Company's available-for-sale securities portfolio.
         Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8 percent, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4 percent. At March 31, 1999, the Company's total capital to risk-adjusted assets ratio was 11.98%, its Tier I capital ratio was 10.58%, and its leverage ratio was 9.43%.
         Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as "well capitalized," the banking subsidiaries must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively. As of March 31, 1999, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 10.53%, 9.99%, and 9.22%, respectively.
         Continued improvement in operating results, effective management of risks affecting the Company, and a focus on high asset quality have been, and will remain, the key elements in maintaining the Company's present capital position. Earnings from bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, the subsidiary banks have the capability to upstream sufficient dividends to meet the anticipated cash requirements of the Company.

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

         Based on management's assessment of this issue, the Company determined that it would be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with the modifications that were implemented to existing software and conversions to new hardware, the Year 2000 issue will not pose significant operational problems.
         The Company's plan to resolve the Year 2000 issue is sponsored and closely monitored by both senior and executive level management. The Federal Financial Institutions Examination Council recommended that all systems reprogramming efforts be completed by December 31, 1998 to allow for sufficient testing and implementation. Management is of the opinion that the Company has complied with this recommendation. Year 2000 plan components have been executed in accordance with guidelines that were mandated by the Office of the Comptroller of the Currency. The Company's approach to Year 2000 compliance involves five industry standard phases:

         1.       Awareness Phase
         2.       Assessment Phase
         3.       Renovation Phase
         4.       Validation Phase
         5.       Implementation Phase

         Each of these phases has been fully completed. A sixth phase, "post implementation" was also adopted by the Company and is currently on-going and involves further testing of systems, vendor and supplier monitoring, and contingency plan assessments. The Company has developed a contingency plan for certain critical applications. This plan includes the development of crisis management procedures, manual back-up options, and the adjustment of staffing strategies.
         The Company has historically updated systems, replaced software and hardware, and made other systematic investments in technology on a regular basis. As a result, the Company's costs associated with Year 2000 remediation efforts have not been significant. Where necessary, the Company has utilized both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications, and will continue to do so. However, due to the Company's technology plan of hardware, software, and systems maintenance, the sum of the costs incurred to-date and the estimated costs remaining to be incurred is not material to the consolidated financial statements.

         Based on the results, to date, of implementing the Company's strategic plan, management believes that the risks affecting the Company associated with the Year 2000 issue should be minimal. Accordingly, management does not believe that the Year 2000 presents a material exposure as it relates to the Company's products and services. In addition, the Company has gathered information about the Year 2000 compliance status of its significant vendors, suppliers, and customers and continues to monitor their compliance. To date, the Company's management is not aware of any such party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such parties will be Year 2000 ready. The inability of such parties to complete their Year 2000 remediation process in a timely manner could materially impact the Company. The effect of non-compliance by such parties is not determinable.
         The recent merger of Horizon Bancorp, Inc. into the Company does not significantly impact the Company's Year 2000 readiness. The Company has historically converted each of its acquired financial institutions to its internal data processing environment. With the merger of Horizon, all significant data processing systems would have been converted to the Company's operating systems, regardless of the Year 2000 issue. Therefore, Year 2000 readiness has not necessarily accelerated the Company's replacement of equipment and systems within the Horizon banks. All significant data processing applications of the Horizon banks were converted to the Company's in-house data processing systems as of April 30, 1999.
         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and in accordance with the guidelines set forth by its regulatory authorities. As noted above, the Company is in its final post-implementation phase of further testing. If final testing identifies previously unknown Year 2000 exposures and those exposures cannot be timely addressed, the Company could experience significant difficulties in processing daily operating activities. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, or failure to properly date business records. The amount of potential liability and lost income cannot be reasonably estimated at this time.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         The information called for by this item is provided under the caption "Market Risk Management" under Item 2--Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None
Item 2.  Changes in Securities                                             None
Item 3.  Defaults Upon Senior Securities                                   None
Item 4.  Submission of Matters to a Vote of Security Holders               None
Item 5.  Other Information                                                 None
Item 6   Exhibits and Reports on Form 8-K
         Exhibit 11 - Computation of Earnings per Share
         Exhibit 27 - Financial Data Schedule for the three months ended March 31, 1999
         Exhibit 27(a) - Restated Financial Data Schedule for the three months ended March 31, 1998

         Filings of Form 8-K - On January 12, 1999, the Company filed a Current Report on Form 8-K to announce the completion of its acquisition of Horizon Bancorp, Inc.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CITY HOLDING COMPANY


                                  By:   /s/ Michael D. Dean
                                      --------------------------------
                                       Michael D. Dean
                                       Senior Vice President - Finance,
                                       Principal Accounting Officer and
                                       Duly Authorized Officer