Form 10-Q
period 1999-06-30
CITY HOLDING CO
filed 1999-08-16
CIK 726854

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to_____________.

Commission File number 0-1173

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

          West Virginia                                   55-0619957
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

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

Common stock, $2.50 Par Value - 16,863,948 shares as of August 13, 1999.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q may include forward-looking financial information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information is identified by phrases such as the Company expects or anticipates and words of similar effect. The Company's actual results achieved may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in the Company's principal markets; integration of operations issues resulting from mergers and acquisitions; competition for origination and servicing of mortgage loans, particularly loans with high loan-to-value ratios; and changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policy. The forward-looking financial information is provided to assist investors and Company stockholders in understanding anticipated future financial operations of the Company and are included pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, the Company disclaims any intent or obligation to update this forward-looking financial information.

                                      Index

                      City Holding Company and Subsidiaries

Part I.  Financial Information
         Item 1.  Financial Statements (Unaudited)

                  Consolidated  Balance  Sheets - June 30, 1999 and December 31,
                        1998

                  Consolidated  Statements of Income - Six months ended June 30,
                        1999 and 1998 and Three months ended June 30, 1999 and 1998

                  Consolidated  Statements of Changes in Stockholders'  Equity -
                        Six months ended June 30, 1999 and 1998

                  Consolidated  Statements of Cash Flows - Six months ended June
                        30, 1999 and 1998 Notes to Consolidated Financial Statements - June 30, 1999

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

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                              June 30           December 31
                                                                               1999                 1998
                                                                       ------------------------------------------
                                                                            (Unaudited)

ASSETS
Cash and due from banks                                                     $     101,765         $     87,866
Federal funds sold                                                                    439               31,911
                                                                       ------------------------------------------
     Cash and cash equivalents                                                    102,204              119,777
Securities available for sale, at fair value                                      380,650              356,659
Securities held-to-maturity (approximate fair value at December 31,
   1998 - $40,539)                                                                      -               39,063
Loans:
     Gross loans                                                                1,734,396            1,715,929
     Allowance for loan losses                                                    (18,795)             (17,610)
                                                                       ------------------------------------------
     NET LOANS                                                                  1,715,601            1,698,319
Loans held for sale                                                               105,918              246,287
Premises and equipment                                                             68,132               71,094
Accrued interest receivable                                                        22,975               21,660
Other assets                                                                      209,328              153,145
                                                                       ------------------------------------------
     TOTAL ASSETS                                                              $2,604,808           $2,706,004
                                                                       ------------------------------------------

LIABILITIES
Deposits:
   Noninterest-bearing                                                       $    248,027         $    303,421
   Interest-bearing                                                             1,681,669            1,760,994
                                                                       ------------------------------------------
     TOTAL DEPOSITS                                                             1,929,696            2,064,415
Short-term borrowings                                                             216,357              183,418
Long-term debt                                                                    100,472              102,719
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City
   Holding Company                                                                 87,500               87,500
Other liabilities                                                                  54,411               47,893
                                                                       ------------------------------------------
      TOTAL LIABILITIES                                                         2,388,436            2,485,945

STOCKHOLDERS' EQUITY

Preferred stock, par value $25 per share: authorized - 500,000 shares:
   none issued
Common stock, par value $2.50 per share: 50,000,000 shares
   authorized; 16,853,051 and 16,820,276  shares issued and
   outstanding at June 30, 1999 and December 31, 1998,
   including 17,199 and 10,000 shares, respectively, in treasury                   42,133               42,051
Capital surplus                                                                    58,685               58,365
Retained earnings                                                                 125,723              120,209
Cost of common stock in treasury                                                     (535)                (274)
Accumulated other comprehensive loss                                               (9,634)                (292)
                                                                       ------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                  216,372              220,059
                                                                       ------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $2,604,808           $2,706,004
                                                                       ==========================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

                                                                                   Six Months Ended June 30
                                                                                   1999               1998
                                                                            ---------------------------------------
INTEREST INCOME
   Interest and fees on loans                                                     $84,804              $82,918
   Interest on investment securities:
    Taxable                                                                         8,530                8,937
    Tax-exempt                                                                      2,551                2,409
   Other interest income                                                            2,783                1,490
                                                                            ---------------------------------------
     TOTAL INTEREST INCOME                                                         98,668               95,754

INTEREST EXPENSE

  Interest on deposits                                                             36,370               36,259
  Interest on short-term borrowings                                                 4,549                4,561
  Interest on long-term debt                                                        2,999                2,715
  Interest on trust preferred securities                                            3,996                  694
                                                                            ---------------------------------------
     TOTAL INTEREST EXPENSE                                                        47,914               44,229
                                                                            ---------------------------------------
      NET INTEREST INCOME                                                          50,754               51,525
Provision for loan losses                                                           4,643                2,467
                                                                            ---------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             46,111               49,058

OTHER INCOME
  Investment securities gains (losses)                                                 48                   (6)
  Service charges                                                                   4,507                4,541
  Mortgage loan servicing fees                                                     11,302                8,009
  Net origination fees on junior-lien mortgages                                     4,031                6,217
  Gain on sale of loans                                                             5,208                7,333
  Other income                                                                     17,034                7,630
                                                                            ---------------------------------------
   TOTAL OTHER INCOME                                                              42,130               33,724

OTHER EXPENSES
  Salaries and employee benefits                                                   28,991               25,872
  Occupancy, excluding depreciation                                                 6,651                3,937
  Depreciation                                                                      5,619                4,585
  Advertising                                                                       9,353                9,281
  Other expenses                                                                   18,140               17,881
                                                                            ---------------------------------------
   TOTAL OTHER EXPENSES                                                            68,754               61,556
                                                                            ---------------------------------------
   INCOME BEFORE INCOME TAXES                                                      19,487               21,226
INCOME TAXES                                                                        7,248                7,490
                                                                            ---------------------------------------
   NET INCOME                                                                     $12,239              $13,736
                                                                            =======================================

Basic earnings per common share                                                    $0.73                $0.82
                                                                            =======================================
Diluted earnings per common share                                                  $0.73                $0.81
                                                                            =======================================
Average common shares outstanding:

   Basic                                                                           16,820               16,760
                                                                            =======================================
   Diluted                                                                         16,820               16,866
                                                                            =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

                                                                                  Three Months Ended June 30
                                                                                   1999               1998
                                                                            ---------------------------------------
INTEREST INCOME
   Interest and fees on loans                                                     $41,096              $43,198
   Interest on investment securities:
    Taxable                                                                         4,256                4,349
    Tax-exempt                                                                      1,263                1,206
   Other interest income                                                            1,458                  948
                                                                            ---------------------------------------
     TOTAL INTEREST INCOME                                                         48,073               49,701

INTEREST EXPENSE
  Interest on deposits                                                             17,773               19,152
  Interest on short-term borrowings                                                 2,591                1,940
  Interest on long-term debt                                                        1,356                1,248
  Interest on trust preferred securities                                            1,998                  686
                                                                            ---------------------------------------
     TOTAL INTEREST EXPENSE                                                        23,718               23,026
                                                                            ---------------------------------------
      NET INTEREST INCOME                                                          24,355               26,675
Provision for loan losses                                                           2,229                1,238
                                                                            ---------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             22,126               25,437

OTHER INCOME
  Investment securities gains                                                           6                    9
  Service charges                                                                   2,322                2,404
  Mortgage loan servicing fees                                                      5,617                4,126
  Net origination fees on junior-lien mortgages                                     3,838                4,071
  Gain on sale of loans                                                             4,483                4,775
  Other income                                                                     11,445                4,166
                                                                            ---------------------------------------
   TOTAL OTHER INCOME                                                              27,711               19,551

OTHER EXPENSES
  Salaries and employee benefits                                                   13,779               13,621
  Occupancy, excluding depreciation                                                 3,307                2,175
  Depreciation                                                                      2,991                2,429
  Advertising                                                                       8,233                6,104
  Other expenses                                                                    9,825                9,855
                                                                            ---------------------------------------
   TOTAL OTHER EXPENSES                                                            38,135               34,184
                                                                            ---------------------------------------
   INCOME BEFORE INCOME TAXES                                                      11,702               10,804
INCOME TAXES                                                                        4,708                3,805
                                                                            ---------------------------------------
   NET INCOME                                                                      $6,994               $6,999
                                                                            =======================================

Basic earnings per common share                                                    $ 0.42               $ 0.41
                                                                            =======================================
Diluted earnings per common share                                                  $ 0.42               $ 0.41
                                                                            =======================================
Average common shares outstanding:
   Basic                                                                           16,820               16,879
                                                                            =======================================
   Diluted                                                                         16,820               17,042
                                                                            =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(in thousands)

                                                                                       Accumulated
                                                                                          Other           Total
                                        Common     Capital    Retained    Treasury    Comprehensive   Stockholders'
                                         Stock     Surplus    Earnings     Stock          Loss           Equity
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at December 31, 1998            $42,051   $58,365    $120,209      $(274)          $(292)      $220,059
Comprehensive income:
   Net income                                                   12,239                                    12,239
   Other comprehensive income:
     Unrealized loss on securities
       of $9,371, net of
       reclassification adjustment

       for gains included in net                                                           (9,342)        (9,342)
       income of $29
                                                                                                     ---------------
   Total comprehensive income                                                                              2,897
Cash dividends declared ($.40/share)                            (6,725)                                   (6,725)
Purchase of 11,999 shares of
   treasury stock                                                            (398)                          (398)
Exercise of 22,908 stock options              82       337                      5                            424
Issuance of contingently-issuable
   shares of common stock                              (17)                   132                            115
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at June 30, 1999                $42,133   $58,685    $125,723      $(535)        $(9,634)      $216,372
                                       ========== ========== =========== =========== =============== ===============


                                                                                       Accumulated
                                                                                          Other           Total
                                        Common     Capital    Retained    Treasury    Comprehensive   Stockholders'
                                         Stock     Surplus    Earnings     Stock         Income          Equity
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at December 31, 1997            $41,926   $52,004    $127,142    $(3,248)         $2,453       $220,277
Comprehensive income:
   Net income                                                   13,736                                    13,736
   Other comprehensive income:
     Unrealized gain on securities
       of $584, net of
       reclassification adjustment

       for losses included in net                                                             580            580
       income of $4
                                                                                                     ---------------
   Total comprehensive income                                                                             14,316
Cash dividends declared

   City ($.38 a share)                                          (2,506)                                   (2,506)
   Horizon                                                      (3,476)                                   (3,476)
Exercise of stock options                      7        25                                                    32
Purchase of shares of treasury stock
   by City                                                                   (281)                          (281)
Purchase of shares of treasury stock
   by Horizon                                                              (2,114)                        (2,114)
Common stock issued in acquisitions          807    14,965                                                15,772
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at June 30, 1998                $42,740   $66,994    $134,896    $(5,643)         $3,033       $242,020
                                       ========== ========== =========== =========== =============== ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                                   Six Months Ended June 30
                                                                                    1999               1998
                                                                            ---------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $     12,239        $     13,736
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Net amortization                                                                2,564               1,248
      Provision for depreciation                                                      5,619               4,585
      Provision for possible loan losses                                              4,643               2,467
      Loans originated for sale                                                    (215,001)           (225,403)
      Purchases of loans held for sale                                             (129,887)           (408,047)
      Proceeds from loans sold                                                      490,465             580,814
      Realized gains on loans sold                                                   (5,208)             (7,333)
      Realized investment securities (gains) losses                                     (48)                  6
      Increase in accrued interest receivable                                        (1,513)             (3,323)
      Increase in other assets                                                      (60,973)            (22,367)
      Increase (decrease) in other liabilities                                        7,078              (7,319)
                                                                            ---------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 109,978             (70,936)

INVESTING ACTIVITIES
  Proceeds from maturities and calls of securities held to maturity                      27               2,070
  Proceeds from sales of securities available for sale                               13,377              14,669
  Proceeds from maturities and calls of securities available for sale                54,517              79,380
  Purchases of securities available for sale                                        (59,664)            (89,668)
  Net increase in loans                                                             (76,306)            (74,179)
  Net cash paid in branch sales                                                     (52,094)                  -
  Realized gain on branch sales                                                      (8,681)                  -
  Net cash acquired in acquisitions                                                       -               2,454
  Purchases of premises and equipment                                                (4,260)            (16,708)
                                                                            ---------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (133,084)            (81,982)

FINANCING ACTIVITIES
  Net (decrease) increase in noninterest-bearing deposits                           (25,929)             44,547
  Net increase in interest-bearing deposits                                           7,469              66,295
  Net increase (decrease) in short-term borrowings                                   32,939             (17,211)
  Proceeds from long-term debt                                                        8,000              33,620
  Repayment of long-term debt                                                       (10,247)            (27,010)
  Net proceeds from issuance of trust preferred securities                                -              29,158
  Purchases of treasury stock                                                          (398)             (2,395)
  Exercise of stock options                                                             424                  31
  Cash dividends paid                                                                (6,725)             (5,982)
                                                                            ---------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             5,533             121,053
                                                                            ---------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (17,573)            (31,865)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    119,777             132,532
                                                                            ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   102,204         $   100,667
                                                                            =======================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). On December 31, 1998, the Company's merger of Horizon Bancorp, Inc. became effective. The transaction was accounted for under the pooling-of-interests method of accounting. As such, the Company's historical financial information has been restated to include the operations of Horizon for all periods presented. All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1999. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the City Holding Company Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE C - LOAN SECURITIZATIONS

         During the three months ended June 30, 1999, the Company completed a securitization of approximately $261.51 million of junior lien mortgage loans. To date, this represents the only securitization transacted by the Company during 1999, and brings the total number of securitizations in which the Company maintains a retained interest to six. As of June 30, 1999, the Company reported retained interests, included in Other Assets in the Consolidated Balance Sheets, in the securitized loan pools of approximately $91.37 million, including accrued interest. At December 31, 1998, the Company reported total retained interests approximating $65.62 million, including accrued interest.

         As a result of re-forecasting anticipated cash flows to be derived from the Company's retained interests, the estimated fair value of the total retained interests has been reduced by approximately $4.63 million during the six months ended June 30, 1999. Such fair value decline, deemed to be temporary, has been recorded through the Other Comprehensive Income section within Stockholders' Equity. Adjustments to the estimated fair value of the retained interests are the result of both actual performance of the underlying collateral pools and revised expected timing of the receipt of cash flows by the Company. Although a fair value reduction has been recorded, re-forecasted cash flows as of June 30, 1999 indicate total expected cash flows to be received by the Company are 1.91 times the total retained interest values, before fair value adjustments, recorded in the Company's consolidated balance sheet. Significant assumptions used to estimate the value of the retained interests include: prepayment rates of 18-21% CPR, default rates approximating 10.50% cumulative losses, and a weighted average discount rate of 12.75%.

NOTE D - BRANCH SALES

         Regulatory agencies approved the merger of Horizon Bancorp into the Company subject to the Company's eventual divesting of certain branch facilities in those locations where the combined entity would maintain an excessive percentage of deposit market share. In complying with regulatory requirements, and as part of the Company's overall post-merger reorganization, the Company completed the sale of six (6) branch locations during the second quarter of 1999. As a result of those sales, the Company sold approximately $116.26 million of deposits and $54.38 million of loans to independent third parties resulting in gains realized by the Company of approximately $8.68 million.

NOTE E - TRUST PREFERRED SECURITIES

         On October 27, 1998, City Holding Capital Trust II (Capital Trust II), a special-purpose statutory trust subsidiary of the Company sold via public offering $57.5 million of 9.125% trust preferred capital securities (the Capital Securities II) and issued $1.8 million of common securities to the Company.
Distributions on the Capital Securities II are payable quarterly and each Capital Security II has a stated liquidation value of $25. To fund Capital Trust II, the Company sold to Capital Trust II $59.3 million in 9.125% Junior Subordinated Debentures (the Debentures II) with a stated maturity date of October 31, 2028. The sole assets of Capital Trust II are the Debentures II. Cash distributions on the Capital Securities II in Capital Trust II are made to the extent interest on the Debentures II is received by Capital Trust II. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of Capital Trust II's obligations under the Capital Securities II regarding payment of distributions and payment on liquidation or redemption of the Capital Securities II, but only to the extent of funds held by Capital Trust
II. The Capital Securities II are subject to mandatory redemption (i) in whole, but not in part, at the Stated Maturity upon repayment of the Debentures II,
(ii) prior to October 31, 2003, in whole, but not in part, contemporaneously with the optional redemption at any time by the Company of the Debentures II at any time within 90 days following an event of certain changes or amendments to regulatory requirements or federal income tax rules and (iii) in whole or in part, at any time on or after October 31, 2003, contemporaneously with the optional redemption by the Company of the Debentures II at a redemption price equal to the aggregate liquidation amount of the Capital Securities II, plus accumulated but unpaid distributions thereon. After deducting expenses incurred in the issuance, the Company received proceeds of $55.34 million from the Capital Securities II offering.

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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At June 30, 1999, commitments outstanding to extend credit totaled approximately $250.84 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $7.35 million as of June 30, 1999. Substantially all standby letters of credit have historically expired unfunded.

         Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet and allows hedge accounting when specific criteria are met. The provisions of this statement, as amended, become effective for quarterly and annual reporting beginning January 1, 2001. The impact of adopting the provisions of this statement on the Company's financial position or results of operations subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

NOTE H - LONG TERM DEBT

         Long-term debt includes an obligation of the Parent Company consisting of a $35 million revolving credit loan facility with an unrelated party. At June 30, 1999, $13 million was outstanding. The loan has a variable rate (5.8425% at June 30, 1999) with interest payments due quarterly and principal due at maturity on June 30, 1999. Through amendments dated June 30 and July 30, 1999, the maturity date of this revolving credit line has been extended until September 30, 1999. The extension of the stated maturity date was necessary to provide both parties sufficient time to negotiate a longer-term, fully amortizing, credit facility. Management anticipates transferring a significant portion of the balance outstanding on the revolving line of credit to the term loan upon its completion.

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

         In addition to the financing discussed above, the community-banking subsidiaries of the Company have unused lines of credit available with the FHLB approximating $329.35 million.

NOTE I - SEGMENT INFORMATION

         The Company operates three business segments: community banking, mortgage banking, and other financial services. These business segments are primarily identified by the products or services offered and the channels through which the product or service is offered. The community banking operations consists of various community banks that offer customers traditional banking products and services through various delivery channels. The mortgage banking operations include the origination, acquisition, servicing, and sale of mortgage loans. The other financial services business segment consists of nontraditional services offered to customers, such as investment advisory, insurance, and internet technology products. Another defined business segment of the Company is corporate support, which includes the parent company and other support needs.

         To more effectively evaluate and manage the operating performance of each of the Company's business lines, effective April 1, 1999 internal warehouse funding was established for each division within the mortgage-banking and other financial services segments. Prior to April 1, 1999, the community-banking segment provided necessary funding to the divisions within the mortgage-banking and other financial services segments with no associated interest charged to those divisions. Beginning April 1, 1999, any division that has obtained financing from the community-banking segment is charged a cost of funds, at market interest rates, on the amount of funds borrowed from the community-banking segment. Management has determined that the internal warehouse funding policy provides a "fully-costed" assessment of the operating performance of each division and that instituting such policy provides a more accurate analysis of the performance of each division and business segment. Financial information presented in the following tables has been presented reflecting the actual internal policy in place during each respective period.

         The accounting policies for each of the business segments are the same as those of the Company. Services provided to the banking segments by the divisions within the other financial services segment are eliminated in consolidation. Selected segment information is included in the following tables:

                                                                 Other
                                     Community     Mortgage    Financial    General
          (in thousands)              Banking       Banking     Services   Corporate  Eliminations Consolidated
                                   ------------------------------------------------------------------------------

For the six months ended June 30, 1999
Net interest income (expense)      $    52,049   $     (487)  $    (200)   $   (608)   $      -   $   50,754
Provision for loan losses              (4,643)           -            -           -           -       (4,643)
                                   ------------------------------------------------------------------------------
Net interest income after                                                                     -
   provision for loan losses           47,406         (487)        (200)       (608)                  46,111
Other income                           18,582       20,291        6,942           2      (3,687)      42,130
Other expenses                         40,516       20,250        8,265       3,410      (3,687)      68,754
                                   ------------------------------------------------------------------------------
Income before income taxes             25,472         (446)      (1,523)     (4,016)          -       19,487
Income tax expense (benefit)            9,450         (141)        (493)     (1,568)          -        7,248
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $   16,022    $    (305)    $ (1,030)   $ (2,448)   $      -   $   12,239
                                   ------------------------------------------------------------------------------
Average assets                     $2,394,206    $ 359,464     $ 12,464    $ 14,914    $(86,618)  $2,694,430
                                   ------------------------------------------------------------------------------

For the six months ended June 30, 1998

Net interest income (expense)      $   46,339    $   6,904     $     38    $ (1,756)$        -  $     51,525
Provision for loan losses              (2,467)           -            -           -           -       (2,467)
                                   ------------------------------------------------------------------------------
Net interest income after

   provision for loan losses           43,872        6,904           38      (1,756)          -       49,058
Other income                           10,269       20,986        4,248       1,443      (3,222)      33,724
Other expenses                         35,350       20,308        4,275       4,845      (3,222)      61,556
                                   ------------------------------------------------------------------------------
Income before income taxes             18,791        7,582           11      (5,158)          -       21,226
Income tax expense (benefit)            6,463        2,944           51      (1,968)          -        7,490
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $   12,328    $   4,638     $    (40)   $ (3,190)   $      -   $   13,736
                                   ------------------------------------------------------------------------------
Average assets                     $2,125,065    $ 269,391     $ 13,576    $  8,799    $      -   $2,416,831
                                   ------------------------------------------------------------------------------

                                                                 Other
                                     Community     Mortgage    Financial    General
          (in thousands)              Banking       Banking     Services   Corporate  Eliminations Consolidated
                                   ------------------------------------------------------------------------------

For the three months ended June 30, 1999
Net interest income (expense)      $   27,562    $  (2,727)    $   (213)   $   (267)   $      -   $   24,355
                                                                                              -
Provision for loan losses              (2,229)           -            -           -           -       (2,229)
                                   ------------------------------------------------------------------------------
Net interest income after                                                                     -
   provision for loan losses           25,333       (2,727)        (213)       (267)                  22,126
Other income                           12,493       13,620        2,379         (55)       (726)      27,711
Other expenses                         21,181       13,093        3,708         879        (726)      38,135
                                   ------------------------------------------------------------------------------
Income before income taxes             16,645       (2,200)      (1,542)     (1,201)          -       11,702
Income tax expense (benefit)            6,545         (838)        (520)       (479)          -        4,708
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $   10,100    $  (1,362)    $ (1,022)   $   (722)   $      -   $    6,994
                                   ------------------------------------------------------------------------------
Average assets                     $2,539,171     $328,474     $ 13,924    $ 20,836   $(191,277)  $2,711,128
                                   ------------------------------------------------------------------------------

For the three months ended June 30, 1998

Net interest income (expense)      $   23,538    $   4,104     $     22    $   (989)   $      -   $   26,675
Provision for loan losses              (1,238)           -            -           -           -       (1,238)
                                   ------------------------------------------------------------------------------
Net interest income after

   provision for loan losses           22,300        4,104           22        (989)          -       25,437
Other income                            5,857       12,555        2,901         762      (2,524)      19,551
Other expenses                         18,353       13,065        2,938       2,352      (2,524)      34,184
                                   ------------------------------------------------------------------------------
Income before income taxes              9,804        3,594          (15)     (2,579)          -       10,804
Income tax expense (benefit)            3,710        1,378           32      (1,314)          -        3,805
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $    6,094    $   2,216     $    (47)   $(1,265)    $      -   $    6,999
                                   ------------------------------------------------------------------------------
Average assets                     $2,179,059    $ 266,563     $ 13,586    $ 10,256    $      -   $2,469,464
                                   ------------------------------------------------------------------------------

NOTE J -SUBSEQUENT EVENT

         Effective July 1, 1999, the Company acquired Frontier Bancorp and its wholly-owned subsidiary, Frontier State Bank (collectively, "Frontier"). Frontier, headquartered in Redondo Beach, California, reported total assets and total deposits of approximately $88 million and $71 million, respectively, at June 30, 1999. Pursuant to the merger agreement, the Company paid approximately $15.13 million cash for 100% of the outstanding common stock of Frontier Bancorp. This transaction was accounted for under the purchase method of accounting. Due to the immaterial impact on the Company's consolidated financial statements, no pro-forma information has been presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

Six Months Ended June 30, 1999 vs. 1998

         Consolidated net income for the six months ended June 30, 1999 was $12.24 million or $0.73 per diluted common share, compared to $13.74 million or $0.81 per diluted common share for the six months ended June 30, 1998. Return on average assets ("ROA") was 0.91% and return on average equity ("ROE") was 11.08% for the six months ended June 30, 1999. ROA and ROE were 1.13% and 11.95%, respectively, for the same period in 1998.

         The decline in net income, ROA, and ROE for the six months ended June 30, 1999, as compared to the same period in 1998, is due to operating results within both the community-banking and mortgage-banking segments. Within the community-banking segment, a declining interest margin coupled with a $2.18 million increase in the provision for loan losses has resulted in lower earnings during the six months ended June 30, 1999. Within the mortgage-banking segment, which is also experiencing a declining interest margin, a $3.29 million increase in mortgage loan servicing fees during the period was offset by a $4.31 million decline in combined net origination fees and gains realized from the sale of loans. Other income increased $8.41 million during the six months ended June 30, 1999 due to $8.68 million in gains realized by the Company associated with its sales of six branch locations as part of the Company's continued reorganization following its acquisition of Horizon Bancorp.

Three Months Ended June 30, 1999 vs. 1998

         Consolidated net income for the three months ended June 30, 1999 was $6.99 million or $0.42 per diluted common share, compared to $7.00 million or $0.41 per diluted common share for the three months ended June 30, 1998. ROA was 1.03% and ROE was 12.68% for the three months ended June 30, 1999. ROA and ROE were 1.13% and 11.85%, respectively, for the same period in 1998.

         In comparing the three months ended June 30, 1999 to the same period in 1998, declines in net interest margins during 1999 in both the community-banking and mortgage-banking segments resulted in a $2.32 million decline in net interest income from 1998 to 1999. Additionally, within the community-banking segment, the provision for loan losses increased approximately $991,000 from $1.24 million during the three months ended June 30, 1998 to $2.23 million during the same period in 1999. Offsetting the overall decline in net interest income during the quarter ended June 30, 1999, the Company realized $8.68 million in gains, resulting from the sale of six branch locations, as discussed previously. Except for advertising expense, non-interest expenses remained relatively unchanged on a quarter-to-quarter basis. Advertising expense, which increased approximately $2.13 million from 1998 to 1999, is primarily
attributable  to  the  costs   associated   with  the  nationwide   direct  mail
solicitation of high loan-to-value loans. Approximately 85% of the total advertising expense recognized during 1999 is associated with such activity, which is expected to decline as the Company continues its reorganization within its mortgage-banking segment.

NET INTEREST INCOME

Six Months Ended June 30, 1999 vs. 1998

         On a tax equivalent basis, net interest income declined approximately $644,000 or 1.21% from $52.77 million to $52.13 million during the six-month periods ended June 30, 1998 and 1999, respectively. However, the net interest margin declined 48 basis points during these periods as the yield on earning assets declined 54 basis points and the total cost of funds declined 21 basis points. Within the community-banking segment, the yield earned on the Company's loan portfolio declined from 8.98% during the six months ended June 30, 1998 to 8.52% for the same period of 1999. The declining yield reflects the impact to the Company's loan portfolio of the overall declining interest rate environment experienced over the past several months. Within the mortgage-banking segment, the yield earned on loans held for sale decreased from 10.78% during the six months ended June 30, 1998 to 9.30% for the same period in 1999. While this decline also reflects the impact of a declining interest rate environment, interest income realized on loans held for sale was also negatively impacted by the amortization of premiums paid on the wholesale acquisition of high loan-to-value loans as further discussed below. Also within the mortgage-banking segment, the yield earned on retained interests in securitized loans decreased from 15.66% during the six months ended June 30, 1998 to 7.38% for the same period in 1999. As a result of declines in the estimated fair value of the retained interests, the Company has recorded less interest income associated with those assets during the six months ended June 30, 1999.

         The Company's total cost of funds declined from 4.69% during the six months ended June 30, 1998 to 4.48% during the same period in 1999. Within the community-banking segment, the average cost of total interest and non-interest bearing deposits declined from 3.88% to 3.61%, for the six month periods ended June 30, 1998 and 1999, respectively. Similarly, the cost of borrowed funds, excluding trust preferred securities, decreased from 5.63% in 1998 to 4.66% for the six months ended June 30, 1999.

Three Months Ended June 30, 1999 vs. 1998

         For the three months ended June 30, 1999, the Company reported $25.04 million net interest income (tax equivalent basis) compared to $27.32 million for the three months ended June 30, 1998. This represents a decline in net interest income of approximately $2.29 million during 1999, on a quarter-to-quarter basis. Within the community-banking segment, the yield earned on the Company's loan portfolio decreased 69 basis points, from 9.19% for the three months ended June 30, 1998, to 8.50% for the same period in 1999. As discussed previously, this decline reflects the impact of the overall declining interest rate environment over the past several months. Also within the community-banking segment, the Company's cost of total interest and non-interest bearing deposits declined from 3.98% to 3.56% for the three month periods ended June 30, 1998 and 1999, respectively.

         Within the mortgage-banking segment, the yield earned on loans held for sale decreased 257 basis points from 10.78% for the three months ended June 30, 1998 to 8.21% for the three months ended June 30, 1999. The 1999 yield of 8.21% was negatively impacted by the amortization of approximately $1.50 million of premium associated with the wholesale acquisition of high loan-to-value loans. During the second quarter of 1999, this premium was amortized and reported as an adjustment to the yield earned on loans held for sale. Also within the mortgage-banking segment, the yield earned on the Company's retained interests in its securitized loan pools decreased from 15.60% in 1998 to 7.28% for the three months ended June 30, 1999. As previously discussed, declines in the estimated fair value of those retained interests have resulted in the Company having recorded less interest income associated with those assets during the period.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)
                                                        Six months ended June 30,
                                                   1999                           1998
                                        Average               Yield/    Average              Yield/
                                        Balance    Interest    Rate     Balance    Interest   Rate
                                     ----------------------------------------------------------------
INTEREST-EARNING ASSETS
Loan portfolio (1)                   $1,743,106     $74,265    8.52% $1,586,237     $71,224    8.98%
Loans held for sale                     226,694      10,539    9.30     216,978      11,694   10.78
Securities:
   Taxable                              284,458       8,530    6.00     280,605       8,937    6.37
   Tax-exempt (2)                       104,308       3,925    7.53      94,936       3,655    7.70
                                     ----------------------------------------------------------------
     Total securities                   388,766      12,455    6.41     375,541      12,592    6.71
Retained interest in securitized         72,413       2,673    7.38       8,593         673   15.66
loans
Federal funds sold                        5,948         110    3.70      29,969         818    5.46
                                     ----------------------------------------------------------------
     Total earning assets             2,436,927    $100,042    8.21%  2,217,318     $97,001    8.75%
Cash and due from banks                  94,094                          64,427
Bank premises and equipment              69,522                          61,262
Other assets                            112,115                          92,758
Less: allowance for possible
   loan losses                          (18,228)                        (18,934)
                                     ----------------------------------------------------------------
     Total assets                    $2,694,430                      $2,416,831
                                     ================================================================

INTEREST-BEARING LIABILITIES

Demand deposits                      $  364,251     $ 5,511    3.03% $  307,872     $ 4,965    3.23%
Savings deposits                        336,150       5,011    2.98     390,592       5,906    3.02
Time deposits                         1,025,388      25,848    5.04     914,059      25,388    5.56
Short-term borrowings                   219,727       4,549    4.14     162,374       4,561    5.62
Long-term debt                          104,076       2,999    5.76      96,080       2,715    5.65
Trust preferred securities               87,500       3,996    9.13      15,249         694    9.10
                                     ----------------------------------------------------------------
     Total interest-bearing           2,137,092      47,914    4.48   1,886,226      44,229    4.69
     liabilities
Demand deposits                         287,017                         257,595
Other liabilities                        49,303                          43,042
Stockholders' equity                    221,018                         229,968
                                     ----------------------------------------------------------------
     Total liabilities and

     stockholders' equity            $2,694,430                      $2,416,831
                                     ================================================================
    Net interest income                             $52,128                         $52,772
                                     ================================================================
    Net yield on earning assets                                4.28%                           4.76%
                                     ================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)
                                                            Six months ended June 30,
                                                                  1999 vs. 1998
                                                               Increase (Decrease)
                                                                Due to Change In:
                                                        Volume         Rate          Net
                                                     -----------------------------------------
INTEREST INCOME FROM
Loan portfolio                                         $10,609      $(7,568)       $3,041
Loans held for sale                                      1,296       (2,451)       (1,155)
Securities:
   Taxable                                                 320         (727)         (407)
   Tax-exempt (1)                                          489         (219)          270
                                                     -----------------------------------------
     Total securities                                      809         (946)         (137)
Retained interest in securitized loans                   3,196       (1,196)        2,000
Federal funds sold                                        (515)        (193)         (708)
                                                     -----------------------------------------
     Total interest-earning assets                     $15,395     $(12,354)       $3,041
                                                     -----------------------------------------

INTEREST EXPENSE ON
Demand deposits                                       $  1,326     $   (780)      $   546
Savings deposits                                          (813)         (82)         (895)
Time deposits                                            5,598       (5,138)          460
Short-term borrowings                                    2,743       (2,755)          (12)
Long-term debt                                             230           54           284
Trust preferred securities                               3,300            2         3,302
                                                     -----------------------------------------
     Total interest-bearing liabilities                $12,384      $(8,699)       $3,685
                                                     =========================================
     NET INTEREST INCOME                              $  3,011      $(3,655)      $  (644)
                                                     =========================================

(1) Fully federal taxable equivalent using a tax rate of 35% in 1999 and 1998.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                       Three months ended June 30,
                                                   1999                           1998
                                        Average               Yield/    Average              Yield/
                                        Balance    Interest    Rate     Balance    Interest   Rate
                                     ----------------------------------------------------------------
INTEREST-EARNING ASSETS
Loan portfolio (1)                   $1,747,574     $37,120    8.50% $1,625,125     $37,351    9.19%
Loans held for sale                     193,629       3,976    8.21     216,956       5,847   10.78
Securities:
   Taxable                              283,751       4,256    6.00     281,692       4,349    6.18
   Tax-exempt (2)                       104,049       1,943    7.47      94,992       1,855    7.81
                                     ----------------------------------------------------------------
     Total securities                   387,800       6,199    6.39     376,684       6,204    6.59
Retained interest in securitized         78,518       1,429    7.28      12,644         493   15.60
loans
Federal funds sold                        3,546          29    3.27      30,678         455    5.93
                                     ----------------------------------------------------------------
     Total earning assets             2,411,067     $48,753    8.09%  2,262,087     $50,350    8.90%
Cash and due from banks                 118,874                          65,278
Bank premises and equipment              68,502                          64,329
Other assets                            131,312                          96,515
Less: allowance for possible
   loan losses                          (18,627)                        (18,745)
                                     ----------------------------------------------------------------
     Total assets                    $2,711,128                      $2,469,464
                                     ----------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Demand deposits                      $  382,007     $ 2,958    3.10% $  311,929     $ 2,561    3.28%
Savings deposits                        330,425       2,461    2.98     399,557       3,052    3.06
Time deposits                         1,005,116      12,354    4.92     943,095      13,539    5.74
Short-term borrowings                   248,049       2,591    4.18     143,942       1,940    5.39
Long-term debt                          103,307       1,356    5.25      93,891       1,248    5.32
Trust preferred securities               87,500       1,998    9.13      30,000         686    9.15
                                     ----------------------------------------------------------------
     Total interest-bearing           2,156,404      23,718    4.40   1,922,414      23,026    4.79
     liabilities
Demand deposits                         280,326                         268,266
Other liabilities                        53,698                          42,605
Stockholders' equity                    220,700                         236,179
                                     ----------------------------------------------------------------
     Total liabilities and
     stockholders' equity            $2,711,128                      $2,469,464
                                     ================================================================
    Net interest income                             $25,035                         $27,324
                                     ================================================================
    Net yield on earning assets                                4.15%                           4.83%
                                     ================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)
                                                           Three months ended June 30,
                                                                  1999 vs. 1998
                                                               Increase (Decrease)
                                                                Due to Change In:
                                                        Volume         Rate          Net
                                                     -----------------------------------------
INTEREST INCOME FROM
Loan portfolio                                         $ 9,524    $  (9,755)    $    (231)
Loans held for sale                                       (582)      (1,289)       (1,871)
Securities:
   Taxable                                                 183         (276)          (93)
   Tax-exempt (1)                                          505         (417)           88
                                                     -----------------------------------------
     Total securities                                      688         (693)           (5)
Retained interest in securitized loans                   2,757       (1,821)          936
Federal funds sold                                        (283)        (143)         (426)
                                                     -----------------------------------------
     Total interest-earning assets                     $12,104     $(13,701)      $(1,597)
                                                     -----------------------------------------

INTEREST EXPENSE ON
Demand deposits                                         $1,247     $   (850)     $    397
Savings deposits                                          (517)         (74)         (591)
Time deposits                                            4,516       (5,701)       (1,185)
Short-term borrowings                                    3,160       (2,509)          651
Long-term debt                                             207          (99)          108
Trust preferred securities                               1,319           (7)        1,312
                                                     -----------------------------------------
     Total interest-bearing liabilities                 $9,932      $(9,240)    $     692
                                                     -----------------------------------------
     NET INTEREST INCOME                                $2,172      $(4,461)      $(2,289)
                                                     -----------------------------------------

(1) Fully federal taxable equivalent using a tax rate of 35% in 1999 and 1998.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO

         The composition of the Company's loan portfolio as of June 30, 1999 and December 31, 1998, is presented in the following table:

                                                        June 30, 1999          December 31, 1998
                                                       -------------------------------------------
Commercial, financial and agricultural                    $   524,454             $   509,214
Real estate-mortgage                                          853,605                 842,727
Installment loans to individuals                              356,874                 363,988
                                                       -------------------------------------------
     Total loans                                          $ 1,734,993             $ 1,715,929
                                                       -------------------------------------------

         The loan portfolio has experienced an increase of 1.11% during the first six months of 1999, from $1.72 billion at December 31, 1998, to $1.73 billion at June 30, 1999.

Allowance And Provision for Loan Losses

         Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses inherent in the portfolio. Through the Company's internal loan review department, management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to historical charge-off percentages and general economic conditions. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history and general economic conditions, with less emphasis placed on specifically reviewing individual credits, unless circumstances suggest that specific reviews are necessary.  In these  categories,  specific  loan reviews  would be conducted on higher balance and higher risk loans. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio. At June 30, 1999, the allowance for loan losses was $18.80 million or 1.08% of total period-end loans compared to $17.61 million or 1.03% as of December 31, 1998. As of June 30, 1999, management is of the opinion that the consolidated allowance for loan losses is adequate to provide for losses on existing loans within the portfolio.

         As management continues to aggressively collect problem credits and restructure the Company's post-merger loan portfolio, the Company's provision for loan losses increased from $2.47 million to $4.64 million for the six months ended June 30, 1998 and 1999, respectively. During the first six months of 1999, the Company recorded loan charge-offs of approximately $4.22 million and recorded recoveries of $757,000 resulting in net charge-offs of $3.46 million. This represents an increase of $460,000 or 15.33% from net charge-offs of $3.00 million recorded during the six months ended June 30, 1998.

                                                          Six months ended   Year ended December
                                                              June 30,               31,
Allowance for Loan Losses                                       1999                 1998
                                                        ------------------------------------------

Balance at beginning of year                                       $17,610            $18,190
Charge-offs:
   Commercial, financial and agricultural                           (1,050)            (2,385)
   Real estate-mortgage                                               (330)            (1,375)
   Installment loans to individuals                                 (2,835)            (7,709)
                                                        ------------------------------------------
Totals                                                              (4,215)           (11,469)

Recoveries:
   Commercial, financial and agricultural                               63                297
   Real estate-mortgage                                                102                 43
   Installment loans to individuals                                    592              1,283
                                                        ------------------------------------------
Totals                                                                 757              1,623
                                                        ------------------------------------------
Net charge-offs                                                     (3,458)            (9,846)
Provision for loan losses                                            4,643              8,481
Balance of acquired institution                                          -                785
                                                        ==========================================
Balance at end of period                                           $18,795            $17,610
                                                        ==========================================

As a Percent of Average Total Loans:

   Net charge-offs                                                    .39%               .58%
   Provision for loan losses                                          .53                .51
As a Percent of Non-performing Loans:

   Allowance for loan losses                                        97.73%            118.59%



Summary of Non-performing Assets

Non-accrual loans                                                     $10,169             $8,844
Accruing loans past due 90 days or more                                 8,344              5,126
Restructured loans                                                        718                879
                                                           ------------------------------------------
   Total non-performing loans                                          19,231             14,849
Other real estate owned                                                 1,452              2,626
                                                           ==========================================
   Total non-performing assets                                        $20,683            $17,475
                                                           ==========================================

LOANS HELD FOR SALE

         Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell or securitize and includes traditional fixed-rate and junior lien mortgage loans. Certain traditional fixed-rate mortgages are originated by the Company, with the intent to sell, servicing released, in the secondary market. This product line enables the Company to provide conventional, fixed-rate mortgage products to its customers, but minimize the interest-rate risk associated with fixed-rate loans. At June 30, 1999, conventional mortgage loans represented $33.09 million or 31.24% of the reported balance of loans held for sale.

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

         During the first six months of 1999, the Company originated $215.00 million and purchased $129.89 million of loans held for sale and sold $490.47 million during the same period. This compares to originations of $225.40 million, purchases of $408.05 million and sales of $580.81 million during the first six months of 1998.

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

         As of June 30, 1999 and 1998, the Company reported retained interests in its securitized loan pools of approximately $91.37 million and $24.61 million, respectively, including accrued interest. Because the retained interests are uncertificated, the Company has included the recorded value of its retained interests in Other Assets in the Consolidated Balance Sheets. Management monitors the actual default and prepayment rates of each securitized pool on a monthly basis, in addition to the outstanding pool balance, to ensure the rates used to estimate the retained interest are reasonable. Each of the securitized pools is serviced by the Company's mortgage loan servicing division.

LOAN SERVICING

         As of June 30, 1999, City Mortgage Services (a division of City National Bank) maintained a servicing portfolio of $1.93 billion. Loans serviced for others are not included in the Consolidated Balance Sheets of the Company. The Company has recorded mortgage loan servicing rights of $11.22 million in Other Assets at June 30, 1999, associated with the right to service mortgage loans for others. The recorded value of mortgage servicing rights is assessed quarterly to determine if the value of those rights has become impaired during the period. In doing so, management estimates the present value of future net cash flows to be derived from its servicing activities. Factors included in the impairment analysis include anticipated servicing income, costs associated with servicing the portfolio, discount rates, and loan prepayment and default rates. As of June 30, 1999, management has determined, based on this analysis, that the recorded value of its servicing rights is fairly stated and there is no impairment in that value.

OTHER ASSETS

         As of June 30, 1999, Other Assets (as reported in the Consolidated Balance Sheets) had increased approximately $56.18 million, from $153.15 million at December 31, 1998 to $209.33 million. Of this increase, $29.16 million is associated with the retained interest recorded resulting from the Company's second quarter securitization of junior lien mortgage loans. Also, in April 1999, City National purchased an additional $20.00 million of bank owned life insurance ("BOLI").

REORGANIZATION OF MORTGAGE-BANKING SEGMENT

         As disclosed in the 1998 Annual Report to Shareholders, the Company initiated an overall restructuring of the retail and wholesale loan origination divisions during the fourth quarter of 1998. The reorganization of this business segment has continued through the first six months of 1999, during which time the Company has consolidated its retail origination platforms into one operation and consolidated its wholesale and broker divisions. Additionally, the Company has diversified its product mix to include home equity and other mortgage-related products while reducing its reliance on high loan-to-value loans. Management has implemented significant workforce reductions within this segment and has curtailed the wholesale acquisition of junior lien mortgage loans. Management has also reduced the Company's level of nationwide direct mail solicitation of potential borrowers. Such reductions are expected to reduce compensation and advertising expenses beginning in the third quarter of 1999. Similarly, revenues recognized from origination fees charged to borrowers and gains from loan sales and securitizations are also expected to decline, beginning in the third quarter of 1999.

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

         During 1998, through the issuances of asset-backed and trust preferred securities, the Company successfully utilized the capital markets to diversify its available funding sources. Additionally, the Company has entered into agreements with three investment banking firms to issue over $100 million of the Company's certificates of deposit. The certificates of deposit can be issued in maturities of up to five years at rates equal to a comparable Treasury instrument at the time of issuance plus a market-based spread. The Company is not committed to issuing a pre-determined amount of its certificates of deposit under these agreements, the use of which is at the sole discretion of the Company. At June 30, 1999, $22.00 million of certificates of deposit had been sold under these agreements at an average interest rate of 5.36%. The average remaining term of the issued certificates of deposit was 1.25 years at June 30, 1999.

         An additional source of liquidity includes the parent company's $35.0 million revolving loan agreement. At June 30, 1999, $13.0 million was outstanding pursuant to the terms of the agreement. As necessary, the Parent Company has used funds available from this facility to provide additional capital to its subsidiaries, to finance merger and acquisition activity, and to fund internal growth and expansion.

         The Company's cash and cash equivalents, represented by cash, due from banks, and federal funds sold, are a product of its operating, investing and financing activities as set forth in the Consolidated Statements of Cash Flows included herein. Primarily the result of junior lien mortgage loan sales exceeding purchases and originations of those loans, operating activities provided $109.98 million of cash during the six months ended June 30, 1999. Conversely, during the six months ended June 30, 1998, junior lien mortgage loan purchases and originations exceeded sales of those loans by approximately $52.64 million, resulting in cash used in operating activities during the period of $70.94 million.

         In conjunction with the Company's sales of six branch locations during the second quarter of 1999, the Company transferred $52.09 million of cash to the entities that acquired the branches. As a result, net cash used in investing activities increased $51.10 million from $81.98 million in 1998 to $133.08 million for the six months ended June 30, 1999.

         With less cash used in operating and investing activities, the Company needed less cash through financing activities during the first six months of 1999. During the first six months of 1998, cash was provided by net increases in core deposits ($110.84 million), proceeds from long term debt ($33.62 million), and the issuance of trust preferred securities ($29.16 million). During the first six months of 1999, net deposits decreased $18.46 million and total borrowed funds increased $30.69 million.

CAPITAL RESOURCES

         During the first six months of 1999, the Company's consolidated stockholders' equity decreased approximately $3.69 million, from $220.06 million at December 31, 1998 to $216.37 million at June 30, 1999. During the first six months of 1999, the Company reported net income of $12.24 million, which was partially offset by the payment of dividends of approximately $6.73 million. Additionally, the Company reported a $9.34 million decline in Other Comprehensive Income during the first six months of 1999. Of this $9.34 million decline, approximately $4.63 million is attributable to the net decline in the estimated fair value of the Company's retained interests in its securitized loan pools. The remaining $4.71 million decline is due to declines in the estimated fair value of the available-for-sale securities portfolio.

         Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8 percent, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4 percent. At June 30, 1999, the Company's total capital to risk-adjusted assets ratio was 11.70%, its Tier I capital ratio was 10.38%, and its leverage ratio was 9.59%.

         Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as "well capitalized," the banking subsidiaries must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively. As of June 30, 1999, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 11.95%, 11.20%, and 9.58%, respectively.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings                                    None
Item 2.            Changes in Securities                                None
Item 3.            Defaults Upon Senior Securities                      None
Item 4.            Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on May 10, 1999 at which time shareholders were to consider three proposals, as follows:

                   1.   Election of seven Class One (I)  directors,  eight Class
                        Two  (II)   directors,   and  eight  Class  Three  (III)
                        directors to the Company's Board of Directors.

                   2. Reservation of an additional one million (1,000,000) shares of common stock for possible future issuance under the Company's 1993 Stock Incentive Plan.

                   3. Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors of the Company for 1999.

                   The vote tabulation for each matter was as follows:
                   1.       Election of Directors to the Board of Directors:

    Director                 Votes For               Votes Withheld            Abstentions
------------------ ------------------------------- ------------------- ----------------------------

Class I Nominees
*James E. Songer, Sr.             4,252,828                89,434                      -
*Mark H Schaul                    3,852,765                44,596                      -
*David W. Hambrick                3,852,465                45,121                      -
*Frank S. Harkins, Jr.            3,852,465                77,885                      -
*Dr. D. K. Cales                  3,852,465                44,596                      -
*Albert M. Tieche, Jr.            3,852,465                67,677                      -
*Phillip W. Cain                  3,802,853                42,157                      -
Robert M. Davidson                        -                     -                      -

Class II Nominees
**Leon K. Oxley                  15,750,412                42,977                      -
**William C. Dolin               15,752,465                45,121                      -
**Carlin K. Harmon               15,747,968                42,157                      -
**Steven J. Day                  15,897,526                43,075                      -
**Tracy W. Hylton, II            15,673,914                81,775                      -
**Thomas L. McGinnis             15,796,917                42,157                      -
**C. Dallas Kayser               15,752,465                44,556                      -
**E. M. Payne, III               15,702,853                65,447                      -
Nancy McGinnis Beckett           10,432,355                     -                      -

Class III Nominees
***Samuel M. Bowling             15,752,465                42,344                      -
***David E. Haden                15,752,465                42,977                      -
***R. T. Rogers                  15,752,465                44,934                      -
***Jay C. Goldman                15,796,917                45,127                      -
***Robert D. Fisher              15,752,465                46,583                      -
***Philip L McLaughlin           15,752,465                42,157                      -
***Hugh R. Clonch                15,752,465                46,182                      -
***B. C. McGinnis, III           15,796,917                42,157                      -
W. Michael Frazier               10,333,786                     -                      -

* Elected to the Board for a term of one year.
**Elected to the Board for a term of two years.
***Elected to the Board for a term of three years.

2.                  Reservation  of an additional  one million  shares of common stock for possible  future issuance under the Company's 1993
                    Stock Incentive Plan:
                                  Votes For      Votes Against      Abstentions       Non Vote
                               ---------------- ----------------- ---------------- ----------------

                                  9,945,871         646,365           183,716         2,330,082

3.                  Ratification of the Board of Directors' appointment of Ernst
                    & Young LLP as independent auditors of the Company for 1999:

                                  Votes For      Votes Against      Abstentions       Non Vote
                               ---------------- ----------------- ---------------- ----------------

                                 12,559,528          26,808           57,132           462,566

Item 5.            Other Information                                       None
Item 6             Exhibits and Reports on Form 8-K:
                     Exhibit  3(i) -  Amended  and  Restated  Bylaws  of City
                        Holding Company
                     Exhibit 11 - Computation of Earnings per Share Exhibit 27 -
                        Financial Data Schedule for the six months ended June 30, 1999
                     Exhibit 27(a) - Restated  Financial  Data  Schedule for the
                        six months ended June 30, 1998
                     No reports  on Form 8-K were filed  during the  three-month period ended June 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CITY HOLDING COMPANY

Date: August 16, 1999

                                       By:      /s/ Michael D. Dean

                                            ----------------------------------
                                            Michael D. Dean
                                            Senior Vice President - Finance,
                                            Principal Accounting Officer and
                                            Duly Authorized Officer