Form 10-Q
period 1999-09-30
CITY HOLDING CO
filed 1999-11-15
CIK 726854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to____________.

Commission File number 0-1173

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

        West Virginia                                    55-0619957
        -------------                                    ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

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

   Common stock, $2.50 Par Value - 16,863,948 shares as of November 12, 1999.

FORWARD-LOOKING STATEMENTS
         This Form 10-Q may include forward-looking financial information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information is identified by phrases such as the Company expects or anticipates and words of similar effect. The Company's actual results achieved may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: the joint venture transactions discussed in Note K are subject to a number of conditions and may not be completed; revenues following the joint venture transactions discussed in Note K, the recognized gain and the principal amount of the notes resulting from the transactions may be lower than expected or operating costs or customer loss and business disruption following the transaction may be greater than expected; changes in interest rates and economic and other market conditions generally and in the Company's principal markets; integration of operations issues resulting from mergers and acquisitions; competition for origination and servicing of mortgage loans, and changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policy. The forward-looking financial information is provided to assist investors and Company stockholders in understanding anticipated future financial operations of the Company and are included pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, the Company disclaims any intent or obligation to update this forward-looking financial information.

                                      Index
                      City Holding Company and Subsidiaries

Part I.  Financial Information
         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheets - September 30, 1999 and
                        December 31, 1998
                  Consolidated  Statements of Income - Nine months ended
                        September 30, 1999 and 1998 and Three months ended September 30, 1999 and 1998
                  Consolidated  Statements of Changes in Stockholders'  Equity -
                        Nine months  ended  September  30, 1999 and 1998
                  Consolidated Statements of Cash Flows - Nine months ended
                        September  30, 1999 and 1998
                  Notes to Consolidated Financial Statements -
                        September 30, 1999
         Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K
Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                             September 30          December 31
                                                                                 1999                  1998
                                                                       ------------------------------------------

                                                                              (Unaudited)
ASSETS
Cash and due from banks                                                        $  100,105          $    87,866
Federal funds sold                                                                  1,617               31,911
                                                                       ------------------------------------------
     Cash and cash equivalents                                                    101,722              119,777
Securities available for sale, at fair value                                      389,700              356,659
Securities held-to-maturity (approximate fair value at December 31,
   1998 - $40,539)                                                                      -               39,063
Loans:
     Gross loans                                                                1,821,401            1,715,929
     Allowance for loan losses                                                    (20,652)             (17,610)
                                                                       ------------------------------------------
     NET LOANS                                                                  1,800,749            1,698,319
Loans held for sale                                                               113,442              246,287
Premises and equipment                                                             69,497               71,094
Accrued interest receivable                                                        24,438               21,660
Other assets                                                                      224,939              153,145
                                                                       ------------------------------------------
     TOTAL ASSETS                                                              $2,724,487           $2,706,004
                                                                       ==========================================

LIABILITIES
Deposits:
   Noninterest-bearing                                                        $   253,439         $    303,421
   Interest-bearing                                                             1,719,155            1,760,994
                                                                       ------------------------------------------
     TOTAL DEPOSITS                                                             1,972,594            2,064,415
Short-term borrowings                                                             288,763              183,418
Long-term debt                                                                    106,634              102,719
Corporation-obligated  mandatorily  redeemable  capital securities of subsidiary trusts holding solely subordinated debentures of City
   Holding Company                                                                 87,500               87,500
Other liabilities                                                                  53,141               47,893
                                                                       ------------------------------------------
      TOTAL LIABILITIES                                                         2,508,632            2,485,945

STOCKHOLDERS' EQUITY
Preferred stock, par value $25 per share: authorized - 500,000 shares:
   none issued
Common  stock,  par  value  $2.50  per  share:   50,000,000  shares
   authorized; 16,879,815 and 16,820,276 shares issued and outstanding at September 30, 1999 and December 31, 1998, including 15,867 and
   10,000 shares, respectively, in treasury                                        42,199               42,051
Capital surplus                                                                    59,291               58,365
Retained earnings                                                                 124,668              120,209
Cost of common stock in treasury                                                     (491)                (274)
Accumulated other comprehensive loss                                               (9,812)                (292)
                                                                       ------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                  215,855              220,059
                                                                       ------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $2,724,487           $2,706,004
                                                                       ==========================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                                Nine Months Ended September 30
                                                                                   1999               1998
                                                                            ---------------------------------------


INTEREST INCOME
   Interest and fees on loans                                                    $126,121             $126,401
   Interest on investment securities:
    Taxable                                                                        12,835               13,018
    Tax-exempt                                                                      3,785                3,638
   Other interest income                                                            3,795                2,367
                                                                            ---------------------------------------
     TOTAL INTEREST INCOME                                                        146,536              145,424

INTEREST EXPENSE
  Interest on deposits                                                             54,142               55,198
  Interest on short-term borrowings                                                 7,278                7,252
  Interest on long-term debt                                                        4,470                3,680
  Interest on trust preferred securities                                            6,010                1,383
                                                                            ---------------------------------------
     TOTAL INTEREST EXPENSE                                                        71,900               67,513
                                                                            ---------------------------------------
      NET INTEREST INCOME                                                          74,636               77,911
Provision for loan losses                                                           7,327                4,416
                                                                            ---------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             67,309               73,495

OTHER INCOME
  Investment securities gains                                                          52                    5
  Service charges                                                                   7,301                7,082
  Mortgage loan servicing fees                                                     17,013               12,255
  Net origination fees on junior-lien mortgages                                     4,493               11,486
  Gain on sale of loans                                                             5,805               12,811
  Other income                                                                     20,934               11,265
                                                                            ---------------------------------------
   TOTAL OTHER INCOME                                                              55,598               54,904

OTHER EXPENSES
  Salaries and employee benefits                                                   42,793               39,358
  Occupancy, excluding depreciation                                                 8,428                6,338
  Depreciation                                                                      8,578                7,301
  Advertising                                                                      10,939               16,353
  Other expenses                                                                   29,150               28,424
                                                                            ---------------------------------------
   TOTAL OTHER EXPENSES                                                            99,888               97,774
                                                                            ---------------------------------------
   INCOME BEFORE INCOME TAXES                                                      23,019               30,625
INCOME TAXES                                                                        8,462               10,314
                                                                            ---------------------------------------
   NET INCOME                                                                     $14,557              $20,311
                                                                            =======================================

Basic earnings per common share                                                   $  0.86              $  1.21
                                                                            =======================================
Diluted earnings per common share                                                 $  0.86              $  1.20
                                                                            =======================================
Average common shares outstanding:
   Basic                                                                           16,833               16,791
                                                                            =======================================
   Diluted                                                                         16,833               16,912
                                                                            =======================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                               Three Months Ended September 30
                                                                                   1999               1998
                                                                            ---------------------------------------


INTEREST INCOME
   Interest and fees on loans                                                     $41,317              $43,483
   Interest on investment securities:
    Taxable                                                                         4,305                4,081
    Tax-exempt                                                                      1,234                1,229
   Other interest income                                                            1,012                  877
                                                                            ---------------------------------------
     TOTAL INTEREST INCOME                                                         47,868               49,670

INTEREST EXPENSE
  Interest on deposits                                                             17,772               18,939
  Interest on short-term borrowings                                                 2,729                2,691
  Interest on long-term debt                                                        1,471                  965
  Interest on trust preferred securities                                            2,014                  689
                                                                            ---------------------------------------
     TOTAL INTEREST EXPENSE                                                        23,986               23,284
                                                                            ---------------------------------------
      NET INTEREST INCOME                                                          23,882               26,386
Provision for loan losses                                                           2,684                1,949
                                                                            ---------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             21,198               24,437

OTHER INCOME
  Investment securities gains                                                           4                   11
  Service charges                                                                   2,794                2,541
  Mortgage loan servicing fees                                                      5,711                4,246
  Net origination fees on junior-lien mortgages                                       462                5,269
  Gain on sale of loans                                                               216                5,478
  Other income                                                                      4,281                3,635
                                                                            ---------------------------------------
   TOTAL OTHER INCOME                                                              13,468               21,180

OTHER EXPENSES
  Salaries and employee benefits                                                   13,802               13,486
  Occupancy, excluding depreciation                                                 1,777                2,401
  Depreciation                                                                      2,959                2,716
  Advertising                                                                       1,586                7,072
  Other expenses                                                                   11,010               10,543
                                                                            ---------------------------------------
   TOTAL OTHER EXPENSES                                                            31,134               36,218
                                                                            ---------------------------------------
   INCOME BEFORE INCOME TAXES                                                       3,532                9,399
INCOME TAXES                                                                        1,214                2,824
                                                                            ---------------------------------------
   NET INCOME                                                                      $2,318               $6,575
                                                                            =======================================

Basic earnings per common share                                                    $ 0.14               $ 0.39
                                                                            =======================================
Diluted earnings per common share                                                  $ 0.14               $ 0.39
                                                                            =======================================
Average common shares outstanding:
   Basic                                                                           16,857               16,850
                                                                            =======================================
   Diluted                                                                         16,857               16,995
                                                                            =======================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) CITY HOLDING COMPANY AND SUBSIDIARIES
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(in thousands)

                                                                                       Accumulated
                                                                                         Other           Total
                                        Common     Capital    Retained    Treasury    Comprehensive   Stockholders'
                                         Stock     Surplus    Earnings     Stock          Loss           Equity
                                       ---------- ---------- ----------- ----------- --------------- ---------------

Balances at December 31, 1998            $42,051   $58,365    $120,209      $(274)          $(292)      $220,059
Comprehensive income:
   Net income                                                   14,557                                    14,557
   Other comprehensive income:
     Unrealized loss on securities
       of $9,553, net of
       reclassification adjustment
       for gains included in net                                                           (9,520)        (9,520)
       income of $33
                                                                                                     ---------------
   Total comprehensive income                                                                              5,037
Cash dividends declared ($.60/share)                           (10,098)                                  (10,098)
Purchase of 11,999 shares of
   treasury stock                                                            (398)                          (398)
Exercise of 24,240 stock options              82       311                     49                            442
Issuance of contingently-issuable
   shares of common stock                     66       615                    132                            813
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at September 30, 1999           $42,199   $59,291    $124,668      $(491)        $(9,812)      $215,855
                                       ========== ========== =========== =========== =============== ===============




                                                                                       Accumulated
                                                                                         Other           Total
                                        Common     Capital    Retained    Treasury    Comprehensive   Stockholders'
                                         Stock     Surplus    Earnings     Stock         Income          Equity
                                       ---------- ---------- ----------- ----------- --------------- ---------------

Balances at December 31, 1997            $41,926   $52,004    $127,142    $(3,248)         $2,453       $220,277
Comprehensive income:
   Net income                                                   20,311                                    20,311
   Other comprehensive income:
     Unrealized loss on securities
       of $310, net of
       reclassification adjustment
       for gains included in net                                                             (307)          (307)
       income of $3
                                                                                                     ---------------
   Total comprehensive income                                                                             20,004
Cash dividends declared
   City ($.57 a share)                                          (3,776)                                   (3,776)
   Horizon                                                      (5,211)                                   (5,211)
Exercise of stock options                      7       (59)                   156                            104
Purchase of shares of treasury stock
   by City                                                                 (3,552)                        (3,552)
Purchase of shares of treasury stock
   by Horizon                                                              (2,114)                        (2,114)
Common stock issued in acquisitions          807    14,965                                                15,772
                                       ---------- ---------- ----------- ----------- --------------- ---------------
Balances at September 30, 1998           $42,740   $66,910    $138,466    $(8,758)         $2,146       $241,504
                                       ========== ========== =========== =========== =============== ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                               Nine Months Ended September 30
                                                                                   1999               1998
                                                                            ---------------------------------------


OPERATING ACTIVITIES
Net income                                                                     $     14,557        $     20,311
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Net amortization                                                                4,607               3,199
      Provision for depreciation                                                      8,578               7,301
      Provision for loan losses                                                       7,327               4,416
      Loans originated for sale                                                    (291,284)           (429,316)
      Purchases of loans held for sale                                             (167,762)           (621,527)
      Proceeds from loans sold                                                      597,696             931,101
      Realized gains on loans sold                                                   (5,805)            (12,811)
      Realized investment securities gains                                              (52)                 (5)
      Increase in accrued interest receivable                                        (2,677)             (6,687)
      Increase in other assets                                                      (66,683)            (44,717)
      Increase in other liabilities                                                   5,309               3,757
                                                                            ---------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 103,811            (144,978)

INVESTING ACTIVITIES
  Proceeds from maturities and calls of securities held to maturity                      27               2,070
  Proceeds from sales of securities available for sale                               17,330              23,693
  Proceeds from maturities and calls of securities available for sale                64,650             110,125
  Purchases of securities available for sale                                        (81,780)           (130,593)
  Net increase in loans                                                            (104,402)            (96,182)
  Net cash paid in branch sales                                                     (52,094)                  -
  Realized gain on branch sales                                                      (8,681)                  -
  Net cash acquired in acquisitions                                                   7,409               2,584
  Purchases of premises and equipment                                                (7,497)            (21,187)
                                                                            ---------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (165,038)           (109,490)

FINANCING ACTIVITIES
  Net (decrease) increase in noninterest-bearing deposits                           (20,517)             25,862
  Net (decrease) increase in interest-bearing deposits                              (20,383)            128,239
  Net increase in short-term borrowings                                             105,345              19,177
  Proceeds from long-term debt                                                        8,000              57,532
  Repayment of long-term debt                                                       (19,219)            (30,700)
  Net proceeds from issuance of trust preferred securities                                -              29,158
  Purchases of treasury stock                                                          (398)             (5,666)
  Exercise of stock options                                                             442                 104
  Cash dividends paid                                                               (10,098)             (8,987)
                                                                            ---------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            43,172             214,719
                                                                            ---------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (18,055)            (39,749)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    119,777             132,532
                                                                            ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   101,722         $    92,783
                                                                            =======================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). On December 31, 1998, the Company's merger of Horizon Bancorp, Inc. became effective. The transaction was accounted for under the pooling-of-interests method of accounting. As such, the Company's historical financial information has been restated to include the operations of Horizon for all periods presented. All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 1999. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the City Holding Company Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - ACQUISITIONS

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

         On September 20, 1999, the Company announced the signing of a definitive acquisition agreement to acquire Summit State Bank ("Summit").
Summit, a state-chartered bank headquartered in Rohnert Park, California, operates three full service locations in a high-growth California market north of San Francisco. The merger entails a fixed exchange of 0.55 shares of City Holding common stock for each share of Summit's common stock, including shares under option. The transaction, subject to the approval of Summit shareholders and regulatory authorities, is expected to close during the first quarter of 2000 and will be accounted for as a pooling of interests. As of September 30, 1999, Summit reported total assets and total deposits of $188.67 million and $149.83 million, respectively.

NOTE C - INVESTMENT SECURITIES

         Included in Securities Available for Sale in the Consolidated Balance Sheets is a $10.00 million convertible preferred stock investment in Altiva Financial Corporation ("Altiva"). As the market value of the underlying common stock of Altiva has declined over the past fifteen months, the Company has adjusted the carrying value of its investment in Altiva through the Accumulated Other Comprehensive Income/Loss section within Stockholders' Equity. As of September 30, 1999, the Company has written down the value of its investment in Altiva to $3.00 million in this manner. In doing so, management has considered the decline in the estimated market value of Altiva to be temporary in nature. Should Altiva not achieve its remaining 1999 business goals set forth in its stated strategic plan, this investment has the potential to become a permanent loss in value for the Company.

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

NOTE D - LOAN SECURITIZATIONS

         In May 1999, the Company completed a securitization of approximately $261.51 million of junior lien mortgage loans. To date, this represents the only securitization transacted by the Company during 1999, and brings the total number of securitizations in which the Company maintains a retained interest to six. As of September 30, 1999, the Company reported retained interests, included in Other Assets in the Consolidated Balance Sheets, in the securitized loan pools of approximately $92.25 million, including accrued interest. At December 31, 1998, the Company reported total retained interests approximating $65.62 million, including accrued interest.

         As a result of re-forecasting anticipated cash flows to be derived from the Company's retained interests, the estimated fair value of the total retained interests has been reduced by approximately $4.63 million during the nine months ended September 30, 1999. Such fair value decline, deemed to be temporary, has been recorded through the Other Comprehensive Income section within Stockholders' Equity. Adjustments to the estimated fair value of the retained interests are the result of both actual performance of the underlying collateral pools and revised expected timing of the receipt of cash flows by the Company. Although a fair value reduction has been recorded, re-forecasted cash flows as of September 30, 1999 indicate total expected undiscounted cash flows to be received by the Company are 1.89 times the total retained interest values, before fair value adjustments, recorded in the Company's consolidated balance sheet. Significant assumptions used to estimate the value of the retained interests include: prepayment rates of 18-21% CPR, default rates approximating 10.79% cumulative losses, and a weighted average discount rate of 12.87%.

NOTE E - BRANCH SALES

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

NOTE F - TRUST PREFERRED SECURITIES

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

 NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At September 30, 1999, commitments outstanding to extend credit totaled approximately $283.99 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $11.10 million as of September 30, 1999. Substantially all standby letters of credit have historically expired unfunded.

         Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE I - LONG TERM DEBT

         At September 30, 1999, long-term debt included an obligation of the Parent Company consisting of a $35 million revolving credit loan facility with an unrelated party. At September 30, 1999, $28.13 million was outstanding. The loan has a variable rate (6.275% at September 30, 1999) with interest payments due quarterly and principal due at maturity on October 30, 1999. On October 19, 1999, the Parent Company completed the restructuring of its long-term debt by entering into a $16.00 million term loan agreement (the "Loan") and a $24.00 million revolving credit facility (the "Line of Credit"). As a result, the Parent Company transferred $16.00 million from the previously existing line of credit to the fully-amortizing Loan and transferred the remaining $12.13 million to the new Line of Credit. The Loan is to be repaid over a ten-year term, with interest payable quarterly and annual principal reductions. The Line of Credit, renewable annually, is to be repaid with interest quarterly and principal due at maturity. Both the Loan and the Line of Credit maintain a variable rate of interest.

         Both the Loan and the Line of Credit agreements contain certain restrictive provisions applicable to the Parent Company including limitations on additional long-term debt and requiring the maintenance of certain pre-defined ratios relative to Return on Average Assets, Equity to Assets, Loan Loss Reserve and Non-performing Assets to Loans. The Parent Company has pledged the common stock of its lead bank, City National Bank of West Virginia ("City National"), as collateral for both credit facilities.

         The Company, through its banking subsidiaries, maintains long-term financing from the FHLB as follows:



         Amount Available      Amount Outstanding        Interest Rate          Maturity Date
      ---------------------------------------------------------------------------------------------

                         (in thousands)
            $2,000              $   2,000                 6.58%                  June 2000
            10,000                 10,000                 5.60                   July 2002
            25,000                 25,000                 5.47                   September 2002
             1,500                  1,500                 6.94                   June 2005
            25,000                 25,000                 4.89                   January 2008
             5,000                  5,000                 5.48                   February 2008
            10,000                 10,000                 4.86                   October 2008


         In addition to the financing discussed above, the community-banking subsidiaries of the Company have unused lines of credit available with the FHLB approximating $338.62 million.

NOTE J - SEGMENT INFORMATION

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


                                                                  Other
                                      Community     Mortgage    Financial    General
          (in thousands)              Banking       Banking     Services   Corporate  Eliminations  Consolidated
                                   ------------------------------------------------------------------------------


For the nine months ended September 30, 1999

Net interest income (expense)      $   78,056   $   (2,286)   $     (98)   $ (1,036)  $       -   $   74,636
Provision for loan losses               7,327            -            -           -           -        7,327
                                   ------------------------------------------------------------------------------
Net interest income after
   provision for loan losses           70,729       (2,286)         (98)     (1,036)          -       67,309
Other income                           24,117       26,396        9,316          63      (4,294)      55,598
Other expenses                         59,797       27,779       11,456       5,150      (4,294)      99,888
                                   ------------------------------------------------------------------------------
Income before income taxes             35,049       (3,669)      (2,238)     (6,123)          -       23,019
Income tax expense (benefit)           12,922       (1,350)        (737)     (2,373)          -        8,462
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $   22,127  $    (2,319)   $  (1,501)   $ (3,750)  $       -   $   14,557
                                   ==============================================================================
Average assets                     $2,600,565     $214,326    $  12,989    $ 11,924   $(122,029)  $2,717,775
                                   ==============================================================================

For the nine months ended September 30, 1998

Net interest income (expense)      $   74,620  $     4,753    $      48    $ (1,510)  $       -   $   77,911
Provision for loan losses               4,416            -            -           -           -        4,416
                                   ------------------------------------------------------------------------------
Net interest income after
   provision for loan losses           70,204        4,753           48      (1,510)          -       73,495
Other income                           13,649       37,259        7,018         168      (3,190)      54,904
Other expenses                         53,810       32,745        7,243       7,166      (3,190)      97,774
                                   ------------------------------------------------------------------------------
Income before income taxes             30,043        9,267         (177)     (8,508)          -       30,625
Income tax expense (benefit)            9,538        3,393          (10)     (2,607)          -       10,314
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $   20,505  $     5,874    $    (167)   $ (5,901)  $       -   $   20,311
                                   ==============================================================================
Average assets                     $2,200,968  $   270,213    $  13,227    $ 14,340   $       -   $2,498,848
                                   ==============================================================================


                                                                 Other
                                     Community     Mortgage    Financial    General
          (in thousands)              Banking       Banking     Services   Corporate  Eliminations Consolidated
                                   ------------------------------------------------------------------------------

For the three months ended September 30, 1999

Net interest income (expense)      $   26,007  $    (1,799)  $      102   $    (428)  $       -   $   23,882
Provision for loan losses               2,684            -            -           -           -        2,684
                                   ------------------------------------------------------------------------------
Net interest income after
   provision for loan losses           23,323       (1,799)         102        (428)          -       21,198
Other income                            5,535        6,105        2,374          61        (607)      13,468
Other expenses                         19,281        7,529        3,191       1,740        (607)      31,134
                                   ------------------------------------------------------------------------------
Income before income taxes              9,577       (3,223)        (715)     (2,107)          -        3,532
Income tax expense (benefit)            3,472       (1,209)        (244)       (805)          -        1,214
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $    6,105  $    (2,014)  $     (471)  $  (1,302)  $       -   $    2,318
                                   ==============================================================================
Average assets                     $2,715,081  $   193,391   $   13,437     $12,317   $(188,218)  $2,746,008
                                   ==============================================================================

For the three months ended September 30, 1998

Net interest income (expense)      $   28,281  $    (2,151)  $       10   $     246   $       -   $   26,386
Provision for loan losses               1,949            -            -           -           -        1,949
                                   ------------------------------------------------------------------------------
Net interest income after
   provision for loan losses           26,332       (2,151)          10         246           -       24,437
Other income                            3,380       16,273        2,770         336      (1,579)      21,180
Other expenses                         18,460       12,437        2,968       3,932      (1,579)      36,218
                                   ------------------------------------------------------------------------------
Income before income taxes             11,252        1,685         (188)     (3,350)          -        9,399
Income tax expense (benefit)            3,075          449          (61)       (639)          -        2,824
                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                  $    8,177  $     1,236   $     (127)  $  (2,711)  $       -   $    6,575
                                   ==============================================================================
Average assets                     $2,318,882  $   284,859      $13,953   $  15,006   $       -   $2,632,700
                                   ==============================================================================


NOTE K -SUBSEQUENT EVENT

         On November 12, 1999, the Company announced that City National had signed a definitive agreement to form a residential mortgage loan servicing joint venture with an affiliate of Pacific Financial Group, Inc. ("Pacific"), a wholly-owned subsidiary of Pacific USA Holdings Corp. Pursuant to the definitive agreement, City National will contribute approximately $1.85 billion in mortgage loans serviced for others and will own a 20% equity interest in the newly formed corporation. Additionally, City National will hold two promissory notes granted by the new corporation which are expected to have a total principal amount of approximately $28 million. Both promissory notes are expected to be insured, and will be secured by certain assets of the new corporation, and guaranteed to a limited extent by an affiliate of Pacific. This transaction, expected to be consummated within sixty days, is subject to the approval of applicable regulatory authorities and the satisfaction of certain other conditions.

         As part of its strategy to further lessen its involvement in the specialty finance industry, particularly high loan-to-value products, City National has also signed a non-binding letter of intent to form a residential mortgage loan origination joint venture with Pacific. If consummated, City National would contribute its retail and broker loan origination divisions to a newly formed entity. This anticipated transaction is separate and distinct from the aforementioned loan servicing joint venture and its specific terms are being negotiated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

Nine Months Ended September 30, 1999 vs. 1998

         Consolidated net income for the nine months ended September 30, 1999 was $14.56 million or $0.86 per diluted common share, compared to $20.31 million or $1.20 per diluted common share for the nine months ended September 30, 1998. Return on average assets ("ROA") was 0.71% and return on average equity ("ROE") was 8.81% for the nine months ended September 30, 1999. ROA and ROE were 1.08% and 11.51%, respectively, for the same period in 1998.

         The decline in net income, ROA, and ROE for the nine months ended September 30, 1999, as compared to the same period in 1998, is due to operating results within both the community-banking and mortgage-banking segments. Within the community-banking segment, a declining interest margin coupled with a $2.91 million increase in the provision for loan losses has resulted in lower core earnings during the nine months ended September 30, 1999. Within the mortgage-banking segment, which is also experiencing a declining interest margin, a $4.76 million increase in mortgage loan servicing fees during the period was offset by a $14.00 million decline in combined net origination fees and gains realized from the sale of loans. Other income increased $9.67 million during the nine months ended September 30, 1999, primarily due to $8.68 million in gains realized by the Company associated with its sales of six branch locations as part of the Company's continued reorganization following its acquisition of Horizon Bancorp.

Three Months Ended September 30, 1999 vs. 1998

         Consolidated net income for the three months ended September 30, 1999 was $2.32 million or $0.14 per diluted common share, compared to $6.58 million or $0.39 per diluted common share for the three months ended September 30, 1998. ROA was 0.34% and ROE was 4.27% for the three months ended September 30, 1999. ROA and ROE were 1.00% and 10.95%, respectively, for the same period in 1998.

         In comparing the three months ended September 30, 1999 to the same period in 1998, declines in net interest margins during 1999 in both the community-banking and mortgage-banking segments resulted in a $2.50 million decline in net interest income from 1998 to 1999. Additionally, within the community-banking segment, the provision for loan losses increased approximately $735,000 from $1.95 million during the three months ended September 30, 1998 to $2.68 million during the same period in 1999. Consistent with the Company's significantly reduced involvement in the junior lien mortgage loan product, income derived from origination fees and gains realized on the sale of loans declined dramatically in the third quarter of 1999 as compared to the same period of 1998. Income generated from these activities decreased from $10.75 million during the three months ended September 30, 1998 to $678,000 for the same period in 1999. Directly associated with this restructuring, advertising expense also declined significantly, quarter-to-quarter, from $7.07 million during the three months ended September 30, 1998 to $1.59 million during the same period in 1999. Excluding the decline in advertising expense, non-interest expenses remained relatively unchanged on a quarter-to-quarter comparison.

NET INTEREST INCOME

Nine Months Ended September 30, 1999 vs. 1998

         On a tax equivalent basis, net interest income declined approximately $3.20 million or 4.00% from $79.87 million to $76.67 million during the nine-month periods ended September 30, 1998 and 1999, respectively. Factors within both the community banking and mortgage banking segments have significantly contributed to the overall decline in net interest margin. With the community banking operations, although the average cost of total deposits (interest and non-interest bearing) has declined 31 basis points, the yield earned on the core loan portfolio has declined 42 basis points, comparing the nine months ended September 30, 1999 and 1998. Within the mortgage banking segment, the yield earned on loans held for sale declined 67 basis points from 9.87% for the nine months ended September 30, 1998 to 9.20% for the same period in 1999. This decline, in part, is due to the amortization of $1.50 million of premium, recorded during the second quarter of 1999, associated with the wholesale acquisition of high loan-to-value loans. With the Company's reduced involvement in this business line, any future premium amortization is expected to be minimal. Also within the mortgage banking operations, the yield earned on the Company's retained interests in securitized loan pools has declined from 10.02% for the nine months ended September 30, 1998 to 6.05% for the same period in 1999. This decline is due primarily to the actual performance of the underlying collateral pools and revised expected timing of the receipt of cash flows by the Company.

Three Months Ended September 30, 1999 vs. 1998

         For the three months ended September 30, 1999, the Company reported $24.55 million net interest income (tax equivalent basis) compared to $27.05 million for the same period in 1998. This decline, $2.50 million on a quarter-to-quarter basis, was the result of factors within both the community banking and mortgage banking segments. Within the community banking operations, the yield earned on the core loan portfolio decreased 51 basis points while the cost of total deposits (interest and non-interest bearing) declined only 24 basis points, from 3.67% to 3.43% for the three months ended September 30, 1998 and 1999, respectively. Additionally, the total cost of borrowed funds increased 83 basis points from 4.59% for the three months ended September 30, 1998 to 5.42% for the same period in 1999.

         Within the mortgage banking segment, although the yield earned on loans held for sale rose to 11.20% for the three months ended September 30, 1999, the yield earned on the Company's retained interests in securitized loan pools fell to 3.96% during the period. The increase in the loans held for sale yield is primarily due to significantly reduced premium amortization associated with purchased loans. The reduced yield earned on retained interests is due to declines in the performance of the underlying collateral loans and revised expected timing of the receipt of cash flows by the Company.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)

                                                   Nine months ended September 30,
                                                 1999                             1998
                                        Average               Yield/    Average              Yield/
                                        Balance    Interest    Rate     Balance    Interest   Rate
                                     ----------------------------------------------------------------
INTEREST-EARNING ASSETS
Loan portfolio (1)                   $1,767,447    $112,288    8.47% $1,627,841    $108,498    8.89%
Loans held for sale                     200,498      13,833    9.20     241,895      17,903    9.87
Securities:
   Taxable                              284,846      12,835    6.01     282,877      13,018    6.14
   Tax-exempt (2)                       104,450       5,823    7.43      96,699       5,597    7.72
                                     ----------------------------------------------------------------
     Total securities                   389,296      18,658    6.39     379,576      18,615    6.54
Retained interest in securitized         78,999       3,583    6.05      15,637       1,175   10.02
loans
Federal funds sold                        5,956         212    4.75      29,342       1,192    5.42
                                     ----------------------------------------------------------------
     Total earning assets             2,442,196    $148,574    8.11%  2,294,291    $147,383    8.57%
Cash and due from banks                  90,207                          67,647
Bank premises and equipment              70,139                          63,435
Other assets                            133,928                          92,307
Less: allowance for possible
   loan losses                          (18,695)                        (18,832)
                                     ----------------------------------------------------------------
     Total assets                    $2,717,775                      $2,498,848
                                     ================================================================

INTEREST-BEARING LIABILITIES
Demand deposits                      $  383,645     $ 8,572    2.98% $  320,084     $ 7,394    3.08%
Savings deposits                        327,120       8,020    3.27     391,634      11,137    3.79
Time deposits                         1,038,359      37,550    4.82     937,644      36,667    5.21
Short-term borrowings                   205,060       7,278    4.73     192,969       7,252    5.01
Long-term debt                          106,238       4,470    5.61      89,881       3,680    5.46
Trust preferred securities               87,500       6,010    9.16      20,220       1,383    9.12
                                     ----------------------------------------------------------------
     Total interest-bearing           2,147,922      71,900    4.46   1,952,432      67,513    4.61
     liabilities
Demand deposits                         294,968                         266,945
Other liabilities                        54,659                          44,307
Stockholders' equity                    220,226                         235,164
                                     ----------------------------------------------------------------
     Total liabilities and
     stockholders' equity            $2,717,775                      $2,498,848
                                     ================================================================
    Net interest income                             $76,674                         $79,870
                                     ================================================================
    Net yield on earning assets                                4.19%                           4.64%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                         Nine months ended September 30,
                                                                  1999 vs. 1998
                                                               Increase (Decrease)
                                                                Due to Change In:
                                                        Volume         Rate          Net
                                                     -----------------------------------------

INTEREST INCOME FROM
Loan portfolio                                         $11,214     $ (7,424)      $ 3,790
Loans held for sale                                     (2,915)      (1,155)       (4,070)
Securities:
   Taxable                                                 135         (318)         (183)
   Tax-exempt (1)                                          531         (305)          226
                                                     -----------------------------------------
     Total securities                                      666         (623)           43
Retained interest in securitized loans                   3,325         (917)        2,408
Federal funds sold                                        (848)        (132)         (980)
                                                     -----------------------------------------
     Total interest-earning assets                     $11,442     $(10,251)      $ 1,191
                                                     =========================================

INTEREST EXPENSE ON
Demand deposits                                        $ 1,566     $   (388)      $ 1,178
Savings deposits                                        (1,697)      (1,420)       (3,117)
Time deposits                                            4,846       (3,963)          883
Short-term borrowings                                      583         (557)           26
Long-term debt                                             686          104           790
Trust preferred securities                               4,621            6         4,627
                                                     -----------------------------------------
     Total interest-bearing liabilities                $10,605     $ (6,218)      $ 4,387
                                                     =========================================
     NET INTEREST INCOME                               $   837     $ (4,033)      $(3,196)
                                                     =========================================


(1) Fully federal taxable equivalent using a tax rate of 35% in 1999 and 1998.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
(in thousands)


                                                   Three months ended September 30,
                                                 1999                           1998
                                        Average               Yield/    Average              Yield/
                                        Balance    Interest    Rate     Balance    Interest   Rate
                                     ----------------------------------------------------------------

INTEREST-EARNING ASSETS
Loan portfolio (1)                   $1,841,436     $38,225    8.30% $1,691,925     $37,278    8.81%
Loans held for sale                     110,385       3,092   11.20     290,911       6,205    8.53
Securities:
   Taxable                              282,046       4,305    6.11     290,599       4,081    5.62
   Tax-exempt (2)                       103,424       1,898    7.34      95,405       1,891    7.93
                                     ----------------------------------------------------------------
     Total securities                   385,470       6,203    6.44     386,004       5,972    6.19
Retained interest in securitized         91,956         910    3.96      26,157         616    9.42
loans
Federal funds sold                        7,977         102    5.11      26,382         261    3.96
                                     ----------------------------------------------------------------
     Total earning assets             2,437,224     $48,532    7.97%  2,421,379     $50,332    8.31%
Cash and due from banks                 101,033                          66,421
Bank premises and equipment              70,691                          68,093
Other assets                            156,989                          95,831
Less: allowance for possible
   loan losses                          (19,929)                        (19,024)
                                     ----------------------------------------------------------------
     Total assets                    $2,746,008                      $2,632,700
                                     ================================================================

INTEREST-BEARING LIABILITIES
Demand deposits                      $   420,232    $ 3,061    2.91% $  337,417     $ 2,459    2.92%
Savings deposits                        319,338       3,009    3.77     398,204       3,142    3.16
Time deposits                         1,031,722      11,702    4.54     982,395      13,338    5.43
Short-term borrowings                   203,728       2,729    5.36     227,510       2,691    4.73
Long-term debt                          106,447       1,471    5.53      91,339         965    4.23
Trust preferred securities               87,500       2,014    9.21      30,000         689    9.19
                                     ----------------------------------------------------------------
     Total interest-bearing           2,168,967      23,986    4.42   2,066,865      23,284    4.51
     liabilities
Demand deposits                         298,877                         278,737
Other liabilities                        61,266                          46,839
Stockholders' equity                    216,898                         240,259
                                     ----------------------------------------------------------------
     Total liabilities and
     stockholders' equity            $2,746,008                      $2,632,700
                                     ================================================================
    Net interest income                             $24,546                         $27,048
                                     ================================================================
    Net yield on earning assets                                4.03%                           4.47%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)


                                                         Three months ended September 30,
                                                                  1999 vs. 1998
                                                               Increase (Decrease)
                                                                Due to Change In:
                                                        Volume         Rate          Net
                                                     -----------------------------------------

INTEREST INCOME FROM
Loan portfolio                                        $ 10,999     $(10,052)      $   947
Loans held for sale                                    (12,402)       9,289        (3,113)
Securities:
   Taxable                                                (661)         885           224
   Tax-exempt (1)                                          600         (593)            7
                                                     -----------------------------------------
     Total securities                                       61          292           231
Retained interest in securitized loans                   2,561       (2,267)          294
Federal funds sold                                        (542)         383          (159)
                                                     -----------------------------------------
     Total interest-earning assets                   $     555      $(2,355)      $(1,800)
                                                     =========================================

INTEREST EXPENSE ON
Demand deposits                                      $     611       $   (9)     $    602
Savings deposits                                        (2,532)       2,399          (133)
Time deposits                                            3,723       (5,359)       (1,636)
Short-term borrowings                                   (1,241)       1,279            38
Long-term debt                                             177          329           506
Trust preferred securities                               1,323            2         1,325
                                                     -----------------------------------------
     Total interest-bearing liabilities               $  2,061      $(1,359)    $     702
                                                     =========================================
     NET INTEREST INCOME                               $(1,506)       $(996)      $(2,502)
                                                     =========================================



(1) Fully federal taxable equivalent using a tax rate of 35% in 1999 and 1998.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO

         The composition of the Company's loan portfolio as of September 30, 1999 and December 31, 1998, is presented in the following table:


                                                        September 30,             December 31,
                                                            1999                      1998
                                                       -------------------------------------------
                                                                     (in thousands)

Commercial, financial and agricultural                    $   479,152             $   509,214
Real estate-mortgage                                          982,405                 842,727
Installment loans to individuals                              359,844                 363,988
                                                       -------------------------------------------
     Total loans                                          $ 1,821,401             $ 1,715,929
                                                       -------------------------------------------


         The loan portfolio has experienced an increase of 6.15% during the first nine months of 1999, from $1.72 billion at December 31, 1998, to $1.82 billion at September 30, 1999. Of this $105.47 million increase, the acquisition of Frontier represented $59.74 million.

Allowance And Provision for Loan Losses

         Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses inherent in the portfolio. Through the Company's internal loan review department, management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to historical charge-off percentages and general economic conditions. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history and general economic conditions, with less emphasis placed on specifically reviewing individual credits, unless circumstances suggest that specific reviews are necessary.  In these  categories,  specific  loan reviews  would be conducted on higher balance and higher risk loans. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio. At September 30, 1999, the allowance for loan losses was $20.65 million or 1.13% of total period-end loans compared to $17.61 million or 1.03% as of December 31, 1998. As of September 30, 1999, management is of the opinion that the consolidated allowance for loan losses is adequate to provide for losses on existing loans within the portfolio.

         As management continues to aggressively collect problem credits and restructure the Company's post-merger loan portfolio, the Company's provision for loan losses increased from $4.42 million to $7.33 million for the nine months ended September 30, 1998 and 1999, respectively. During the first nine months of 1999, the Company recorded loan charge-offs of approximately $6.20 million and recorded recoveries of $1.18 million resulting in net charge-offs of $5.02 million. This represents an increase of $174,000 or 3.59% from net charge-offs of $4.85 million recorded during the nine months ended September 30, 1998.


                                                          Nine months ended    Year ended December
                                                            September 30,              31,
Allowance for Loan Losses                                       1999                   1998
                                                        ------------------------------------------
                                                                       (in thousands)


Balance at beginning of year                                       $17,610            $18,190
Charge-offs:
   Commercial, financial and agricultural                           (1,512)            (2,385)
   Real estate-mortgage                                               (444)            (1,375)
   Installment loans to individuals                                 (4,242)            (7,709)
                                                        ------------------------------------------
      Total charge-offs                                             (6,198)           (11,469)

Recoveries:
   Commercial, financial and agricultural                               77                297
   Real estate-mortgage                                                164                 43
   Installment loans to individuals                                    932              1,283
                                                        ------------------------------------------
      Total recoveries                                               1,175              1,623
                                                        ------------------------------------------
      Net charge-offs                                               (5,023)            (9,846)
Provision for loan losses                                            7,327              8,481
Balance of acquired institution                                        738                785
                                                        ==========================================
Balance at end of period                                           $20,652            $17,610
                                                        ==========================================

As a Percent of Average Total Loans:
   Net charge-offs                                                     .38%               .58%
   Provision for loan losses                                           .55                .51
As a Percent of Non-performing Loans:
   Allowance for loan losses                                        106.35%            118.59%


Summary of Non-performing Assets

Non-accrual loans                                                     $11,290             $8,844
Accruing loans past due 90 days or more                                 7,419              5,126
Restructured loans                                                        710                879
                                                           --------------------------- ---------------
   Total non-performing loans                                          19,419             14,849
Other real estate owned                                                 3,092              2,626
                                                           =========================== ===============
   Total non-performing assets                                        $22,511            $17,475
                                                           =========================== ===============


LOANS HELD FOR SALE

         Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Both the composition and the balance of Loans Held for Sale have changed significantly since December 31, 1998. As of September 30, 1999, the Company held approximately $66 million of junior lien mortgage loans for sale, compared to $201 million held for sale as of December 31, 1998. Associated with this decline, the percentage of conventional mortgage loans held for sale comprising the total reported balance of Loans Held for Sale has increased from 18.27% at December 31, 1998 to 26.93% at September 30, 1999.

         These changes also reflect the impact of the Company's overall restructuring of its mortgage banking operation. Substantially all mortgage loan products purchased or originated by the Company's retail and broker divisions are intended to be included in cash sales to independent third parties. Although the Company has securitized a portion of previous balances of Loans Held for Sale, future securitization transactions are not anticipated at this time.

         Loans obtained by the retail and broker divisions are generally obtained from borrowers outside of the Company's community banking market areas. As such, management believes that the geographic diversification of the loan pool reduces the risks associated with downturns in specific local economies. Because the retail and broker divisions originate and acquire these loans on a nationwide basis, the Company's risk related to geographic concentration is significantly reduced. In addition to concentration risk, there are other risks associated with the junior lien mortgage pool. Such risks include credit risk related to the quality of the underlying loan and the borrower's financial
capability   to  repay  the  loan,   market  risk   related  to  the   continued
attractiveness of the loan product to both borrowers and end-investors, and interest rate risk related to potential changes in interest rates and the resulting repricing of both financial assets and liabilities. The Company manages this risk by continuously improving policies and procedures designed to reduce the risk of loss to a level commensurate with the return being earned on the Company's investment in this program.

         The Company has established formal underwriting guidelines and quality control procedures which emphasize the creditworthiness of the borrower, with less focus placed on the value of the underlying collateral. Factors such as credit scores, debt-to-income ratios, mortgage credit history and others are factored into the lending decision for these loans. Additionally, property appraisals, in varying degrees, are required for certain loans. Other risk-reducing factors include the broker division's pre-approved list of lenders from whom loans may be acquired. Approval of lenders is based on due diligence procedures performed on each lender and continued evaluation of the performance of loans purchased from each lender.

         During the first nine months of 1999, the Company originated $291.28 million and purchased $167.76 million of loans held for sale and sold $597.70 million during the same period. This compares to originations of $429.32 million, purchases of $621.53 million and sales of $931.10 million during the first nine months of 1998.

LOAN SECURITIZATIONS

         One of the methods previously utilized by management to mitigate the risk of loss related to the origination and acquisition of junior lien mortgage loans is the securitization of these loans. By securitizing originated and purchased junior lien mortgage loans, the Company effectively removes these loans from its balance sheet by creating an investment security or securities, supported by the cash flows generated by these loans, and selling the resulting investment security or securities to independent third parties. As part of this process, the Company provides credit enhancement, in the form of overcollateralization, with respect to the investment security created. As a result, the Company does maintain a certain level of credit, prepayment and interest rate risk related to these loans. The risk maintained by the Company, however, is less than that which would be maintained had the Company held these loans on its balance sheet until the loans matured.

         In return for this risk exposure, the Company expects to receive on-going income from each securitization that is determined as a function of the "excess spread" derived from the securitized loans. The "excess spread", generally, is calculated as the difference between (A) the interest at the stated rate paid by borrowers and (B) the sum of pass-through interest paid to third-party investors and various fees, including trustee, insurance, servicing, and other similar costs. The "excess spread" represents income to be recognized by the Company over the life of the securitized loan pool.

         As of September 30, 1999 and 1998, the Company reported retained interests in its securitized loan pools of approximately $92.25 million and $41.46 million, respectively, including accrued interest. Because the retained interests are uncertificated, the Company has included the recorded value of its retained interests in Other Assets in the Consolidated Balance Sheets. Management monitors the actual default and prepayment rates of each securitized pool on a monthly basis, in addition to the outstanding pool balance, to ensure the rates used to estimate the retained interest are reasonable. Each of the securitized pools is serviced by the Company's mortgage loan servicing division. As discussed previously, management does not anticipate securitizing additional junior lien mortgage loans at this time.

LOAN SERVICING

         As of September 30, 1999, City Mortgage Services (a division of City National Bank) maintained a servicing portfolio of $1.85 billion. Loans serviced for others are not included in the Consolidated Balance Sheets of the Company. The Company has recorded mortgage loan servicing rights of $10.58 million in Other Assets at September 30, 1999, associated with the right to service mortgage loans for others. The recorded value of mortgage servicing rights is assessed quarterly to determine if the value of those rights has become impaired during the period. In doing so, management estimates the present value of future net cash flows to be derived from its servicing activities. Factors included in the impairment analysis include anticipated servicing income, costs associated with servicing the portfolio, discount rates, and loan prepayment and default rates. As of September 30, 1999, management has determined, based on this analysis, that there is no impairment in the recorded value.

OTHER ASSETS

         As of September 30, 1999, Other Assets (as reported in the Consolidated Balance Sheets) had increased approximately $71.79 million, from $153.15 million at December 31, 1998 to $224.94 million. Of this increase, $29.16 million is associated with the retained interest recorded resulting from the Company's second quarter securitization of junior lien mortgage loans, City National's purchase of an additional $20.00 million of bank owned life insurance ("BOLI"), and $9.90 million associated with the inclusion of Frontier State Bank in the September 30, 1999 reported balances.

REORGANIZATION OF MORTGAGE-BANKING SEGMENT

         As disclosed in the 1998 Annual Report to Shareholders, the Company initiated an overall restructuring of the retail and wholesale loan origination divisions during the fourth quarter of 1998. The reorganization of this business segment has continued through the first nine months of 1999, during which time the Company has consolidated its retail origination platforms into one operation and consolidated its wholesale and broker divisions. Additionally, the Company has diversified its product mix to include home equity and other mortgage-related products while reducing its reliance on high loan-to-value loans. Management has implemented significant workforce reductions within this segment and has curtailed the wholesale acquisition of junior lien mortgage loans. Management has also reduced the Company's level of nationwide direct mail solicitation of potential borrowers. As previously discussed herein, the impact of this restructuring is evidenced by the declines in the reported balance of loans held for sale, net origination fees, gains on loan sales, and advertising expense, among others.

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

         During 1998, through the issuances of asset-backed and trust preferred securities, the Company successfully utilized the capital markets to diversify its available funding sources. Additionally, the Company has entered into agreements with three investment banking firms to issue over $100 million of the Company's certificates of deposit. The certificates of deposit can be issued in maturities of up to five years at rates equal to a comparable Treasury instrument at the time of issuance plus a market-based spread. The Company is not committed to issuing a pre-determined amount of its certificates of deposit under these agreements, the use of which is at the sole discretion of the Company. At September 30, 1999, $12.00 million of certificates of deposit had been sold under these agreements at an average interest rate of 5.41%. The average remaining term of the issued certificates of deposit was approximately 12 months at September 30, 1999.

         An additional source of liquidity includes the Parent Company's revolving loan agreement. At September 30, 1999, the Parent Company maintained a $35.00 million line of credit with an unrelated third party against which $28.13 million was outstanding. In October 1999, the Parent Company restructured its long-term debt and entered into a $16.00 million term loan agreement and a $24.00 million revolving credit facility. As a result, the Parent Company transferred $16.00 million of its existing long term debt to the term loan and transferred the remaining $12.13 million to the new revolving line of credit. As necessary, the Parent Company has used funds available from its line of credit to provide additional capital to its subsidiaries, to finance merger and acquisition activity, and to fund internal growth and expansion.

         The Company's cash and cash equivalents, represented by cash, due from banks, and federal funds sold, are a product of its operating, investing and financing activities as set forth in the Consolidated Statements of Cash Flows included herein. Primarily the result of junior lien mortgage loan sales exceeding purchases and originations of those loans, operating activities provided $103.81 million of cash during the nine months ended September 30, 1999. Conversely, during the nine months ended September 30, 1998, junior lien mortgage loan purchases and originations exceeded sales of those loans by approximately $119.74 million, resulting in cash used in operating activities during the period of $144.98 million.

         In conjunction with the Company's sales of six branch locations during the second quarter of 1999, the Company transferred $52.09 million of cash to the entities that acquired the branches. As a result, net cash used in investing activities increased $55.55 million from $109.49 million in 1998 to $165.04 million for the nine months ended September 30, 1999.

         With less cash used in operating and investing activities, the Company needed less cash through financing activities during the first nine months of 1999. During the first nine months of 1998, cash was provided by net increases in core deposits ($154.10 million), proceeds from long term debt ($57.53 million), and the issuance of trust preferred securities ($29.16 million). During the first nine months of 1999, net deposits decreased $40.90 million and total borrowed funds increased $94.13 million.

CAPITAL RESOURCES

         During the first nine months of 1999, the Company's consolidated stockholders' equity decreased approximately $4.20 million, from $220.06 million at December 31, 1998 to $215.86 million at September 30, 1999. During the first nine months of 1999, the Company reported net income of $14.56 million, which was partially offset by the payment of dividends of approximately $10.10 million. Additionally, the Company reported a $9.52 million decline in Other Comprehensive Income during the first nine months of 1999. Of this $9.52 million decline, approximately $4.63 million is attributable to the net decline in the estimated fair value of the Company's retained interests in its securitized loan pools. The remaining $4.89 million decline is due to declines in the estimated fair value of the available-for-sale securities portfolio.

         Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8 percent, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4 percent. At September 30, 1999, the Company's total capital to risk-adjusted assets ratio was 11.14%, its Tier I capital ratio was 9.80%, and its leverage ratio was 9.23%.

         Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as "well capitalized," the banking subsidiaries must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively. As of September 30, 1999, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 11.87%, 11.08%, and 10.37%, respectively.

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



PART II - OTHER INFORMATION
Item 1.            Legal Proceedings                                                          None
Item 2.            Changes in Securities
                      On July 22, 1999,  the Company issued 26,764 shares of its
                      common   stock  to  three   individuals   pursuant   to  a
                      Supplemental  Purchase Agreement entered into on April 15,
                      1998,  between  City  National  Bank of West  Virginia,  a subsidiary  of the  Company,  and the  previous  owners of
                      MarCom,  Inc.  The  Company's  common stock issued in this transaction was not registered under the Securities Act of
                      1933,  in  reliance  on  Section  4(2) of such  Act,  as a transaction not involving any public offering.

Item 3.            Defaults Upon Senior Securities                                            None
Item 4.            Submission of Matters to a Vote of Security Holders:                       None
Item 5.            Other Information
                      On  November  12,  1999,  the Company  announced  that its wholly-owned  banking  subsidiary,  City  National Bank of
                      West Virginia  ("City  National")  had signed a definitive agreement to form a residential  mortgage  servicing joint venture with an affiliate of Pacific Financial Group, Inc.
                      ("Pacific)",  a  wholly-owned  subsidiary  of Pacific  USA
                      Holdings  Corp.  Under the  Agreement,  City  National and
                      Pacific will contribute their loan servicing operations to a new  entity  in  exchange  for  ownership  interests and additional consideration. The News Release in its entirety in included herein as Exhibit 99.


Item 6.            Exhibits and Reports on Form 8-K:
                     Exhibit 11 - Computation of Earnings per Share
                     Exhibit  27 -  Financial  Data  Schedule  for  the  nine
                        months ended September 30, 1999
                     Exhibit 27(a) - Restated  Financial  Data  Schedule for the
                        nine months ended September 30, 1998
                     Exhibit 99 - Press  release,  dated  November  12,  1999
                        announcing   City   Holding   Company   and   Pacific
                        Financial Group, Inc. Servicing Joint Venture.

                     Filings of Form 8-K - On September  14,  1999,  the Company
                        filed a Current Report on Form 8-K, attaching a report to shareholders of City Holding Company for the quarter ended June 30, 1999, together with a letter from the Company's President and Chief Executive Officer, Steven
                        J. Day.



SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CITY HOLDING COMPANY

Date: November 15, 1999
                                         By:/s/ Michael D. Dean
                                            ------------------------
                                         Michael D. Dean
                                         Senior  Vice  President  -  Finance,
                                         Chief Accounting Officer and
                                         Duly Authorized Officer