Form 10-K
period 1999-03-31
CITY HOLDING CO
filed 2000-04-14
CIK 726854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
       For Annual and Transition Reports Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 1999.
                                       or
    [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
              For the transition period __________ to __________.

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

Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                       Name of Each Exchange on Which Registered:
      Common Stock, $2.50 par value                            The Nasdaq Stock Market
------------------------------------------         ---------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 27, 2000 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.):

Aggregate Market Value -- $186,725,208
-----------------------------------------

The number of shares outstanding of the issuer's common stock as of March 27, 2000:

Common Stock, $2.50 Par Value 16,874,836 shares
-------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE



Documents                         Part of Form 10-K
---------                         into which Document
                                  is incorporated
                                  -------------------




Portions of the Annual            Part I, Item 1; Part
 Report to Shareholders            II, Items 5, 6, 7,
 of City Holding Company           and 8; Part III, Item
 for the year ended                13; Part IV, Item 14.
 December 31, 1999.
                                   _______________

Portions of City Holding            Part III, Items 10,
 Company's Proxy statement          11, 12 and 13.
 for the 2000 Annual
 Meeting of Shareholders.          ______________

                                 FORM 10-K INDEX
                                ---------------

PART I                                                                                      Page
                                                                                            -----

Item 1.                   Business                                                              4

Item 2.                   Properties                                                           11

Item 3.                   Legal Proceedings                                                    12

Item 4.                   Submission of Matters to a Vote of                                   12
                            Security Holders

PART II

Item 5.                   Market for the Registrant's Common Stock and
                           Related Stockholder Matters                                         13

Item 6.                   Selected Financial Data                                              13

Item 7.                   Management's Discussion and Analysis of                              13
                           Financial Condition and Results of Operations

Item 7A.                  Quantitative and Qualitative Disclosures About
                           Market Risk                                                         13

Item 8.                   Financial Statements and Supplementary Data                          13

Item 9.                   Changes In and Disagreements with Accountants                        13
                            on Accounting and Financial Disclosure
PART III

Item 10.                  Directors and Executive Officers of Registrant                       13

Item 11.                  Executive Compensation                                               14

Item 12.                  Security Ownership of Certain Beneficial                             14
                            Owners and Management
Item 13.                  Certain Relationships and Related Transactions                       14

PART IV

Item 14.                  Exhibits, Financial Statement Schedules and                       15-16
                            Reports on Form 8-K

                          Signatures                                                        17-18

                          Exhibit Index

PART I

Item 1      Business
--------------------


  City Holding Company (the Company), a West Virginia corporation headquartered in Charleston, West Virginia, is a multi-bank holding company that provides diversified financial products and services to consumers and local businesses. Through its network of 62 banking offices in West Virginia (56 offices), Ohio (2 offices) and California (4 offices), the Company provides credit, deposit, investment advisory, insurance, and technology products and services to its customers. In addition to its branch network, the Company's delivery channels include ATMs, check cards, telemarketing, direct mail solicitation, interactive voice response systems, and internet technology.

  Community banking is the core business segment of the Company. Since 1983, the Company has provided traditional banking products and services through its lead bank, City National Bank of West Virginia (City National), and through the various financial institutions the Company has acquired over the years. In conjunction with the evolution of the financial services industry, the Company, in recent years, has diversified its business to offer additional products and services to existing and new customers. Mortgage banking, including the origination, acquisition, servicing and sale of mortgage loans has developed into a significant product line for the Company, but the Company has agreed to sell its specialty finance servicing and origination operations. The Company also provides additional financial services, including investment advisory, insurance, and internet technology products.

Community-Banking

  Included within the community banking segment are the operating results generated from providing traditional banking products and services, including credit, deposit, trust and other similar services. No portion of the Company's deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. City National does, however, maintain 71% of its borrowings with the Federal Home Loan Bank (FHLB). City National has historically utilized borrowing capacity with the FHLB to fund loan growth and, recently, as a short-term replacement for declines in deposit balances. Although no portion of the Company's loan portfolio is concentrated within a single industry or group of related industries, the Company historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 1999, 50.36% of the Company's loan portfolio was categorized as residential mortgage loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered detrimental to the Company's financial position or operating results.

  On July 1, 1999, the Company acquired Frontier Bancorp and its wholly-owned subsidiary, Frontier State Bank (collectively, "Frontier"). Frontier, headquartered in Redondo Beach, California, reported total assets and total deposits of approximately $88 million and $71 million, respectively, at June 30, 1999. Pursuant to the merger agreement, the Company paid approximately $15.13 million cash for 100% of the outstanding common stock of Frontier Bancorp. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the consolidated totals from the date of acquisition.

Mortgage Banking

  The mortgage banking segment generally includes the Company's operations that are devoted to the origination, acquisition, servicing, and sale of mortgage loan products. In recent years, the Company increased its mortgage banking operations to include the retail origination and wholesale acquisition of junior lien mortgage and similar loan products. This program was initiated by the Company, in part, to continue the growth of the Company's loan servicing division. Additionally, in December 1997, the Company initiated a loan securitization program which included the securitization of junior lien mortgage loans. Including one securitization completed in May 1999, the Company has completed six such loan securitizations. Subsequent to the May 1999 transaction, the Company effectively terminated its loan securitization program.

  On March 3, 2000, the Company announced that City National had signed a binding term sheet to sell its specialty finance servicing and origination operations. If completed, the sale of those divisions would significantly reduce the size of the Company's mortgage banking operations and, similarly, reduce the impact of the mortgage banking segment on the Company's consolidated financial statements. The sale of these divisions is scheduled to be completed during the second quarter of 2000 pending regulatory approval.

Other Financial Services

  The other financial services business segment includes the operations of the Company's securities brokerage subsidiary and City National's insurance, internet, and printing divisions. This segment is not considered significant to the Company's consolidated financial statements.

  In addition to the Company's community banking, mortgage banking, and other financial services business segments, the Company's general corporate business segment, which primarily includes the parent company and other administrative areas, provides general corporate support. Each of these business segments are primarily identified by the products and services offered and the delivery channels through which the product or service is offered. The following tables summarize selected segment information for each of the last three years:

                                                                             Other
(in thousands)                                     Community    Mortgage   Financial    General
                                                    Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                 -----------------------------------------------------------------------------
1999
----
Net interest income (expense)                      $  105,381   $ (5,273)    $  (171)   $ (1,517)      $      -     $   98,420
Provision for loan losses                              19,286         --          --          --              -         19,286
                                                 -----------------------------------------------------------------------------
Net interest income (expense) after provision
 for loan losses                                       86,095     (5,273)       (171)     (1,517)             -         79,134

Other income                                           29,850     22,523      12,495          64         (5,397)        59,535
Other expenses                                         80,387     33,528      14,792       7,304         (5,397)       130,614
                                                 -----------------------------------------------------------------------------
Income before income taxes                             35,558    (16,278)     (2,468)     (8,757)             -          8,055
Income tax expense (benefit)                           12,920     (5,995)       (808)     (4,275)             -          1,842
                                                 -----------------------------------------------------------------------------
Net Income                                         $   22,638   $(10,283)    $(1,660)   $ (4,482)     $       -     $    6,213
                                                 =============================================================================
Average assets                                     $2,572,162   $306,819     $13,381    $ 12,697      $(186,327)    $2,718,732
                                                 =============================================================================

1998
----
Net interest income (expense)                      $   96,085   $  8,906     $    64    $ (1,712)             -     $  103,343
Provision for loan losses                               8,481          -           -           -              -          8,481
                                                 -----------------------------------------------------------------------------
Net interest income (expense) after provision
 for loan losses                                       87,604      8,906          64      (1,712)             -         94,862

Other income                                           19,355     47,414      11,133         216      $  (5,695)        72,423
Other expenses                                         82,100     50,752      11,502      16,899         (5,695)       155,558
                                                 -----------------------------------------------------------------------------
Income before income taxes                             24,859      5,568        (305)    (18,395)             -         11,727
Income tax expense (benefit)                            9,816      1,798          (8)     (5,113)             -          6,493
                                                 -----------------------------------------------------------------------------
Net Income                                         $   15,043   $  3,770     $  (297)   $(13,282)     $       -     $    5,234
                                                 =============================================================================
Average assets                                     $2,202,104   $336,367     $14,660    $ 12,968      $       -     $2,566,099
                                                 =============================================================================




                                                                             Other
(in thousands)                                     Community    Mortgage   Financial    General
                                                    Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                 -----------------------------------------------------------------------------
1997
----
Net interest income (expense)                      $   90,769   $  8,456     $     3    $ (2,074)              -    $   97,154
Provision for loan losses                               4,064                                                            4,064
                                                 -----------------------------------------------------------------------------
Net interest income (expense) after provision
 for loan losses                                       86,705      8,456           3      (2,074)              -        93,090

Other income                                           13,858     17,636         446         673               -        32,613
Other expenses                                         61,165     14,702         366       8,666                        84,899
                                                 -----------------------------------------------------------------------------
Income before income taxes                             39,399     11,389          83     (10,067)              -        40,804
Income tax expense (benefit)                           12,604      4,284          36      (2,411)              -        14,513
                                                 -----------------------------------------------------------------------------
Net Income                                         $   26,795   $  7,105     $    47    $ (7,656)              -    $   26,291
                                                 =============================================================================
Average assets                                     $2,041,150   $133,792     $   627    $  4,891               -    $2,180,460
                                                 =============================================================================

Internal warehouse funding between the community banking segment and the mortgage banking and other financial services segments is eliminated in the Consolidated Balance Sheets. Services provided to the banking segments by the direct mail, insurance, and internet service provider divisions are eliminated in the Consolidated Statements of Income.

  The Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.


Regulation and Supervision

  The Company, as a registered bank holding company, and its banking subsidiaries, as insured depository institutions, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions to which the Company and its subsidiaries are subject. These federal and state laws and regulations have been enacted for the protection of depositors in national and state banks and not for the protection of shareholders of bank holding companies.

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

  The banking subsidiaries are subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"), the Office of Thrift Supervision, the Federal Reserve Board and the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

  The Federal Reserve Board has adopted regulations establishing relevant capital measures and relevant capital levels for banks. The relevant capital measures are the total risk-adjusted capital ratio, Tier I risk-adjusted capital ratio and the leverage ratio. Under the regulations, a bank is considered (i) well capitalized if it has a total capital ratio of ten percent or greater, a Tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by such regulator to meet and maintain a specific capital level for any capital measure,
(ii) adequately capitalized if it has a total capital ratio of eight percent or greater, a Tier I capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a total capital ratio of less than eight percent, a Tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than six percent, a Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent, and (v) critically undercapitalized if its tangible equity is equal to or less than two percent of average quarterly tangible assets. As of December 31, 1999, City National had capital levels that qualify it as being well capitalized under such regulations.

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

  The Company maintains two separate special-purpose statutory trust subsidiaries, which sold trust preferred securities in 1998 generating gross proceeds of $87.50 million. Pursuant to rulings released in 1996 by the Federal Reserve Board, the Company has included the trust preferred securities in its regulatory capital ratio computations. At December 31, 1999, $72.96 million of trust preferred securities are included in the Company's Tier I capital, with the remaining $14.54 million added to the Company's total regulatory capital.

  The Tier 1 capital, total capital and leverage ratios of the Company as of December 31, 1999 were 9.28%, 10.97%, and 8.84%, respectively, meeting the minimums required to be considered well capitalized. As of December 31, 1999, the most recent notifications from banking regulatory agencies categorized the Company and its banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since notifications that management believes have changed the institution's classifications.

Limits on Dividends and Other Payments

  The Company is a legal entity separate and distinct from its subsidiaries. Most of the Company's revenues result from dividends paid to the Company by those subsidiaries. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of such subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders. Under federal law, the Company's banking subsidiaries may not, subject to certain limited expectations, make loans or extensions of credit to, or investment in the securities of, or take securities of the Company as collateral for loans to any borrower. The Company's subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

  The Company's banking subsidiaries are subject to various statutory restrictions on their ability to pay dividends to the Company. Under applicable regulations, during 2000, the banking subsidiaries can declare dividends to the Company of $1.69 million plus retained net profits for the interim period through the date of declaration without obtaining prior approval of the Office of the Comptroller of the Currency (the OCC). The payment of dividends by the Company and the banking subsidiaries may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of the subsidiary in question, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal

Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength. In addition, City National may not declare a dividend in any calendar year that will exceed its net income of that year to date plus the retained net income of the preceding two years, unless it obtains the advance approval of the OCC.

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

Other Safety and Soundness Regulations

  The federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.


(d)  Employees
     ---------

     As of December 31, 1999, City Holding Company employed 1,560 associates. Employee relations within the Company are considered to be satisfactory.

(e)  Statistical Information
     -----------------------

     The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1999 and such pages are incorporated herein by reference.

                                                                    Page
Description of Information                                          Reference
--------------------------                                          ---------
1.    Distribution of Assets, Liabilities and Stockholders'
      Equity; Interest Rates and Interest Differential

     a.      Average Balance Sheets                                     6

     b.      Analysis of Net Interest Earnings                        6-7

     c.      Rate Volume Analysis of Changes in                         7
             Interest Income and Expense


2.   Investment Portfolio

     a.      Book Value of Investments                                 12

     b.      Maturity Schedule of Investments                          12

     c.      Securities of Issuers Exceeding 10% of                    12
             Stockholders' Equity


3.   Loan Portfolio

     a.      Types of Loans                                            13

     b.      Maturities and Sensitivity to Changes in Interest Rates   13

     c.      Risk Elements                                             15

     d.      Other Interest Bearing Assets                            N/A


4.   Summary of Loan Loss Experience                                   15

5.   Deposits

a.   Breakdown of Deposits by Categories, Average Balance               6
       and Average Rate Paid

b.   Maturity Schedule of Time Certificates of Deposit                 18
       and Other Time Deposits of $100,000 or More
       $100,000 or More


6.  Return on Equity and Assets                                         4


Item 2      Properties
----------------------

       At December 31, 1999, the Company and its subsidiaries owned the majority of their principal business locations, including the Company's corporate headquarters. The corporate headquarters also house City National's primary data processing center, the main office of the loan servicing division, and the operations of City National's internet service division. City National also maintains 56 banking offices and one loan production office in West Virginia, two banking locations in Ohio, and two loan production offices near Costa Mesa, California. In addition to the office located in West Virginia, the loan servicing division maintains an office near Dallas, Texas and another office in Costa Mesa, California. Del Amo Savings Bank and Frontier Bancorp, wholly owned subsidiaries of the Company, each maintain two offices in Southern California. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.


Item 3   Legal Proceedings
-----------------------------

  There are various legal proceedings pending to which City Holding Company and/or its subsidiaries are parties. These proceedings are incidental to the business of City Holding Company and its subsidiaries and, after reviewing the matters and consulting with counsel, management is of the opinion that the ultimate resolution of such matters will not materially affect the Company's consolidated financial statements.


Item 4   Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

       Pages 2 and 36 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1999, included in this report as Exhibit 13, are incorporated herein by reference.


       On July 22, 1999, the Company issued 26,764 shares of its common stock to three individuals pursuant to a Supplemental Purchase Agreement entered into on April 15, 1998 between City National Bank of West Virginia, a subsidiary of the Company, and the previous owners of MarCom, Inc. The Company's common stock issued in this transaction was not registered under the Securities Act of 1933, in reliance on Section 4(2) of such Act, as a transaction not involving any public offering.

Item 6    Selected Financial Data
---------------------------------

       Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1999, included in this report as Exhibit 13, is incorporated herein by reference.


Item 7    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

       Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 19 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1999, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

       Information appearing under the caption "Market Risk Management" appearing on pages 9 through 11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1999, included in this report as

Exhibit 13, is incorporated herein by reference.


Item 8    Financial Statements and Supplementary Data
-----------------------------------------------------

       The report of independent auditors and consolidated financial statements, included on pages 20 through 39 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 1999, included in this report as

Exhibit 13, are incorporated herein by reference.

Item 9    Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

       None

PART III

Item 10   Directors and Executive Officers of Registrant
--------------------------------------------------------

       The information required by Item 10 of FORM 10-K appears in the Company's 2000 Proxy Statement to be filed within 120 days of fiscal year end under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS".

Item 11   Executive Compensation
--------------------------------

       The information required by Item 11 of FORM 10-K appears in the Company's 2000 Proxy Statement under the caption "EXECUTIVE COMPENSATION".

Item 12   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

       The information required by Item 12 of FORM 10-K appears in the Company's 2000 Proxy Statement under the caption "OWNERSHIP OF EQUITY SECURITIES".

Item 13   Certain Relationships and Related Transactions
--------------------------------------------------------

       The information required by Item 13 of FORM 10-K appears in the Company's 2000 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and in NOTE SIX of Notes to Consolidated Financial Statements appearing on page 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, included in this report as Exhibit 13, and incorporated herein by reference.

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Financial Statements Filed; Financial Statement Schedules
     --------------------------  -----------------------------

       The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:


                                                                 Page Number
                                                                 -----------

Report of Independent Auditors                                        20

Consolidated Balance Sheets - December 31, 1999 and 1998              21

Consolidated Statements of Income - Years Ended
December 31, 1999, 1998, and 1997                                     22

Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31,1999, 1998 and 1997                           23

Consolidated Statements of Cash Flows -
Years Ended December 31, 1999, 1998 and 1997                          24

Notes to Consolidated Financial Statements -
December 31, 1999                                                  25-39

Financial Schedules I and II under Article 9 of Regulation S-X are not applicable

(b)  Reports on Form 8-K:
---  --------------------

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

     On December 16, 1999, the Company filed a Current Report on Form 8-K, attaching a report to shareholders of City Holding Company for the quarter ended September 30, 1999, together with a letter from the Company's President and Chief Executive Officer, Steven J. Day.


(c)  Exhibits
     --------

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


                                          City Holding Company
                                          -------------------------------
                                          (Registrant)


                                         /s/ Steven J. Day
                                          -------------------------------
                                         Steven J. Day,
                                         President/Director
                                         (Principal Executive Officer)


                                         /s/ Robert A. Henson
                                          -------------------------------
                                         Robert A. Henson,
                                         Chief Financial Officer
                                         (Principal Financial Officer)


                                         /s/ Michael D. Dean
                                          -------------------------------
                                         Michael D. Dean
                                         Senior Vice President - Finance
                                         (Principal Accounting Officer)


POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2000. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Steven J. Day and Robert A. Henson and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.




/s/ Samuel M. Bowling                    /s/ D. K. Cales
-----------------------------            ---------------------------
Samuel M. Bowling                        Dr. D. K. Cales
Director                                 Director


/s/ Hugh R. Clonch                       /s/ Robert D. Fisher
-----------------------------            ---------------------------
Hugh R. Clonch                           Robert D. Fisher
Director                                 Director

/s/ E. M. Payne III                      /s/ Jay C. Goldman
-----------------------------            ---------------------------
E. M. Payne III                          Jay C. Goldman
Director                                 Director


/s/ David E. Haden
-----------------------------            ---------------------------
David E. Haden                           Carlin K. Harmon
Director                                 Director


/s/ C. Dallas Kayser                     /s/ Leon K. Oxley
-----------------------------            ---------------------------
C. Dallas Kayser                         Leon K. Oxley
Director                                 Director


/s/ Mark H. Schaul                       /s/ Steven J. Day
-----------------------------            ---------------------------
Mark H. Schaul                           Steven J. Day
Director                                 Director/President


                                         /s/ Philip L. McLaughlin
-----------------------------            ---------------------------
James E. Songer, Sr.                     Philip L. McLaughlin
Director                                 Director


/s/ Bernard C. McGinnis III              /s/Tracy W. Hylton II
-----------------------------            ---------------------------
B. C. McGinnis III                       Tracy W. Hylton II
Director                                 Director


/s/ Albert M. Tieche, Jr.
-----------------------------            ---------------------------
Albert M. Tieche, Jr.                    Phillip W. Cain
Director                                 Director


/s/ William C. Dolin                     /s/ David W. Hambrick
-----------------------------            ---------------------------
William C. Dolin                         David W. Hambrick
Director                                 Director

                                         /s/ Thomas L. McGinnis
-----------------------------            ---------------------------
Frank S. Harkins, Jr.                    Thomas L. McGinnis
Director                                 Director


/s/ R. T. Rogers
-----------------------------
R. T. Rogers
Director

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated herein by reference.


                                                                           Prior Filing
Exhibit                                                                     Reference
Number                Description                                         (if applicable)
-------               -----------                                         --------------

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

 3(d)                 Articles of Amendment to the                               IV
                      Articles of Incorporation of
                      City Holding Company, dated
                      September 29, 1987

 3(e)                 Articles of Amendment to the                               V
                      Articles of Incorporation of
                      City Holding Company, dated
                      May 6, 1991

 3(f)                 Articles of Amendment to the                               V
                      Articles of Incorporation of
                      City Holding Company, dated
                      May 7, 1991

3(g)                  Articles of Amendment to the                               VIII
                      Articles of Incorporation of
                      City Holding Company, dated
                      August 1, 1994

3(h)                  Articles of Amendment to the                               XIV
                      Articles of Incorporation of
                      City Holding Company, dated
                      December 9, 1998

 3(i)                 Amended and Restated By laws                               XIV
                      of City Holding Company

 4(a)                 Amendment and Restated Rights                              VII
                      Agreement, dated as of May 7, 1991,
                      between the Company and Sovran Bank,
                      N.A. (predecessor to Nations Bank,
                      N.A.), as Rights Agent



4(b)                 Supplement, dated as of June 1, 1998,                       XIII
                     between City Holding Company and SunTrust
                     Bank, Atlanta, as Rights Agent, to Amended
                     and Restated Rights Agreement dated
                     May 7, 1991

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

10(i)                 Form of City Holding Company's                            X
                      9.15% Debenture due April 1, 2028

10(j)                 Form of City Holding Company's                            XI
                      9.125% Debenture due October 31, 2028

10(k)                 City Holding Company's 1993                               XII
                      Stock Incentive Plan

11                    Statement Re: Computation of Per
                      Share Earnings



13                    City Holding Company Annual Report
                      to Shareholders for Year Ended
                      December 31, 1999

21                    Subsidiaries of City Holding Company

23                    Consent of Ernst & Young LLP

24 Power of Attorney (included on the signature page hereof)

27                    Financial Data Schedule for the year
                      ending December 31, 1999

____

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

XIV Attached to, and incorporated by reference from, City Holding Company's Form 10-K Annual Report dated December 31, 1998, and filed March 31, 1999, with the Securities and Exchange Commission.