Form 10-K/A
period 1999-12-31
CITY HOLDING CO
filed 2000-05-01
CIK 726854

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

       For Annual and Transition Reports Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                 For the fiscal year ended December 31, 1999.
                                      or
    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
              For the transition period __________ to __________.

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

Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class            Name of Each Exchange on Which Registered:
   Common Stock, $2.50 par value                 The Nasdaq Stock Market
----------------------------------    ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price as of March 27, 2000 (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.):

Aggregate Market Value -- $186,725,208
---------------------------------------

The number of shares outstanding of the issuer's common stock as of March 27, 2000:

Common Stock, $2.50 Par Value - 16,874,836 shares
-------------------------------------------------

None of the following documents are incorporated by reference into this Form 10-K/A: (1) any proxy or information statement, or (2) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The Company does incorporate by reference a portion of its annual report to security holders for the fiscal year ended December 31, 1999 into Part III, Item 13 of this Form 10-K/A.

This Amendment No. 1 to Form 10-K supplements and amends the Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), filed on April 14, 2000, of City Holding Company, a West Virginia corporation (the "Company"). Capitalized terms used and not otherwise defined herein have the meanings set forth in the Form 10-K.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant

          The text of Item 10. of the Form 10-K is hereby amended and restated in its entirety as follows:


The Directors of the Company are:

              Name                       Age                      Business Experience
-------------------------------------------------------------------------------------------------------
Directors Whose Terms Expire in 2000:

James E. Songer, Sr.                     69         Director - Horizon Bancorp , Beckley, WV from 1985
Director since 1999                                 - 1998 (Financial Services) Vice President -
                                                    Homeseekers LLC, Beckley WV (Real Estate);
                                                    President - Songer Insurance, Inc., Beckley, WV
                                                    (Insurance); President - Sunset Memorial Park,
                                                    Inc. until 1997 (Perpetual Care)

Mark H. Schaul                           69         President - Charmar Realty Company, Charleston, WV
Director since 1976

David W. Hambrick                        57         Director - Horizon Bancorp, Beckley, WV from 1993
Director since 1999                                 - 1998; Executive Vice President - Greenbrier
                                                    Valley National Bank, Lewisburg, WV until 1999;
                                                    Director - First National Bank in Marlinton,
                                                    Marlinton, WV until 1999; Executive Vice President
                                                    - Horizon Bancorp, Inc., Beckley, WV until 1998;
                                                    Chief Financial Officer - Horizon Bancorp, Inc.,
                                                    Beckley, WV until 1996

Frank S. Harkins, Jr.                    60         Chairman of the Board and Chief Executive Officer
Director since 1999                                 - Horizon Bancorp, Inc., Beckley, WV until 1998;
                                                    Director - National Bank of Summers of Hinton,
                                                    Hinton, WV until 1999; Director - Greenbrier
                                                    Valley National Bank, Lewisburg, WV until 1999;
                                                    Director, President, and Chief Executive Officer
                                                    --Bank of Raleigh, Beckley, WV until 1999;
                                                    Director - The Twentieth Street Bank, Inc.,
                                                    Huntington, WV until 1999

Dr. D. K. Cales                          70         Dentist, Rainelle, WV; Majority owner of Center
Director since 1990                                 Chevrolet, Rainelle, WV (Automobile Dealership);
                                                    Part-owner of BCL, Rainelle, WV (Real Estate);
                                                    Chairman of the Board - First State Bank and
                                                    Trust, Rainelle, WV until 1997

Albert M. Tieche, Jr.                    46         Director - Horizon Bancorp, Inc., Beckley, WV from
Director since 1999                                 1992 - 1998; Administrator and Treasurer - Beckley
                                                    Hospital, Inc., Beckley, WV until 1997; President
                                                    - BHI, Inc. (surviving corporation of Beckley
                                                    Hospital Inc.), Beckley, WV; Director - Bank of
                                                    Raleigh, Beckley, WV until 1999

Phillip W. Cain                          47         Executive Vice President - City National Bank;
Director since 1999                                 Executive Vice President, Chief Executive Officer
                                                    and Director - First National Bank of Marlinton,
                                                    Marlinton, WV until 1999

Directors Whose Terms Expire in 2001:

Leon K. Oxley                            51         Partner - Frazier & Oxley, LC, Huntington, WV (Law
Director since 1997                                 Firm); Treasurer and Part Owner - Seneca Woods
                                                    Company; Treasurer and Part Owner - Ginos Pizza of
                                                    Logan, Chapmanville, Oceana & Man; Secretary and
                                                    Part Owner - Myers Drilling Company; President and
                                                    Director - The Old National Bank of Huntington,
                                                    Huntington, WV until 1997

William C. Dolin                         62         Director - Horizon Bancorp, Inc., Beckley, WV from
Director since 1999                                 1996 - 1998; President - Dolin Supply Co.,
                                                    Huntington, WV until 1998; President and Part
                                                    Owner - Land Co, LLC, Huntington, WV; Director -
                                                    The Twentieth Street Bank, Inc., Huntington, WV
                                                    until 1999; Director - Twentieth Bancorp, Inc.,
                                                    Huntington, WV until 1996

Carlin K. Harmon                         63         Executive Vice President - City Holding Company,
Director since 1988                                 Charleston, WV from 1990 - 1999; President & Chief
                                                    Executive Officer - First State Bank and Trust,
                                                    Rainelle, WV until 1997

Steven J. Day                            46         President, Chief Executive Officer and Director -
Director since 1988                                 City Holding Company and City National Bank,
                                                    Charleston, WV

Tracy W. Hylton, II                      51         Director - Horizon Bancorp, Inc., Beckley, WV
Director since 1999                                 until 1998; President Eller, Inc., Beckley, WV
                                                    (Surface Mining); President - Gracie, Inc.,
                                                    Mabscott, WV (Land Leasing); President -
                                                    Lightning, Inc., Skelton, WV (Land Leasing); Vice
                                                    President - Nell Jean Enterprises, Inc., Beckley,
                                                    WV (Retail); President - Nell Jean Industries,
                                                    Inc., Mabscott, WV (Mine Supply); President - New
                                                    Land Leasing Company, Inc., Skelton, WV; President
                                                    - Patience, Inc., Skelton, WV (Surface Mining);
                                                    Secretary and Treasurer - Patton, Inc.; Member - T
                                                    & M, LLC, Beckley, WV; Executive Vice President -
                                                    WRM, Inc.; Member - Harper Hotel LLC, Beckley, WV
                                                    (Management Company)

Thomas L. McGinnis (1)                   51         Executive Vice President - City National Bank,
Director since 1999                                 Charleston, WV; Director - Horizon Bancorp Inc.,
                                                    from 1996 - 1998; Vice President and Director -
                                                    Twentieth Bancorp, Inc., Huntington, WV until
                                                    1996; Executive Vice President and Director - The
                                                    Twentieth Street Bank, Inc., Huntington, WV until
                                                    1999

C. Dallas Kayser                          48        C. Dallas Kayser, LC, Pt. Pleasant, WV (Law Firm);
Director since 1995                                 Owner - Twin Rivers Realty, Pt. Pleasant, WV (Real
                                                    Estate); Part Owner - Deerfield Development, Pt.
                                                    Pleasant, WV (Real Estate); Part Owner - Twin K,
                                                    Inc.; Director and Trustee - Pleasant Valley
                                                    Hospital, Inc., Pt. Pleasant, WV (Health Care);
                                                    Trustee - United Methodist Foundation of WV, Inc.
                                                    (Non-profit)

E. M. Payne, III                          64        Director - Horizon Bancorp, Inc., Beckley, WV
Director since 1999                                 until 1998; Partner - File, Payne, Scherer & File,
                                                    Beckley, WV (Law Firm)

Directors Whose Terms Expire in 2002:

Samuel M. Bowling                         62        Vice Chairman of the Board - City Holding Company,
Director since 1983                                 Charleston, WV; Chairman of the Board - City
                                                    Holding Company until 1998; President and Owner -
                                                    Dougherty Co., Inc., Charleston, WV (Mechanical
                                                    Contractor); Owner - S. M. Bowling, Inc.,
                                                    Charleston, WV; Owner - Bowling Enterprises, Inc.,
                                                    Charleston, WV

David E. Haden                            61        President - RMI, ltd., a division of City National
Director since 1998                                 Bank, Charleston, WV;

R. T. Rogers                              66        Director - Horizon Bancorp, Inc., Beckley, WV from
Director since 1999                                 1985 - 1998; President and Chief Executive Officer
                                                    - R. T. Rogers Oil Co., Hinton, WV (Oil and Fuel
                                                    Distributor); Director - National Bank of Summers
                                                    of Hinton, Hinton, WV until 1999

Jay C. Goldman                            56        Mayor - City of Charleston, Charleston, WV;
Director since 1988                                 President - Goldman and Associates, Charleston, WV
                                                    (Real Estate)

Robert D. Fisher                          47        Partner - Adams, Fisher & Evans, Ripley, WV (Law
Director since 1994                                 Firm)

Philip L. McLaughlin                      59        Chairman of the Board - City Holding Company,
Director since 1999                                 Charleston, WV; Regional President (Allegheny
                                                    Region) - City National Bank, Charleston, WV;
                                                    President, Chief Operating Officer and Director -
                                                    Horizon Bancorp, Inc., Beckley, WV until 1998;
                                                    President, Chief Executive Officer and Director -
                                                    Greenbrier Valley National Bank, Lewisburg, WV
                                                    until 1999; Director - First National Bank in
                                                    Marlinton, Marlinton, WV until 1999; Director -
                                                    Bank of Raleigh, Beckley, WV until 1999; Director
                                                    - The Twentieth Street Bank, Inc., Huntington, WV
                                                    until 1999

Hugh R. Clonch                            60        President - Clonch Industries, Dixie, WV (Timber)
Director since 1995

B. C. McGinnis, III (1)            57               Vice Chairman of the Board - City Holding Company,
Director since 1999                                 Charleston, WV; Regional President (Tri-State
                                                    Region) - City National Bank, Charleston, WV;
                                                    Director and Executive Vice President- Horizon
                                                    Bancorp, Inc., Beckley, WV until 1998;President -
                                                    Twentieth Bancorp, Inc., Huntington, WV until
                                                    1996; President and Director - The Twentieth
                                                    Street Bank, Inc., Huntington, WV until 1999


(1) B. C. McGinnis, III and Thomas L. McGinnis are brothers.

Committees of the Board of Directors and Meeting Attendance

          The full Board of Directors met 13 times during the fiscal year ended December 31, 1999. The Executive Committee, which consists of Hugh R. Clonch, William C. Dolin, Robert D. Fisher, Jay C. Goldman, Tracy W. Hylton, II, C. Dallas Kayser, E. M. Payne, III, R. T. Rogers and James E. Songer, Sr. met three times during the fiscal year ended December 31, 1999. Additionally, the Board of Directors has Nominating, Strategic Planning, Audit and Compensation committees. No director attended fewer than 75% of the meetings of the Company's Board of Directors, Executive Committee or Audit Committee. Each member of the Compensation and Nominating Committees, respectively, attended each meeting held during 1999.

          During 1999, the Audit Committee included Mark Schaul, Chairman, Robert D. Fisher, James E. Songer, Sr., and Albert M. Tieche, Jr., none of whom is employed by the Company. The Committee met six times during 1999. The Audit Committee recommends engagement of the independent auditors, considers the scope of the audit, reviews the activities and recommendations made by the Company's internal auditors, and considers comments made by the independent auditors with respect to the Company's internal control structure.

          During 1999, the Compensation Committee included William C. Dolin, Dr.
D. K. Cales, Robert T. Rogers and Jay C. Goldman, none of whom is employed by the Company. The Compensation Committee makes recommendations to the Board with respect to the compensation of executive officers and certain other officers who participate in the Company's Stock Incentive Plan. The Committee met once during 1999.

          In August of 1999, the Board of Directors formed a Strategic Planning Committee to consider the long-term planning and strategic issues facing the Company. This committee, consisting of Samuel M. Bowling, Hugh R. Clonch, C. Dallas Kayser and James E. Songer, Sr. met four times during the fiscal year ended December 31, 1999. Each member of the Committee attended each meeting held during 1999.

          The Nominating Committee is comprised of Samuel M. Bowling, Hugh R. Clonch, William C. Dolin, Robert D. Fisher, Jay C. Goldman, Tracy W. Hylton, II,
C. Dallas Kayser, E. M. Payne, III, Robert T. Rogers, and James E. Songer, Sr. Pursuant to the Company's Amended and Restated Bylaws, the Nominating Committee will consider nominees recommended by shareholders if such recommendations are submitted in writing and delivered or sent by first class registered or certified mail to the President of the Company not less than 14 days and no more than 50 days prior to the date of the 2001 Annual Meeting. Such recommendations should include the name, address, occupation and ownership of shares of Common Stock of the nominee, and the name, address and ownership of shares of Common Stock of the nominating shareholder.

Compensation of Directors

          In 1999, the Company's Directors who were members of the Executive Committee were paid a fee of $3,500 per quarter, regardless of attendance. The Company's Directors who were not members of the Executive Committee were paid $1,500 per quarter, regardless of attendance. The Audit Committee and Compensation Committee members were paid a fee of $500 for each committee meeting attended. Directors who are also officers of the Company and its subsidiaries receive no compensation for attendance.

The Executive Officers of the Company are:

     Name                     Age                   Business Experience
--------------------------------------------------------------------------------
Steven J. Day                 46        President and Chief Executive Officer -
                                        City Holding Company and City National
                                        Bank since 1990

Robert A. Henson              38        Chief Financial Officer - City Holding
                                        Company since 1990

Matthew B. Call               42        Executive Vice President - City Holding
                                        Company since 1998; Senior Vice
                                        President - City Holding Company from
                                        1994 - 1998

Larry L. Dawson               53        Senior Vice President - City Holding
                                        Company since 1997; Chairman of the
                                        Board, President and Chief Executive
                                        Officer - WesBanco Bank Charleston,
                                        Charleston, WV; Vice President -
                                        WesBanco, Inc., Wheeling, WV until 1997

Carlin K. Harmon (1)          63        Executive Vice President - City Holding
                                        Company, Charleston, WV from 1990 -
                                        1999; President & Chief Executive
                                        Officer - First State Bank and Trust,
                                        Rainelle, WV until 1997

David J. Vida                 33        President - City Mortgage Services, a
                                        division of City National Bank,
                                        Charleston, WV since 1997; Executive
                                        Vice President - City Mortgage Services,
                                        1996 - 1997; Vice President
                                        Finance/Operations -Prime Financial
                                        Corporation, Costa Mesa, California
                                        (Mortgage Servicing) until 1996

John W. Alderman III          35        Senior Vice President and Chief Legal
                                        Counsel -City Holding Company since
                                        1998; Vice President and Chief Legal
                                        Officer - City Holding Company, 1997 -
                                        1998; Associate - Steptoe & Johnson,
                                        Charleston, WV (Law Firm) until 1997

F. Eric Nelson, Jr. (2)       38        Treasurer and Investment Portfolio
                                        Manager - City Holding Company since
                                        1994

Peggy L. Schultz              52        Vice President - Marketing - City
                                        Holding Company since 1997; Business
                                        Development Officer - City Holding
                                        Company 1993 - 1997

Victoria A. Evans             39        Senior Vice President - City Holding
                                        Company since 1998; Vice President -
                                        City Holding Company 1997 -1998;
                                        Assistant Vice President - City Holding
                                        Company 1993 - 1997

David E. Haden                61        President - RMI, ltd., a division of
                                        City National Bank, Charleston, WV since its acquisition; President - RMI, ltd.
                                        since 1987

Joe L. Ellison                56        Regional President (Capitol Region) -
                                        City National Bank; Regional President
                                        (Ohio Valley

                                        Region) - City National Bank 1998 -
                                        2000; President - Peoples Bank of Pt.
                                        Pleasant, Pt. Pleasant, WV 1990 - 1997

Jeffrey D. Legge              36        Senior Vice President and Director of
                                        Data Processing - City Holding Company
                                        since 1998; Vice President of Data
                                        Processing 1997 - 1998 Assistant Vice
                                        President of Data Processing 1993 - 1997


(1)  Carlin K. Harmon retired effective June 1999.
(2)  F. Eric Nelson, Jr. resigned effective February 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers, directors and 10% shareholders are required under the Securities and Exchange Act of 1934 (the "Exchange Act") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to City Holding. Based solely upon the review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required, the Company believes that during 1999, all filing requirements applicable to its officers, directors and 10% shareholders were met, except with respect to: Samuel M. Bowling made one late Form 4 filing; William C. Dolin made one late Form 4 filing; Frank S. Harkins, Jr. made two late Form 4 filings; Leon
K. Oxley made one late Form 4 filing; Mark H. Schaul made one late Form 4 filing; Albert M. Tieche, Jr. made one late Form 4 filing; Larry L. Dawson made one late Form 4 filing and Peggy L. Schultz made one late Form 4 filing.

Item 11.  Executive Compensation

     The text of Item 11. of the Form 10-K is hereby amended and restated in its entirety as follows:

Summary of Compensation

     The following table sets forth the annual compensation for the Company's Chief Executive Officer and its other most highly paid executive officers, as well as the total compensation paid to each individual during the Company's last three fiscal years:


                          Summary Compensation Table
                              Annual Compensation
                              -------------------

                                                                                    (2)              Securities
Name and                                                           (1)           All Other           Underlying
Principal Position                     Year     Salary ($)      Bonus ($)     Compensation ($)       Options (#)
----------------------------------------------------------------------------------------------------------------
Steven J. Day                          1999       240,000              -         25,043                 15,000
 President, Chief Executive            1998       209,773              -         18,789                 25,900
 Officer and Director                  1997       203,663        107,691         26,485                      -

Philip L. McLaughlin                   1999       180,000              -         17,082                 15,000
 Executive Vice President and          1998       175,534         23,182          1,600                  2,777
 Chairman of the Board                 1997       173,229          4,400            800                  3,666

Carlin K. Harmon                       1999        76,678              -        411,736(3)                   -
 Executive Vice President              1998       167,256              -         16,054                    719
 and Director                          1997       162,384         86,053         24,021                      -

Robert A. Henson                       1999       150,000              -         24,084                 15,000
 Chief Financial Officer               1998       105,375              -         17,006                 15,461
                                       1997       102,306         55,123         24,953                      -

Matthew B. Call                        1999       150,000              -         24,965                 15,000
 Executive Vice President              1998        92,880              -         16,263                 15,339
                                       1997        90,175         40,526         23,536                      -

John W. Alderman III                   1999       128,750              -         20,780                      -
 Senior Vice President and             1998       128,750              -         16,331                 15,143
 Chief Legal Counsel                   1997        83,333         35,000              -                  7,500

(1) Includes bonus awards under the Company's Incentive Plan.
(2) Includes the imputed value of life insurance benefits, automobile allowances and Company matching and profit-sharing contributions under the Company's Profit-Sharing and 401(k) Plan, which was implemented January 1, 1991, and the Company's ESOP, which was implemented January 1, 1996.
(3) Mr. Harmon retired from the Company in June, 1999. Prior to his retirement, Mr. Harmon served City Holding Company as an Executive Vice President since 1990 and, previously, as President and Chief Executive Officer of First State Bank and Trust since 1972. Included in Mr. Harmon's other compensation is $386,603 that was paid in 1999 as an inducement for early retirement.

Summary of Stock Option Activity

     The following table sets forth certain information concerning stock options granted during 1999 to the named executive officers:

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                        Annual Rates of Stock
                                                                                           Appreciation for
                                Individual Grants                                            Option Term
--------------------------------------------------------------------------------------------------------------
                               Number of      % of Total
                               Securities       Options
                               Underlying      Granted to      Exercise
                                Options       Employees in   Price per    Expiration
Name                            Granted          1999          Share         Date          5%          10%
--------------------------------------------------------------------------------------------------------------
Steven J. Day                    15,000          6.30%          15.25      12/6/2004    $63,150       $139,650

Philip L. McLaughlin             15,000          6.30%          15.25      12/6/2004     63,150        139,650

Carlin K. Harmon                      -             -               -              -          -              -

Robert A. Henson                 15,000          6.30%          15.25      12/6/2004     63,150        139,650

Matthew B. Call                  15,000          6.30%          15.25      12/6/2004     63,150        139,650

John W. Alderman, III                 -              -              -              -          -              -

     The following table summarizes options exercised during 1999 and presents the value of unexercised options held by the named executives at December 31, 1999:

                                                                    Number of Securities         Value of Unexercised In-
                                                                   Underlying Unexercised         the-Money Options at
                                                                   Options at Fiscal Year-         Fiscal Year-End ($)
                          Shares Acquired on       Value           End (#) Exercisable (E)/          Exercisable (E)/
         Name                Exercise (#)       Realized ($)          Unexercisable (U)              Unexercisable (U)
-------------------------------------------------------------------------------------------------------------------------
Steven J. Day                    -                       -               37,545 (E)                        -
                                                                         19,014 (U)                        -

Philip L. McLaughlin         4,444                 $16,589               22,108 (E)                        -
                                                                         13,222 (U)
Carlin K. Harmon                 -                       -                    -                            -

Robert A. Henson                 -                       -               18,323 (E)                        -
                                                                         19,014 (U)                        -

Matthew B. Call                  -                       -               16,533 (E)
                                                                         19,014 (U)

John W. Alderman, III            -                       -               15,745 (E)                        -
                                                                          7,014 (U)                        -

Summary of Retirement Benefits

Stock Incentive Plan
--------------------

Shares Subject to Option; Administration

    The Company's Compensation Committee administers the Stock Incentive Plan. The Committee may delegate its authority to administer the Stock Incentive Plan to an officer of the Company. Under the Stock Incentive Plan, a total of 1,300,000 shares of Common Stock are available for grant. This limitation can be adjusted, as the Compensation Committee determines is appropriate, in the event of a change in the number of outstanding shares of Common Stock by reason of a stock dividend, stock split, combination, reclassification, recapitalization or other similar events. The terms of outstanding awards also may be adjusted by the Committee to reflect such changes. Primarily due to stock dividends declared in prior years, the maximum number of shares in the Stock Incentive Plan currently total 1,399,300.

Eligibility

    Key employees of the Company and its related entities and individuals who provide services to the Company and its related entities are eligible to participate in the Stock Incentive Plan.

Plan Benefits

    The Committee may, from time to time, grant stock options, stock appreciation rights ("SARs"), or stock awards to Stock Incentive Plan participants. Options granted under the Stock Incentive Plan may be incentive stock options ("ISOs") or nonqualified stock options. The Committee will fix the option price at the time the option is granted, but in the case of an ISO, the price cannot be less than the shares' fair market value on the date of grant. The option price may be paid in cash, or, with the Committee's consent, with shares of Common Stock, a combination of cash and Common Stock, or in installments.

    SARs entitle the participant to receive the excess of the fair market value of a share of Common Stock on the date of exercise over the initial value of the SAR. The initial value of the SAR is the fair market value of a share of Common Stock on the date of grant.

    SARs may be granted in relation to option grants ("Corresponding SARs") or independently of option grants. The difference between these two types of SARs is that to exercise a Corresponding SAR, the participant must surrender unexercised that portion of the stock option to which the Corresponding SAR relates.

    Participants may also be awarded shares of Common Stock pursuant to a stock award. The Committee may prescribe that a participant's right in a stock award shall be nontransferable or forfeitable or both unless certain conditions are satisfied. These conditions may include, for example, a requirement that the participant continue employment with the Company for a specified period or that the Company or the participant achieves stated objectives.

    The Stock Incentive Plan provides that outstanding options and SARs will become exercisable and outstanding stock awards will be earned in full and nonforfeitable upon a change in control.

Duration of Stock Incentive Plan

    No option, SAR or stock award may be granted under the Stock Incentive Plan after March 8, 2003.

Termination, Suspension, or Amendment of Stock Incentive Plan

    The Company's Board of Directors may, without further action by shareholders, terminate or suspend the Stock Incentive Plan in whole or in part. The Board of Directors may also amend the Stock Incentive Plan except that no amendment that increases the number of shares of Common Stock that may be issued under the Stock Incentive Plan or changes the class of individuals who may be selected to participate in the Plan will become effective until it is approved by shareholders.

Employee Benefit Plans
----------------------

    Under the Company's Profit Sharing & 401(k) Plan (the "Plan"), a deferred compensation plan under the Internal Revenue code, eligible participants, including Messrs. Day, McLaughlin, Henson, Call and Alderman, may contribute from 1% to 15% of pre-tax earnings to their Plan accounts. Contributions may be invested in any of six investment options as selected by the participant, including Company Common Stock. The Company matches, in its Common Stock, 50% of the first 6% of earnings contributed by each participant. Although the profit sharing features of this Plan remain intact, future profit sharing contributions, if any, are expected to be made to the Employee Stock Ownership Plan.

    City Holding Company's Employees Stock Ownership Plan ("ESOP"), covers all eligible employees, including Messrs. Day, McLaughlin, Henson, Call and Alderman, who have completed one year of service and have attained the age of
21. The ESOP plan was created January 1, 1996, and includes both a Money Purchase and a Stock Bonus feature. Annually, the Company will contribute to the Money Purchase account an amount equal to 9% of eligible compensation. The Stock Bonus account contributions are discretionary and are determined annually by the Company's Board of Directors. For the year ended December 31, 1999, ESOP contributions for Messrs. Day, McLaughlin, Henson, Call and Alderman equaled 9% of the 1999 maximum contribution limit as set forth by the Internal Revenue Service. Contributions to all executive officers of the Company aggregated $148,000, and included contributions of $14,400, $12,500, $14,064, $14,153 and
$12,081, respectively to Messrs. Day, McLaughlin, Henson, Call and Alderman.

Compensation Committee Report on Executive Compensation

    The Compensation Committee of the Board of Directors of the Company (the "Committee") is comprised of three outside directors, none of whom serves on the board of any other Committee member's company or organization. The Committee has access to both outside legal counsel and consultants.

To the Board of Directors of City Holding Company:

    The Compensation Committee of the Board of Directors of the Company submits the following report of its deliberations with respect to compensation of the Company executives, including the Company's Chief Executive Officer, Mr. Day, for 1999:

     City Holding executives are generally compensated under the Company's Incentive Plan (the "Incentive Plan") adopted in 1992. The Incentive Plan is designed to link executive compensation to the performance of the Company and to provide levels of compensation adequate to attract and to retain quality management.

     Compensation under the Incentive Plan includes base salaries with provisions for annual increases and bonuses, including stock options, based on individual and corporate performance. Bonuses are paid one-half in cash and one-half in Common Stock, while stock options are awarded at the Committee's discretion. Maximum salary increases (as a percentage of the percentage increase in the Consumer Price Index) and bonuses, including stock options, (as a percentage of salary) are calculated under the Incentive Plan based upon performance as measured by annual return on average assets and return on average equity. The Committee believes that these ratios best measure performance that is likely to translate into increased shareholder value. The Incentive Plan may be amended or rescinded at any time. The Plan was suspended in 1999, due to the operating results of the Company.

     Base Salaries. Base salaries for Mr. Day, Mr. McLaughlin, Mr. Henson and Mr. Call were determined in accordance with the minimum salary provisions of their respective employment agreements. Base salaries for all other executives were not increased in 1999.

     Annual Bonuses. For performance in 1999, no bonus awards have been granted.

                              Respectfully submitted,



                              Dr. D. K. Cales
                              William C. Dolin
                              Jay C. Goldman
                              Robert T. Rogers

Employment and Consulting Agreements

     The Company has entered into employment agreements with Steven J. Day, Philip L. McLaughlin, Robert A. Henson and Matthew B. Call (individually, the "named executive"). The agreements specify terms of employment, including compensation. The contracts were entered into on December 31, 1998 and terminate on the day next preceding the fifth (for Messrs. Day and McLaughlin) and third (for Messrs. Henson and Call) anniversary of the date of the contracts, except that on each monthly anniversary date, the agreements are automatically extended for an additional month. The agreements provide that if the named executive voluntarily terminates his employment at any time after December 31, 1999, the named executive will be entitled to receive annually 60% of his Termination Compensation, as defined, until the earlier of (i) five years from the date on which the named executive voluntarily terminates employment or (ii) the date on which the named executive reaches age 65. In the event the named executive's employment is terminated by the Company other than for "just cause", the named executive will receive the highest amount of annual cash compensation received during any of the preceding five calendar years in each year until the end of the term of the agreement. In the event of a change of control of the Company, the named executive may voluntarily terminate employment with the Company up until twenty-four months after the change of control and be entitled to receive in lump sum (i) any compensation due but not yet paid through the date of termination and (ii) an amount equal to Termination Compensation multiplied by a factor of 2.99.

     The Company has also entered into an employment and consulting agreement with Frank S. Harkins, Jr., a director. The agreement was entered into on December 31, 1998 and specified a term of employment until June 1, 1999, with a consulting arrangement comprising business development and retention activities commencing on that date and continuing for five years thereafter. The agreement specifies the terms of the employment and consulting arrangement, including annual compensation of $200,000. In the event Mr. Harkins' employment or consulting arrangement is terminated by the Company other than for "just cause", Mr. Harkins will continue to receive the annual cash compensation in each year until the end of the term of the agreement.

     The Company has also entered into an employment agreement with John W. Alderman, III. This agreement also specifies terms of employment, including compensation. The contract was entered into on April 21, 1997, and terminates forty-five months from that date. The agreement provides that the Company may only terminate the employment of Mr. Alderman for good cause, as defined.

Stock Performance Graph
-----------------------

     The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to City Holding Company's shareholders during the five-year period ended December 31, 1999, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company's Peer Group. The Peer Group consists of publicly-traded financial institutions over $1 billion but less than $5 billion in assets headquartered in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland.

                             [GRAPH APPEARS HERE]

The Stock Performance Graph assumes $100 was invested on January 1, 1994.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The text of Item 12. of the Form 10-K is hereby amended and restated in its entirety as follows:

     The Company's only authorized voting equity security is its Common Stock, par value $2.50 per share (the "Common Stock"). As discussed on the preceding pages, the Company's Common Stock has one vote per share on all matters except the election of Directors.

     The table below presents certain information as of the Record Date regarding beneficial ownership of shares of Common Stock by Directors, nominees for Director, named executive officers, and all Directors and executive officers as a group. The Company knows of no person that owns more than 5% of the outstanding Common Stock.

                                                                  Common Shares         Aggregate
                           Sole Voting and                         Subject to a         Percentage
Name of Beneficial Owner   Investment Power      Other (1)      Right to Acquire (2)      Owned
----------------------------------------------------------------------------------------------------
Samuel M. Bowling                80,261             5,665                                   *
Phillip W. Cain                   4,530               576                                   *
Dr. D. K. Cales                  92,152                --                                   *
Hugh R. Clonch                   19,378            91,985                                   *
Steven J. Day                    35,676            22,805              37,545               *
William C. Dolin                125,262             1,413                                   *
Robert D. Fisher                  9,983                --                                   *
Jay C. Goldman                   10,983               333                                   *
David W. Hambrick                32,113             3,006                 832               *
David E. Haden                   61,932               762                                   *
Frank S. Harkins, Jr.            32,799            10,000               2,777               *
Carlin K. Harmon                 43,719                --                                   *
Tracy W. Hylton II               12,019                --                                   *
C. Dallas Kayser                 33,949               465                                   *
Bernard C. McGinnis III          98,325               403                                   *
Thomas L. McGinnis              100,113               417                                   *
Philip L. McLaughlin             32,291               370              22,108               *
Leon K. Oxley                    32,803            58,400                                   *
E. M. Payne III                   4,895            51,730                                   *
Robert T. Rogers                 21,588             2,721                                   *
Mark H. Schaul                   22,388             1,752                                   *
James E. Songer, Sr.             49,999             6,823                                   *
Albert M. Tieche, Jr.            30,000                --                                   *
Robert A. Henson                  6,868             9,391              18,323               *
Matthew B. Call                   2,724             2,665              16,533               *
John W. Alderman III              1,020             1,104              15,745               *
Directors and Executive
 Officers as a group          1,012,118           302,285             157,447            8.72%

________________________________________________________________________________

* Less than 1%.

(1) Includes shares (a) owned by or with certain relatives; (b) held in various fiduciary capacities; (c) held by certain corporations; (d) held in trust by the Company's 401(k) and Profit Sharing Plan; or (e) held in trust by the Company's Employee Stock Ownership Plan (ESOP).
(2) Includes options to acquire shares of the Company's common stock that are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

     The text of Item 13. of the Form 10-K is hereby amended and restated in its entirety as follows:

     During 1999, the Company and its subsidiaries had, and expect to have in the future, banking transactions with officers and directors of the Company, their immediate families and entities in which they are principal owners (more than 10% interest). The transactions are in the ordinary course of business and on substantially the same terms, including interest rates and security, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable factors. Additionally, NOTE SIX of Notes to Consolidated Financial Statements appearing on page 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, included as Exhibit 13 to the Form 10-K filed by the Company on April 14, 2000 is incorporated herein by reference.

     The Company has entered into employment agreements and an employment and consulting agreement with certain of its named executive officers and directors. See "Employment and Consulting Agreements" above under Item 11 - Executive Compensation.

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


                                          City Holding Company
                                         -------------------------------
                                          (Registrant)


                                         /s/ Steven J. Day
                                         -------------------------------
                                         Steven Day,
                                         President/Director
                                         (Principal Executive Officer)

                                         /s/ Robert A. Henson
                                         -------------------------------
                                         Robert A. Henson,
                                         Chief Financial Officer
                                         (Principal Financial Officer)


                                         /s/ Michael D. Dean
                                         -------------------------------
                                         Michael D. Dean
                                         Senior Vice President - Finance
                                         (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 2000.


/s/ Samuel M. Bowling*                   /s/ D. K. Cales*
---------------------------              ---------------------------
Samuel M. Bowling                        Dr. D. K. Cales
Director                                 Director


/s/ Hugh R. Clonch*                      /s/ Robert D. Fisher*
---------------------------              ---------------------------
Hugh R. Clonch                           Robert D. Fisher
Director                                 Director


/s/ E. M. Payne III*                     /s/ Jay C. Goldman*
---------------------------              ---------------------------
E. M. Payne III                          Jay C. Goldman
Director                                 Director

/s/ David E. Haden*
----------------------------             ----------------------------
David E. Haden                           Carlin K. Harmon
Director                                 Director


/s/ C. Dallas Kayser*                    /s/ Leon K. Oxley*
----------------------------             ----------------------------
C. Dallas Kayser                         Leon K. Oxley
Director                                 Director


/s/ Mark H. Schaul*                      /s/ Steven J. Day
----------------------------             ----------------------------
Mark H. Schaul                           Steven J. Day
Director                                 Director/President


                                         /s/ Philip L. McLaughlin*
----------------------------             ----------------------------
James E. Songer, Sr.                     Philip L. McLaughlin
Director                                 Director


/s/ B. C. McGinnis III*                  /s/Tracy W. Hylton II*
----------------------------             ----------------------------
B. C. McGinnis III                       Tracy W. Hylton II
Director                                 Director


/s/ Albert M. Tieche, Jr.*
----------------------------             ----------------------------
Albert M. Tieche, Jr.                    Phillip W. Cain
Director                                 Director


/s/ William C. Dolin*                    /s/ David W. Hambrick*
----------------------------             ----------------------------
William C. Dolin                         David W. Hambrick
Director                                 Director


                                         /s/ Thomas L. McGinnis*
----------------------------             ----------------------------
Frank S. Harkins, Jr.                    Thomas L. McGinnis
Director                                 Director


/s/ R. T. Rogers*
----------------------------
R. T. Rogers
Director


    *By: /s/ Steven J. Day
        ----------------------------
     Steven J. Day
     Attorney-in-Fact