Form 10-Q
period 2000-03-31
CITY HOLDING CO
filed 2000-05-15
CIK 726854

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2000
                                 --------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to _____________.

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [_] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value - 16,874,836 shares as of May 12, 2000.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: (1) the sale of the specialty finance servicing and origination divisions, if completed, or the planned relocation of the origination operations may not have the long-term positive impact on the Company's operating results currently anticipated; (2) other plans initiated by the Company to improve its long-term profitability may not be completed timely or may not have the anticipated impact on the Company's operating results; (3) current earnings from the Company's subsidiaries may not be sufficient to fund the cash needs of the Parent Company, including the payment of stockholders' dividends; (4) as critical dates approach during 2000, the Company's technology systems may experience Year 2000-related disruptions; (5) regulatory rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital may change, resulting in the need for increased capital levels with a resulting adverse effect on expected earnings and dividend capability; (6) changes in the interest rate environment may have results on the Company's operating results materially different from those anticipated by the Company's market risk management functions; (7) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (8) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                     Index

                     City Holding Company and Subsidiaries

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheets - March 31, 2000 and December 31,
                    1999
                  Consolidated Statements of Income - Three months ended March
                    31, 2000 and 1999
                  Consolidated Statements of Changes in Stockholders' Equity -
                    Three months ended March 31, 2000 and 1999
                  Consolidated Statements of Cash Flows - Three months ended
                    March 31, 2000 and 1999
                  Notes to Consolidated Financial Statements - March 31, 2000
         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                                March 31              December 31
                                                                                  2000                   1999
                                                                                ---------------------------------
                                                                               (Unaudited)
Assets
Cash and due from banks                                                         $   74,375             $  120,122
Federal funds sold                                                                   3,944                  1,990
                                                                                ---------------------------------
  Cash and Cash Equivalents                                                         78,319                122,112
Securities available for sale, at fair value                                       363,620                381,112
Loans:
  Gross loans                                                                    1,942,285              1,886,114
  Allowance for loan losses                                                        (27,334)               (27,113)
                                                                                ---------------------------------
  Net Loans                                                                      1,914,951              1,859,001
Loans held for sale                                                                116,468                118,025
Retained interests                                                                  76,957                 76,963
Premises and equipment                                                              64,603                 66,119
Accrued interest receivable                                                         17,759                 18,149
Other assets                                                                       159,694                151,009
                                                                                ---------------------------------
  Total Assets                                                                  $2,792,371             $2,792,490
                                                                                =================================

Liabilities
Deposits:
 Noninterest-bearing                                                            $  232,309             $  246,555
 Interest-bearing                                                                1,737,953              1,709,215
                                                                                ---------------------------------
  Total Deposits                                                                 1,970,262              1,955,770
Short-term borrowings                                                              366,838                386,719
Long-term debt                                                                     116,000                116,000
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City
 Holding Company                                                                    87,500                 87,500
 Other liabilities                                                                  53,237                 47,959
                                                                                ---------------------------------
   Total Liabilities                                                             2,593,837              2,593,948

Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares
 authorized; 16,879,815 shares issued and outstanding at March 31,
 2000 and December 31, 1999, including 4,979 and 9,646 shares,
 respectively, in treasury                                                          42,199                 42,199
Capital surplus                                                                     59,081                 59,164
Retained earnings                                                                  113,596                112,951
Cost of common stock in treasury                                                      (136)                  (285)
Accumulated other comprehensive loss                                               (16,206)               (15,487)
                                                                                ---------------------------------
   Total Stockholders' Equity                                                      198,534                198,542
                                                                                ---------------------------------
   Total Liabilities and Stockholders' Equity                                   $2,792,371             $2,792,490
                                                                                =================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                        Three Months Ended March 31
                                                                           2000             1999
                                                                        ----------------------------
Interest Income
Interest and fees on loans                                               $43,750             $43,708
Interest on investment securities:
 Taxable                                                                   4,280               4,274
 Tax-exempt                                                                1,188               1,288
Other interest income                                                         99               1,325
                                                                        ----------------------------
    Total Interest Income                                                 49,317              50,595

Interest Expense
Interest on deposits                                                      18,021              18,597
Interest on short-term borrowings                                          4,667               1,958
Interest on long-term debt                                                 1,589               1,643
Interest on trust preferred securities                                     2,004               1,998
                                                                        ----------------------------
    Total Interest Expense                                                26,281              24,196
                                                                        ----------------------------
    Net Interest Income                                                   23,036              26,399
Provision for loan losses                                                  2,085               2,414
                                                                        ----------------------------
    Net Interest Income After Provision for Loan Losses                   20,951              23,985

Other Income
Investment securities gains                                                    -                  42
Service charges                                                            2,404               2,185
Mortgage loan servicing fees                                               4,854               5,685
Net origination fees on junior-lien mortgages                                902                 193
Gain on sale of loans                                                      1,028                 725
Other income                                                               4,460               5,589
                                                                        ----------------------------
    Total Other Income                                                    13,648              14,419

Other Expenses
Salaries and employee benefits                                            12,421              15,212
Occupancy, excluding depreciation                                          1,847               3,344
Depreciation                                                               3,018               2,628
Advertising                                                                1,611               1,120
Other expenses                                                             9,877               8,315
                                                                        ----------------------------
    Total Other Expenses                                                  28,774              30,619
                                                                        ----------------------------
    Income Before Income Taxes                                             5,825               7,785
Income taxes                                                               1,806               2,540
                                                                        ----------------------------
    Net Income                                                           $ 4,019             $ 5,245
                                                                        ============================

Basic earnings per common share                                            $0.24               $0.31
                                                                        ============================
Diluted earnings per common share                                          $0.24               $0.31
                                                                        ============================
Average common shares outstanding:
 Basic                                                                    16,875              16,820
                                                                        ============================
 Diluted                                                                  16,875              16,820
                                                                        ============================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(in thousands)

                                                                                                Accumulated
                                                                                                   Other           Total
                                                  Common    Capital    Retained    Treasury    Comprehensive    Stockholders'
                                                   Stock    Surplus    Earnings      Stock          Loss            Equity
                                                -----------------------------------------------------------------------------
Balances at December 31, 1999                    $42,199    $59,164    $112,951      $(285)        $(15,487)         $198,542
Comprehensive income:
 Net income                                                               4,019                                         4,019
 Other comprehensive income, net of deferred
  income taxes of $404:
  Unrealized loss on securities                                                                        (719)             (719)
                                                                                                                -------------
 Total comprehensive income                                                                                             3,300
Cash dividends declared ($0.20/share)                                    (3,374)                                       (3,374)
Issuance of contingently-issuable common stock                  (83)                   149                                 66
                                                -----------------------------------------------------------------------------
Balances at March 31, 2000                       $42,199    $59,081    $113,596      $(136)        $(16,206)         $198,534
                                                =============================================================================

                                                                                                Accumulated
                                                                                                   Other           Total
                                                  Common    Capital    Retained    Treasury    Comprehensive    Stockholders'
                                                   Stock    Surplus    Earnings      Stock          Loss            Equity
                                                -----------------------------------------------------------------------------
Balances at December 31, 1998                    $42,051    $58,365    $120,209      $(274)        $   (292)         $220,059
Comprehensive income:
 Net income                                                               5,245                                         5,245
 Other comprehensive income, net of deferred
  income taxes of $1,337:
  Unrealized loss on securities and retained
   interests of $1,981, net of reclassification
   adjustment for gains included in net income
   of $25                                                                                            (2,006)           (2,006)
                                                                                                                 ------------
 Total comprehensive income                                                                                             3,239
Cash dividends declared ($0.20/share)                                    (3,362)                                       (3,362)
Purchase of 11,999 shares of treasury stock                                           (398)                              (398)
Issuance of contingently issuable common stock                  (17)                   132                                115
                                                -----------------------------------------------------------------------------
Balances at March 31, 1999                       $42,051    $58,348    $122,092      $(540)        $ (2,298)         $219,653
                                                =============================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                           Three Months Ended March 31
                                                                              2000              1999
                                                                         -------------------------------
Operating Activities
Net income                                                                 $  4,019           $   5,245
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Net amortization                                                           1,579               1,267
   Provision for depreciation                                                 3,018               2,628
   Provision for possible loan losses                                         2,085               2,414
   Loans originated for sale                                                (96,080)           (110,593)
   Purchases of loans held for sale                                          (8,958)            (60,225)
   Proceeds from loans sold                                                 107,623             127,161
   Realized gains on loans sold                                              (1,028)               (725)
   Decrease (increase) in retained interests                                      6                 (90)
   Realized investment securities gains                                           -                 (42)
   Decrease (increase) in accrued interest receivable                           390              (3,018)
   Increase in other assets                                                  (9,662)            (12,672)
   Increase in other liabilities                                              5,278               7,645
                                                                         ------------------------------
     Net Cash Provided by (Used in) Operating Activities                      8,270             (41,005)

Investing Activities
 Proceeds from maturities and calls of securities held to maturity                -                  27
 Proceeds from sales of securities available for sale                        22,034               5,607
 Proceeds from maturities and calls of securities available for sale          9,800              26,020
 Purchases of securities available for sale                                 (15,597)            (24,012)
 Net increase in loans                                                      (58,035)            (34,204)
 Purchases of premises and equipment                                         (1,502)             (2,213)
                                                                         ------------------------------
     Net Cash Used in Investing Activities                                  (43,300)            (28,775)

Financing Activities
 Net decrease in noninterest-bearing deposits                               (14,246)            (12,336)
 Net increase in interest-bearing deposits                                   28,738              28,374
 Net (decrease) increase in short-term borrowings                           (19,881)             24,995
 Proceeds from long-term debt                                                     -               8,000
 Repayment of long-term debt                                                      -                (117)
 Purchases of treasury stock                                                      -                (398)
 Cash dividends paid                                                         (3,374)             (3,362)
                                                                         ------------------------------
     Net Cash (Used in) Provided by Financing Activities                     (8,763)             45,156
                                                                         ------------------------------
     Decrease in Cash and Cash Equivalents                                  (43,793)            (24,624)
Cash and cash equivalents at beginning of period                            122,112             119,777
                                                                         ------------------------------
     Cash and Cash Equivalents at End of Period                            $ 78,319           $  95,153
                                                                         ==============================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2000. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - SECURITIZATIONS AND RETAINED INTERESTS

     The Company did not transact a securitization during the first quarter of 1999 and terminated its securitization program subsequent to the May 1999 securitization. As of March 31, 2000 and 1999, the Company reported retained interests in its securitizations of approximately $76.96 million and $65.71 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. To date, negative fair value adjustments approximating $21.57 million, pre-tax, have been recorded. Such fair value declines, deemed to be temporary, have been recorded through the Other Comprehensive Income section with Stockholders' Equity. Adjustments to the estimated fair value of retained interests are primarily the result of the actual performance of the underlying collateral pools and changes in the expected future performance of those loans. Additionally, the actual performance of the underlying collateral loans has resulted in the delay in the expected timing of the receipt of future cash flows by the Company as a result of increased overcollateralization requirements.

     Key assumptions used in estimating the fair value of the Company's retained interests as of March 31, 2000 and 1999 were as follows:

                                                       March 31
                                               2000               1999
                                          --------------------------------

Prepayment speed (CPR)                      15-21%               17-21%
Weighted average cumulative defaults        13.39%               10.00%
Weighted average discount rate              14.00%               12.23%


     At March 31, 2000, the sensitivity of the current estimated fair value of retained interests to immediate ten percent and twenty percent changes in assumptions were as follows:

Book value at March 31, 2000                                        $ 76,957

Prepayment curve:
 Impact on fair value of 10% increase in the prepayment curve          1,379
 Impact on fair value of 20% increase in the prepayment curve          2,032
Default curve:
 Impact on fair value of 10% increase in the default curve           (10,673)
 Impact on fair value of 20% increase in the default curve           (17,997)
Discount rate:
 Impact on fair value of 10% increase in the discount rate            (5,431)
 Impact on fair value of 20% increase in the discount rate           (10,603)


     These sensitivity analyses are hypothetical. As these figures indicate, any change in estimated fair value based on a ten percent variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

NOTE C - LONG TERM DEBT

     Long-term debt includes an obligation of the Parent Company consisting of a $16.00 million term loan with an unrelated party. At March 31, 2000, $16.00 million was outstanding. The loan agreement, which matures on October 1, 2009, requires ten equal, annual principal payments of $1.60 million, with interest payments due quarterly. The loan has a variable rate (6.82625% at March 31, 2000). The loan agreement was amended effective May 1, 2000, to provide for revised terms and conditions. At March 31, 2000, the Company was in violation of a loan covenant under this agreement relating to required return on average assets ratios. Under the revised terms of the agreement, the Company is now in compliance with all loan covenants. Similar to the initial loan agreement, the amended agreement contains certain restrictive provisions applicable to the Parent Company and its lead bank, City National Bank of West Virginia. Such provisions include requirements for City Holding Company to maintain specified tangible capital, loan loss reserve coverage, and net worth levels. Additionally, City National must maintain its "well-capitalized" classification. The Company has pledged the common stock of City National, Del Amo Savings Bank and Frontier State Bank as collateral.

     The Company, through its banking subsidiaries, maintains long-term financing from the FHLB as follows:

     Amount Available      Amount Outstanding      Interest Rate  Maturity Date
--------------------------------------------------------------------------------
                  (in thousands)
          $10,000                   $ 10,000           5.60%      July 2002
           25,000                     25,000           5.47       September 2002
           25,000                     25,000           5.45       October 2006
            5,000                      5,000           5.48       February 2008
           10,000                     10,000           4.86       October 2008
           25,000                     25,000           5.52       October 2009
                              --------------
                                    $100,000
                              --------------

      In addition to the financing discussed above, the Company's subsidiaries have $216.73 million of available borrowings from the Federal Home Loan Bank as of March 31, 2000.

NOTE D - TRUST PREFERRED SECURITIES

     On October 27, 1998, City Holding Capital Trust II (Capital Trust II), a special-purpose statutory trust subsidiary of the Company sold in a public offering $57.5 million of 9.125% trust preferred capital securities (the Capital Securities II) and issued $1.8 million of common securities to the Company. Distributions on the Capital Securities II are payable quarterly and each Capital Security has a stated liquidation value of $25. To fund Capital Trust II, the Company sold to Capital Trust II $59.3 million in 9.125% Junior Subordinated Debentures (the Debentures II) with a stated maturity date of October 31, 2028. The sole assets of Capital Trust II are the Debentures II. Cash distributions on the Capital Securities

II in Capital Trust II are made to the extent interest on the Debentures II is received by Capital Trust II. The Company, through various agreements, has irrevocably and unconditionally guaranteed all of Capital Trust II's obligations under the Capital Securities II regarding payment of distributions and payment on liquidation or redemption of the Capital Securities II, but only to the extent of funds held by Capital Trust II. The Capital Securities II are subject to mandatory redemption (i) in whole, but not in part, at the Stated Maturity upon repayment of the Debentures II, (ii) prior to October 31, 2003, in whole, but not in part, contemporaneously with the optional redemption at any time by the Company of the Debentures II at any time within 90 days following an event of certain changes or amendments to regulatory requirements or federal income tax rules and (iii) in whole or in part, at any time on or after October 31, 2003, contemporaneously with the optional redemption by the Company of the Debentures II at a redemption price equal to the aggregate liquidation amount of the Capital Securities II, plus accumulated but unpaid distributions thereon.

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

NOTE E - COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At March 31, 2000, commitments outstanding to extend credit totaled approximately $275.34 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $34.69 million as of March 31, 2000. Substantially all standby letters of credit have historically expired unfunded.

      Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet and allows hedge accounting when specific criteria are met. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2001. The impact of adopting the provisions of this statement on the Company's financial position or results of operations subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

NOTE G - SEGMENT INFORMATION

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

      To more effectively evaluate and manage the operating performance of each of the Company's business lines, effective April 1, 1999, internal warehouse funding was established for each division within the mortgage-banking and other financial services segments. Prior to April 1, 1999, the community-banking segment provided necessary funding to the divisions within the mortgage-banking and other financial services segments with no associated interest cost. Beginning April 1, 1999, any division that has obtained financing from the community-banking segment is charged a cost of funds, at market interest rates, on the amount of funds borrowed from the community-banking segment. Management has determined that the internal warehouse funding policy provides a "fully-costed" assessment of the operating performance of each division and that instituting such policy provides a more accurate analysis of the performance of each division and business segment. Financial information presented in the following tables has been presented reflecting the actual internal policy in place during each respective period. Selected segment information is included in the following table:

                                                                            Other
                                                   Community   Mortgage   Financial    General
           (in thousands)                           Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                                 ----------------------------------------------------------------------------
For the three months ended March 31, 2000

Net interest income (expense)                     $   26,438  $ (2,844)    $   (72)    $  (486)  $          -     $   23,036
Provision for loan losses                              2,085         -           -           -              -          2,085
                                                  --------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                      24,353    (2,844)        (72)       (486)             -         20,951

Other income                                           4,606     6,978       3,390           5         (1,331)        13,648
Other expenses                                        17,444     7,464       3,449       1,748         (1,331)        28,774
                                                  --------------------------------------------------------------------------
Income before income taxes                            11,515    (3,330)       (131)     (2,229)             -          5,825
Income tax expense (benefit)                           3,907      (527)        (39)     (1,535)             -          1,806
                                                  --------------------------------------------------------------------------
Net Income                                        $    7,608  $ (2,803)    $   (92)    $  (694)  $          -     $    4,019
                                                  ==========================================================================
Average assets                                    $2,730,872  $176,514     $13,324     $12,959   $   (183,927)    $2,749,742
                                                  ==========================================================================

For the three months ended March 31, 1999

Net interest income (expense)                     $   24,487  $  2,240     $    13     $  (341)  $          -     $   26,399
Provision for loan losses                              2,414         -           -           -              -          2,414
                                                  --------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                      22,073     2,240          13        (341)             -         23,985

Other income                                           6,089     6,671       4,563          57         (2,961)        14,419
Other expenses                                        19,335     7,157       4,557       2,531         (2,961)        30,619
                                                  --------------------------------------------------------------------------
Income before income taxes                             8,827     1,754          19      (2,815)             -          7,785
Income tax expense (benefit)                           2,905       697           6      (1,068)             -          2,540
Net Income                                        $    5,922  $  1,057     $    13     $(1,747)  $          -     $    5,245
                                                  ==========================================================================
Average assets                                    $2,312,983  $356,593     $15,972     $10,735   $          -     $2,696,283
                                                  ==========================================================================

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

     Consolidated net income for the three months ended March 31, 2000 was $4.02 million or $0.24 per diluted common share, compared to $5.25 million or $0.31 per diluted common share for the three months ended March 31, 1999. Return on average assets (ROA) was 0.58% and return on average equity (ROE) was 8.08% for the three months ended March 31, 2000. ROA and ROE were 0.78% and 9.54%, respectively, for the same period in 1999.

     As further discussed under the caption Net Interest Income, the $3.36 million, or 12.74%, decline in net interest income in the first quarter of 2000, compared to the first quarter of 1999, was the primary reason for the overall decline in net income, ROA, and ROE. Partially offsetting the decline in net interest income was a $329,000, or 13.63%, decline in the provision for loan losses (see Loan Portfolio) on a quarter-to-quarter basis, and a $1.85 million, or 6.03%, decline in Other Expenses (see Other Income and Expenses), from $30.62 million for the first three months of 1999 to $28.77 million for the first three months of 2000.

NET INTEREST INCOME

     Primarily as a result of significant declines in interest income within the mortgage banking segment and higher overall funding costs, net interest income (tax equivalent basis) declined $3.42 million, or 12.61%, in the first quarter of 2000, compared to the first quarter of 1999. With the Company's reduced participation in the specialty finance sector, the average balance of loans held for sale declined 54.71% on a quarter-to-quarter basis, resulting in a reduction in interest income of $3.36 million. Additionally, management has suspended the accrual of interest income on the Company's retained interests due to the actual performance of the underlying collateral loans and revised forecasts associated with the expected timing of the receipt of cash flows by the Company. As a result, interest income derived from the retained interests declined from $1.24 million during the first three months of 1999 to $41,000 during the same period of 2000. Interest income recognized during 2000 represents interest earned, and cash received, resulting from funds invested during the interim period between the receipt of cash from borrowers and the subsequent payment of cash to noteholders.

     Although interest paid to depositors remained relatively unchanged from quarter-to-quarter, interest expense associated with short term borrowings increased $2.71 million, from $1.96 million during the first quarter of 1999 to $4.67 million during the same period of 2000. This increase was due to the combined effect of rising interest rates and higher volume of such borrowings. General economic conditions throughout the country have resulted in a series of interest rate increases over the last several months by the Federal Reserve. Such interest rate increases have adversely affected the Company's borrowing rates, as evidenced by the significant increase in the cost of short term borrowings. In addition to rate increases, the Company has experienced significant loan growth and sizeable declines in its deposit balances since March 1999, resulting in an increased need for short-term funding. During 1999, the Company sold certain branch facilities , including approximately $121.48 million of deposits, as required by regulatory authorities for approval of the Company's merger of Horizon Bancorp. This change within the Company's balance sheet has resulted in an increase in the average balance of short-term funding from $181.11 million during the first three months of 1999 to $331.31 million during the same period of 2000. See Market Risk Management herein for a further discussion of the Company's liquidity position.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                     Three months ended March 31,
                                                                             2000                                      1999
                                             Average                      Yield/       Average                      Yield/
                                             Balance         Interest      Rate        Balance         Interest      Rate
                                        -----------------------------------------------------------------------------------
Assets
Loan portfolio (1):                           $1,905,127        $40,545      8.51%      $1,726,645        $37,145      8.61%
Loans held for sale                              117,651          3,205     10.90          259,758          6,562     10.10
Securities:
 Taxable                                         268,792          4,280      6.37          286,238          4,274      5.97
 Tax-exempt (2)                                   95,969          1,828      7.62          104,961          1,982      7.55
                                        -----------------------------------------------------------------------------------
  Total securities                               364,761          6,108      6.70          391,199          6,256      6.40
Retained interest in securitized loans            76,959             41      0.21           66,240          1,244      7.51
Federal funds sold                                 3,636             58      6.38            8,349             81      3.88
                                        -----------------------------------------------------------------------------------
  Total interest-earning assets                2,468,134         49,957      8.10        2,452,191         51,288      8.37
Cash and due from banks                           74,600                                    82,467
Bank premises and equipment                       65,440                                    70,015
Other assets                                     168,710                                   109,435
Less: allowance for loan losses                  (27,142)                                  (17,825)
                                        -----------------------------------------------------------------------------------
  Total assets                                $2,749,742                                $2,696,283
                                        ===================================================================================

Liabilities
Demand deposits                               $  420,121        $ 3,164      3.01%      $  346,249        $ 2,553      2.95%
Savings deposits                                 329,361          2,756      3.35          391,541          2,550      2.61
Time deposits                                    967,654         12,101      5.00        1,031,357         13,494      5.23
Short-term borrowings                            331,306          4,667      5.63          181,111          1,958      4.32
Long-term debt                                   116,000          1,589      5.48          104,845          1,643      6.27
Trust preferred securities                        87,500          2,004      9.16           87,500          1,998      9.13
                                        -----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,251,942         26,281      4.67        2,142,603         24,196      4.52
Demand deposits                                  240,736                                   286,708
Other liabilities                                 58,161                                    47,126
Stockholders' equity                             198,903                                   219,846
                                        -----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,749,742                                $2,696,283
                                        ===================================================================================
  Net interest income                                           $23,676                                   $27,092
                                        ===================================================================================
Net yield on earning assets                                                  3.84%                                     4.42%
                                        ====================================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                             Three months ended March 31,
                                                                     2000 vs. 1999
                                                                  Increase (Decrease)
                                                                   Due to Change In:
                                                         Volume            Rate           Net
                                                     --------------------------------------------
Interest-earning assets:
Loan portfolio                                            $ 6,228        $(2,888)       $ 3,340
Loans held for sale                                        (7,178)         3,881         (3,297)
Securities:
 Taxable                                                   (1,084)         1,090              6
 Tax-exempt (1)                                              (265)           111           (154)
                                                     --------------------------------------------
  Total securities                                         (1,349)         1,201           (148)
Retained interest in securitized loans                      1,209         (2,412)        (1,203)
Federal funds sold                                           (206)           183            (23)
                                                     --------------------------------------------
  Total interest-earning assets                           $(1,296)       $   (35)       $(1,331)
                                                     ============================================

Interest-bearing liabilities:
Demand deposits                                           $   555        $    56        $   611
Savings deposits                                           (2,006)         2,212            206
Time deposits                                                (812)          (581)        (1,393)
Short-term borrowings                                       1,984            725          2,709
Long-term debt                                                733           (787)           (54)
Trust preferred securities                                      -              6              6
                                                     --------------------------------------------
  Total interest-bearing liabilities                      $   454        $ 1,631        $ 2,085
                                                     ============================================
  Net Interest Income                                     $(1,750)       $(1,666)       $(3,416)
                                                     ============================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO

The composition of the Company's loan portfolio as of March 31, 2000, is presented in the following table:

Commercial, financial and agricultural                 $  642,689
Real estate-mortgage                                      933,133
Installment loans to individuals                          366,463
                                                     --------------
  Total loans                                          $1,942,285
                                                     ==============

Allowance And Provision for Loan Losses

    Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses inherent in the portfolio. Through the Company's internal loan review department, management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detail loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to historical charge-off percentages and general economic conditions. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history and general economic conditions, with less emphasis placed on specifically reviewing individual credits, unless circumstances suggest that specific reviews are necessary. In these categories, specific loan reviews would be conducted on higher balance and higher risk loans. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio. At March 31, 2000, the allowance for loan losses was $27.33 million or 1.41% of total period-end loans compared to $27.11 million or 1.44% as of December 31, 1999. For further information regarding the Company's allowance for loan losses at December 31, 1999, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1999. As of March 31, 2000, management is of the opinion that the consolidated allowance for loan losses is adequate to provide for losses on existing loans within the portfolio.

    The first quarter 2000 provision for loan losses of $2.09 million represents a decline of $329,000 or 13.63% from the $2.41 million provision for loan losses reported for the first quarter of 1999. This decline corresponds to a minimal decline in net charge-offs for the first quarter of 2000, as compared to the first three months of 1999, and a $2.42 million or 13.42% decline in non-performing loans from March 31, 1999 to March 31, 2000.

                                                            Three months ended          Year ended
                                                                  March 31,            December 31,
Allowance for Loan Losses                                            2000                  1999
                                                           -------------------------------------------
Balance at beginning of period                                      $27,113              $ 17,610
Charge-offs:
 Commercial, financial and agricultural                                (143)               (3,925)
 Real estate-mortgage                                                  (257)               (1,142)
 Installment loans to individuals                                    (2,130)               (7,185)
                                                           -------------------------------------------
Totals                                                               (2,530)              (12,252)

Recoveries:
 Commercial, financial and agricultural                                 135                    81
 Real estate-mortgage                                                    77                   301
 Installment loans to individuals                                       454                 1,349
                                                           -------------------------------------------
Totals                                                                  666                 1,731
                                                           -------------------------------------------
Net charge-offs                                                      (1,864)              (10,521)
Provision for loan losses                                             2,085                19,286
Balance of acquired institution                                           -                   738
                                                           -------------------------------------------
Balance at end of period                                            $27,334              $ 27,113
                                                           ===========================================

As a Percent of Average Total Loans:
  Net charge-offs                                                       .39%                  .59%
  Provision for loan losses                                             .44                  1.08
As a Percent of Non-Performing Loans:
  Allowance for loan losses                                          175.13%               168.55%

Summary of Non-performing Assets

Non-accrual loans                                                   $12,313               $ 9,553
Accruing loans past due 90 days or more                               2,600                 5,830
Restructured loans                                                      695                   703
                                                           -----------------------------------------
 Total non-performing loans                                          15,608                16,086
Other real estate owned                                               4,376                 3,496
                                                           -----------------------------------------
 Total non-performing assets                                        $19,984               $19,582
                                                           =========================================

LOANS HELD FOR SALE

     Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Certain traditional fixed-rate mortgages are originated by the Company, with the intent to sell, servicing released, in the secondary market. This product line enables the Company to provide conventional, fixed-rate mortgage products to its customers, but minimize the interest-rate risk associated with fixed-rate loans. At March 31, 2000, conventional mortgage loans represented $34.94 million or 30.00% of the reported balance of loans held for sale.

     During 1999, the Company merged its correspondent lending division into its broker division and consolidated its separate loan origination platforms into one retail operation. These divisions, respectively, purchase and originate junior lien and similar mortgage loans for sale. Generally, these loans are used by the borrower to finance property improvements or to consolidate personal debt. With the restructuring of these divisions during 1999, the Company significantly reduced the volume of origination and acquisition of this loan product and terminated its loan securitization program.

     Through formal underwriting guidelines and quality control procedures, the Company has implemented policies and procedures to mitigate the risks associated with the junior lien mortgage product, including concentration risk, credit risk, and interest rate risk. Such policies and procedures addressed lending issues related to the creditworthiness of the borrower, credit scores, debt-to-income ratios, borrower credit histories, and other pertinent factors. Due to the nature of the junior lien mortgage loan, less emphasis is placed on the value of the underlying collateral, although property appraisals may be required for certain loans.

     During the first quarter of 2000, the Company originated $96.08 million and purchased $8.96 million in loans held for sale and sold $107.62 million during the same period. This compares to originations of $110.59 million, purchases of $60.23 million and sales of $127.16 million during the first quarter of 1999.

LOAN SECURITIZATIONS

     From December 1997 through May 1999, the Company completed six securitizations of junior lien mortgage loans. Subsequent to the May 1999 securitization, the Company terminated its securitization program. The securitization program was initiated by the Company as a means to mitigate the risk of originating and acquiring this loan product and to continue the growth of the Company's loan servicing portfolio. Each of the securitized pools is serviced by the Company's mortgage loan servicing division. By securitizing originated and purchased junior lien mortgage loans, the Company effectively removed these loans from its balance sheet by creating an investment security or securities, supported by the cash flows generated by these loans, and selling the resulting investment security or securities to independent third parties. As part of this process, the Company provided credit enhancement, in the form of overcollateralization, with respect to the investment security created. As a result, the Company maintains a certain level of credit, prepayment and interest rate risk related to these loans. The risk maintained by the Company, however, is less than that which would be maintained had the Company held these loans on its balance sheet until the loans matured.

     In return for this risk exposure, the Company expects to receive future income from each securitization that is determined as a function of the "excess spread" derived from the securitized loans. The "excess spread", generally, is calculated as the difference between (A) the interest at the stated rate paid by borrowers and (B) the sum of pass-through interest paid to third-party investors and various fees, including trustee, insurance, servicing, and other similar costs. The "excess spread" represents income to be recognized by the Company over the life of the securitized loan pool.

     As of March 31, 2000 and 1999, the Company reported retained interests in these securitized loan pools of approximately $76.96 million and $65.71 million, respectively, including accrued interest. Assumptions used to estimate the retained interest at March 31, 2000, include weighted average cumulative defaults approximating 13.39%, prepayment rates of 15-21% CPR, and a weighted-average discount rate of 14.00%. Management monitors the actual default and prepayment rates of each securitized pool on a monthly basis, in addition to the outstanding pool balance, to ensure the rates used to estimate the retained interest are still reasonable. Quarterly, management re-forecasts expected cash flows for each securitization, updating significant assumptions as necessary. To date, negative fair value adjustments approximating $21.57 million, pre-tax, have been recorded. Such fair value declines, deemed to be temporary, have been recorded through the Other Comprehensive Income section with Stockholders' Equity. Adjustments to the estimated fair value of the retained interests are the result of both actual performance of the underlying collateral pools and revised expected timing of the receipt of cash flows by the Company. Although a fair value reduction has been recorded, re-forecasted cash flows as of March 31,

2000 project undiscounted cash flows to be received by the Company are 2.16 times the total retained interest values, before fair value adjustments.

LOAN SERVICING

     At March 31, 2000 and 1999, the Company maintained a servicing portfolio of $1.71 billion and $1.96 billion, respectively. Of the total servicing portfolio, $1.63 billion and $1.66 billion represented loans serviced for others at March 31, 2000 and 1999, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets of the Company.

     The Company has recorded mortgage loan servicing rights of $9.09 million and $8.33 million at March 31, 2000 and 1999, respectively, associated with the right to service mortgage loans for others. Included in Other Assets in the Consolidated Balance Sheets, the recorded value of mortgage servicing rights is assessed quarterly to determine if the value of those rights has become impaired during the period. In doing so, management estimates the present value of future net cash flows to be derived from its servicing activities. Factors included in the impairment analysis include anticipated servicing income, costs associated with servicing the portfolio, discount rates, and loan prepayment and default rates. As of March 31, 2000, management has determined, based on this analysis, that the recorded value of its servicing rights is fairly stated and there is no impairment in that value.

OTHER INCOME AND EXPENSES

     Total Other Income declined $771,000 or 5.35% from $14.42 million for the first three months of 1999 to $13.65 million for the first three months of 2000. The overall decline in Other Income is due to a number of factors, including the contraction of the Company's specialty finance operations with a corresponding negative impact to fee income derived from mortgage loan servicing operations. Although net origination fees realized from the origination of junior lien mortgage loans increased from period-to-period, during the first quarter of 1999, the Company deferred certain origination fees and associated costs. Such fees and costs were realized during the second quarter of 1999 upon the completion of the Company's May 1999 securitization transaction. Additionally, the sale of certain branch facilities and associated deposit relationships during 1999 resulted in a decline in Other Income reported during the first quarter of 2000.

     Within Other Expenses, salaries and employee benefits declined $2.79 million or 18.35% from $15.21 million during the first quarter of 1999 to $12.42 million during the first quarter of 2000. The decline in compensation costs incurred by the Company corresponds to a 15.00% decline in the number of full-time equivalents (FTEs) employed by the Company during these time periods. As of March 31, 2000, the Company employed 1,503 FTEs compared to 1,768 FTEs employed at March 31, 1999. These declines reflect the impact of the Company's contraction of its specialty finance operations and the reorganization within its community banking segment. Occupancy expense declined $1.50 million or 44.77% from $3.34 million for the first quarter of 1999 to $1.85 million for the first quarter of 2000. This decline is primarily due to the reduced number of branch locations of City National resulting from the sale of certain branch facilities during 1999 and the contraction of the Company's specialty finance operations. Other expenses increased $1.56 million or 18.79% from $8.32 million for the first quarter of 1999 to $9.88 million for the first quarter of 2000, primarily attributable to a loan production office of City National opened at the beginning of the fourth quarter of 1999 in Reston, Virginia.

MARKET RISK MANAGEMENT

     Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other market factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company's balance sheet. The Company seeks to reduce interest rate risk through asset and liability management, where the goal is to optimize the balance between earnings and interest rate risk. The Company's asset and liability management function is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to such risks.

     Liquidity management is a significant factor in monitoring and managing the Company's exposure to market risk. The Company manages its liquidity position to provide necessary funding for asset growth and to ensure that the funding needs of its customers can be satisfied promptly. Growth within the Company's loan portfolio coupled with declines in deposit balances since March 1999 has resulted in the Company's need for increased short-term funding. Increased reliance on short-term funding facilities has increased the Company's exposure to interest rate risk and has resulted in an overall increase in funding costs. Such changes have had an adverse affect on the Company's net interest margin and overall profitability during the first quarter of 2000.

     In recent months, the Company has instituted procedures to slow loan growth and to attract new deposit balances in an effort to reduce its reliance on external funding sources. Additionally, during the first quarter of 2000, the Company issued an additional $30.00 million in brokered certificates of deposit through existing agreements maintained with three investment banking firms. As of March 31, 2000, the outstanding balance of brokered certificates of deposit approximated $52.67 million, compared to $28.04 million at December 31, 1999. As of March 31, 2000, the weighted average maturity of brokered certificates of deposit was less than one year and the weighted average interest rate to be paid by the Company approximated 6.18%. Through additional issues sold subsequent to March 31, 2000, the outstanding balance of brokered certificates of deposit has increased to $119.98 million as of April 30, 2000. The additional issues have similar terms as those previously disclosed.

     Effective May 1, 2000, the terms and conditions of the Parent Company's long term debt and line of credit borrowing facilities were amended. Included in these amendments, the Parent Company's borrowing capacity under its line of credit was reduced from $24.00 million to $15.00 million. As of March 31, 2000, $12.13 million was outstanding pursuant to the terms of the line of credit agreement, which matures on March 31, 2001.

CAPITAL RESOURCES

     During the first quarter of 2000, the Company reported net income of $4.02 million and paid dividends to its shareholders of $3.38 million. Offsetting this increase in equity, the Company reported a $719,000 increase in Other Comprehensive Losses as a result of declines in the fair market value of the Company's available-for-sale securities portfolio. As a result, total equity capital was relatively unchanged during the first three months of 2000.

     Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8 percent (Total capital ratio), with at least one-half of capital consisting of tangible common stockholders' equity (Tier I capital ratio) and a minimum Tier I leverage ratio of 4 percent (Leverage ratio). At March 31, 2000, the Company's total capital to risk-adjusted assets ratio was 10.97%, its Tier I capital ratio was 9.30%, and its leverage ratio was 8.91%. Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as "well capitalized," the banking subsidiaries must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively. As of March 31, 2000, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 11.84%, 10.79%, and 9.96%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Market Risk Management" under Item 2--Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                           None
Item 2.   Changes in Securities                                       None
Item 3.   Defaults Upon Senior Securities                             None
Item 4.   Submission of Matters to a Vote of Security Holders         None
Item 5.   Other Information                                           None
Item 6    Exhibits and Reports on Form 8-K
             Exhibit 11 - Computation of Earnings per Share
             Exhibit 27 - Financial Data Schedule for the three months ended March 31, 2000

             Reports on Form 8-K                                      None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CITY HOLDING COMPANY


                                        By:  /s/ Michael D. Dean
                                             ----------------------------
                                             Michael D. Dean
                                             Senior Vice President - Finance,
                                             Chief Accounting Officer and
                                             Duly Authorized Officer