Form 10-Q
period 2000-06-30
CITY HOLDING CO
filed 2000-08-14
CIK 726854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2000
                                 -------------

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

Common stock, $2.50 Par Value - 16,887,934 shares as of August 10, 2000.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: (1) the Company's plans for divesting unprofitable businesses may not have the positive effect on financial results that is anticipated; (2) the formal agreement with the Comptroller of the Currency may have effects on the Company's business that are not currently anticipated, including effects on operating results; (3) the planned relocation of the origination operations may not have the long-term positive impact on the Company's operating results currently anticipated; (4) other plans initiated by the Company to improve its long-term profitability may not be completed timely or may not have the anticipated impact on the Company's operating results; (5) current earnings from the Company's subsidiaries may not be sufficient to fund the cash needs of the Parent Company, including the payment of stockholders' dividends; (6) as critical dates approach during 2000, the Company's technology systems may experience Year 2000-related disruptions; (7) regulatory rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital may change, resulting in the need for increased capital levels with a resulting adverse effect on expected earnings and dividend capability; (8) changes in the interest rate environment may have results on the Company's operating results materially different from those anticipated by the Company's market risk management functions; (9) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (10) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                     Index
                     City Holding Company and Subsidiaries

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2000 and December 31,
                      1999

                  Consolidated Statements of Income - Six months ended June 30,
                      2000 and 1999 and Three months ended June 30, 2000 and
                      1999

                  Consolidated Statements of Changes in Stockholders' Equity -
                      Six months ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows - Six months ended June
                      30, 2000 and 1999

                  Notes to Consolidated Financial Statements - June 30, 2000

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                               June 30              December 31
                                                                                 2000                   1999
                                                                              ---------------------------------
                                                                             (Unaudited)
Assets
Cash and due from banks                                                       $   91,322             $  120,122
Federal funds sold                                                                 2,658                  1,990
                                                                              ---------------------------------
  Cash and Cash Equivalents                                                       93,980                122,112
Securities available for sale, at fair value                                     364,408                381,112
Loans:
  Gross loans                                                                  2,006,469              1,886,114
  Allowance for loan losses                                                      (27,873)               (27,113)
                                                                              ---------------------------------
  Net Loans                                                                    1,978,596              1,859,001
Loans held for sale                                                               91,821                118,025
Retained interests                                                                76,951                 76,963
Premises and equipment                                                            61,970                 66,119
Accrued interest receivable                                                       18,136                 18,149
Other assets                                                                     159,054                151,009
                                                                              ---------------------------------
  Total Assets                                                                $2,844,916             $2,792,490
                                                                              =================================
Liabilities
Deposits:
 Noninterest-bearing                                                          $  273,336             $  246,555
 Interest-bearing                                                              1,847,592              1,709,215
                                                                              ---------------------------------
  Total Deposits                                                               2,120,928              1,955,770
Short-term borrowings                                                            335,612                386,719
Long-term debt                                                                    50,000                116,000
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City
 Holding Company                                                                  87,500                 87,500
Other liabilities                                                                 52,901                 47,959
                                                                              ---------------------------------
   Total Liabilities                                                           2,646,941              2,593,948

Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares
 authorized; 16,892,913 and 16,879,815 shares issued and
 outstanding at June 30, 2000 and December 31, 1999, including
 4,979 and 9,646 shares, respectively, in treasury                                42,232                 42,199
Capital surplus                                                                   59,174                 59,164
Retained earnings                                                                112,540                112,951
Cost of common stock in treasury                                                    (136)                  (285)
Accumulated other comprehensive loss                                             (15,835)               (15,487)
                                                                              ---------------------------------
   Total Stockholders' Equity                                                    197,975                198,542
                                                                              ---------------------------------
   Total Liabilities and Stockholders' Equity                                 $2,844,916             $2,792,490
                                                                              =================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                                       Six Months Ended June 30
                                                                                          2000           1999
                                                                                     ----------------------------
Interest Income
 Interest and fees on loans                                                          $ 90,500             $84,804
 Interest on investment securities:
  Taxable                                                                               8,505               8,530
  Tax-exempt                                                                            2,359               2,551
 Other interest income                                                                    199               2,783
                                                                                     ----------------------------
     Total Interest Income                                                            101,563              98,668

Interest Expense
 Interest on deposits                                                                  38,240              36,370
 Interest on short-term borrowings                                                      9,636               4,549
 Interest on long-term debt                                                             3,193               2,999
 Interest on trust preferred securities                                                 4,008               3,996
                                                                                     ----------------------------
     Total Interest Expense                                                            55,077              47,914
                                                                                     ----------------------------
     Net Interest Income                                                               46,486              50,754
Provision for loan losses                                                               4,170               4,643
                                                                                     ----------------------------
     Net Interest Income After Provision for Loan Losses                               42,316              46,111

Other Income
 Investment securities gains                                                                2                  48
 Service charges                                                                        5,095               4,507
 Mortgage loan servicing fees                                                           9,755              11,302
 Net origination fees on junior-lien mortgages                                          1,621               4,031
 Gain on sale of loans                                                                    993               5,208
 Other income                                                                           8,171              17,034
                                                                                     ----------------------------
     Total Other Income                                                                25,637              42,130

Other Expenses
 Salaries and employee benefits                                                        27,129              28,991
 Occupancy, excluding depreciation                                                      3,781               6,651
 Depreciation                                                                           6,031               5,619
 Advertising                                                                            2,643               9,353
 Other expenses                                                                        22,098              18,140
                                                                                     ----------------------------
     Total Other Expenses                                                              61,682              68,754
                                                                                     ----------------------------
     Income Before Income Taxes                                                         6,271              19,487
Income Taxes                                                                            1,957               7,248
                                                                                     ----------------------------
     Net Income                                                                      $  4,314             $12,239
                                                                                     ============================

Basic earnings per common share                                                      $   0.26             $  0.73
                                                                                     ============================
Diluted earnings per common share                                                    $   0.26             $  0.73
                                                                                     ============================
Average common shares outstanding:
 Basic                                                                                 16,877              16,820
                                                                                     ============================
 Diluted                                                                               16,877              16,820
                                                                                     ============================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

                                                                             Three Months Ended June 30
                                                                                2000            1999
                                                                          --------------------------------
Interest Income
 Interest and fees on loans                                                 $ 46,750           $  41,096
 Interest on investment securities:
 Taxable                                                                       4,225               4,256
 Tax-exempt                                                                    1,171               1,263
 Other interest income                                                           100               1,458
                                                                          --------------------------------
     Total Interest Income                                                    52,246              48,073

Interest Expense
Interest on deposits                                                          20,219              17,773
Interest on short-term borrowings                                              4,969               2,591
Interest on long-term debt                                                     1,604               1,356
Interest on trust preferred securities                                         2,004               1,998
                                                                          --------------------------------
     Total Interest Expense                                                   28,796              23,718
                                                                          --------------------------------
     Net Interest Income                                                      23,450              24,355
Provision for loan losses                                                      2,085               2,229
                                                                          --------------------------------
     Net Interest Income After Provision for Loan Losses                      21,365              22,126

Other Income
Investment securities gains                                                        2                   6
Service charges                                                                2,691               2,322
Mortgage loan servicing fees                                                   4,901               5,617
Net origination fees on junior-lien mortgages                                    719               3,838
(Loss) gain on sale of loans                                                     (35)              4,483
Other income                                                                   3,711              11,445
                                                                          --------------------------------
     Total Other Income                                                       11,989              27,711
 Other Expenses
Salaries and employee benefits                                                14,708              13,779
Occupancy, excluding depreciation                                              1,934               3,307
Depreciation                                                                   3,013               2,991
Advertising                                                                    1,032               8,233
Other expenses                                                                12,221               9,825
                                                                          --------------------------------
     Total Other Expenses                                                     32,908              38,135
                                                                          --------------------------------
     Income Before Income Taxes                                                  446              11,702
Income Taxes                                                                     151               4,708
                                                                          --------------------------------
     Net Income                                                             $    295           $   6,994
                                                                          ================================
 Basic earnings per common share                                            $   0.02           $    0.42
                                                                          ================================
Diluted earnings per common share                                           $   0.02           $    0.42
                                                                          ================================
Average common shares outstanding:
 Basic                                                                        16,878              16,820
                                                                          ================================
 Diluted                                                                      16,878              16,820
                                                                          ================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(in thousands)


                                                                Common         Capital        Retained     Treasury
                                                                Stock          Surplus        Earnings      Stock
                                                              --------------------------------------------------------
Balances at December 31, 1999                                  $  42,199   $   59,164     $   112,951      $   (285)
Comprehensive income:
 Net income                                                                                     4,314
 Other comprehensive income:
  Unrealized loss on securities of $349, net of
   reclassification adjustment for gains included in net
   income of $1

 Total comprehensive income
Cash dividends declared ($.28/share)                                                           (4,725)
Issuance of contingently-issuable shares of common stock              33           10                           149
                                                              --------------------------------------------------------
Balances at June 30, 2000                                       $ 42,232   $   59,174     $   112,540      $   (136)
                                                              ========================================================

                                                                  Common      Capital      Retained     Treasury
                                                                  Stock       Surplus      Earnings       Stock
                                                              --------------------------------------------------------
Balances at December 31, 1998                                 $   42,051    $   58,365   $   120,209   $  (274)
Comprehensive income:
 Net income                                                                                   12,239
 Other comprehensive income:
  Unrealized gain on securities of $584, net of
   reclassification adjustment for losses included in net
   income of $4

  Total comprehensive income
Cash dividends declared ($.40/share)                                                          (6,725)
Exercise of 22,908 stock options                                      82           337                       5
Purchase of 11,999 shares of treasury stock                                                               (398)
Issuance of contingently-issuable shares of common stock                           (17)                    132
                                                          ------------------------------------------------------------
Balances at June 30, 1999                                     $   42,133    $   58,685   $   125,723   $  (535)
                                                          ============================================================

                                                            Accumulated
                                                               Other                Total
                                                            Comprehensive       Stockholders'
                                                                Loss                Equity
                                                          -------------------------------------
Balances at December 31, 1999                                  (15,487)           $   198,542
Comprehensive income:
 Net income                                                                             4,314
 Other comprehensive income:
  Unrealized loss on securities of $349, net of
   reclassification adjustment for gains included in net
   income of $1                                                   (348)                  (348)
                                                                                ---------------
 Total comprehensive income                                                             3,966
Cash dividends declared ($.28/share)                                                   (4,725)
Issuance of contingently-issuable shares of common stock                                  192
                                                          -------------------------------------
Balances at June 30, 2000                                      (15,835)           $   197,975
                                                          =====================================

                                                            Accumulated
                                                               Other                Total
                                                            Comprehensive       Stockholders'
                                                                Loss                Equity
                                                          -------------------------------------
Balances at December 31, 1998                               $     (292)           $   220,059
Comprehensive income:
 Net income                                                                            12,239
 Other comprehensive income:
  Unrealized gain on securities of $584, net of
   reclassification adjustment for losses included in net
   income of $4                                                 (9,342)                (9,342)
                                                                                ---------------
 Total comprehensive income                                                             2,897
Cash dividends declared ($.40/share)                                                   (6,725)
Exercise of 22,908 stock options                                                          424
Purchase of 11,999 shares of treasury stock                                              (398)
Issuance of contingently-issuable shares of common stock                                  115
                                                          -------------------------------------
Balances at June 30, 1999                                   $   (9,634)           $   216,372
                                                          =====================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                                      Six Months Ended June 30
                                                                                      2000                 1999
                                                                         -----------------------------------------
Operating Activities
Net income                                                                          $   4,314            $  12,239
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Net amortization                                                                     3,155                2,564
   Provision for depreciation                                                           6,031                5,619
   Provision for loan losses                                                            4,170                4,643
   Loans originated for sale                                                         (160,961)            (215,001)
   Purchases of loans held for sale                                                   (16,065)            (129,887)
   Proceeds from loans sold                                                           204,223              490,465
   Realized gains on loans sold                                                          (993)              (5,208)
   Realized investment securities gains                                                    (2)                 (48)
   Decrease (increase) in retained interests                                               12              (25,660)
   Decrease (increase) in accrued interest receivable                                      13               (1,513)
   Increase in other assets                                                           (13,210)             (35,313)
   Increase in other liabilities                                                        4,942                7,078
                                                                         -----------------------------------------
     Net Cash Provided by Operating Activities                                         35,629              109,978

Investing Activities
Proceeds from maturities and calls of securities held to maturity                           -                   27
Proceeds from sales of securities available for sale                                   32,492               13,377
Proceeds from maturities and calls of securities available for sale                    17,652               54,517
Purchases of securities available for sale                                            (31,584)             (59,664)
Net increase in loans                                                                (123,765)             (76,306)
Net cash paid in branch sales                                                               -              (52,094)
Realized gain on branch sales                                                               -               (8,681)
Purchases of premises and equipment                                                    (1,882)              (4,260)
                                                                         -----------------------------------------
     Net Cash Used in Investing Activities                                           (107,087)            (133,084)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits                                26,781              (25,929)
Net increase in interest-bearing deposits                                             138,377                7,469
Net (decrease) increase in short-term borrowings                                      (67,107)              32,939
Proceeds from long-term debt                                                                -                8,000
Repayment of long-term debt                                                           (50,000)             (10,247)
Purchases of treasury stock                                                                 -                 (398)
Exercise of stock options                                                                   -                  424
Cash dividends paid                                                                    (4,725)              (6,725)
                                                                         -----------------------------------------
     Net Cash Provided by Financing Activities                                         43,326                5,533
                                                                         -----------------------------------------
     Decrease in Cash and Cash Equivalents                                            (28,132)             (17,573)
Cash and Cash Equivalents at beginning of period                                      122,112              119,777
                                                                         -----------------------------------------
     Cash and Cash Equivalents at end of period                                     $  93,980            $ 102,204
                                                                         =========================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2000. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the City Holding Company Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - SECURITIZATIONS and RETAINED INTERESTS

        During the first six months of 1999, the Company sold $261.51 million of junior lien mortgage loans in one securitization transaction. Cash proceeds from the securitization totaled $238.16 million and the Company recognized a pre-tax gain of approximately $3.88 million. Subsequent to the May 1999 securitization, the Company terminated its loan securitization program.

     As of June 30, 2000 and 1999, the Company reported retained interests in its securitizations of approximately $76.95 million and $91.37 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. To date, negative fair value adjustments approximating $21.57 million, pre-tax, have been recorded. Such fair value declines, deemed to be temporary, have been recorded through the Other Comprehensive Income section within Stockholders' Equity. Adjustments to the estimated fair value of retained interests are primarily the result of the actual performance of the underlying collateral pools and changes in the expected future performance of those loans. Additionally, the actual performance of the underlying collateral loans has resulted in the delay in the expected timing of the receipt of future cash flows by the Company as a result of increased overcollateralization requirements.

        Key assumptions used in estimating the fair value of the Company's retained interests as of June 30, 2000 and 1999 were as follows:

                                                    June 30
                                              2000             1999
                                          -----------------------------

Prepayment speed (CPR)                       15-21%           17-21%
Weighted average cumulative defaults         13.77%           10.79%
Weighted average discount rate               14.00%           12.87%

        At June 30, 2000, the sensitivity of the current estimated fair value of retained interests to immediate ten percent and twenty percent changes in assumptions were as follows:

Book value at June 30, 2000                                         $ 76,951

Prepayment curve:
 Impact on fair value of 10% increase in the prepayment curve           (775)
 Impact on fair value of 20% increase in the prepayment curve            457
Default curve:
 Impact on fair value of 10% increase in the default curve           (11,798)
 Impact on fair value of 20% increase in the default curve           (17,405)
Discount rate:
 Impact on fair value of 10% increase in the discount rate            (8,112)
 Impact on fair value of 20% increase in the discount rate           (13,548)

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

NOTE C - SHORT-TERM BORROWINGS

         Effective June 21, 2000, the Parent Company's Term Loan agreement was amended to provide for revised terms and conditions, including modifying the maturity date of the Term Loan from October 1, 2009, to March 31, 2001. As a result, the $16.00 million outstanding under the Term Loan as of June 30, 2000, is included in Short-term borrowings in the Consolidated Balance Sheets. The loan agreement requires a $1.60 million principal payment on October 1, 2000, with the remaining unpaid principal balance due at maturity. The Term Loan has a variable rate (7.5625% at June 30, 2000) with interest payments due quarterly. Additionally, $12.13 million outstanding pursuant to the terms of the Parent Company's $15.00 million Line of Credit with an unrelated party is included in Short-term borrowings. The Line of Credit has a variable rate (7.5625% at June 30, 2000) with interest payments due quarterly and principal due at maturity, March 31, 2001.

         Both the Term Loan and the Line of Credit contain certain restrictive provisions applicable to the Parent Company and its lead bank, City National Bank of West Virginia. Such provisions include requirements for City Holding Company to maintain specified tangible capital levels, loan loss reserve coverages, and net worth requirements. Additionally, City National must maintain its designation of "well-capitalized" as determined by its primary regulatory authorities.

         Short term borrowings also include advances from the Federal Home Loan Bank (FHLB) and securities sold under agreement to repurchase. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements.

NOTE D - LONG TERM DEBT

     The Company, through its banking subsidiaries, maintains long-term financing from the Federal Home Loan Bank ("FHLB") as follows:

 Amount Available    Amount Outstanding    Interest Rate      Maturity Date
-----------------------------------------------------------------------------
                (in thousands)
   $10,000                  $10,000            5.60%              July 2002
     5,000                    5,000            5.48           February 2008
    10,000                   10,000            4.86            October 2008
    25,000                   25,000            5.52            October 2009
                 -------------------
                            $50,000
                 ===================

      In addition to the financing discussed above, the Company's subsidiaries have $98.76 million of available borrowings from the FHLB as of June 30, 2000.

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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At June 30, 2000, commitments outstanding to extend credit totaled approximately $285.96 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $35.94 million as of June 30, 2000. Substantially all standby letters of credit have historically expired unfunded.

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

NOTE H - SEGMENT INFORMATION

     The Company operates the following business segments: community banking, mortgage banking, and other financial services. These business segments are primarily identified by the products or services offered and the channels through which the product or service is offered. The community banking operations consists of various community banks that offer customers traditional banking products and services through various delivery channels. The mortgage banking operations include the origination, acquisition, servicing, and sale of mortgage loans. The other financial services business segment consists of nontraditional services offered to customers, such as investment advisory, insurance, and internet technology products. Another defined business segment of the Company is corporate support, which includes the parent company and other support needs.

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

                                                                        Other
                                               Community   Mortgage   Financial    General
           (in thousands)                       Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                             ----------------------------------------------------------------------------
For the six months ended June 30, 2000

Net interest income (expense)                $   52,741    $ (5,108)    $  (136)    $(1,011)     $       -     $   46,486
Provision for loan losses                         4,170           -           -           -              -          4,170
                                             ----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                 48,571      (5,108)       (136)     (1,011)             -         42,316

Other income                                      9,213      12,304       7,238       1,145         (4,263)        25,637
Other expenses                                   38,708      14,611       7,559       5,067         (4,263)        61,682
                                             ----------------------------------------------------------------------------
Income before income taxes                       19,076      (7,415)       (457)     (4,933)             -          6,271
Income tax expense (benefit)                      6,612      (2,947)       (141)     (1,568)             -          1,957
                                             ----------------------------------------------------------------------------
Net Income (loss)                            $   12,464    $ (4,468)    $  (316)    $(3,365)     $       -     $    4,314
                                             ============================================================================
Average assets                               $2,766,776    $182,513     $13,306     $10,286      $(185,637)    $2,787,244
                                             ============================================================================

For the six months ended June 30, 1999

Net interest income (expense)                $   52,049    $   (487)    $  (200)    $  (608)     $       -     $   50,754
Provision for loan losses                         4,643           -           -           -              -          4,643
                                             ----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                 47,406        (487)       (200)       (608)             -         46,111
Other income                                     18,582      20,291       6,942           2         (3,687)        42,130
Other expenses                                   40,516      20,250       8,265       3,410         (3,687)        68,754
                                             ----------------------------------------------------------------------------
Income before income taxes                       24,472        (446)     (1,523)     (4,016)             -         19,487
Income tax expense (benefit)                      9,450        (141)       (493)     (1,568)             -          7,248
                                             ----------------------------------------------------------------------------
Net Income (loss)                            $   16,022    $   (305)    $(1,030)    $(2,448)     $       -     $   12,239
                                             ============================================================================
Average assets                               $2,394,206    $359,464     $12,464     $14,914      $ (86,618)    $2,694,430
                                             ============================================================================

                                                                        Other
                                               Community   Mortgage   Financial    General
           (in thousands)                       Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                             ----------------------------------------------------------------------------
For the three months ended June 30, 2000

Net interest income (expense)                $   26,303    $ (2,264)    $   (64)    $  (525)     $       -     $   23,450
Provision for loan losses                         2,085           -           -           -              -          2,085
                                             ----------------------------------------------------------------------------
Net interest income after provision
for loan losses                                 24,218      (2,264)        (64)       (525)              -         21,365
Other income                                      4,607       5,326       3,848       1,140         (2,932)        11,989
Other expenses                                   21,264       7,147       4,110       3,319         (2,932)        32,908
                                             ----------------------------------------------------------------------------
Income before income taxes                        7,561      (4,085)       (326)     (2,704)             -            446
Income tax expense (benefit)                      2,705      (2,420)       (102)        (33)             -            151
                                             ----------------------------------------------------------------------------
Net Income (loss)                            $    4,856    $ (1,665)    $  (224)    $(2,671)     $       -     $      295
                                             ============================================================================
Average assets                               $2,783,799    $203,091     $12,908     $ 8,532      $(183,602)    $2,824,728
                                             ============================================================================


For the three months ended June 30, 1999

Net interest income (expense)                $   27,562    $ (2,727)    $  (213)    $  (267)     $       -     $   24,355
Provision for loan losses                         2,229           -           -           -              -          2,229
                                             ----------------------------------------------------------------------------
Net interest income after provision                                                                      -
 for loan losses                                 25,333      (2,727)       (213)       (267)                       22,126
Other income                                     12,493      13,620       2,379         (55)          (726)        27,711
Other expenses                                   21,181      13,093       3,708         879           (726)        38,135
                                             ----------------------------------------------------------------------------
Income before income taxes                       16,645      (2,200)     (1,542)     (1,201)             -         11,702
Income tax expense (benefit)                      6,545        (838)       (520)       (479)             -          4,708
                                             ----------------------------------------------------------------------------
Net Income (loss)                            $   10,100    $ (1,362)    $(1,022)    $  (722)     $       -     $    6,994
                                             ============================================================================
Average assets                               $2,539,171    $328,474     $13,924     $20,836      $(191,277)    $2,711,128
                                             ============================================================================

NOTE I - SUBSEQUENT EVENT

     On July 12, 2000, the Company announced that its principal bank subsidiary, City National Bank of West Virginia, had entered into a formal agreement with the Comptroller of the Currency. The agreement requires City National to adopt a three-year comprehensive strategic plan, improve its loan portfolio management, and develop and adhere to a written plan for liquidity, asset and liability management policy. City National also must incorporate liquidity planning in its financial management process, implement a satisfactory program to manage interest rates, and ensure full compliance of its securitization program with recent OCC regulations. Additionally, City National must develop a plan to dispose of loans held for sale that are held in excess of 90 days, develop a three-year capital plan, strengthen internal controls and its audit committee, and establish a program to maintain an adequate allowance for loan and lease losses. Additionally, as a consequence of entering into this agreement, City National must adhere to certain FDIC restrictions regarding the issuance of brokered deposits. City National is also required to maintain its current capital ratios and to establish a committee of its Board of Directors to oversee its compliance with the agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

Six Months Ended June 30, 2000 vs. 1999

     Consolidated net income for the six months ended June 30, 2000 was $4.31 million or $0.26 per diluted common share, compared to $12.24 million or $0.73 per diluted common share for the six months ended June 30, 1999. Return on average assets ("ROA") was 0.31% and return on average equity ("ROE") was 4.33% for the six months ended June 30, 2000. ROA and ROE were 0.91% and 11.08%, respectively, for the same period in 1999.

     The $7.93 million, or 64.75%, decline in net income for the first six months of 2000 was primarily due to an $18.04 million, or 42.82%, decline in non-interest income and non-recurring expenses recorded in the second quarter of 2000. As more fully discussed under the caption Other Income and Expenses, the Company recognized an $8.68 million pre-tax gain on the sale of six branch locations during the first six months of 1999. Additionally, income generated by the mortgage banking segment (primarily loan sale gains, loan origination fees, and loan servicing fees) declined from $20.54 million during the first half of 1999 to $12.37 million during the same period of 2000. Non-recurring expenses of $2.32 million, after taxes, were recorded during the second quarter of 2000, including $1.55 million attributable to expenses incurred by the Company associated with the termination and non-competition agreements signed with former officers of the Company and $767,000 associated with the downsizing of the Company's Specialty Finance operations in California. As further discussed under Net Interest Income, the Company's net interest income declined $4.27 million, or 8.41%, from $50.75 million during the first six months of 1999 to $46.49 million during the same period of 2000. Partially offsetting the declines in net interest income and non-interest income, non-interest expense declined $7.07 million, or 10.29%, from 1999 to 2000, primarily as a result of decreased advertising costs (see Other Income and Expenses).

Three Months Ended June 30, 2000 vs. 1999

     Consolidated net income for the three months ended June 30, 2000 was $295,000 or $0.02 per diluted common share, compared to $6.99 million or $0.42 per diluted common share for the three months ended June 30, 1999. ROA was 0.04% and ROE was 0.59% for the three months ended June 30, 2000. ROA and ROE were 1.03% and 12.68%, respectively, for the same period in 1999.

     The $6.70 million, or 95.78%, decline in net income was primarily due to declines in non-interest income of $15.72 million, or 56.74% from 1999 to 2000, and non-recurring charges against income recorded during the quarter ended June 30, 2000. During the second quarter of 1999, the Company recorded an $8.68 million pre-tax gain on the sale of six branch locations. Additionally, income from mortgage banking activities declined $8.35 million, or 59.93%, from $13.94 million during the second quarter of 1999 to $5.59 million during the second quarter of 2000. Partially offsetting the decline in non-interest income, non-interest expense declined $5.23 million, or 13.71%, from $38.14 million for the quarter ended June 30, 1999 to $32.91 million for the quarter ended June 30, 2000. This decline was primarily due to a $7.20 million decline in advertising costs.

     As previously discussed, the Company recorded non-recurring expenses of approximately $2.32 million, after taxes, during the second quarter of 2000. Of this total, $1.55 million was attributable to expenses incurred by the Company associated with the termination and non-competition agreements signed with former officers of the Company and $767,000 associated with the downsizing of its Specialty Finance operations in California.

NET INTEREST INCOME

Six Months Ended June 30, 2000 vs. 1999

     Primarily as a result of significant declines in interest income within the mortgage banking segment and higher overall funding costs, net interest income (tax equivalent basis) declined $4.37 million, or 8.39%, for the first six months of 2000, as compared to the first six months of 1999. Although interest income earned on the Company's core loan portfolio increased $9.60 million, or 12.93%, during the first six months of 2000, as compared to the same period of 1999, interest earned on the Company's loans held for sale portfolio declined $3.91 million, or 37.07%, during the same period. The decline in interest earned on the loans held for sale portfolio was due primarily to a $108.79 million decline in the average balance of loans held for sale, reflecting the Company's reduced participation in the Specialty Finance sector. Additionally, management has suspended the accrual of interest income on the Company's retained interests due to the actual performance of the underlying collateral loans and revised forecasts associated with the expected timing of the receipt of cash flows by the Company. As a result, interest income derived from retained interests declined $2.59 million, or 96.75%, from $2.67 million for the first half of 1999, to $87,000 for the same period of 2000. Interest income recognized during 2000 represents interest earned, and cash received, resulting from funds invested during the interim period between the receipt of cash from borrowers and the subsequent payment of cash to noteholders.

     Total funding costs increased $7.16 million, or 14.95%, from $47.91 million for the first six months of 1999, to $55.08 million for the first six months of 2000. This increase was primarily due to a $5.09 million, or 111.83%, increase in interest expense incurred on the Company's short-term borrowings during the first half of 2000, as compared to 1999. A $109.36 million increase in the average balance of short-term borrowings, coupled with a 172 basis point increase in the average cost of short-term borrowings resulted in this increased interest expense. General economic conditions throughout the country have resulted in a series of interest rate increases over the last several months by the Federal Reserve. Such increases have resulted in an increased funding cost incurred by the Company. Additionally, the Company has experienced significant loan growth and moderate declines in the average balance of its deposit balances since March 1999, resulting in an increased reliance on short-term funding. During 1999, the Company sold certain branch facilities, including approximately $121.48 million of deposits, as required by regulatory authorities for approval of the Company's merger of Horizon Bancorp. The decline in the average balance of the Company's deposits is primarily due to the aforementioned branch sales. See Market Risk Management, herein, for a further discussion of the Company's liquidity position.

Three Months Ended June 30, 2000 vs. 1999

     Net interest income (tax equivalent basis) declined $955,000, or 3.81%, from $25.04 million for the second quarter of 1999, to $24.08 million for the second quarter of 2000. Growth within the Company's core loan portfolio resulted in a $6.24 million increase in interest income. This increase, however, was largely offset by a decline in interest earned on retained interests and higher overall funding costs. As noted above, management has suspended the accrual of interest income on the Company's retained interests. As a result, interest income derived from retained interests declined $1.38 million, or 96.78%, from $1.43 million for the second quarter of 1999, to $46,000 for the second quarter of 2000. Total funding costs increased $5.08 million, or 21.41%, from $23.72 million for the second quarter of 1999, to $28.80 million for the same period of 2000. This increase was due to a $2.45 million, or 13.76%, increase in interest expense associated with the Company's deposit balances and a $2.38 million, or 91.78%, increase in interest expense associated with short-term borrowings from the second quarter of 1999 to 2000. As noted above, recent increases in interest rates by the Federal Reserve have resulted in a significant increase in the Company's funding costs. Additionally, and as more fully discussed under the caption Market Risk Management, to fund core loan growth and compensate for declines in core deposit balances, the Company has increased its reliance on the issuance of brokered certificates of deposit. Generally, brokered certificates of deposit represent a higher cost of funding than core deposits obtained through the Company's branch market areas. Increases in the volume of brokered certificates of deposit issued by the Company have added to the Company's overall higher funding costs.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                        Six months ended June 30,
                                                          2000                                      1999
                                                Average                    Yield/       Average                      Yield/
                                                Balance       Interest      Rate        Balance         Interest      Rate
                                              -----------------------------------------------------------------------------
Assets
Loan portfolio (1)                            $1,941,559       $ 83,868      8.64%      $1,743,106       $ 74,265      8.52%
Loans held for sale                              117,903          6,632     11.25          226,694         10,539      9.30
Securities:
 Taxable                                         266,878          8,505      6.37          284,458          8,530      6.00
 Tax-exempt (2)                                   96,569          3,629      7.52          104,308          3,925      7.53
                                              -----------------------------------------------------------------------------
  Total securities                               363,447         12,134      6.68          388,766         12,455      6.41
Retained interest in securitized loans            76,957             87      0.23           72,413          2,673      7.38
Federal funds sold                                 3,274            112      6.84            5,948            110      3.70
                                              -----------------------------------------------------------------------------
  Total earning assets                         2,503,140       $102,833      8.22%       2,436,927       $100,042      8.21%
Cash and due from banks                           75,316                                    94,094
Bank premises and equipment                       64,687                                    69,522
Other assets                                     171,435                                   112,115
Less: allowance for possible
loan losses                                      (27,334)                                  (18,228)
                                              -----------------------------------------------------------------------------
  Total assets                                $2,787,244                                $2,694,430
                                              =============================================================================

Liabilities
Demand deposits                               $  415,805       $  6,273      3.02%      $  364,251       $  5,511      3.03%
Savings deposits                                 326,159          5,473      3.36          336,150          5,011      2.98
Time deposits                                  1,021,472         26,494      5.19        1,025,388         25,848      5.04
Short-term borrowings                            329,091          9,636      5.86          219,727          4,549      4.14
Long-term debt                                   105,443          3,193      6.06          104,076          2,999      5.76
Trust preferred securities                        87,500          4,008      9.16           87,500          3,996      9.13
                                              -----------------------------------------------------------------------------
  Total interest-bearing liabilities           2,285,470         55,077      4.82        2,137,092         47,914      4.48
Demand deposits                                  244,173                                   287,017
Other liabilities                                 58,250                                    49,303
Stockholders' equity                             199,351                                   221,018
                                              -----------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,787,244                                $2,694,430
                                              =============================================================================
 Net interest income                                           $ 47,756                                  $ 52,128
                                              =============================================================================
 Net yield on earning assets                                                 3.82%                                     4.28%
                                              =============================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                              Six months ended June 30,
                                                                    2000 vs. 1999
                                                                 Increase (Decrease)
                                                                   Due to Change In:
                                                          Volume           Rate            Net
                                                   ---------------------------------------------
Interest-earning assets:
Loan portfolio                                            $ 8,560         $ 1,043        $ 9,603
Loans held for sale                                        (8,875)          4,968         (3,907)
Securities:
 Taxable                                                   (1,075)          1,050            (25)
 Tax-exempt (1)                                              (291)             (5)          (296)
                                                   ---------------------------------------------
  Total securities                                          1,366           1,045           (321)
Retained interest in securitized loans                        473          (3,059)        (2,586)
Federal funds sold                                           (129)            131              2
                                                   ---------------------------------------------
  Total interest-earning assets                           $(1,337)        $ 4,128        $ 2,791
                                                   =============================================

Interest-bearing liabilities:
Demand deposits                                           $   809         $   (47)       $   762
Savings deposits                                             (393)            855            462
Time deposits                                                (273)            919            646
Short-term borrowings                                       2,776           2,311          5,087
Long-term debt                                                 40             154            194
Trust preferred securities                                      -              12             12
                                                   ---------------------------------------------
  Total interest-bearing liabilities                      $ 2,959         $ 4,204        $ 7,163
                                                   =============================================
  Net Interest Income                                     $(4,296)        $   (76)       $(4,372)
                                                   =============================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                     Three months ended June 30,
                                                               2000                                      1999
                                             Average                      Yield/       Average                      Yield/
                                             Balance         Interest      Rate        Balance         Interest      Rate
                                        -----------------------------------------------------------------------------------
Assets
Loan portfolio (1)                            $1,976,355        $43,359      8.78%      $1,747,574        $37,120      8.50%
Loans held for sale                              119,792          3,391     11.32          193,629          3,976      8.21
Securities:
 Taxable                                         264,357          4,225      6.39          283,751          4,256      6.00
 Tax-exempt (2)                                   97,776          1,801      7.37          104,049          1,943      7.47
                                        -----------------------------------------------------------------------------------
  Total securities                               362,133          6,026      6.66          387,800          6,199      6.39
Retained interest in securitized loans            76,956             46      0.24           78,518          1,429      7.28
Federal funds sold                                 2,912             54      7.42            3,546             29      3.27
                                        -----------------------------------------------------------------------------------
  Total earning assets                         2,538,148        $52,876      8.33%       2,411,067        $48,753      8.09%
Cash and due from banks                           76,031                                   118,874
Bank premises and equipment                       63,934                                    68,502
Other assets                                     174,140                                   131,312
Less: allowance for possible
loan losses                                      (27,526)                                  (18,627)
                                        -----------------------------------------------------------------------------------
  Total assets                                $2,824,727                                $2,711,128
                                        ===================================================================================

Liabilities
Demand deposits                               $  411,490        $ 3,109      3.02%      $  382,007        $ 2,958      3.10%
Savings deposits                                 322,956          2,717      3.37          330,425          2,461      2.98
Time deposits                                  1,075,291         14,393      5.35        1,005,116         12,354      4.92
Short-term borrowings                            326,875          4,969      6.08          248,049          2,591      4.18
Long-term debt                                    94,852          1,604      6.76          103,307          1,356      5.25
Trust preferred securities                        87,500          2,004      9.16           87,500          1,998      9.13
                                        -----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,318,964         28,796      4.97        2,156,404         23,718      4.40
Demand deposits                                  247,609                                   280,326
Other liabilities                                 58,356                                    53,698
Stockholders' equity                             199,798                                   220,700
                                        -----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,824,727                                $2,711,128
                                        ===================================================================================
Net interest income                                             $24,080                                   $25,035
                                        ===================================================================================
Net yield on earning assets                                                 3.79%                                     4.15%
                                        ===================================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                             Three months ended June 30,
                                                                    2000 vs. 1999
                                                                 Increase (Decrease)
                                                                 Due to Change In:
                                                        Volume          Rate            Net
                                                   --------------------------------------------
Interest-earning assets:
Loan portfolio                                            $ 4,987        $ 1,252        $ 6,239
Loans held for sale                                        (6,336)         5,751           (585)
Securities:
 Taxable                                                   (1,155)         1,124            (31)
 Tax-exempt (1)                                              (116)           (26)          (142)
                                                   --------------------------------------------
  Total securities                                         (1,271)         1,098           (173)
Retained interest in securitized loans                        (28)        (1,355)        (1,383)
Federal funds sold                                            (33)            58             25
                                                   --------------------------------------------
  Total interest-earning assets                           $(2,681)       $ 6,804        $ 4,123
                                                   ============================================

Interest-bearing liabilities:
Demand deposits                                           $   552        $  (401)       $   151
Savings deposits                                             (341)           597            256
Time deposits                                                 896          1,143          2,039
Short-term borrowings                                         977          1,401          2,378
Long-term debt                                               (637)           885            248
Trust preferred securities                                      -              6              6
                                                   --------------------------------------------
  Total interest-bearing liabilities                      $ 1,447        $ 3,631        $ 5,078
                                                   ============================================
  Net Interest Income                                     $(4,128)       $ 3,173        $  (955)
                                                   ============================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO

     The composition of the Company's loan portfolio as of June 30, 2000 and December 31, 1999, is presented in the following table:

                                            June 30, 2000    December 31, 1999
                                           -----------------------------------

Commercial, financial and agricultural       $  575,817         $  589,116
Real estate-mortgage                            981,685            949,830
Installment loans to individuals                448,967            347,168
                                           -----------------------------------
  Total loans                                $2,006,469         $1,886,114
                                           ===================================

Allowance and Provision for Loan Losses

  Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses in the portfolio. Through the Company's internal loan review department, management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detail loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to historical charge-off percentages and general economic conditions. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history and general economic conditions, with less emphasis placed on specifically reviewing individual credits, unless circumstances suggest that specific reviews are necessary. In these categories, specific loan reviews would be conducted on higher balance and higher risk loans. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio. At June 30, 2000, the allowance for loan losses was $27.87 million or 1.39% of total period-end loans compared to $27.11 million or 1.44% as of December 31, 1999. For further information regarding the

Company's allowance for loan losses, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1999. As of June 30, 2000, management is of the opinion that the consolidated allowance for loan losses is adequate to provide for losses on existing loans within the portfolio.

  The provision for loan losses for the first six months of 2000 was $4.17 million, compared to $4.64 million for the first half of 1999. This represents a $473,000, or 10.19%, decline in the provision for loan losses in 2000, as compared to 1999. While year-to-date net charge-offs remained relatively unchanged ($3.46 million in 1999, as compared to $3.41 million in 2000), non-performing loans have declined $4.88 million, or 25.35%, from $19.23 million at June 30, 1999, to $14.36 million at June 30, 2000. The decline in non-performing loans from period-to-period resulted in the slightly lower loan loss provision through June 30, 2000.

                                                      Six months ended       Year ended
                                                          June 30,          December 31,
Allowance for Loan Losses                                   2000                1999
                                                      -------------------------------------
Balance at beginning of year                              $27,113           $ 17,610
Charge-offs:
 Commercial, financial and agricultural                      (507)            (3,925)
 Real estate-mortgage                                        (499)            (1,142)
 Installment loans to individuals                          (3,656)            (7,185)
                                                      -------------------------------------
Totals                                                     (4,662)           (12,252)

Recoveries:
 Commercial, financial and agricultural                       213                 81
 Real estate-mortgage                                         124                301
 Installment loans to individuals                             915              1,349
                                                      -------------------------------------
Totals                                                      1,252              1,731
                                                      -------------------------------------
Net charge-offs                                            (3,410)           (10,521)
Provision for loan losses                                   4,170             19,286
Balance of acquired institution                                 -                738
                                                      -------------------------------------
Balance at end of period                                  $27,873           $ 27,113
                                                      =====================================

As a Percent of Average Total Loans:
 Net charge-offs                                             0.35%              0.59%
 Provision for loan losses                                   0.43               1.08
As a Percent of Non-performing Loans:
 Allowance for loan losses                                 194.16%            168.55%

                                                    June 30, 2000        December 31, 2000
                                             -----------------------------------------------
Summary of Non-performing Assets
Non-accrual loans                                     $11,995                   $ 8,844
Accruing loans past due 90 days or more                 1,673                     5,126
Restructured loans                                        688                       879
                                             -----------------------------------------------
 Total non-performing loans                            14,356                    14,849
Other real estate owned                                 5,265                     2,626
                                             -----------------------------------------------
 Total non-performing assets                          $19,621                   $17,475
                                             ===============================================

LOANS HELD FOR SALE

         Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Certain traditional fixed-rate mortgages are originated by the Company, with the intent to sell, servicing released, in the secondary market. This product line enables the Company to provide conventional, fixed-rate mortgage products to its customers, but minimize the interest-rate risk associated with fixed-rate loans. At June 30, 2000, conventional mortgage loans represented $32.41 million or 35.30% of the reported balance of loans held for sale.

         Following a series of actions taken during 1999 to restructure and downsize its California Specialty Finance loan origination operations, the Company effectively closed these locations during the second quarter of 2000 and transferred the remaining platform to its Reston, Virginia loan production offices. Such actions also included terminating the Company's loan securitization program. As a result of these actions, the Company has significantly reduced the volume of origination and acquisition of junior lien mortgage loans since the first quarter of 1999. Reflecting this reduced volume, the average balance of loans held for sale declined from $226.69 million for the first six months of 1999 to $117.90 million for the first six months of 2000.

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

         During the first six months of 2000, the Company originated $160.96 million and purchased $16.07 million in loans held for sale and sold $204.22 million during the same period. This compares to originations of $215.00 million, purchases of $129.89 million and sales of $490.47 million during the first six months of 1999.

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

         As of June 30, 2000 and 1999, the Company reported retained interests in these securitized loan pools of approximately $76.95 million and $91.37 million, respectively, including accrued interest. Assumptions used to estimate the retained interest at June 30, 2000, include weighted average cumulative defaults approximating 13.77%, prepayment rates of 15-21% CPR, and a weighted-average discount rate of 14.00%. Management monitors the actual default and prepayment rates of each securitized pool on a monthly basis, in addition to the outstanding pool balance, to ensure the rates used to estimate the retained interest are still reasonable. Quarterly, management re-forecasts expected cash flows for each securitization, updating significant assumptions as necessary. To date, negative fair value adjustments approximating $21.57 million, pre-tax, have been recorded. Such fair value declines, deemed to be temporary, have been recorded through the

Other Comprehensive Income section with Stockholders' Equity. Adjustments to the estimated fair value of the retained interests are the result of both actual performance of the underlying collateral pools and revised expected timing of the receipt of cash flows by the Company. Although a fair value reduction has been recorded, re-forecasted cash flows as of June 30, 2000 project undiscounted cash flows to be received by the Company are 2.26 times the total retained interest values, before fair value adjustments.

LOAN SERVICING

         At June 30, 2000 and 1999, the Company maintained a servicing portfolio of $1.64 billion and $1.93 billion, respectively. Of the total servicing portfolio, $1.55 billion and $1.81 billion represented loans serviced for others at June 30, 2000 and 1999, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets of the Company.

         The Company has recorded mortgage loan servicing rights of $8.35 million and $11.22 million at June 30, 2000 and 1999, respectively, associated with the right to service mortgage loans for others. Included in Other Assets in the Consolidated Balance Sheets, the recorded value of mortgage servicing rights is assessed quarterly to determine if the value of those rights has become impaired during the period. In doing so, management estimates the present value of future net cash flows to be derived from its servicing activities. Factors included in the impairment analysis include anticipated servicing income, costs associated with servicing the portfolio, discount rates, and loan prepayment and default rates. As of June 30, 2000, management has determined, based on this analysis, that the recorded value of its servicing rights is fairly stated and there is no impairment in that value.

OTHER INCOME AND EXPENSES

Six Months Ended June 30, 2000 vs. 1999

         Total Other Income declined $16.49 million, or 39.15%, from $42.13 million during the first six months of 1999, to $25.64 million during the same period of 2000. Due to the sale of six branch locations during the second quarter of 1999, a pre-tax gain of approximately $8.68 million was recorded and included in Other Income. Additionally, with the downsizing of the Company's California Specialty Finance loan origination operations throughout 1999 and into 2000, loan volume was significantly reduced. Corresponding to the reduced loan volume, net origination fee income declined $2.41 million, or 59.79%, from $4.03 million during the first six months of 1999, to $1.62 million in 2000. Similarly, the decline in the loan servicing portfolio resulted in a $1.55 million, or 13.69%, decline in loan servicing fees from 1999 to 2000. With reduced loan volume and the termination of the Company's loan securitization program after May 1999, gains recognized from loan sales declined $4.22 million, or 80.93%, from $5.21 million during the first six months of 1999, to $993,000 during the same period of 2000.

         Total Other Expenses declined $7.07 million, or 10.29%, from $68.75 million during the first six months of 1999, to $61.68 million in 2000. This decline was primarily due to a $6.71 million, or 71.74%, decline in advertising expenses. The decline in advertising costs was largely due to the contraction of the Company's Specialty Finance operations. With the downsizing of those operations, the Company significantly reduced the volume of its nationwide direct mail solicitation of potential borrowers. Occupancy expense declined $2.87 million, or 43.15%, from $6.65 million during the first six months of 1999 to $3.78 million in 2000. This decline was primarily due to the reduced number of branch locations of City National and the contraction of the Company's Specialty Finance operations. Excluding non-recurring 2000 charges associated with the termination and non-competition agreements signed with certain former officers of the Company and charges for severance-related expenses, salaries and employee benefits expense declined $4.37 million, or 15.07%, from $28.99 million in 1999 to $24.62 million in 2000. The decline in compensation costs corresponds to a 8.76% decline in the number of full-time equivalents (FTEs) employed by the Company during these periods. As of June 30, 2000, the Company employed 1,438 FTEs, as compared to 1,576 FTEs as of June 30, 1999. These declines reflect the impact of the Company's downsizing of its California Specialty Finance operations and the reorganization within its community banking segment. Other expenses increased $3.96 million, or 21.82%, from $18.14 million during the first six months of 1999, to $22.10 million in 2000. This increase was primarily attributable to the expenses associated with the Reston, Virginia loan production office, which was opened in the fourth quarter of 2000.

Three Months Ended June 30, 2000 vs. 1999

         Total Other Income decreased $15.72 million, or 56.74%, from $27.71 million during the second quarter of 1999, to $11.99 million in 2000. As noted above, an $8.68 million gain resulting from the sale of six branch locations was recorded during the second quarter of 1999. Additionally, income derived from mortgage banking activities declined from $13.94 million during the second quarter of 1999 to $5.59 million in 2000. In addition to the impact of downsizing the Specialty Finance operations, the Company recognized a pre-tax loss of $716,000 on the sale of two pools of junior lien mortgage loans with a total book value of $27.12 million during the second quarter of 2000. The loss on the sale of these loan pools offset the gains recognized from recurring loan sale activity and is included in the $35,000 net loss on sale of loans reported for the three months ended June 30, 2000.

         Total Other Expenses declined $5.23 million, or 13.71%, from $38.14 million during the second quarter of 1999 to $32.91 million in 2000. This decline was primarily due to a $7.20 million, or 87.47%, decline in advertising costs as discussed above. Occupancy expense declined $1.37 million, or 41.52%, from $3.31 million in 1999 to $1.93 million in 2000 due to restructuring within the mortgage banking and community banking segments, as previously discussed. Excluding non-recurring charges, compensation costs declined $1.58 million, or 11.45%, from $13.78 million during the second quarter of 1999 to $12.20 million in 2000. Other expenses increased $2.40 million, or 24.39%, from $9.83 million in 1999, to $12.22 million in 2000, primarily due to the Reston, Virginia loan production office.

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

         Liquidity management is a significant factor in monitoring and managing the Company's exposure to market risk. The Company manages its liquidity position to provide necessary funding for asset growth and to ensure that the funding needs of its customers can be satisfied promptly. Growth within the Company's loan portfolio coupled with declines in deposit balances since March 1999 has resulted in the Company's need for increased short-term funding. Increased reliance on short-term funding facilities has increased the Company's exposure to interest rate risk and has resulted in an overall increase in funding costs. Such changes have had an adverse affect on the Company's net interest margin and overall profitability during the first six months of 2000.

         In recent months, the Company has instituted procedures to slow loan growth and to attract new deposit balances in an effort to reduce its reliance on external funding sources. Additionally, during the first six months of 2000, the Company issued an additional $162.17 million in brokered certificates of deposit through agreements maintained with various investment banking firms. As of June 30, 2000, the outstanding balance of brokered certificates of deposit approximated $174.62 million, compared to $28.04 million at December 31, 1999. As of June 30, 2000, the weighted average maturity of brokered certificates of deposit was less than one year and the weighted average interest rate to be paid by the Company approximated 6.41%. Through additional issues sold subsequent to June 30, 2000, the outstanding balance of brokered certificates of deposit has increased to $212.31 million as of July 31, 2000. The additional issues have similar terms as those previously disclosed.

     Effective June 21, 2000, the Parent Company's Term Loan agreement was amended to provide for revised terms and conditions, including modifying the maturity date of the Term Loan from October 1, 2009, to March 31, 2001. As a result, the $16.00 million outstanding under the Term Loan as of June 30, 2000, is included in Short-term borrowings in the Consolidated Balance Sheets. The loan agreement requires a $1.60 million principal payment on October 1, 2000, with the remaining unpaid principal balance due at maturity.

CAPITAL RESOURCES

         Stockholders' equity declined approximately $567,000, or 0.29%, from $198.54 million at December 31, 1999, to $197.98 million at June 30, 2000. During the first six months of 2000, the Company reported net income of $4.31 million and paid dividends to its shareholders of $4.73 million, thus reducing stockholders' equity by $411,000 during the period. Additionally, declines in the fair market value of the Company's securities available-for-sale portfolio resulted in an additional $348,000 decline in stockholders' equity during the period.

         Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8 percent (Total capital ratio), with at least one-half of capital consisting of tangible common stockholders' equity (Tier I capital ratio) and a minimum Tier I leverage ratio of 4 percent (Leverage ratio). At June 30, 2000, the Company's total capital to risk-adjusted assets ratio was 10.99%, its Tier I capital ratio was 9.29%, and its leverage ratio was 8.65%. Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as "well capitalized," the banking subsidiaries must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively. As of June 30, 2000, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 11.88%, 10.82%, and 10.20%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Market Risk Management" under Item 2--Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings

             The Company is party to various legal actions that are incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. See Note I - "Subsequent Events" for a description of City National Bank of West Virginia's formal agreement with the Comptroller of the Currency.

Item 2.      Changes in Securities

             On June 6, 2000, the Company issued 13,098 shares of its common stock to one of the previous owners of MarCom, Inc. pursuant to a Supplemental Purchase Agreement entered into on April 15, 1998, between City National Bank of West Virginia, a subsidiary of the Company, and the previous owners of MarCom, Inc. The Company's common stock issued in this transaction was not registered under the Securities Act of 1933, in reliance on Section 4(2) of such Act, as a transaction not involving any public offering.

Item 3.      Defaults Upon Senior Securities                          None
Item 4.      Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on July 17, 2000 at which time shareholders were to consider two proposals, as follows:

             1. Election of six Class One (I) directors to serve for a term of three years.
             2. Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors of the Company for 2000.

             The vote tabulation for each matter was as follows:

             1.  Election of Directors to the Board of Directors:

Director                  Votes For        Votes Withheld     Abstentions
-------------------------------------------------------------------------------

Mark H Schaul             10,050,049         945,636                   -
David W. Hambrick         10,228,149         767,536                   -
Frank S. Harkins, Jr.     10,121,741         873,944                   -
Albert M. Tieche, Jr.     10,161,741         833,801                   -
Thomas E. Lilly           10,228,487         767,198                   -
James E. Songer, II       10,175,235         820,450                   -

     2. Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors of the Company for 2000:

                   Votes For       Votes Against       Abstentions
                -----------------------------------------------------
                   10,278,025         643,828            73,832

Item 5.   Other Information                                             None
Item 6    Exhibits and Reports on Form 8-K:

            Exhibits

            Exhibit 11 - Computation of Earnings per Share
            Exhibit 27 - Financial Data Schedule for the six months ended June 30, 2000


            Reports on Form 8-K

            On May 17, 2000, the Company filed a Current Report on Form 8-K, attaching a news release issued on May 15, 2000, announcing its second quarter 2000 dividend of eight cents per share. The announced dividend represented a decrease of 60% from 1999 cash dividends on an annualized basis.

            On June 15, 2000, the Company filed a Current Report on Form 8-K, attaching a news release issued on June 14, 2000, announcing the appointment of Robert A. Henson as Acting Chief Executive Officer of the Company.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CITY HOLDING COMPANY

Date: August 14, 2000
                                         By:  /s/ Michael D. Dean
                                             ----------------------------------
                                             Michael D. Dean
                                             Senior Vice President - Finance,
                                             Chief Accounting Officer and
                                             Duly Authorized Officer