Form 10-Q
period 2000-09-30
CITY HOLDING CO
filed 2000-11-14
CIK 726854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to_____________.

Commission File number 0-1173

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


         West Virginia                                   55-0619957
-------------------------------             ------------------------------------
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

Common stock, $2.50 Par Value - 16,887,934 shares as of November 10, 2000.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: (1) the Company's plans for divesting unprofitable businesses may not have the positive effect on financial results that is anticipated; (2) the Company's formal agreement with the Comptroller of the Currency may have effects on the Company's business that are not currently anticipated, including effects on operating results; (3) the planned relocation of the origination operations may not have the long-term positive impact on the Company's operating results currently anticipated; (4) other plans initiated by the Company to improve its long-term profitability may not be completed timely or may not have the anticipated impact on the Company's operating results; (5) current earnings from the Company's subsidiaries may not be sufficient to fund the cash needs of the Parent Company, including the payment of stockholders' dividends; (6) regulatory rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital may change, resulting in the need for increased capital levels with a resulting adverse effect on expected earnings and dividend capability; (7) changes in the interest rate environment may have results on the Company's operating results materially different from those anticipated by the Company's market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                     Index
                     City Holding Company and Subsidiaries

Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets - September 30, 2000 and December
                    31, 1999 Consolidated Statements of Income - Nine months ended September 30, 2000 and 1999 and Three months ended September 30, 2000 and 1999
                 Consolidated Statements of Changes in Stockholders'
                    Equity - Nine months ended September 30, 2000 and 1999
                 Consolidated Statements of Cash Flows - Nine months ended
                    September 30, 2000 and 1999
                 Notes to Consolidated Financial Statements - September 30, 2000

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

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                                September 30         December 31
                                                                                    2000                1999
                                                                    ---------------------------------------------
                                                                                (Unaudited)
Assets
Cash and due from banks                                                         $   76,890             $  120,122
Federal funds sold                                                                   3,136                  1,990
                                                                    ---------------------------------------------
  Cash and Cash Equivalents                                                         80,026                122,112
Securities available for sale, at fair value                                       375,879                381,112
Loans:
  Gross loans                                                                    2,025,676              1,886,114
  Allowance for loan losses                                                        (27,219)               (27,113)
                                                                    ---------------------------------------------
  Net Loans                                                                      1,998,457              1,859,001
Loans held for sale                                                                 14,184                118,025
Retained interests                                                                  76,946                 76,963
Premises and equipment                                                              67,266                 66,119
Accrued interest receivable                                                         19,284                 18,149
Other assets                                                                       141,454                151,009
                                                                    ---------------------------------------------
  Total Assets                                                                  $2,773,496             $2,792,490
                                                                    =============================================

Liabilities
Deposits:
 Noninterest-bearing                                                            $  251,279             $  246,555
 Interest-bearing                                                                1,848,591              1,709,215
                                                                    ---------------------------------------------
  Total Deposits                                                                 2,099,870              1,955,770
Short-term borrowings                                                              304,801                386,719
Long-term debt                                                                      40,000                116,000
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City
 Holding Company                                                                    87,500                 87,500


Other liabilities                                                                   43,420                 47,959
                                                                    ---------------------------------------------
   Total Liabilities                                                             2,575,591              2,593,948

Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares
 authorized; 16,892,913 and 16,879,815 shares issued and
 outstanding at September 30, 2000 and December 31, 1999, including
 4,979 and 9,646 shares, respectively, in treasury                                  42,232                 42,199



Capital surplus                                                                     59,174                 59,164
Retained earnings                                                                  110,269                112,951
Cost of common stock in treasury                                                      (136)                  (285)
Accumulated other comprehensive loss                                               (13,634)               (15,487)
                                                                    ---------------------------------------------
   Total Stockholders' Equity                                                      197,905                198,542
                                                                    ---------------------------------------------
   Total Liabilities and Stockholders' Equity                                   $2,773,496             $2,792,490
                                                                    =============================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                                  Nine Months Ended September 30
                                                                                     2000                 1999
                                                                         -----------------------------------------
Interest Income
 Interest and fees on loans                                                          $136,521             $126,121
 Interest on investment securities:
  Taxable                                                                              12,789               12,835
  Tax-exempt                                                                            3,504                3,785
 Other interest income                                                                    305                3,795
                                                                         -----------------------------------------
     Total Interest Income                                                            153,119              146,536

Interest Expense
 Interest on deposits                                                                  60,590               54,142
 Interest on short-term borrowings                                                     14,298                7,278
 Interest on long-term debt                                                             3,700                4,470
 Interest on trust preferred securities                                                 6,013                6,010
                                                                         -----------------------------------------
     Total Interest Expense                                                            84,601               71,900
                                                                         -----------------------------------------
     Net Interest Income                                                               68,518               74,636
Provision for loan losses                                                               8,450                7,327
                                                                         -----------------------------------------
     Net Interest Income After Provision for Loan Losses                               60,068               67,309

Other Income
 Investment securities gains                                                                2                   52
 Service charges                                                                        7,900                7,301
 Mortgage loan servicing fees                                                          14,294               17,013
 Net origination fees on junior-lien mortgages                                          2,211                4,493
 (Loss) gain on sale of loans                                                          (2,309)               5,805
 Other income                                                                          12,103               20,934
                                                                         -----------------------------------------
     Total Other Income                                                                34,201               55,598

Other Expenses
 Salaries and employee benefits                                                        37,827               42,793
 Occupancy, excluding depreciation                                                      5,564                8,428
 Depreciation                                                                           9,008                8,578
 Advertising                                                                            3,280               10,939
 Other expenses                                                                        33,652               29,150
                                                                         -----------------------------------------
     Total Other Expenses                                                              89,331               99,888
                                                                         -----------------------------------------
     Income Before Income Taxes                                                         4,938               23,019
Income tax expense                                                                      1,545                8,462
                                                                         -----------------------------------------
     Net Income                                                                      $  3,393             $ 14,557
                                                                         =========================================

Basic earnings per common share                                                      $   0.20             $   0.86
                                                                         =========================================
Diluted earnings per common share                                                    $   0.20             $   0.86
                                                                         =========================================
Average common shares outstanding:
 Basic                                                                                 16,880               16,833
                                                                         =========================================
 Diluted                                                                               16,880               16,833
                                                                         =========================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                                  Three Months Ended September 30
                                                                                     2000                 1999
                                                                            -----------------------------------------

Interest Income
 Interest and fees on loans                                                           $46,021              $41,317
 Interest on investment securities:
  Taxable                                                                               4,284                4,305
  Tax-exempt                                                                            1,145                1,234
 Other interest income                                                                    106                1,012
                                                                         -----------------------------------------
     Total Interest Income                                                             51,556               47,868

Interest Expense
 Interest on deposits                                                                  22,350               17,772
 Interest on short-term borrowings                                                      4,662                2,729
 Interest on long-term debt                                                               507                1,471
 Interest on trust preferred securities                                                 2,005                2,014
                                                                         -----------------------------------------
     Total Interest Expense                                                            29,524               23,986
                                                                         -----------------------------------------
     Net Interest Income                                                               22,032               23,882
Provision for loan losses                                                               4,280                2,684
                                                                         -----------------------------------------
     Net Interest Income After Provision for Loan Losses                               17,752               21,198

Other Income
 Investment securities gains                                                                -                    4
 Service charges                                                                        2,805                2,794
 Mortgage loan servicing fees                                                           4,539                5,711
 Net origination fees on junior-lien mortgages                                            590                  462
 (Loss) gain on sale of loans                                                          (3,302)                 216
 Other income                                                                           3,932                4,281
                                                                         -----------------------------------------
     Total Other Income                                                                 8,564               13,468

Other Expenses
 Salaries and employee benefits                                                        10,698               13,802
 Occupancy, excluding depreciation                                                      1,783                1,777
 Depreciation                                                                           2,977                2,959
 Advertising                                                                              637                1,586
 Other expenses                                                                        11,554               11,010
                                                                         -----------------------------------------
     Total Other Expenses                                                              27,649               31,134
                                                                         -----------------------------------------
     (Loss) Income Before Income Taxes                                                 (1,333)               3,532
Income tax (benefit) expense                                                             (412)               1,214
                                                                         -----------------------------------------
     Net (Loss) Income                                                                $  (921)             $ 2,318
                                                                         =========================================

Basic earnings per common share                                                       $ (0.05)             $  0.14
                                                                         =========================================
Diluted earnings per common share                                                     $ (0.05)             $  0.14
                                                                         =========================================
Average common shares outstanding:
 Basic                                                                                 16,888               16,857
                                                                         =========================================
 Diluted                                                                               16,888               16,857
                                                                         =========================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(in thousands)


                                                                                                       Accumulated
                                                                                                          Other          Total
                                                  Common       Capital      Retained      Treasury    Comprehensive   Stockholders'
                                                  Stock        Surplus      Earnings       Stock          Loss            Equity
                                                ----------------------------------------------------------------------------------
Balances at December 31, 1999                     $ 42,199   $ 59,164      $112,951    $   (285)    $(15,487)         $198,542
Comprehensive income:
 Net income                                                                   3,393                                      3,393
 Other comprehensive income:
  Unrealized gain on securities of $1,854,
   net of reclassification adjustment for gains
   included in net income of $1                                                                         1,853            1,853
                                                                                                                  ----------------
 Total comprehensive income                                                                                              5,246
Cash dividends declared ($.36/share)                                         (6,075)                                    (6,075)
Issuance of contingently-issuable shares of
  common stock                                          33         10                       149                            192
                                                ----------------------------------------------------------------------------------
Balances at September 30, 2000                    $ 42,232   $ 59,174      $110,269    $   (136)     $(13,634)        $197,905
                                                ==================================================================================



                                                                                                       Accumulated
                                                                                                          Other           Total
                                                  Common       Capital      Retained      Treasury    Comprehensive   Stockholders'
                                                  Stock        Surplus      Earnings       Stock          Loss            Equity
                                                ----------------------------------------------------------------------------------
Balances at December 31, 1998                     $ 42,051   $ 58,365      $120,209    $   (274)     $   (292)        $220,059
Comprehensive income:
 Net income                                                                  14,557                                     14,557
 Other comprehensive income:
  Unrealized loss on securities of $9,553,
   net of reclassification adjustment for gains
   included in net income of $33                                                                       (9,520)          (9,520)
                                                                                                                  ----------------
 Total comprehensive income                                                                                              5,037
Cash dividends declared ($.60/share)                                        (10,098)                                   (10,098)
Exercise of 24,240 stock options                        82        311                        49                            442
Purchase of 11,999 shares of treasury stock                                                (398)                          (398)
Issuance of contingently-issuable shares of
  common stock                                          66        615                       132                            813
                                                ----------------------------------------------------------------------------------
Balances at September 30, 1999                    $ 42,199   $ 59,291      $124,668    $   (491)     $ (9,812)        $215,855
                                                ==================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                                   None Months Ended September 30
                                                                                       2000               1999
                                                                               ------------------------------------
Operating Activities
Net income                                                                          $   3,393            $  14,557
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Net amortization                                                                     4,718                4,607
   Provision for depreciation                                                           9,008                8,578
   Provision for loan losses                                                            8,450                7,327
   Loans originated for sale                                                         (193,098)            (291,284)
   Purchases of loans held for sale                                                   (16,065)            (167,762)
   Proceeds from loans sold                                                           300,707              597,696
   Realized (losses) gains on loans sold                                                2,309               (5,805)
   Realized investment securities gains                                                    (2)                 (52)
   Decrease (increase) in retained interests                                               17              (26,622)
   Decrease (increase) in accrued interest receivable                                  (1,135)              (2,677)
   Increase in other assets                                                            (6,359)             (40,061)
   (Decrease) increase in other liabilities                                            (4,539)               5,309
                                                                         -----------------------------------------
     Net Cash Provided by Operating Activities                                        107,404              103,811

Investing Activities
 Proceeds from maturities and calls of securities held to maturity                          -                   27
 Proceeds from sales of securities available for sale                                  22,764               17,330
 Proceeds from maturities and calls of securities available for sale                   38,366               64,650
 Purchases of securities available for sale                                           (50,458)             (81,780)
 Net increase in loans                                                               (137,918)            (104,402)
 Net cash paid in branch sales                                                              -              (52,094)
 Realized gain on branch sales                                                              -               (8,681)
 Net cash acquired in acquisitions                                                          -                7,409
 Purchases of premises and equipment                                                   (2,351)              (7,497)
                                                                         -----------------------------------------
     Net Cash Used in Investing Activities                                           (129,597)            (165,038)

Financing Activities
 Net increase (decrease) in noninterest-bearing deposits                                4,724              (20,517)
 Net increase (decrease) in interest-bearing deposits                                 139,376              (20,383)
 Net (decrease) increase in short-term borrowings                                     (97,918)             105,345
 Proceeds from long-term debt                                                               -                8,000
 Repayment of long-term debt                                                          (60,000)             (19,219)
 Purchases of treasury stock                                                                -                 (398)
 Exercise of stock options                                                                  -                  442
 Cash dividends paid                                                                   (6,075)             (10,098)
                                                                         -----------------------------------------
     Net Cash (Used in) Provided by Financing Activities                              (19,893)              43,172
                                                                         -----------------------------------------
     Decrease in Cash and Cash Equivalents                                            (42,086)             (18,055)
Cash and Cash Equivalents at beginning of period                                      122,112              119,777
                                                                         -----------------------------------------
     Cash and Cash Equivalents at end of period                                     $  80,026            $ 101,722
                                                                         =========================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2000. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the City Holding Company Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - SECURITIZATIONS and RETAINED INTERESTS

        During the first nine months of 1999, the Company sold $261.51 million of junior lien mortgage loans in one securitization transaction. Cash proceeds from the securitization totaled $238.16 million and the Company recognized a pre-tax gain of approximately $3.88 million. Subsequent to the May 1999 securitization, the Company terminated its loan securitization program.

     As of September 30, 2000 and 1999, the Company reported retained interests in its securitizations of approximately $76.95 million and $92.25 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. During 1999, negative fair value adjustments approximating $21.57 million, pre-tax, were recorded to account for declines in the estimated fair value of the Company's retained interests. Such fair value declines, deemed to be temporary, were recorded through the Other Comprehensive Income section within Stockholders' Equity. Adjustments to the estimated fair value of retained interests are primarily the result of the actual performance of the underlying collateral pools and changes in the expected future performance of those loans. Additionally, the actual performance of the underlying collateral loans has resulted in the delay in the expected timing of the receipt of future cash flows by the Company as a result of increased overcollateralization requirements. During 2000, no fair value adjustments have been recorded as there has not been a significant change in the performance of the underlying loans or the expected timing of the receipt of cash flows.

     Recently, the Emerging Issues Task Force released EITF Issue No. 99-20 ("EITF 99-20") which provides accounting guidance for the recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. EITF 99-20 requires that the holder of such instruments recognize the excess of all cash flows attributable to the beneficial interest using the effective yield method. In addition, EITF 99-20 provides a change in the determination of impairment, whereby if the fair value of the beneficial interest has declined below its carrying value, then an impairment analysis should be performed. If there has been an adverse change in the estimated cash flows from the previous cash flows projected (e.g. previous reporting quarter when the valuation was performed), then the condition for an other-than-temporary impairment has been met and the beneficial interest should be written down to the calculated fair value. EITF 99-20 is effective for the first quarter of 2001. The Company is currently evaluating the impact to its financial statements of adoption of EITF 99-20.

        Key assumptions used in estimating the fair value of the Company's retained interests as of September 30, 2000 and 1999 were as follows:

                                               September 30
                                        2000                 1999
                                      ---------------------------

Prepayment speed (CPR)                 15-21%               17-21%
Weighted average cumulative defaults   13.80%               10.79%
Weighted average discount rate         14.00%               12.87%

        At September 30, 2000, the sensitivity of the current estimated fair value of retained interests to immediate ten percent and twenty percent changes in assumptions were as follows:


Book value at September 30, 2000                                       $ 76,946

Prepayment curve:
 Impact on fair value of 10% increase in the prepayment curve             4,663
 Impact on fair value of 20% increase in the prepayment curve             5,611
Default curve:
 Impact on fair value of 10% increase in the default curve               (6,610)
 Impact on fair value of 20% increase in the default curve              (12,556)
Discount rate:
 Impact on fair value of 10% increase in the discount rate               (2,316)
 Impact on fair value of 20% increase in the discount rate               (7,701)


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

NOTE C - SHORT-TERM BORROWINGS

         Effective June 21, 2000, the Parent Company's Term Loan agreement with an unrelated third party was amended to provide for revised terms and conditions, including modifying the maturity date of the Term Loan from October 1, 2009, to March 31, 2001. As required by the terms of the loan agreement, the Company remitted a $1.60 million principal payment, plus interest, on September 30, 2000. The $14.40 million remaining principal balance outstanding is included in Short-term borrowings in the Consolidated Balance Sheets as of September 30, 2000. The Term Loan has a variable rate (8.12875% at September 30, 2000) with interest payments due quarterly. Additionally, $12.13 million outstanding pursuant to the terms of the Parent Company's $15.00 million Line of Credit with an unrelated party is included in Short-term borrowings. The Line of Credit has a variable rate (8.12875% at September 30, 2000) with interest payments due quarterly and principal due at maturity, March 31, 2001.

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

         Short-term borrowings also include advances from the Federal Home Loan Bank (FHLB) and securities sold under agreement to repurchase. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements.

NOTE D - LONG TERM DEBT

     The Company, through its banking subsidiaries, maintains long-term financing from the Federal Home Loan Bank ("FHLB") as follows:


   Amount Available          Amount Outstanding         Interest Rate         Maturity Date
-------------------------------------------------------------------------------------------
                  (in thousands)
 $  5,000                         $ 5,000                  5.48%               February 2008
   10,000                          10,000                  4.86                October 2008
   25,000                          25,000                  5.52                October 2009
                              --------------
                                  $40,000
                              ==============

      In addition to the financing discussed above, the Company's subsidiaries have $179.76 million of available borrowings from the FHLB as of September 30, 2000.

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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At September 30, 2000, commitments outstanding to extend credit totaled approximately $251.21 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $35.03 million as of September 30, 2000. Substantially all standby letters of credit have historically expired unfunded.

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


                                                                Other
                                       Community   Mortgage   Financial    General
           (in thousands)               Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                     ----------------------------------------------------------------------------
For the nine months ended September 30, 2000

Net interest income (expense)          $   78,063  $ (7,710)    $  (229)    $(1,606)  $          -   $     68,518
Provision for loan losses                   8,450         -           -           -              -          8,450
                                     ----------------------------------------------------------------------------
Net interest income after provision                                                              -
 for loan losses                           69,613    (7,710)       (229)     (1,606)                       60,068

Other income                               13,810    14,069      10,339       2,353         (6,370)        34,201
Other expenses                             58,172    20,138      10,752       6,639         (6,370)        89,331
                                     ----------------------------------------------------------------------------
Income before income taxes                 25,251   (13,779)       (642)     (5,892)             -          4,938
Income tax expense (benefit)                8,913    (5,368)       (194)     (1,806)             -          1,545
                                     ----------------------------------------------------------------------------
Net Income (loss)                      $   16,338  $ (8,411)    $  (448)    $(4,086)  $          -    $     3,393
                                     ============================================================================
Average assets                         $2,758,942  $172,609     $13,270     $10,881   $   (163,655)   $ 2,792,048
                                     ============================================================================

For the nine months ended September 30, 1999

Net interest income (expense)          $   78,056  $ (2,286)    $   (98)    $(1,036)  $          -     $   74,636
Provision for loan losses                   7,327         -           -           -              -          7,327
                                     ----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                           70,729    (2,286)        (98)     (1,036)             -         67,309

Other income                               24,117    26,396       9,316          63         (4,294)        55,598
Other expenses                             59,797    27,779      11,456       5,150         (4,294)        99,888
                                     ----------------------------------------------------------------------------
Income before income taxes                 35,049    (3,669)     (2,238)     (6,123)             -         23,019
Income tax expense (benefit)               12,922    (1,350)       (737)     (2,373)             -          8,462
                                     ----------------------------------------------------------------------------
Net Income (loss)                      $   22,127  $ (2,319)    $(1,501)    $(3,750)  $          -     $   14,557
                                     ============================================================================
Average assets                         $2,600,565  $214,326     $12,989     $11,924      $(122,029)    $2,717,775
                                     ============================================================================

                                                                Other
                                       Community   Mortgage   Financial    General
           (in thousands)               Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                     ----------------------------------------------------------------------------
For the three months ended September 30, 2000

Net interest income (expense)          $   25,322  $ (2,602)    $   (93)    $  (595)    $        -     $   22,032

Provision for loan losses                   4,280         -           -           -              -          4,280
                                     ----------------------------------------------------------------------------
Net interest income after provision                                                              -
 for loan losses                           21,042    (2,602)        (93)       (595)                       17,752

Other income                                4,597     1,765       3,101       1,208         (2,107)         8,564
Other expenses                             19,464     5,527       3,193       1,572         (2,107)        27,649
                                     ----------------------------------------------------------------------------
Income before income taxes                  6,175    (6,364)       (185)       (959)             -         (1,333)
Income tax expense (benefit)                2,301    (2,421)        (53)       (239)             -           (412)
                                     ----------------------------------------------------------------------------
Net Income (loss)                      $    3,874  $ (3,943)    $  (132)    $  (720)    $        -     $     (921)
                                     ============================================================================
Average assets                         $2,766,037  $144,504     $13,200     $ 8,190     $ (130,380)    $2,801,551
                                     ============================================================================



For the three months ended September 30, 1999

Net interest income (expense)          $   26,007  $ (1,799)    $   102     $  (428)    $        -     $   23,882

Provision for loan losses                   2,684         -           -           -              -          2,684
                                     ----------------------------------------------------------------------------
Net interest income after provision                                                              -
 for loan losses                           23,323    (1,799)        102        (428)                       21,198

Other income                                5,535     6,105       2,374          61           (607)        13,468
Other expenses                             19,281     7,529       3,191       1,740           (607)        31,134
                                     ----------------------------------------------------------------------------
Income before income taxes                  9,577    (3,223)       (715)     (2,107)             -          3,532
Income tax expense (benefit)                3,472    (1,209)       (244)       (805)             -          1,214
                                     ----------------------------------------------------------------------------
Net Income (loss)                      $    6,105  $ (2,014)    $  (471)    $(1,302)    $        -     $    2,318
                                     ============================================================================
Average assets                         $2,715,081  $193,391     $13,437     $12,317     $ (188,218)    $2,746,008
                                     ============================================================================

NOTE I - REGULATORY MATTERS

     On July 12, 2000, the Company announced that its principal bank subsidiary, City National Bank of West Virginia, had entered into a formal agreement with the Comptroller of the Currency. The agreement requires City National to adopt a three-year comprehensive strategic plan, improve its loan portfolio management, and develop and adhere to a written plan for liquidity, asset and liability management policy. City National also must incorporate liquidity planning in its financial management process, implement a satisfactory program to manage interest rates, and ensure full compliance of its securitization program with recent OCC regulations. Additionally, City National must develop a plan to dispose of loans held for sale that are held in excess of 90 days, develop a three-year capital plan, strengthen internal controls and its audit committee, and establish a program to maintain an adequate allowance for loan and lease losses. Additionally, as a consequence of entering into this agreement, City National must adhere to certain FDIC restrictions regarding the issuance of brokered deposits. City National is also required to maintain its current capital ratios and to establish a committee of its Board of Directors to oversee its compliance with the agreement. During the third quarter of 2000, the Company continued to work on compliance with the formal agreement. The Company established a compliance oversight committee, which meets periodically to determine the status of compliance with the agreement. In addition, the Company is currently working to complete its strategic plan and working to address the other aforementioned items (e.g. improving its loan portfolio management, developing its liquidity and asset and liability management plans, strengthening internal controls, and managing its allowance for loan losses). Also during the third quarter and as more fully discussed in Management's Discussion and Analysis, the Company disposed of substantially all of its loans held for sale in excess of 90 days.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

Nine Months Ended September 30, 2000 vs. 1999

     Consolidated net income for the nine months ended September 30, 2000 was $3.39 million or $0.20 per common share, compared to $14.56 million or $0.86 per common share for the nine months ended September 30, 1999. Return on average assets ("ROA") was 0.16% and return on average equity ("ROE") was 2.26% for the nine months ended September 30, 2000. ROA and ROE were 0.71% and 8.81%, respectively, for the same period in 1999. The $11.16 million, or 76.69%, decline in net income for the first nine months of 2000 was due to a $6.12 million decline in net interest income and a $21.40 million decline in non-interest income. The decline in non-interest income during the period was partially offset by a $10.56 million decline in non-interest expense, from $99.89 million for the nine months ended September 30, 1999, to $89.33 million for the same period of 2000.

     As more fully discussed under the caption Net Interest Income, significant increases in the Company's funding costs and declines in the average balance of the higher-yielding loans held for sale portfolio have adversely affected the Company's net interest margin during 2000, resulting in a $6.12 million, or 8.20%, decline in net interest income from 1999 to 2000. Within non-interest income, income generated by the mortgage banking segment (primarily loan sale gains, loan origination fees, and loan servicing fees) declined from $27.31 million for the nine months ended September 30, 1999, to $14.20 million for the same period of 2000. In addition to declines in loan servicing and loan origination fees, the Company has recorded losses of $2.31 million on the sale of loans during the first nine months of 2000, compared to gains of $5.81 million recorded during 1999. Activity affecting the mortgage banking segment is more fully discussed under the captions Loans Held for Sale and Other Income and Expenses. In addition to declines in mortgage banking revenues, the period-to-period comparison of non-interest income is also affected by an $8.68 million pre-tax gain recognized on the sale of branch locations during 1999.

Three Months Ended September 30, 2000 vs. 1999

     The Company reported a net loss of $921,000, or $(0.05) per common share, for the three months ended September 30, 2000, compared to net income of $2.32 million, or $0.14 per common share for the three months ended September 30, 1999. ROA was (0.13%) and ROE was (1.84%) for the quarter ended September 30, 2000. ROA and ROE were 0.34% and 4.27%, respectively, for the same period in 1999.

     As more fully discussed under the captions Loans Held for Sale and Other Income and Expenses, the Company recorded a $1.83 million, or $0.11 per share, after-tax charge against third quarter 2000 earnings associated with a negative market value adjustment to its remaining junior lien mortgage loan pools that were not committed for future sales as of September 30, 2000. Additionally, the Company recorded a charge against third quarter 2000 earnings of $670,000, or $0.04 per share, after taxes, associated with the sale of $9.49 million of junior lien mortgage loans. As discussed under the caption Loan Portfolio, the Company also recorded a $4.28 million, pre-tax, provision for loan losses during the third quarter of 2000. This represented an increase of $1.60 million, or 59.46%, in the provision for loan losses as compared to the $2.68 million provision recorded during the third quarter of 1999.

     The Company also experienced a $1.85 million, or 7.75%, decline in net interest income from $23.88 million for the three months ended September 30, 1999, to $22.03 million for the quarter ended September 30, 2000. This decline is further addressed under the caption Net Interest Income. The declines in net interest income and non-interest income during the quarter were partially offset by a $3.49 million, or 11.19%, decline in non-interest expense, primarily due to declines in compensation costs as discussed under the caption Other Income and Expenses.

NET INTEREST INCOME

Nine Months Ended September 30, 2000 vs. 1999

     On a tax equivalent basis, net interest income declined $6.27 million, or 8.18%, from $76.67 million for the nine months ended September 30, 1999, to $70.41 million for the same period of 2000. This decline was primarily attributable to increases in the Company's funding costs, as evidenced by a 48 basis point increase in the Company's cost of funds from 4.46% in 1999 to 4.94% in 2000. The increased cost of funds was partially offset by a 13 basis point increase in the yield earned on the Company's interest-earning assets.

     Although interest income earned on the Company's core loan portfolio increased $15.41 million, or 13.73%, during the first nine months of 2000, interest earned on the Company's loans held for sale portfolio declined $5.01 million, or 36.25%, during the same period, as compared to 1999. The decline in interest earned on the loans held for sale portfolio was due to the $96.75 million, or 48.25%, decline in the average balance of the portfolio. These declines reflect the results of the Company's reduced participation in the Specialty Finance sector. Additionally, management suspended the accrual of interest income on the Company's retained interests due to the decline in fair value during 1999. As a result, interest income derived from retained interests declined $3.45 million, or 96.18%, from $3.58 million for the first nine months of 1999, to $137,000 for the first nine months of 2000. Interest income recognized during 2000 represents interest earned, and cash received, resulting from funds invested during the interim period between the receipt of cash from borrowers and the subsequent payment of cash to noteholders.

     Total funding costs increased $12.70 million, or 17.66%, from $71.90 million for the first nine months of 1999, to $84.60 million for the first nine months of 2000. This increase was primarily due to a $7.02 million, or 96.46%, increase in interest expense incurred on the Company's short-term borrowings during the first nine months of 2000, as compared to 1999. A $109.73 million increase in the average balance of short-term borrowings, coupled with a 133 basis point increase in the average cost of short-term borrowings resulted in this increased interest expense. General economic conditions throughout the country have resulted in a series of interest rate increases over the last several months by the Federal Reserve. Such increases have resulted in an increased funding cost incurred by the Company. Additionally, the Company has experienced significant loan growth and moderate declines in the average balance of its deposit balances since March 1999, resulting in an increased reliance on short-term funding. During 1999, the Company sold certain branch facilities, including approximately $121.48 million of deposits, as required by regulatory authorities for approval of the Company's merger of Horizon Bancorp. The decline in the average balance of the Company's deposits is primarily due to the aforementioned branch sales. In addition to an increased use of short-term borrowings, and as more fully discussed under the caption Market Risk Management, the Company has increased its reliance on the issuance of brokered deposits. Generally, brokered deposits represent a higher cost of funding than core deposits obtained through the Company's branch market areas. Increases in the volume of brokered deposits have added to the Company's overall higher funding costs. See Market Risk Management, herein, for a further discussion of the Company's liquidity position.

Three Months Ended September 30, 2000 vs. 1999

     Primarily as a result of higher overall funding costs, net interest income on a tax equivalent basis declined $1.90 million, or 7.73%, from $24.55 million for the three months ended September 30, 1999 to $22.55 million for the quarter ended September 30, 2000. Although total interest income increased $3.64 million, or 7.50%, (quarter-to-quarter), funding costs increased $5.54 million, or 23.09%, over the same period. The increase in interest income was primarily due to a $156.60 million increase in the average balance of the Company's core loan portfolio, coupled with a 48 basis point increase in yield. However, an increased reliance on short-term borrowings and brokered deposits as an additional source of funding resulted in a 75 basis point increase in funding costs. As previously discussed, recent increases in interest rates by the Federal Reserve have resulted in a 115 basis point increase in the cost of short-term borrowings and brokered deposits generally have a higher interest cost than traditional core deposits. As noted previously, the Company has increased its use of short-term borrowings and brokered deposits to fund loan growth and to replace moderate declines in core deposits.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                   Nine months ended September 30,
                                                               2000                                      1999
                                             Average                      Yield/       Average                      Yield/
                                             Balance         Interest      Rate        Balance         Interest      Rate
                                        -----------------------------------------------------------------------------------
Assets
Loan portfolio (1)                            $1,960,584       $127,702      8.68%      $1,767,447       $112,288      8.47%
Loans held for sale                              103,750          8,819     11.33          200,498         13,833      9.20
Securities:
 Taxable                                         264,589         12,789      6.44          284,846         12,835      6.01
 Tax-exempt (2)                                   99,558          5,391      7.22          104,450          5,823      7.43
                                        -----------------------------------------------------------------------------------
  Total securities                               364,147         18,180      6.66          389,296         18,658      6.39
Retained interest in securitized loans            76,955            137      0.24           78,999          3,583      6.05
Federal funds sold                                 3,805            168      5.89            5,956            212      4.75
                                        -----------------------------------------------------------------------------------
  Total earning assets                         2,509,241       $155,006      8.24%       2,442,196       $148,574      8.11%
Cash and due from banks                           74,000                                    90,207
Bank premises and equipment                       63,501                                    70,139
Other assets                                     172,687                                   133,928
Less: allowance for possible
 loan losses                                     (27,381)                                  (18,695)
                                        -----------------------------------------------------------------------------------
  Total assets                                $2,792,048                                $2,717,775
                                        ===================================================================================

Liabilities
Demand deposits                               $  410,867       $  9,376      3.04%      $  383,645       $  8,572      2.98%
Savings deposits                                 319,698          8,158      3.40          327,120          8,020      3.27
Time deposits                                  1,068,635         43,056      5.37        1,038,359         37,550      4.82
Short-term borrowings                            314,792         14,298      6.06          205,060          7,278      4.73
Long-term debt                                    83,834          3,700      5.88          106,238          4,470      5.61
Trust preferred securities                        87,500          6,013      9.16           87,500          6,010      9.16
                                        -----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,285,326         84,601      4.94        2,147,922         71,900      4.46
Demand deposits                                  247,554                                   294,968
Other liabilities                                 59,398                                    54,659
Stockholders' equity                             199,770                                   220,226
                                        -----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,792,048                                $2,717,775
                                        ===================================================================================
 Net interest income                                           $ 70,405                                  $ 76,674
                                        ===================================================================================
 Net yield on earning assets                                                 3.74%                                     4.19%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                           Nine months ended September 30,
                                                                    2000 vs. 1999
                                                                 Increase (Decrease)
                                                                   Due to Change In:
                                                        Volume          Rate            Net
                                                   --------------------------------------------
Interest-earning assets:
Loan portfolio                                            $12,522        $ 2,892        $15,414
Loans held for sale                                        (9,166)         4,152         (5,014)
Securities:
 Taxable                                                   (1,253)         1,207            (46)
 Tax-exempt (1)                                              (268)          (164)          (432)
                                                   --------------------------------------------
  Total securities                                          1,521          1,043           (478)
Retained interest in securitized loans                        (90)        (3,356)        (3,446)
Federal funds sold                                           (108)            64            (44)
                                                   --------------------------------------------
  Total interest-earning assets                           $ 1,637        $ 4,795        $ 6,432
                                                   ============================================

Interest-bearing liabilities:
Demand deposits                                           $   618        $   186        $   804
Savings deposits                                             (263)           401            138
Time deposits                                               1,120          4,386          5,506
Short-term borrowings                                       4,610          2,410          7,020
Long-term debt                                             (1,098)           328           (770)
Trust preferred securities                                      -              3              3
                                                   --------------------------------------------
  Total interest-bearing liabilities                      $ 4,987        $ 7,714        $12,701
                                                   ============================================
  Net Interest Income                                     $(3,350)       $(2,919)       $(6,269)
                                                   ============================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                   Three months ended September 30,
                                                                             2000                                      1999
                                             Average                      Yield/       Average                      Yield/
                                             Balance         Interest      Rate        Balance         Interest      Rate
                                        -----------------------------------------------------------------------------------
Assets
Loan portfolio (1)                            $1,998,037        $43,834      8.78%      $1,841,436        $38,225      8.30%
Loans held for sale                               75,934          2,187     11.52          110,385          3,092     11.20
Securities:
 Taxable                                         266,070          4,284      6.44          282,046          4,305      6.11
 Tax-exempt (2)                                   99,461          1,762      7.09          103,424          1,898      7.34
                                        -----------------------------------------------------------------------------------
  Total securities                               365,531          6,046      6.62          385,470          6,203      6.44
Retained interest in securitized loans            76,949             50      0.26           91,956            910      3.96
Federal funds sold                                 4,855             56      4.61            7,977            102      5.11
                                        -----------------------------------------------------------------------------------
  Total earning assets                         2,521,306        $52,173      8.28%       2,437,224        $48,532      7.97%
Cash and due from banks                           71,398                                   101,033
Bank premises and equipment                       61,154                                    70,691
Other assets                                     175,167                                   156,989
Less: allowance for possible
 loan losses                                     (27,474)                                  (19,929)
                                        -----------------------------------------------------------------------------------
  Total assets                                $2,801,551                                $2,746,008
                                        ===================================================================================

Liabilities
Demand deposits                               $  401,097        $ 3,103      3.09%      $  420,232        $ 3,061      2.91%
Savings deposits                                 306,915          2,685      3.50          319,338          3,009      3.77
Time deposits                                  1,161,935         16,562      5.70        1,031,722         11,702      4.54
Short-term borrowings                            286,506          4,662      6.51          203,728          2,729      5.36
Long-term debt                                    41,087            507      4.94          106,447          1,471      5.53
Trust preferred securities                        87,500          2,005      9.17           87,500          2,014      9.21
                                        -----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,285,040         29,524      5.17        2,168,967         23,986      4.42
Demand deposits                                  254,243                                   298,877
Other liabilities                                 61,668                                    61,266
Stockholders' equity                             200,600                                   216,898
                                        -----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,801,551                                $2,746,008
                                       ===================================================================================
 Net interest income                                            $22,649                                   $24,546
                                       ===================================================================================
 Net yield on earning assets                                                 3.59%                                     4.03%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                          Three months ended September 30,
                                                                    2000 vs. 1999
                                                                 Increase (Decrease)
                                                                 Due to Change In:
                                                        Volume          Rate            Net
                                                   --------------------------------------------
Interest-earning assets:
Loan portfolio                                            $ 3,362        $ 2,247        $ 5,609
Loans held for sale                                        (1,470)           565           (905)
Securities:
 Taxable                                                     (971)           950            (21)
 Tax-exempt (1)                                               (71)           (65)          (136)
                                                   --------------------------------------------
  Total securities                                         (1,042)           885           (157)
Retained interest in securitized loans                       (128)          (732)          (860)
Federal funds sold                                            (37)            (9)           (46)
                                                   --------------------------------------------
  Total interest-earning assets                           $   685        $ 2,956        $ 3,641
                                                   ============================================

Interest-bearing liabilities:
Demand deposits                                           $  (625)       $   667        $    42
Savings deposits                                             (114)          (210)          (324)
Time deposits                                               1,602          3,258          4,860
Short-term borrowings                                       1,265            668          1,933
Long-term debt                                               (821)          (143)          (964)
Trust preferred securities                                      -             (9)            (9)
                                                   --------------------------------------------
  Total interest-bearing liabilities                      $ 1,307        $ 4,231        $ 5,538
                                                   ============================================
  Net Interest Income                                     $  (622)       $(1,275)       $(1,897)
                                                   ============================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO

     The composition of the Company's loan portfolio as of September 30, 2000 and December 31, 1999, is presented in the following table:


                                        September 30, 2000    December 31, 1999
                                        ---------------------------------------
Commercial, financial and agricultural    $  571,643              $  589,116
Real estate-mortgage                       1,199,029                 949,830
Installment loans to individuals             435,004                 347,168
                                        ---------------------------------------
  Total loans                             $2,025,676              $1,886,114
                                        =======================================

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

     The Company continues to restructure its credit administration functions and has modified its methodology for assessing the overall risk within its loan portfolio. While implementation of these changes to the Company's credit environment is on-going, the modifications made to-date have resulted in more stringent risk classification for its loan portfolio. As a result of the identification of certain credit concerns within the portfolio and in consideration of a $3.16 million increase in non-performing loans during the third quarter of 2000, the Company increased its provision for loan losses from $2.68 million for the three months ended September 30, 1999, to $4.28 million for the quarter ended September 30, 2000. Additionally, the Company experienced a significant increase in net charge offs during the third quarter of 2000. Net charge offs for the three months ended September 30, 2000 were approximately $4.93 million, compared to $1.55 million during the second quarter of 2000. The increased level of net charge offs during the period also influenced the decision for an increase in the loan loss provision for the third quarter.

     As of September 30, 2000, the allowance for loan losses was $27.22 million or 1.34% of total period-end loans, compared to $27.11 million or 1.44% as of December 31, 1999. For the nine months ended September 30, 2000, the provision for loan losses was $8.45 million, compared to $7.33 million for the first nine months of 1999. Management is of the opinion that the consolidated allowance for loan losses is adequate to provide for losses on existing loans within the portfolio as of September 30, 2000. For further information regarding the Company's allowance for loan losses, refer to the consolidated financial statements and footnotes thereto included in the City Holding Company annual report on Form 10-K for the year ended December 31, 1999.

                                                            Nine months ended        Year ended
                                                              September 30,         December 31,
Allowance for Loan Losses                                         2000                  1999
                                                      ----------------------------------------
Balance at beginning of year                                    $ 27,113              $ 17,610
Charge-offs:
 Commercial, financial and agricultural                           (2,886)               (3,925)
 Real estate-mortgage                                             (1,435)               (1,142)
 Installment loans to individuals                                 (5,736)               (7,185)
                                                      ----------------------------------------
Totals                                                           (10,058)              (12,252)

Recoveries:
 Commercial, financial and agricultural                              370                    81
 Real estate-mortgage                                                136                   301
 Installment loans to individuals                                  1,207                 1,349
                                                      ----------------------------------------
Totals                                                             1,714                 1,731
                                                      ----------------------------------------
Net charge-offs                                                   (8,344)              (10,521)
Provision for loan losses                                          8,450                19,286
Balance of acquired institution                                       --                   738
                                                      ----------------------------------------
Balance at end of period                                        $ 27,219              $ 27,113
                                                      ========================================

As a Percent of Average Total Loans:
 Net charge-offs                                                    0.57%                 0.59%
 Provision for loan losses                                          0.57                  1.08
As a Percent of Non-performing Loans:
 Allowance for loan losses                                        155.40%               168.55%

                                                             September 30, 2000      December 31, 2000
                                                     -------------------------------------------------
Summary of Non-performing Assets

Non-accrual loans                                                  $13,704                $ 8,844
Accruing loans past due 90 days or more                              3,128                  5,126
Restructured loans                                                     683                    879
                                                     -------------------------------------------------
 Total non-performing loans                                         17,515                 14,849
Other real estate owned                                              4,456                  2,626
                                                     -------------------------------------------------
 Total non-performing assets                                       $21,971                $17,475
                                                     =================================================

LOANS HELD FOR SALE

         Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Certain traditional fixed-rate mortgages are originated by the Company, with the intent to sell, servicing released, in the secondary market. This product line enables the Company to provide conventional, fixed-rate mortgage products to its customers, but minimize the interest-rate risk associated with fixed-rate loans. At September 30, 2000, conventional mortgage loans represented $10.96 million or 77.25% of the reported balance of loans held for sale.

         Since 1999, the Company has taken a series of actions to restructure its mortgage-banking segment, in general, and its Specialty Finance division specifically. Following actions taken during 1999 to restructure and downsize its California Specialty Finance loan origination operations, the Company effectively closed these locations during the second quarter of 2000 and transferred the remaining platform to its Reston, Virginia loan production offices. Such actions also included the termination of the Company's loan securitization program and the restructuring of its specialty finance loan origination policies. While the Company continues to originate the junior lien mortgage product, the volume of such originations has been significantly reduced and all current production is originated under purchase commitments from independent third parties. The reduced volume of originations, coupled with the commitment from third parties to purchase these loans upon funding, is expected to reduce the Company's exposure to credit, market, and interest rate risks associated with this product line. The Company also expects that such actions will shorten the length of time these loans are held by the Company, thus reducing the average balance of the loans held-for-sale portfolio. Reduced average balances are expected to also reduce the interest income derived from this product, with an offsetting decline in the Company's external funding costs.

         The Company has also opened additional loan production offices in the high-growth areas of Crofton, Maryland and Atlanta, Georgia. The office in Crofton focuses on the origination of traditional, first lien mortgage loan products, while the Atlanta office specializes in junior lien mortgage loans. As noted previously, loans produced at these locations are originated under pre-established purchase commitments from independent third parties. Once funded by the Company, these loans are expected to be sold to end-investors within 60-90 days.

         As part of the restructuring of the Specialty Finance division, the Company sold $9.49 million of junior lien mortgage loans previously produced by its California operations during the third quarter of 2000. Substantially all junior lien loans that were 90 days past due or greater at the time of the sales were included in these transactions. As a result of these loan sales, the Company recorded a charge against earnings of approximately $670,000 or $0.04 per share, after taxes. Additionally, the Company recorded a $1.83 million, or $0.11 per share, after tax charge against third quarter earnings associated with a negative market value adjustment to all of its remaining, California-originated junior lien mortgage loans. As part of this market value adjustment, the Company fully reserved substantially all junior lien mortgage loans that were 60 days past due or greater as of September 30, 2000, and recorded partial reserves against all remaining junior lien loans that were not already committed for future sales. As of September 30, 2000, these loans were transferred from the held-for-sale classification to the permanent loan portfolio at their reduced carrying values.

         Due to the aforementioned actions, the average balance of loans held for sale declined from $200.50 million for the first nine months of 1999, to $103.75 million for the same period of 2000. Similarly, the average balance, quarter-to-quarter, of loans held for sale declined $34.45 million from $110.39 million for the three months ended September 30, 2000, to $75.93 million for the third quarter of 2000. During the first nine months of months of 2000, the Company originated $193.10 and purchased $16.07 in loans held for sale and sold $300.71 during the same period. This compares to originations of $291.28 million, purchases of $167.76 million, and sales of $591.89 million during the first nine months of 1999.

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

         As of September 30, 2000 and 1999, the Company reported retained interests in these securitized loan pools of approximately $76.95 million and $92.25 million, respectively, including accrued interest. Assumptions used to estimate the retained interest at September 30, 2000 include weighted average cumulative defaults approximating 13.80%, prepayment rates of 15-21% CPR, and a weighted-average discount rate of 14.00%. Management monitors the actual default and prepayment rates of each securitized pool on a monthly basis, in addition to the outstanding pool balance, to ensure the rates used to estimate the retained interest are still reasonable. Management re-forecasts expected cash flows for each securitization quarterly, updating significant assumptions as necessary. As of December 31, 1999, negative fair value adjustments approximating $21.57 million, pre-tax, were recorded. Such fair value declines, deemed to be temporary, were recorded through the Other Comprehensive Income section with Stockholders' Equity during 1999. Adjustments to the estimated fair value of the retained interests are the result of both actual performance of the underlying collateral pools and revised expected timing of the receipt of cash flows by the Company. During 2000, no fair value adjustments have been recorded as there has not been a significant change in the performance of the underlying loans or the expected timing of the receipt of future cash flows. Although a fair value reduction has been recorded, re-forecasted cash flows as of September 30, 2000 project undiscounted cash flows to be received by the Company are 2.26 times the total retained interest values, before fair value adjustments.

LOAN SERVICING

         At September 30, 2000 and 1999, the Company maintained a servicing portfolio of $1.53 billion and $1.85 billion, respectively. Of the total servicing portfolio, $1.39 billion and $1.74 billion represented loans serviced for others at September 30, 2000 and 1999, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets of the Company. Loans that are serviced for others pursuant to mortgage-backed securities agreements are subject to on-going performance analyses by, among others, entities that provide credit insurance to the holders of the mortgage-backed securities. Insurance providers have the ability to require the loan servicer to transfer its servicing responsibilities to other loan servicers when certain loan performance thresholds are not met. At the direction of one such insurance provider, on November 1, 2000, the Company transferred to an independent third party the right to service approximately $229.74 million of loans previously serviced for others by the Company's loan servicing division. As a result of this transfer, the Company expects its gross loan servicing revenues to decline by approximately $183,000 (before taxes) per month for the remainder of 2000, with a corresponding reduction in expenses associated with servicing these loan pools.

         The Company has recorded mortgage loan servicing rights of $7.60 million and $10.58 million at September 30, 2000 and 1999, respectively, associated with the right to service mortgage loans for others. Included in Other Assets in the Consolidated Balance Sheets, the recorded value of mortgage servicing rights is assessed quarterly to determine if the value of those rights has become impaired during the period. In doing so, management estimates the present value of future net cash flows to be derived from its servicing activities. Factors included in the impairment analysis are anticipated servicing income, costs associated with servicing the portfolio, discount rates, and loan prepayment and default rates. As of September 30, 2000, management has determined, based on this analysis, that the recorded value of its servicing rights is fairly stated and there is no impairment in that value.

OTHER INCOME AND EXPENSES

Nine Months Ended September 30, 2000 vs. 1999

         Total Other Income declined $21.40 million, or 38.49%, from $55.60 million during the first nine months of 1999, to $34.20 million during the same period of 2000. Due to the sale of six branch locations during the second quarter of 1999, a pre-tax gain of approximately $8.68 million was recorded and included in Other Income. Additionally, with the downsizing of the Company's

California Specialty Finance loan origination operations throughout 1999 and into 2000, loan volume has significantly reduced. Corresponding to the reduced loan volume, net origination fee income declined $2.28 million, or 50.79%, from $4.49 million during the first nine months of 1999, to $2.21 million in 2000. Similarly, the decline in the loan servicing portfolio resulted in a $2.72 million, or 15.98%, decline in loan servicing fees from 1999 to 2000. As previously discussed under the caption Loans Held for Sale, the Company recorded a $1.83 million ($2.72 million, pre-tax) charge against third quarter earnings associated with a negative market value adjustment to the carrying value of its junior lien mortgage loans that were not committed for future sales as of September 30, 2000. Additionally, the Company recorded a $670,000 ($1.03 million, pre-tax) charge against third quarter earnings associated with the sale of $9.49 million of junior lien mortgage loans. As previously reported, during the second quarter of 2000 the Company recognized a pre-tax loss of $716,000 on the sale of approximately $27.12 million of junior lien mortgage loans. The loss on the sale of these loan pools and the negative market value adjustment offset gains recognized from recurring loan sale activity and is included in the $2.31 million loss on sale of loans reported in the Consolidated Statements of Income for the nine months ended September 30, 2000.

         Total Other Expenses declined $10.56 million, or 10.57%, from $99.89 million during the first nine months of 1999, to $89.33 million in 2000. This decline was primarily due to a $7.66 million, or 70.02%, decline in advertising expenses. The decline in advertising costs was largely due to the contraction of the Company's Specialty Finance operations. With the downsizing of those operations, the Company significantly reduced the volume of its nationwide direct mail solicitation of potential borrowers. Occupancy expense declined $2.86 million, or 33.98%, from $8.43 million during the first nine months of 1999 to $5.56 million in 2000. This decline was primarily due to the reduced number of branch locations of City National and the contraction of the Company's Specialty Finance operations. Excluding non-recurring 2000 charges associated with the termination and non-competition agreements signed with certain former officers of the Company and charges for severance-related expenses, salaries and employee benefits expense declined $7.47 million, or 17.46%, from $42.79 million in 1999 to $35.32 million in 2000. The decline in compensation costs corresponds to a 11.69% decline in the number of full-time equivalents (FTEs) employed by the Company during these periods. As of September 30, 2000, the Company employed 1,383 FTEs, as compared to 1,566 FTEs as of September 30, 1999. These declines reflect the impact of the Company's downsizing of its California Specialty Finance operations and the reorganization within its community banking segment.

Other expenses increased $4.50 million, or 15.44%, from $29.15 million during the first nine months of 1999, to $33.65 million in 2000. This increase was primarily attributable to the expenses associated with the Reston, Virginia loan production office, which was opened in the fourth quarter of 1999.

Three Months Ended September 30, 2000 vs. 1999

         Total Other Income decreased $4.90 million, or 36.41%, from $13.47 million during the third quarter of 1999, to $8.56 million in 2000. As noted previously, the Company recorded charges against third quarter earnings of $2.72 million (pre-tax) and $1.03 million (pre-tax) associated with a market value adjustment of its junior lien mortgage loan portfolio and the sale of junior lien mortgage loans, respectively. The combined effect of these third quarter 2000 events represented a pre-tax charge against earnings of $3.75 million, which is included in the $3.30 million net loss on the sale of loans reported for the three months ended September 30, 2000. Additionally, the decline in the loan servicing portfolio resulted in a $1.17 million, or 20.52%, decline in loan servicing fees from 1999 to 2000.

         Total Other Expenses declined $3.49 million, or 11.19%, from $31.13 million during the third quarter of 1999 to $27.65 million in 2000. This decline was primarily due to a $3.10 million, or 22.49%, decline in compensation costs as discussed above.

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

         Liquidity management is a significant factor in monitoring and managing the Company's exposure to market risk. The Company manages its liquidity position to provide necessary funding for asset growth and to ensure that the funding needs of its customers can be satisfied promptly. Growth within the Company's loan portfolio coupled with declines in deposit balances since March 1999 has resulted in the Company's need for increased short-term funding. Increased reliance on short-term funding facilities has increased the Company's exposure to interest rate risk and has resulted in an overall increase in funding costs. Such changes have had an adverse affect on the Company's net interest margin and overall profitability during the first nine months of 2000.

         As disclosed in the Form 10-Q for the first and second quarters of 2000, the Company instituted procedures to slow loan growth in an effort to reduce its reliance on higher costing external funding sources. Implementation of these procedures has had a positive effect on the liquidity position of City National during the third quarter of 2000. When combined with the additional liquidity provided by the loan sales transacted during the second and third quarters of 2000, the effects of reduced levels of loan growth have enabled the Company to allow previously issued brokered deposits to mature without the need to issue additional brokered deposits. As a result, the outstanding balance of brokered deposits has declined from $212.31 million at July 31, 2000 to $182.12 million as of September 30, 2000. The outstanding balance further declined in October to $146.00 million as of October 31, 2000. The weighted average maturity of outstanding brokered deposits is less than six months and the weighted average rate to be paid by the Company is approximately 6.60%.

     Effective June 21, 2000, the Parent Company's Term Loan agreement was amended to provide for revised terms and conditions, including modifying the maturity date of the Term Loan from October 1, 2009, to March 31, 2001. As required by the terms of the loan agreement, the Company remitted a $1.60 million principal payment, plus interest, on September 30, 2000. The $14.40 million remaining principal balance outstanding is included in Short-term borrowings in the Consolidated Balance Sheets as of September 30, 2000. As of September 30, 2000, the Parent Company also has $12.13 million outstanding pursuant to the terms of a $15.00 million Line of Credit with an unrelated third party. This balance is also included in Short-term borrowings in the Consolidated Balance Sheets.

CAPITAL RESOURCES

         Consolidated stockholders' equity declined $637,000, or 0.32%, from $198.54 million at December 31, 1999 to $197.90 million at September 30, 2000. For the nine months ended September 30, 2000, the Company reported net income of $3.39 million and paid dividends to its common shareholders of $6.08 million, thus reducing consolidated stockholders' equity by approximately $2.68 million. This decline, however, was partially offset by an increase in the estimated fair value of the Company's securities available-for-sale portfolio, which resulted in a $1.85 million increase in consolidated equity during the nine months ended September 30, 2000.

         Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8 percent (Total capital ratio), with at least one-half of capital consisting of tangible common stockholders' equity (Tier I capital ratio) and a minimum Tier I leverage ratio of 4 percent (Leverage ratio). At September 30, 2000, the Company's total capital to risk-adjusted assets ratio was 11.23%, its Tier I capital ratio was 9.48%, and its leverage ratio was 8.65%. Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as "well capitalized," the banking subsidiaries must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively. As disclosed in Note I - Regulatory Matters, pursuant to the terms of the formal agreement entered into with the Comptroller of the Currency, City National is required to maintain certain capital ratios. Specifically, City National is required to maintain a total risk based capital ratio at least equal to 10.00%. As of September 30, 2000, City National, reported total capital, Tier I capital, and leverage ratios of 12.22%, 11.15%, and 10.29%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Market Risk Management" under Item 2--Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
Item 1.          Legal Proceedings

                 The Company is party to various legal actions that are incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. See Note I - "Regulatory
                 Matters" for a description of City National Bank of West
                 Virginia's formal agreement with the Comptroller of the Currency.

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

                 Exhibits

                 Exhibit 11 - Computation of Earnings per Share
                 Exhibit 27 - Financial Data Schedule for the nine months
                   ended September 30, 2000


                 Reports on Form 8-K

                 On July 27, 2000, the Company filed a Current Report on
                 Form 8-K, attaching a news release issued on July 12, 2000, announcing that its principal bank subsidiary, City
                 National Bank of West Virginia, had entered into a formal agreement with the Comptroller of the Currency.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CITY HOLDING COMPANY

Date: November 14, 2000
                                             By: /s/ Michael D. Dean
                                                -----------------------------
                                                Michael D. Dean
                                                Senior Vice President - Finance,
                                                Chief Accounting Officer and
                                                Duly Authorized Officer