Form 10-K405
period 2000-12-31
CITY HOLDING CO
filed 2001-03-30
CIK 726854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

       For Annual and Transition Reports Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the fiscal year ended December 31, 2000.

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

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered:
  Common Stock, $2.50 par value                 The Nasdaq Stock Market
--------------------------------      ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 2001 was $147,937,055. As of March 28, 2001, there were 16,887,934 shares of the Company's common stock outstanding. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders' report for the year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders' meeting to be held June 13, 2001 are incorporated by reference into Part III.

                                FORM 10-K INDEX
                                ---------------

PART I                                                           Page
                                                                 ----

Item 1.        Business.........................................   3

Item 2.        Properties.......................................  11

Item 3.        Legal Proceedings................................  11

Item 4.        Submission of Matters to a Vote of
                 Security Holders...............................  11

PART II

Item 5.        Market for the Registrant's Common Stock and
                 Related Stockholder Matters....................  12

Item 6.        Selected Financial Data..........................  12

Item 7.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..  12

Item 7A.       Quantitative and Qualitative Disclosures About
                 Market Risk....................................  12

Item 8.        Financial Statements and Supplementary Data......  12

Item 9.        Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure.........  12

PART III

Item 10.       Directors and Executive Officers of Registrant...  12

Item 11.       Executive Compensation...........................  12

Item 12.       Security Ownership of Certain Beneficial
                 Owners and Management..........................  12

Item 13.       Certain Relationships and Related Transactions...  13

PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K............................  13

               Signatures.......................................  14-15

               Exhibit Index

PART I

Item 1      Business
--------------------


  City Holding Company (the Company), a West Virginia corporation headquartered in Charleston, West Virginia, is a multi-bank holding company that provides diversified financial products and services to consumers and local businesses. Through its network of 62 banking offices in West Virginia (56 offices), Ohio (2 offices) and California (4 offices), the Company's subsidiaries provide credit, deposit, investment advisory, insurance, and technology products and services to its customers. In addition to its branch network, the Company's delivery channels include ATMs, check cards, telemarketing, direct mail solicitation, interactive voice response systems, and internet technology. The Company operates three business segments: community banking, mortgage banking, and other financial services. These segments are primarily identified by the products or services offered and the delivery channels through which the product or service is delivered. The Company also maintains a general corporate business segment that includes the operations of the Parent Company.

  Community banking is the core business segment of the Company. Since 1983, the Company has provided traditional banking products and services through its lead bank, City National Bank of West Virginia (City National), and through the various financial institutions the Company has acquired over the years. The mortgage banking segment includes the origination, acquisition, servicing and sale of, primarily, junior lien mortgage loans. Over the past few years, mortgage banking operations grew to represent a significant percentage of the Company's operating results. However, during 2000, the Company closed its California mortgage loan origination divisions and sold the mortgage servicing rights to approximately $1.10 billion or 92% of its mortgage loan servicing portfolio. Additionally, the Company announced its intentions to close its remaining specialty finance loan origination operations. As a result, the mortgage banking segment is expected to have minimal operations during 2001.

  The Company's other financial services segment includes brokerage and investment advisory services, insurance sales, internet service operations, and a direct mail division.

Community-Banking

  Included within the community banking segment are the operating results generated from providing traditional banking products and services, including credit, deposit, trust and other similar services. No portion of the Company's deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. City National does, however, maintain approximately 37% of its borrowings with the Federal Home Loan Bank (FHLB). City National has historically utilized borrowing capacity with the FHLB to fund asset growth. Although no portion of the Company's loan portfolio is concentrated within a single industry or group of related industries, the Company historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2000, 49% of the Company's loan portfolio was categorized as residential mortgage loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered detrimental to the Company's financial position or operating results.

  City National, headquartered in Charleston, West Virginia, represents 92% of the total assets of the community banking segment. City National operates 56 offices in West Virginia and 2 offices in Ohio. The Company also maintains two wholly-owned banking subsidiaries, Del Amo Savings Bank FSB and Frontier Bancorp, headquartered in Torrance and Redondo Beach, California, respectively. Combined, the California banking franchises represent approximately 8% of the total assets of the community banking segment. During 2000, the Company announced its intention to complete an orderly exit from its California operations, which would include divesting of its investments in the California banking entities. The Company hopes to complete its divestiture of these entities by the end of 2001.

Mortgage Banking

  The mortgage banking segment generally includes the Company's operations that are devoted to the origination, acquisition, servicing, and sale of mortgage loan products. In previous years, the Company increased its mortgage banking operations to include the retail origination and wholesale acquisition of junior lien mortgage and similar loan products. The Company initiated this program, in part, to continue the growth of the Company's loan servicing division. Additionally, in December 1997, the Company initiated a loan securitization program, which included the securitization of junior lien mortgage loans. Including one securitization completed in May 1999, the Company has completed six such loan securitizations.

  As noted above, the Company is working to terminate its operations within the mortgage banking segment. Although the Company intends to continue to originate traditional, first lien mortgage loans for sale on the secondary market, this product line within the mortgage banking segment has historically not had a significant impact to the Company's results of operations or total assets. With the closure of its California specialty finance loan origination operations, the announced intention to close its remaining junior lien loan origination divisions, and the sale of its mortgage loan servicing rights, it is anticipated that the mortgage banking segment will have minimal operations in 2001. The Company does retain, however, residual interests from its six loan securitizations completed between 1997 and 1999. Although the Company terminated its loan securitization program in 1999, it still retains a residual interest in those securitizations. The retained interests and related funding and capital allocations are maintained in the mortgage banking segment.

Other Financial Services

  The other financial services business segment includes the operations of the Company's securities brokerage subsidiary and City National's insurance, internet, and printing divisions. This segment is not considered significant to the Company's consolidated financial statements.

  In addition to the Company's community banking, mortgage banking, and other financial services business segments, the Company's general corporate business segment, which primarily includes the parent company and other administrative areas, provides general corporate support. Each of these business segments is primarily identified by the products and services offered and the delivery channels through which the product or service is offered. The following tables summarize selected segment information for each of the last three years:

                                                                              Other
(in thousands)                                      Community    Mortgage   Financial    General
                                                     Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                    ---------    --------   ---------   ---------   ------------   ------------
2000
----
Net interest income (expense)...................   $  102,916    $(11,302)    $  (289)    $(2,169)    $       --     $   89,156
Provision for loan losses.......................       25,480          --          --          --             --         25,480
                                                   ----------    --------     -------     -------      ---------     ----------
Net interest income (expense) after provision
 for loan losses................................       77,436     (11,302)       (289)     (2,169)            --         63,676

Other income....................................       12,421      13,729      12,921       3,629         (8,136)        34,564
Other expenses..................................       91,369      40,668      19,536       8,906         (8,136)       152,343
                                                   ----------    --------     -------     -------      ---------     ----------
Income before income taxes......................       (1,512)    (38,241)     (6,904)     (7,446)            --        (54,103)
Income tax expense (benefit)....................        1,643     (15,283)       (285)     (1,806)            --        (15,730)
                                                   ----------    --------     -------     -------      ---------     ----------
Net loss........................................   $   (3,155)   $(22,958)    $(6,619)    $(5,640)    $       --     $  (38,373)
                                                   ==========    ========     =======     =======      =========     ==========
Average assets..................................   $2,732,085    $176,111     $13,085     $ 9,583     $ (153,845)    $2,777,019
                                                   ==========    ========     =======     =======      =========     ==========

                                                                             Other
(in thousands)                                     Community    Mortgage   Financial    General
                                                    Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                   ---------    --------   ---------   ---------   ------------   ------------
1999
----
Net interest income (expense)...................   $  105,381   $ (5,273)    $  (171)   $ (1,517)     $      --     $   98,420
Provision for loan losses.......................       19,286         --          --          --             --         19,286
                                                   ----------   --------     -------    --------      ---------     ----------
Net interest income (expense) after provision
 for loan losses................................       86,095     (5,273)       (171)     (1,517)            --         79,134

Other income....................................       29,850     22,523      12,495          64         (5,397)        59,535
Other expenses..................................       80,387     33,528      14,792       7,304         (5,397)       130,614
                                                   ----------   --------     -------    --------      ---------     ----------
Income before income taxes......................       35,558    (16,278)     (2,468)     (8,757)            --          8,055
Income tax expense (benefit)....................       12,920     (5,995)       (808)     (4,275)            --          1,842
                                                   ----------   --------     -------    --------      ---------     ----------
Net income......................................   $   22,638   $(10,283)    $(1,660)   $ (4,482)     $      --     $    6,213
                                                   ==========   ========     =======    ========      =========     ==========
Average assets..................................   $2,572,162   $306,819     $13,381    $ 12,697      $(186,327)    $2,718,732
                                                   ==========   ========     =======    ========      =========     ==========

1998
----
Net interest income (expense)...................   $   96,085   $  8,906     $    64    $ (1,712)            --     $  103,343
Provision for loan losses.......................        8,481         --          --          --             --          8,481
                                                   ----------   --------     -------    --------      ---------     ----------
Net interest income (expense) after provision
 for loan losses................................       87,604      8,906          64      (1,712)            --         94,862
Other income....................................       19,355     47,414      11,133         216      $  (5,695)        72,423
Other expenses..................................       82,100     50,752      11,502      16,899         (5,695)       155,558
                                                   ----------   --------     -------    --------      ---------     ----------
Income before income taxes......................       24,859      5,568        (305)    (18,395)            --         11,727
Income tax expense (benefit)....................        9,816      1,798          (8)     (5,113)            --          6,493
                                                   ----------   --------     -------    --------      ---------     ----------
Net income......................................   $   15,043   $  3,770     $  (297)   $(13,282)     $      --     $    5,234
                                                   ==========   ========     =======    ========      =========     ==========
Average assets..................................   $2,202,104   $336,367     $14,660    $ 12,968      $      --     $2,566,099
                                                   ==========   ========     =======    ========      =========     ==========

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

  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation by the Federal Reserve Board. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

  On July 12, 2000, the Company announced that City National had entered into a formal agreement with the Comptroller of the Currency. The agreement required City National to adopt a three-year comprehensive strategic plan, improve its loan portfolio management, and develop and adhere to a written plan for liquidity, including a formal asset and liability management policy. City National also agreed to incorporate liquidity planning in its financial management process, implement a satisfactory program to manage interest rates, and ensure full compliance of its securitization program with recent OCC regulations. Additionally, City National agreed to develop a plan to dispose of loans held for sale that are held in excess of 90 days, develop a three-year capital plan, strengthen internal controls and its audit committee, and establish a program to maintain an adequate allowance for loan and lease losses. Additionally, as a consequence of entering into this agreement, City National became subject to certain FDIC restrictions regarding the issuance of brokered deposits. City National also agreed to maintain its regulatory Total Capital ratio above 10.00% and to establish a committee of its Board of Directors to oversee compliance with the agreement.

  Since the date of the agreement, City National has devoted significant time and resources to comply with the formal agreement. City National established a compliance oversight committee, which meets regularly to determine the status of compliance with the agreement. City National, and the Company, have adopted a three-year comprehensive strategic plan and formalized its policies and procedures related to asset and liability management, including liquidity and interest rate risk issues. City National has also disposed of substantially all of its loans held for sale that had been held in excess of 90 days and transferred the unsold loans to the permanent portfolio at estimated fair market value. City National continues to address the remaining issues identified in the formal agreement, including improving its loan portfolio management, managing its allowance for losses, and strengthening internal controls.

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

  Federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. As an example, under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market.

Capital Requirements

  Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and its banking subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 10% in order to be categorized as "well capitalized". At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.

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

  At December 31, 2000, the Company's total capital, Tier I capital, and leverage ratios were 11.61%, 9.05%, and 7.94%, respectively. Similarly, City National's total capital, Tier I capital, and leverage ratios were 12.72%, 11.47%, and 10.10%. Despite these relatively strong capital ratios, City National cannot be categorized as "well capitalized" under the regulatory framework discussed previously. Any bank that has entered into a formal agreement with the OCC such as that disclosed is precluded from being categorized as "well capitalized', regardless of its capital ratios. Additionally, the formal agreement requires that City National maintain its total capital ratio above 10.00%.

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

  The Company's banking subsidiaries are subject to various statutory restrictions on their ability to pay dividends to the Company. Specifically, the approval of the banks' primary regulator is required prior to the payment of dividends by a subsidiary bank in excess of its earnings retained in the current year plus retained net profits for the preceding two years. The payment of dividends by the Company and the banking subsidiaries may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of the subsidiary in question, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

  As a result of the net loss reported for 2000 and depressed earnings at the subsidiary bank levels in 1999 and 1998, the subsidiary banks will be required to request and obtain regulatory approval prior to the payment of dividends to the Parent Company in 2001. Because of recent earnings trends, on January 31, 2001, the Company announced a suspension of the payment of dividends to holders of its common stock. Additionally, the Company will be required to request and obtain regulatory approval prior to the payment of future distributions on the Company's trust preferred issues.

  City National obtained OCC approval in order to pay a $2.69 million dividend to the Parent Company in March 2001, primarily for the purpose of satisfying the Parent Company's debt service requirements. The Parent Company obtained Federal Reserve approval to pay a $1.37 million interest distribution on the Company's trust preferred securities in March 2001. However, both the OCC and the Federal Reserve have broad discretionary authority in developing and applying policies and guidelines regarding the payment of dividends and other cash distributions. The recently received approvals obtained from the OCC and the Federal Reserve Board are not necessarily indicative of future regulatory decisions expected by the Company.

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

(d)  Employees
     ---------

     As of December 31, 2000, City Holding Company employed 1,352 associates. Employee relations within the Company are considered to be satisfactory.

(e)  Statistical Information
     -----------------------

     The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2000 and such pages are incorporated herein by reference.

                                                                     Page
Description of Information                                           Reference
--------------------------                                           ---------

1.   Distribution of Assets, Liabilities and Stockholders'
     Equity; Interest Rates and Interest Differential

     a.  Average Balance Sheets......................................    6

     b.  Analysis of Net Interest Earnings...........................    6-7

     c.  Rate Volume Analysis of Changes in
          Interest Income and Expense................................    8


2.   Investment Portfolio

     a.  Book Value of Investments...................................   13

     b.  Maturity Schedule of Investments............................   13

     c.  Securities of Issuers Exceeding 10% of
          Stockholders' Equity.......................................   13


3.   Loan Portfolio

     a.  Types of Loans..............................................   13

     b.  Maturities and Sensitivity to Changes in Interest Rates.....   14

     c.  Risk Elements...............................................   17

     d.  Other Interest Bearing Assets...............................   N/A


4.   Summary of Loan Loss Experience.................................   17

5.   Deposits

     a.  Breakdown of Deposits by Categories, Average Balance
          and Average Rate Paid......................................    6

     b.  Maturity Schedule of Time Certificates of Deposit
          and Other Time Deposits of $100,000 or More
          $100,000 or More...........................................   19


6.   Return on Equity and Assets.....................................    3

Item 2      Properties
----------------------

       At December 31, 2000, the Company and its subsidiaries owned the majority of their principal business locations, including the Company's corporate headquarters. The corporate headquarters also house City National's primary data processing center, the main office of the loan servicing division, and the operations of City National's internet service division. City National also maintains 56 banking offices and one loan production office in West Virginia, two banking locations in Ohio, and two loan production offices near Costa Mesa, California. In addition to the office located in West Virginia, the loan servicing division maintains an office near Dallas, Texas and another office in Costa Mesa, California. Del Amo Savings Bank and Frontier Bancorp, wholly owned subsidiaries of the Company, each maintain two offices in Southern California. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.


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


Item 4      Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     None.

PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

       Pages 2 and 38 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2000, included in this report as Exhibit 13, are incorporated herein by reference.

Item 6      Selected Financial Data
-----------------------------------

       Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2000, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7      Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
Results of Operations
---------------------

       Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 21 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2000, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

       Information appearing under the caption "Market Risk Management" appearing on pages 10 through 11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2000, included in this report as
Exhibit 13, is incorporated herein by reference.


Item 8      Financial Statements and Supplementary Data
-------------------------------------------------------

       The report of independent auditors and consolidated financial statements, included on pages 22 through 43 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2000, included in this report as
Exhibit 13, are incorporated herein by reference.

Item 9      Changes In and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
Financial Disclosure
--------------------

       None

PART III

Item 10     Directors and Executive Officers of Registrant
----------------------------------------------------------

       The information required by Item 10 of FORM 10-K appears in the Company's 2001 Proxy Statement to be filed within 120 days of fiscal year end under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS".

Item 11     Executive Compensation
----------------------------------

       The information required by Item 11 of FORM 10-K appears in the Company's 2001 Proxy Statement under the caption "EXECUTIVE COMPENSATION".

Item 12     Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

       The information required by Item 12 of FORM 10-K appears in the Company's 2001 Proxy Statement under the caption "OWNERSHIP OF EQUITY SECURITIES".

Item 13     Certain Relationships and Related Transactions
----------------------------------------------------------

       The information required by Item 13 of FORM 10-K appears in the Company's 2001 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

(a)  Financial Statements Filed; Financial Statement Schedules
     --------------------------  -----------------------------

       The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:


                                                                     Page Number
                                                                     -----------

     Report of Independent Auditors...............................        22

     Consolidated Balance Sheets - December 31, 2000 and 1999.....        23

     Consolidated Statements of Income - Years Ended
     December 31, 2000, 1999, and 1998............................        24

     Consolidated Statements of Changes in Stockholders' Equity -
     Years Ended December 31, 2000, 1999 and 1998.................        25

     Consolidated Statements of Cash Flows -
     Years Ended December 31, 2000, 1999 and 1998.................        26

     Notes to Consolidated Financial Statements -
     December 31, 2000............................................   27 - 43


(b)  Reports on Form 8-K:  None.
     --------------------


(c)  Exhibits
     --------

     The exhibits listed in the Exhibit Index included herein are filed herewith or incorporated by reference from previous filings.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                City Holding Company
                                --------------------------------
                                (Registrant)


                                /s/ Robert A. Henson
                                ----------------------------------
                                Robert A. Henson
                                Acting Chief Executive Officer and
                                Chief Financial Officer
                                (Principal Executive and
                                Financial Officer)


                                /s/ Michael D. Dean
                                ----------------------------------
                                Michael D. Dean
                                Senior Vice President - Finance
                                and Chief Accounting Officer
                                (Principal Accounting Officer)



POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Robert A. Henson, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.


/s/ Samuel M. Bowling                        /s/ C. Dallas Kayser
----------------------------                 --------------------------------
Samuel M. Bowling                            C. Dallas Kayser
Director                                     Director


/s/ Hugh R. Clonch                           /s/ Thomas E. Lilly
----------------------------                 --------------------------------
Hugh R. Clonch                               Thomas E. Lilly
Director                                     Director


/s/ Robert D. Fisher                         /s/ Philip L. McLaughlin
----------------------------                 --------------------------------
Robert D. Fisher                             Philip L. McLaughlin
Director                                     Chairman of the Board of Directors


/s/ Jay C. Goldman                           /s/ E. M. Payne III
----------------------------                 --------------------------------
Jay C. Goldman                               E. M. Payne III
Director                                     Director

/s/ David E. Haden                           /s/ R. T. Rogers
----------------------------                 --------------------------------
David E. Haden                               R. T. Rogers
Director                                     Director


/s/ David W. Hambrick                        /s/ Mark H. Schaul
----------------------------                 --------------------------------
David W. Hambrick                            Mark H. Schaul
Director                                     Director


/s/ Frank S. Harkins, Jr.                    /s/ James E. Songer, II
----------------------------                 --------------------------------
Frank S. Harkins, Jr.                        James E. Songer, II
Director                                     Director


/s/ Carlin K. Harmon                         /s/ Albert M. Tieche, Jr.
----------------------------                 --------------------------------
Carlin K. Harmon                             Albert M. Tieche, Jr.
Director                                     Director


/s/ Tracy W. Hylton II
----------------------------
Tracy W. Hylton II
Director

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated herein by reference.


                                                                Prior Filing
Exhibit                                                           Reference
Number    Description                                          (if applicable)
-------   -----------                                         ----------------

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

10(a)     Form of Employment Agreement,                               IX
          dated as of December 31, 1998,
          by and between City Holding Company
          and Robert A. Henson

10(b)     Form of Employment Agreement,                               IX
          dated as of December 31, 1998,
          by and between City Holding Company
          and Matthew B. Call

10(c)     Form of Employment Agreement,                               IX
          dated as of December 31, 1998,
          by and between City Holding Company
          and Philip L. McLaughlin

10(d)     Form of Employment and Consulting                           IX
          Agreement, dated as of December 31, 1998 by and between City Holding Company and Frank S. Harkins, Jr.

10(e)     Junior Subordinated Indenture,                              X
          dated as of March 31, 1998,
          between City Holding Company
          and The Chase Manhattan Bank,
          as Trustee

10(f)     Form of City Holding Company's                              X
          9.15% Debenture due April 1, 2028

10(g)     Form of City Holding Company's                              XI
          9.125% Debenture due October 31, 2028

10(h)     City Holding Company's 1993                                 XII
          Stock Incentive Plan


10(i)     Form of Interim Employment Agreement,
          dated as of January 31, 2001,
          by and between City Holding Company
          and Gerald R. Francis

10(j)     Form of Employment Agreement,
          dated as of January 31, 2001,
          by and between City Holding Company
          and Gerald R. Francis

11        The information required by Item 14,
          Exhibit 11 of Form 10-K appears on
          page 43 of the Annual Report to
          Shareholders of City Holding Company
          for the year ended December 31, 2000,
          included in this report as Exhibit 13
          and incorporated herein by reference.

13        Portions of City Holding Company Annual
          Report to Shareholders for Year Ended
          December 31, 2000

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