Form 10-Q
period 2001-03-31
CITY HOLDING CO
filed 2001-05-15
CIK 726854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001
                                           --------------
                                       OR
[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to_____________.

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

Common stock, $2.50 Par Value - 16,887,934 shares as of May 11, 2001.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: (1) the Company may continue to experience high levels of loan losses and may not be successful in hiring additional personnel necessary to improve the effectiveness of managing the risk in the Company's loan portfolio, thus resulting in increased loan loss allocations or capital needs; (2) the Company may not timely complete the closure of its loan origination offices in Maryland and Georgia or these closures may not have the anticipated effect on earnings or capital; (3) the Company may not timely complete the divestiture of its direct mail division or the divestiture may not have the anticipated effect on earnings; (4) the Company may not timely complete the divestiture of its California banking operations; (5) regulatory rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital may change, resulting in the need for increased capital levels with a resulting adverse effect on expected earnings and dividend capability; (6) changes in the interest rate environment may have results on the Company's operating results materially different from those anticipated by the Company's market risk management functions; (7) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (8) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                     Index
                     City Holding Company and Subsidiaries

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

                  Consolidated Statements of Income - Three months ended March 31, 2001 and 2000

                  Consolidated Statements of Changes in Stockholders' Equity - Three months ended March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements - March 31, 2001

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                           March 31             December 31
                                                                             2001                   2000
                                                                    ---------------------------------------
                                                                         (Unaudited)
Assets
Cash and due from banks                                                   $   68,218             $   87,990
Federal funds sold                                                             2,801                  2,638
                                                                    ---------------------------------------
  Cash and Cash Equivalents                                                   71,019                 90,628
Securities available for sale, at fair value                                 335,208                385,462
Loans:
  Gross loans                                                              1,885,302              1,968,159
  Allowance for loan losses                                                  (38,848)               (40,627)
                                                                    ---------------------------------------
  Net Loans                                                                1,846,454              1,927,532
Loans held for sale                                                           24,129                 17,900
Retained interests                                                            63,984                 85,206
Premises and equipment                                                        57,231                 56,924
Accrued interest receivable                                                   16,355                 18,242
Other assets                                                                 102,217                 89,606
                                                                    ---------------------------------------
  Total Assets                                                            $2,516,597             $2,671,500
                                                                    =======================================

Liabilities
Deposits:
 Noninterest-bearing                                                      $  270,890             $  271,358
 Interest-bearing                                                          1,742,610              1,812,583
                                                                    ---------------------------------------
  Total Deposits                                                           2,013,500              2,083,941
Short-term borrowings                                                        191,560                248,766
Long-term debt                                                                33,868                 34,832
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City
 Holding Company                                                              87,500                 87,500
Other liabilities                                                             41,244                 53,004
                                                                    ---------------------------------------
   Total Liabilities                                                       2,367,672              2,508,043

Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares
 authorized; 16,892,913 shares issued and outstanding at March 31,
 2001 and December 31, 2000, including 4,979 in treasury                      42,232                 42,232
Capital surplus                                                               59,174                 59,174
Retained earnings                                                             61,407                 67,152
Cost of common stock in treasury                                                (136)                  (136)
Accumulated other comprehensive loss                                         (13,752)                (4,965)
                                                                    ---------------------------------------
   Total Stockholders' Equity                                                148,925                163,457
                                                                    ---------------------------------------
   Total Liabilities and Stockholders' Equity                             $2,516,597             $2,671,500
                                                                    =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                             Three Months Ended March 31
                                                                              2001                 2000
                                                                        ---------------------------------
Interest Income
Interest and fees on loans                                                   $42,056              $43,750
Interest on investment securities:
 Taxable                                                                       4,399                4,280
 Tax-exempt                                                                      912                1,188
Other interest income                                                             77                   99
                                                                        ---------------------------------
    Total Interest Income                                                     47,444               49,317

Interest Expense
Interest on deposits                                                          20,708               18,021
Interest on short-term borrowings                                              3,409                4,667
Interest on long-term debt                                                       714                1,589
Interest on trust preferred securities                                         2,005                2,004
                                                                        ---------------------------------
    Total Interest Expense                                                    26,836               26,281
                                                                        ---------------------------------
    Net Interest Income                                                       20,608               23,036
Provision for loan losses                                                      5,730                2,085
                                                                        ---------------------------------
    Net Interest Income After Provision for Loan Losses                       14,878               20,951

Non-Interest Income
Investment securities gains                                                      821                    -
Service charges                                                                2,934                2,404
Mortgage loan servicing fees                                                      32                4,854
Net origination fees on junior-lien mortgages                                    540                  902
Gain on sale of loans                                                          1,205                1,028
Other income                                                                   3,182                4,460
                                                                        ---------------------------------
    Total Non-Interest Income                                                  8,714               13,648

Non-Interest Expenses
Salaries and employee benefits                                                11,451               12,421
Occupancy, excluding depreciation                                              1,608                1,847
Depreciation                                                                   2,477                3,018
Advertising                                                                      597                1,611
Other expenses                                                                16,744                9,877
                                                                        ---------------------------------
    Total Non-Interest Expenses                                               32,877               28,774
                                                                        ---------------------------------
    (Loss) Income Before Income Taxes                                         (9,285)               5,825
Income tax (benefit) expense                                                  (3,540)               1,806
                                                                        ---------------------------------
    Net (Loss) Income                                                        $(5,745)             $ 4,019
                                                                        =================================

Basic (loss) earnings per common share                                        $(0.34)               $0.24
                                                                        =================================
Diluted (loss) earnings per common share                                      $(0.34)               $0.24
                                                                        =================================
Average common shares outstanding:
 Basic                                                                        16,878               16,875
                                                                        =================================
 Diluted                                                                      16,878               16,875
                                                                        =================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) CITY HOLDING COMPANY AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(in thousands)


                                                                                                   Accumulated
                                                                                                      Other          Total
                                                  Common    Capital    Retained     Treasury      Comprehensive   Stockholders'
                                                   Stock    Surplus    Earnings       Stock           Loss           Equity
                                                ----------------------------------------------------------------------------
Balances at December 31, 2000                     $42,232   $59,174    $67,152        $(136)        $ (4,965)       $163,457
Comprehensive loss:
 Net loss                                                               (5,745)                                       (5,745)
 Other comprehensive loss, net of deferred
  income taxes of $(5,858):
  Net unrealized loss on securities and
   retained interests of $9,115, net of
   reclassification adjustment for gains
   included in net income of $328                                                                     (8,787)         (8,787)
                                                                                                                 -----------
 Total comprehensive loss                                                                                            (14,532)
                                                ----------------------------------------------------------------------------
Balances at March 31, 2001                        $42,232   $59,174    $61,407        $(136)        $(13,752)       $148,925
                                                ============================================================================



                                                                                                 Accumulated
                                                                                                   Other              Total
                                                  Common   Capital     Retained     Treasury    Comprehensive      Stockholders'
                                                  Stock    Surplus     Earnings      Stock          Loss              Equity
                                                ------------------------------------------------------------------------------
Balances at December 31, 1999                    $42,199    $59,164     $112,951     $(285)       $(15,487)           $198,542
Comprehensive income:
 Net income                                                                4,019                                         4,019
 Other comprehensive income, net of deferred
  income taxes of $404:
  Unrealized loss on securities                                                                       (719)               (719)
                                                                                                                 -------------
 Total comprehensive income                                                                                              3,300
Cash dividends declared ($0.20/share)                                     (3,374)                                       (3,374)
Issuance of contingently-issuable common stock                  (83)                   149                                  66
                                                ------------------------------------------------------------------------------
Balances at March 31, 2000                       $42,199    $59,081     $113,596     $(136)       $(16,206)           $198,534
                                                ==============================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

                                                                              Three Months Ended March 31
                                                                                2001                 2000
                                                                         --------------------------------
Operating Activities
Net (loss) income                                                          $  (5,745)            $  4,019
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Net amortization                                                             200                1,579
    Provision for depreciation                                                 2,477                3,018
    Provision for possible loan losses                                         5,730                2,085
    Loans originated for sale                                                (37,795)             (96,080)
    Purchases of loans held for sale                                               -                (8,958)
    Proceeds from loans sold                                                  32,771              107,623
    Realized gains on loans sold                                              (1,205)              (1,028)
    Realized investment securities gains                                         821                    -
    Decrease in accrued interest receivable                                    1,887                  390
    Increase in other assets                                                  (5,620)              (9,656)
    (Decrease) increase in other liabilities                                 (11,760)               5,278
                                                                         --------------------------------
     Net Cash (Used in) Provided by Operating Activities                     (18,239)               8,270

Investing Activities
 Proceeds from sales of securities available for sale                         58,695               22,034
 Proceeds from maturities and calls of securities available for sale          61,207                9,800
 Purchases of securities available for sale                                  (65,225)             (15,597)
 Net decrease (increase) in loans                                             74,384              (58,035)
 Purchases of premises and equipment                                          (2,784)              (1,502)
                                                                         --------------------------------
     Net Cash Provided by (Used in) Investing Activities                     126,277              (43,300)

Financing Activities
 Net decrease in noninterest-bearing deposits                                   (468)             (14,246)
 Net (decrease) increase in interest-bearing deposits                        (69,973)              28,738
 Net decrease in short-term borrowings                                       (57,206)             (19,881)
 Cash dividends paid                                                               -               (3,374)
                                                                         --------------------------------
     Net Cash Used in Financing Activities                                  (127,647)              (8,763)
                                                                         --------------------------------
     Decrease in Cash and Cash Equivalents                                   (19,609)             (43,793)
Cash and cash equivalents at beginning of period                              90,628              122,112
                                                                         --------------------------------
     Cash and Cash Equivalents at End of Period                            $  71,019             $ 78,319
                                                                         ================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001
NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2001. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - SECURITIZATIONS AND RETAINED INTERESTS

        As of March 31, 2001 and December 31, 2000, the Company reported retained interests in its securitizations of approximately $63.98 million and $85.21 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. As of March 31, 2001, the Company increased its projected cumulative default assumption to 17.15%, from 13.68% as of December 31, 2000. This increase was the result of recent news concerning the possible economic downturns in the national and local economies. Additionally, the Company recently completed the sale of the loan servicing responsibilities for its securitized loans, which could adversely affect the collection activities related to these loans. As a result of the change in the default assumption, the estimated fair value of the Company's retained interests declined $21.22 million (pre-tax) during the first quarter of 2001. Under accounting rules in effect as of March 31, 2001, the Company recorded $2.18 million (pre-tax) of this fair value decline in its Consolidated Statements of Income. The remaining $19.04 million (pre-tax) decline in fair value was recorded as an "other comprehensive loss" within stockholders' equity as of March 31, 2001.

        As previously disclosed, the Emerging Issues Task Force (the "EITF") recently clarified the intent of EITF Issue No. 99-20, which became effective on April 1, 2001. Issue 99-20 provides specific accounting guidance regarding the recognition of interest income on, and impairment of, retained interests in securitized loans. Upon implementation of Issue 99-20, the accumulated other comprehensive loss reserve recorded by the Company in stockholders' equity at March 31, 2001 was recorded through earnings as a cumulative effect adjustment for a change in accounting principle. Therefore, on April 1, 2001, the Company recorded a pre-tax charge of $29.98 million against earnings through its Consolidated Statements of Income. This charge includes the $19.04 million negative fair value adjustment noted above, plus the $10.94 million (pre-tax) negative fair value adjustment recorded through stockholders' equity by the Company prior to 2001.

        Key assumptions used in estimating the fair value of the Company's retained interests as of March 31, 2001 and December 31, 2000, were as follows:


                                                  March 31      December 31
                                                     2001           2000
                                            -------------------------------

Prepayment speed (CPR)                             15%-21%        15%-21%
Weighted average cumulative defaults                17.15%         13.68%
Weighted average discount rate                      14.00%         14.00%


     At March 31, 2001, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:


Book value at March 31, 2001 (in thousands)                           $63,984

Prepayment curve:
 Impact on fair value of 10% increase in prepayment curve              66,211
 Impact on fair value of 20% increase in prepayment curve              66,976
Default curve:
 Impact on fair value of 10% increase in default curve                 58,826
 Impact on fair value of 20% increase in default curve                 52,649
Discount rate:
 Impact on fair value of 10% increase in discount rate                 59,697
 Impact on fair value of 20% increase in discount rate                 54,511

     These sensitivity analyses are hypothetical. As these figures indicate, any change in estimated fair value based on a 10% variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

       The Company's securitization program, which was terminated during the second quarter of 1999, only included fixed rate, junior lien residential mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:

                                                                 March 31       March 31       December 31
                                                                   2001           2000             2000
                                                        --------------------------------------------------
Total principal amount of loans outstanding                       $501,543       $622,524        $533,009
Principal amount of loans 60 days or more past due                  12,661         10,856          12,263
Net credit losses during the period                                  5,948          5,699          21,977

     The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

NOTE C - SHORT TERM BORROWINGS

     Short-term borrowings include $120.02 million and $131.73 million as of March 31, 2001 and December 31, 2000, respectively, of securities sold under agreement to repurchase. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements. Advances obtained from the Federal Home Loan Bank ("FHLB") of $45.00 million and $90.50 million are also included in short-term borrowings as of March 31, 2001 and December 31, 2000, respectively.

        At March 31, 2001, short-term borrowings also include a $26.53 million obligation of the Parent Company pursuant to debt agreements maintained with an unrelated third party. Of the obligation, $12.13 million is outstanding under a line of credit agreement and $14.40 million is outstanding under a term loan agreement. On March 28, 2001, both the term note and the line of credit were renegotiated to extend the maturity date to January 15, 2002. Both agreements require interest payments quarterly and have variable interest rates (9.50% at March 31, 2001).

        The Company has pledged the common stock of City National Bank, Del Amo Savings Bank, and Frontier Bancorp as collateral for both the term loan and the line of credit. Both the term loan and the line of credit contain identical restrictive provisions applicable to the Parent Company and its subsidiaries. Such provisions include minimum tangible capital requirements, minimum loan loss reserve coverage ratios, maximum non-performing loan ratios, minimum net worth requirements, and limitations on additional debt. Additionally, City National Bank must maintain regulatory capital sufficient to be considered as "well capitalized" by its primary regulators.

NOTE D - LONG TERM DEBT

The Company, through its banking subsidiaries, maintains long-term financing from the FHLB as follows:

                                               March 31, 2001
                              ----------------------------------------------
            Amount                      Amount
          Available                   Outstanding           Interest Rate          Maturity Date
----------------------------------------------------------------------------------------------------
                    (in thousands)

          $  5,000                     $ 5,000                 5.48%              February 2008
            10,000                      10,000                 4.86               October 2008
                                       -------
                                       $15,000
                                       =======

   As of March 31, 2001 and December 31, 2000, the Company also included $18.87 million and $19.83 million, respectively, in its Long Term Debt representing a fully-collateralized obligation outstanding with Freddie Mac. Collateral for this obligation includes a pool of qualifying, first lien mortgage loans that were sold to Freddie Mac with full recourse. The outstanding balance of this financing will decline as the principal balances of the underlying loans are repaid. Because the loans were sold with full recourse, the outstanding principal balance of the underlying loan pool is included in the Company's loan portfolio.

NOTE E - TRUST PREFERRED SECURITIES

     The Company has formed two statutory business trusts under the laws of the state of Delaware. The trusts are 100% owned finance subsidiaries of the Company and exist for the exclusive purpose of (i) issuing trust preferred capital securities ("Capital Securities"), which represent preferred undivided beneficial interests in the assets of the trusts, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures ("Debentures") issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto. The Debentures are the sole assets of the trusts and the Company's payments under the Debentures are the sole source of revenue of the trusts. The Debentures and the related income statement effects are eliminated in the Company's consolidated financial statements.

   The Company has irrevocably and unconditionally guaranteed the obligations of the trusts, but only to the extent of funds held by the trusts. Distributions on the Capital Securities are cumulative. The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default as to the terms of the Debentures.

   The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company's two trusts:

                                                              Liquidation                           Stated
                                                Payment        Value per       Issuance            Maturity
      Trust           Amount       Rate        Frequency         Share           Date                Date
----------------------------------------------------------------------------------------------------------------
City Holding
 Capital Trust          $30,000     9.150%   Semi-annually        $1,000      March 1998       April  2028 (a)


City Holding
 Capital Trust II        57,500     9.125      Quarterly              25     October 1998     October 2028 (b)
                  -------------
                        $87,500
                  =============

(a) Redeemable prior to maturity at the option of the Company (i) on or after April, 1, 2008, in whole at any time or in part from time to time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018 and thereafter, (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

(b) Redeemable prior to maturity at the option of the Company (i) on or after October 31, 2003, in whole at any time or in part from time to time, or
     (ii) prior to October 31, 2003, in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

   The obligations outstanding under the aforementioned trusts are classified as "Corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of City Holding Company" in the liabilities section of the Consolidated Balance Sheets. Distributions on the capital securities are recorded in the Consolidated Statements of Income as interest expense. The Company's interest payments on the debentures are fully tax-deductible.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At March 31, 2001, commitments outstanding to extend credit totaled approximately $207.65 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $8.58 million as of March 31, 2001. Substantially all standby letters of credit have historically expired unfunded.

   Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet and allows hedge accounting when specific criteria are met. The provisions of this statement became effective for quarterly and annual reporting beginning January 1, 2001. The adoption of this statement did not materially impact the Company's financial position or results of operations based on the interpretative guidance issued by the FASB to date. The FASB continues to issue interpretative guidance, which could impact the Company's application of this Statement in the future.

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

                                                                Other
                                       Community   Mortgage   Financial    General
           (in thousands)               Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                     ----------------------------------------------------------------------------
For the three months ended
  March 31, 2001
Net interest income (expense)          $   24,663  $ (3,451)    $   (54)    $  (550)     $       -     $   20,608
Provision for loan losses                   5,730         -           -           -              -          5,730
                                     ----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                           18,933    (3,451)        (54)       (550)             -         14,878

Other income                                5,848     1,143       2,317       1,224         (1,818)         8,714
Other expenses                             21,526     5,479       4,678       3,012         (1,818)        32,877
                                     ----------------------------------------------------------------------------
Income before income taxes                  3,255    (7,787)     (2,415)     (2,338)             -         (9,285)
Income tax expense (benefit)                1,413    (3,229)       (787)       (937)             -         (3,540)
                                     ----------------------------------------------------------------------------
Net Loss                               $    1,842  $ (4,558)    $(1,628)    $(1,401)     $       -     $   (5,745)
                                     ============================================================================
Average assets                         $2,591,466  $120,316     $ 8,231     $ 7,307      $(117,417)    $2,609,902
                                     ============================================================================

For the three months ended
  March 31, 2000
Net interest income (expense)          $   26,438  $ (2,844)    $   (72)    $  (486)     $       -     $   23,036
Provision for loan losses                   2,085         -           -           -              -          2,085
                                     ----------------------------------------------------------------------------
Net interest income after provision
 for loan losses                           24,353    (2,844)        (72)       (486)             -         20,951

Other income                                4,606     6,978       3,390           5         (1,331)        13,648
Other expenses                             17,444     7,464       3,449       1,748         (1,331)        28,774
                                     ----------------------------------------------------------------------------
Income before income taxes                 11,515    (3,330)       (131)     (2,229)             -          5,825
Income tax expense (benefit)                3,907      (527)        (39)     (1,535)             -          1,806
                                     ----------------------------------------------------------------------------
Net Income                             $    7,608  $ (2,803)    $   (92)    $  (694)     $       -     $    4,019
                                     ============================================================================
Average assets                         $2,730,872  $176,514     $13,324     $12,959      $(183,927)    $2,749,742
                                     ============================================================================

     Internal warehouse funding between the community banking segment and the mortgage banking and other financial services segments is eliminated in the Consolidated Balance Sheets. Services provided to the banking segments by the direct mail, insurance, and internet service provider divisions are eliminated in the Consolidated Statements of Income.

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three months ended March 31,
                                                                     2001                2000
                                                            ---------------------------------------
                                                              (in thousands, except per share data)
Numerator:
Net (loss) income                                                  $(5,745)            $ 4,019
                                                            =======================================
Denominator:
Denominator for basic (loss) earnings per share:
Average shares outstanding                                          16,888              16,875

Effect of dilutive securities:
 Employee stock options                                                  -                   -
 Contingently issuable stock                                             -                   -
                                                            ---------------------------------------
Dilutive potential common shares                                         -                   -
                                                            ---------------------------------------
Denominator for diluted (loss) earnings per share                   16,888              16,875
                                                            =======================================


Basic (loss) earnings per share                                    $ (0.34)            $  0.24
                                                            =======================================
Diluted (loss) earnings per share                                  $ (0.34)            $  0.24
                                                            =======================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

     The Company reported a consolidated net loss for the three months ended March 31, 2001 of $5.75 million or $0.34 per common share, compared to net income of $4.02 million or $0.24 per share for the first quarter of 2000. Return on average assets (ROA) was (0.88%) and return on average equity (ROE) was (13.98%) for the three months ended March 31, 2001. ROE and ROE were 0.58% and 8.08% for the first quarter of 2000.

     Significant factors that resulted in the first quarter 2001 net loss included an increased provision for loan losses, a continued declining trend within the Company's net interest income, and several non-recurring charges against income. As more fully discussed under the caption Allowance and Provision for Loan Losses, the community-banking segment reported a significant increase in its provision for loan losses during the first quarter of 2001. The consolidated provision for loan losses increased $3.65 million or 175%, from $2.09 million for the first three months of 2000 to $5.73 million for the first quarter of 2001. As further discussed under the caption Net Interest Income, consolidated net interest income declined $2.58 million or 10.88%, from $23.68 million (tax equivalent basis) in 2000 to $21.10 million in 2001. Within the mortgage-banking segment, the Company recorded a $2.18 million (pre-tax) charge against earnings to recognize the impairment in the estimated fair value of the Company's retained interests in securitized loans (see Retained Interests) and a $1.90 million (pre-tax) charge related to a contractual obligation to FannieMae (see Loan Servicing). Within the Other Financial Services business segment, the Company recorded a $1.97 million (pre-tax) charge to reflect the estimated fair value of the Company's direct mail division (see Non-Interest Expenses), which is currently being marketed for divestiture. Within the General Corporate segment, the Company recorded a $1.28 million (pre-tax) charge to recognize contractual obligations to departing senior officers.

NET INTEREST INCOME

     On a tax equivalent basis, net interest income declined $2.58 million or 10.88%, from $23.68 million for the three months ended March 31, 2000 to $21.10 million for the three months ended March 31, 2001. As described below, this decline was primarily attributable to the Company's exit from its specialty-finance loan origination operations. Interest income on a tax equivalent basis declined $2.02 million or 4.05%, from $49.96 million for the first quarter of 2000, to $47.94 million for the three months ended March 31, 2001. This decline in total interest income was directly attributable to the decline in interest earned on the Company's loans held-for-sale portfolio. Although interest income earned by the Company decreased from period-to-period, interest expense incurred increased $555,000 or 2.11%, as discussed below.

     With the Company's exit from its specialty-finance loan origination operations, the average balance of loans held-for-sale declined $106.73 million or 90.72%, from $117.65 million for the first quarter of 2000 to $10.92 million for the first quarter of 2001. This decline in average balances resulted in a $4.60 million decline in interest income, as represented in the Rate/Volume Analysis that follows. Specialty-finance loans generally comprised the majority of the Company's loans held-for-sale balances over the past few years and typically had significantly higher interest rates associated with them as compared to traditional mortgage loans. During the first three months of 2000, loans held-for-sale generated an income yield of 10.90% and $3.21 million in interest income. In 2001, although the yield remained high at 11.98%, interest income declined to $327,000 on the significantly lower average balance.

     The decline in average balances of loans held-for-sale resulted in a similar decline in interest-bearing liabilities, which declined from $2.25 billion for the first quarter of 2000 to $2.13 billion for the first quarter of 2001. However, the cost of those funds increased 38 basis points, from 4.67% for the first three months of 2000 to 5.05% for the first quarter of 2001. As a result, the cost savings achieved by the lower average balance of interest-bearing liabilities was completely offset by a higher cost of funds. The most significant increase in the cost of funds was attributable to the Company's time deposit category as core customers moved their deposit balances into certificates of deposit products that provide a higher rate of return to the customer, but result in a higher funding cost to the Company. Additionally, the Company's use of brokered deposits as an alternative funding source also added to the increase in the Company's cost of funds during the first quarter of 2001.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                    Three months ended March 31,
                                                                2001                                    2000
                                             Average                        Yield/        Average                    Yield/
                                             Balance           Interest      Rate         Balance        Interest     Rate
                                        ----------------------------------------------------------------------------------
Assets
Loan portfolio (1):                           $1,929,375        $41,729       8.65%      $1,905,127      $40,545      8.51%
Loans held for sale                               10,921            327      11.98          117,651        3,205     10.90
Securities:
 Taxable                                         313,060          4,399       5.62          268,792        4,280      6.37
 Tax-exempt (2)                                   73,399          1,403       7.65           95,969        1,828      7.62
                                        ----------------------------------------------------------------------------------
  Total securities                               386,459          5,802       6.01          364,761        6,108      6.70
Retained interest in securitized loans            84,734             45       0.21           76,959           41      0.21
Federal funds sold                                 3,633             32       3.52            3,636           58      6.38
                                        ----------------------------------------------------------------------------------
  Total interest-earning assets                2,415,122         47,935       7.94        2,468,134       49,957      8.10
Cash and due from banks                           63,953                                     74,600
Bank premises and equipment                       58,086                                     65,440
Other assets                                     112,234                                    168,710
Less: allowance for loan losses                  (39,493)                                   (27,142)
                                        ----------------------------------------------------------------------------------
  Total assets                                $2,609,902                                 $2,749,742
                                        ==================================================================================

Liabilities
Demand deposits                               $  412,174        $ 3,174       3.08%      $  420,121      $ 3,164      3.01%
Savings deposits                                 291,162          2,347       3.22          329,361        2,756      3.35
Time deposits                                  1,071,474         15,187       5.67          967,654       12,101      5.00
Short-term borrowings                            230,544          3,409       5.91          331,306        4,667      5.63
Long-term debt                                    34,524            714       8.27          116,000        1,589      5.48
Trust preferred securities                        87,500          2,005       9.17           87,500        2,004      9.16
                                        ----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,127,378         26,836       5.05        2,251,942       26,281      4.67
Demand deposits                                  256,534                                    240,736
Other liabilities                                 61,624                                     58,161
Stockholders' equity                             164,366                                    198,903
                                        ----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,609,902                                 $2,749,742
                                        ==================================================================================
 Net interest income                                            $21,099                                  $23,676
                                        ==================================================================================
 Net yield on earning assets                                                  3.49%                                   3.84%
                                        ==================================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)

                                                             Three months ended March 31,
                                                                    2001 vs. 2000
                                                                 Increase (Decrease)
                                                                  Due to Change In:
                                                        Volume          Rate            Net
                                                   --------------------------------------------
Interest-earning assets:
Loan portfolio                                            $   519        $   725        $ 1,244
Loans held for sale                                        (4,600)         1,662         (2,938)
Securities:
 Taxable                                                    2,418         (2,299)           119
 Tax-exempt (1)                                              (469)            44           (425)
                                                   --------------------------------------------
  Total securities                                          1,949         (2,255)          (306)
Retained interest in securitized loans                          5             (1)             4
Federal funds sold                                              -            (26)           (26)
                                                   --------------------------------------------
  Total interest-earning assets                           $(2,127)       $   105        $(2,022)
                                                   ============================================

Interest-bearing liabilities:
Demand deposits                                           $  (256)       $   266        $    10
Savings deposits                                             (311)           (98)          (409)
Time deposits                                               1,376          1,710          3,086
Short-term borrowings                                      (2,676)         1,418         (1,258)
Long-term debt                                             (4,262          3,387           (875)
Trust preferred securities                                      -              1              1
                                                   --------------------------------------------
  Total interest-bearing liabilities                      $(6,129)       $ 6,684        $   555
                                                   ============================================
  Net Interest Income                                     $ 4,002        $(6,579)       $(2,577)
                                                   ============================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO
     The composition of the Company's loan portfolio as of March 31, 2001 and December 31, 2000, is presented in the following table:

                                            As of March 31,     As of December 31,
                                                  2001                   2000
                                          ----------------------------------------
Commercial, financial and agricultural         $  617,106             $  642,689
Real estate-mortgage                              932,634                933,133
Installment loans to individuals                  335,562                366,463
                                          ----------------------------------------
  Total loans                                  $1,885,302             $1,942,285
                                          ========================================

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

  For the first three months of 2001, the Company recorded a provision for loan losses of $5.73 million, compared to $2.09 million for the first quarter of 2000. This $3.65 million, or 175%, increase from the first quarter of 2000 was due to the significant increase in net charge-offs during the first quarter of 2001. Net charge-offs increased $5.65 million, or 217%, from $1.86 million for the first quarter of 2000 to $7.51 million for the first three months of 2001. During the first quarter of 2001, the Company recorded gross charge-offs within the commercial loan portfolio of $5.62 million, compared to $143,000 during the first three months of 2000. Three larger loans represented approximately $3.29 million or 58.54% of the total commercial loan charge-offs during the first quarter of 2001.

  As the Company continues to address its credit quality concerns and works to improve its system for identifying problem loans within the portfolio, the Company has maintained relatively high coverage ratios of : (1) allowance for loan losses to non-performing loans of 188.81%, and (2) allowance for loan losses to total loans of 2.06% as of March 31, 2001. At December 31, 2000, these coverage ratios were 199.88% and 2.06%, respectively. The Company anticipates maintaining these relatively high coverage ratios as it works to resolve its credit quality concerns.

  The Company continues to devote significant resources to its credit administration and lending functions. The Company anticipates hiring, in the second quarter of 2001, an executive-level credit officer who will be focused on managing the consolidated loan portfolio, evaluating new credits and officer lending authorities, and identifying potential problem loans existing within the portfolio. Additionally, new loan originations have been significantly reduced over the past few months through a combination of higher-than-market pricing of the Company's loan products, reduced emphasis on lending activities, and reduced levels of officer lending authorities. Management expects the trend of reduced loan originations to continue for the remainder of 2001.

  Management is keenly focused upon the Company's credit issues and believes that the Company's loan losses will more closely approximate industry averages by December 31, 2001. Based on factors known to management at March 31, 2001, and the Company's aforementioned coverage ratios, management believes that the consolidated allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2001.

                                                                                                   Year ended
                                                            Three months ended March 31,          December 31,
Allowance for Loan Losses                                       2001                2000              2000
                                                 -----------------------------------------------------------
Balance at beginning of period                               $40,627             $27,113            $ 27,113
Charge-offs:
 Commercial, financial and agricultural                       (5,621)               (143)             (5,081)
 Real estate-mortgage                                           (797)               (257)             (1,703)
 Installment loans to individuals                             (1,789)             (2,130)             (7,839)
                                                 -----------------------------------------------------------
Totals                                                        (8,207)             (2,530)            (14,623)

Recoveries:
 Commercial, financial and agricultural                          112                 135                 890
 Real estate-mortgage                                            187                  77                 179
 Installment loans to individuals                                399                 454               1,588
                                                 -----------------------------------------------------------
Totals                                                           698                 666               2,657
                                                 -----------------------------------------------------------
Net charge-offs                                               (7,509)             (1,864)            (11,966)
Provision for loan losses                                      5,730               2,085              25,480
                                                 -----------------------------------------------------------
Balance at end of period                                     $38,848             $27,334            $ 40,627
                                                 ===========================================================

As a Percent of Average Total Loans:
  Net charge-offs                                               1.56%               0.39%               0.61%
  Provision for loan losses                                     1.19                0.44                1.29
As a Percent of Non-Performing Loans:
  Allowance for loan losses                                   188.81%             175.13%             199.88%

                                                                                                     As of
                                                                     As of March 31,              December 31,
                                                                 2001               2000               2000
                                                 ------------------------------------------------------------
Summary of Non-performing Assets

Non-accrual loans                                             $16,917            $12,313              $16,676
Accruing loans past due 90 days or more                         3,172              2,600                3,350
Restructured loans                                                486                695                  300
                                                 ------------------------------------------------------------
 Total non-performing loans                                    20,575             15,608               20,326
Other real estate owned                                         3,726              4,376                3,488
                                                 ------------------------------------------------------------
 Total non-performing assets                                  $24,301            $19,984              $23,814
                                                 ============================================================

LOANS HELD FOR SALE

        Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Of the total $24.13 million of loans reported as "held-for-sale" as of March 31, 2001, $19.64 million represented traditional fixed-rate mortgage loans. The remaining $4.50 million represented junior lien mortgage loans. The majority of loans reported as "held-for-sale" were originated under pre-established purchase commitments from independent third parties. Once funded, these loans are generally sold, servicing released, to end investors within 60-90 days.

        As previously announced, the Company anticipates the closure of its Crofton, Maryland and Atlanta, Georgia loan production offices during the second quarter of 2001. Of the total balance of loans classified as "held-for-sale" as of March 31, 2001, these two offices originated $12.53 million. The Company has completed the closure of its Reston, Virginia loan production office.

        During the first quarter of 2001, the Company originated $37.80 million and in loans held for sale and sold $32.77 million during the same period. This compares to originations of $96.08 million, purchases of $8.96 million and sales of $107.62 million during the first quarter of 2000.

RETAINED INTERESTS

        Amounts reported as Retained Interests in the Consolidated Balance Sheets represent the estimated fair value of future cash flows expected to be received by the Company resulting from the six securitizations of fixed rate, junior lien mortgage loans completed by the Company between 1997 and 1999. The estimated fair value of the retained interests is determined by performing cash flow modeling techniques that incorporate assumptions regarding prepayment and default rates expected to be experienced by the underlying collateral pools. Using these assumptions, the Company forecasts the expected amount and timing of cash flows it expects to receive and applies a selected interest rate to discount those anticipated cash flows to determine their estimated fair values. Key assumptions used in estimating the fair value of the Company's retained interests as of March 31, 2001 and December 31, 2000, were as follows:

                                                    March 31     December 31
                                                       2001         2000
                                            --------------------------------

Prepayment speed (CPR)                               15%-21%        15%-21%
Weighted average cumulative defaults                  17.15%         13.68%
Weighted average discount rate                        14.00%         14.00%


        Using the aforementioned assumptions, the estimated fair values of the retained interests were $63.98 million and $85.21 million as of December 31, 2000 and 1999, respectively. As of March 31, 2001, the Company increased its projected cumulative default assumption to 17.15%, from 13.68% as of December 31, 2000. This increase was the result of recent news concerning the possible economic downturns in the national and local economies. Additionally, the Company recently completed the sale of the loan servicing responsibilities for its securitized loans, which could adversely affect the collection activities related to these loans. As a result of the change in the default assumption, the estimated fair value of the Company's retained interests declined $21.22 million

(pre-tax) during the first quarter of 2001. Under accounting rules in effect as of March 31, 2001, the Company recorded $2.18 million (pre-tax) of this fair value decline in its Consolidated Statements of Income. The remaining $19.04 million (pre-tax) decline in fair value was recorded as an "other comprehensive loss" within stockholders' equity as of March 31, 2001.

        As previously disclosed, the Emerging Issues Task Force (the "EITF") recently clarified the intent of EITF Issue No. 99-20, which became effective on April 1, 2001. Issue 99-20 provides specific accounting guidance regarding the recognition of interest income on, and impairment of, retained interests in securitized loans. Upon implementation of Issue 99-20, the accumulated other comprehensive loss reserve recorded by the Company in stockholders' equity at March 31, 2001 was recorded through earnings as a cumulative effect adjustment for a change in accounting principle. Therefore, on April 1, 2001, the Company recorded a pre-tax charge of $29.98 million against earnings through its Consolidated Statements of Income. This charge includes the $19.04 million negative fair value adjustment noted above, plus the $10.94 million (pre-tax) negative fair value adjustment recorded through stockholders' equity by the Company prior to 2001. In accordance with Issue 99-20, beginning April 1, 2001, the Company will recognize the excess of all cash flows attributable to the Company's retained interests as interest income over the lives of the retained interests using the effective yield method for income recognition.

LOAN SERVICING

        As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000, the Company sold its mortgage servicing rights associated with approximately $1.10 billion of junior lien and Title I mortgage loans. During the first quarter of 2001, the Company completed the sale and transfer of this loan servicing portfolio to the buyer and the Company's interim loan servicing agreement with the buyer expired. The sub-servicing agreement had been entered into to assist in the transition of the loan servicing portfolio from the Company to the buyer. The Company continues to provide loan servicing operations for certain pools of loans that were not included in this transaction. As of March 31, 2001, the unpaid principal balances of loans serviced for others approximated $97.73 million, compared to $1.20 billion at

December 31, 2000. There are no mortgage servicing rights recorded in the Consolidated Balance Sheets for these loans.

        The Company did, however, record a $1.90 million (pre-tax) charge against first quarter 2001 earnings to reflect an estimated contractual obligation to FannieMae associated with a loan servicing portfolio acquired by the Company in 1998. As a condition to the Company's acquisition of the rights to service a pool of loans owned by FannieMae, the Company became subject to certain loan repurchase requirements for Title I loans if those loans were found to have documentation deficiencies. Although the Company did not originate these loans, it became obligated to repurchase the loans as a condition to FannieMae's approval to transfer loan servicing responsibilities to the Company. The Company had negotiated an agreement with FannieMae that provided for payment of this obligation to FannieMae through the remittance of excess cash flows on loans serviced by the Company for FannieMae. However, the recently completed transfer of the Company's loan servicing operations created uncertainty in the size and timing of any excess cash flows resulting in the Company's first quarter 2001 charge against earnings.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-Interest Income: Non-interest income declined $4.93 million or 36.15%, from
--------------------
$13.65 million for the three months ended March 31, 2000 to $8.71 million for the first quarter of 2001. This decline was primarily due to the aforementioned sale of the Company's mortgage loan servicing rights in December 2000. As a result of this transaction, mortgage loan servicing fees declined $4.82 million or 99.34%, from $4.85 million for the first quarter of 2000 to $32,000 for the same period of 2001.

        Other income declined $1.28 million or 28.65%, from $4.46 million for the first three months of 2000 to $3.18 million for the first three months of 2001. This decline was primarily attributable to the Company's exit from its specialty finance loan origination and loan servicing operations, a $331,000 decline in trust fee revenues and a $225,000 decline in income earned on the Company's investment in Bank Owned Life Insurance.

Non-Interest Expense: Non-interest expense increased $4.11 million or 14.26%,
---------------------
from $28.77 million in 2000 to $32.88 million for the first quarter of 2001 as a result of several non-recurring charges recorded during the three months of 2001. Included in Other Expenses and previously discussed under the captions

Retained Interests and Loan Servicing, the Company recorded non-recurring charges of $2.18 million (pre-tax) and $1.90 million (pre-tax), respectively, during the first quarter of 2001. Additionally, the Company recorded a $1.97 million (pre-tax) charge to reflect the estimated fair value of the Company's direct mail division, based on negotiations to complete this divestiture. Preliminary terms of the sale of this division contemplate financing to be provided by the Company to the buyer for 100% of the selling price. The Company has considered this provision, with the other factors associated with the negotiations for this divestiture, in recording the estimated $1.97 million loss. The Company anticipates completing this transaction during the second quarter of 2001.

        The Company also recorded a $1.28 million contractual obligation to departing senior officers during the first quarter of 2001. Excluding this charge, compensation expenses incurred by the Company decreased $2.25 million or 18.15%, from $12.42 million for the three months ended March 31, 2000 to $10.17 million for the first quarter of 2001. This decline corresponds to a 14.73% decline in Full-time equivalent (FTEs) employees of the company from March 31, 2000 to March 31, 2001. The Company's closure of its California specialty finance loan origination operations, its sale of its loan servicing operations, and continued reorganization within its community banking operations resulted in a decline of 193 FTEs, from 1,501 FTEs at March 31, 2000, to 1,310 FTEs at March 31, 2001.

MARKET RISK MANAGEMENT

        Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company's balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company's investment securities portfolio, interest paid on the Company's short-term and long-term borrowings, interest earned on the Company's loan portfolio and interest paid on its deposit accounts. The Company's Asset and Liability Committee ("the Committee") has been delegated the responsibility of managing the Company's interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. The Committee, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company's exposure to interest rate risk and to manage the Company's liquidity position.

The Committee satisfies its responsibilities through monthly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

LIQUIDITY

        The adequacy of the Company's liquidity position is evaluated at the subsidiary bank level and at the Parent Company level. Within the community banking segment, the Company manages its liquidity position to effectively and economically satisfy the funding needs of its customers, to accommodate the scheduled repayment of borrowings, and to provide the funding necessary for asset growth. The focus of the Company's liquidity management function within the community banks is on deposit customers. The Company attempts to maintain a stable, yet increasing, core deposit base as its primary funding source. The Company also manages relationships with external funding sources, including the Federal Home Loan Bank, to provide the banking subsidiaries with a second source of liquidity. Additionally, City National has utilized the capital markets, including the issuance of brokered deposits, as another source of liquidity. Aside from funding sources, the community banks also seek to manage liquidity by maintaining a sufficient percentage of their total assets as liquid assets, for example the Company's securities portfolio, that could be sold if necessary to provide additional funding sources. As of March 31, 2001, the Company believes that the community banking subsidiaries maintained a sufficient liquidity position to satisfy their funding and cash needs.

        However, the Company believes that deficiencies exist at the Parent Company level related to the Parent Company's liquidity position at March 31, 2001. The primary sources of cash for the Parent Company are the payment of dividends from the subsidiary banks. Regulatory guidelines restrict the ability of the subsidiary banks to transfer funds to the Parent Company in the form of dividends. The approval of the banks' primary regulator is required prior to the payment of dividends by a subsidiary bank in excess of the bank's earnings retained in the current year plus retained net profits for the preceding two years. As a result of the net losses recorded thus far in 2001 and in 2000 and depressed earnings at the bank level in 1999, the subsidiary banks will be required to request and obtain regulatory approval prior to the payment of dividends to the Parent Company. City National requested and received approval from the OCC to pay a $2.69 million special dividend to the Parent Company in March 2001. These funds were used by the Parent Company to satisfy debt service requirements associated with the Parent Company's outstanding trust preferred securities. However, the OCC has broad discretionary authority as it considers any additional dividend requests to be submitted by City National. The approval to pay the $2.69 million dividend to the Parent Company is not necessarily indicative of future OCC determinations.

        Although the sources of cash for the Parent Company are extremely limited, the cash needs of the Parent Company are significant. Interest payments are required in 2001 associated with the Company's two trust-preferred issues, its third-party term note and line of credit, and its line of credit maintained with City National. Scheduled interest payments on the Company's trust-preferred securities for the remainder of 2001 approximate $5.31 million, excluding the $2.68 million interest paid through March 31, 2001. The amounts outstanding on the term note and line of credit combined approximate $26.53 million as of March 31, 2001. Both the term note and the line of credit are scheduled to mature on January 15, 2002.

     The Company continues to pursue alternatives to address these liquidity needs at the Parent Company level. First, as long as City National continues to maintain adequate capital levels and, at a minimum a 10.00% Total Capital ratio, it will seek additional regulatory approvals to pay cash dividends to the Parent Company throughout 2001. If necessary, the Parent Company may elect to defer interest payments on its trust-preferred securities for up to five years, so long as there has been no event of default, which includes bankruptcy, failure to pay principal payments when due, and other events as defined in the documents governing the issuances of these securities. Finally, as has been previously disclosed, the Company is actively marketing its California banking franchises. If successful, the majority of the proceeds obtained from a sale would be used to repay a significant portion of the term note and line of credit.

CAPITAL RESOURCES

        During the first quarter of 2001, the Company reported a net loss of $5.75 million and an other comprehensive loss of $8.79 million, thus reducing stockholders' equity by $14.53 million. The other comprehensive loss recorded during the first quarter of 2001 was due to the after-tax $11.42 million ($19.04 million, pre-tax) adjustment to the estimated fair value of the Company's retained interests in securitized loans. This negative adjustment to stockholders' equity was partially offset by a $2.63 million (after-tax) increase in the estimated fair value of the Company's investment securities portfolio.

        Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4%. At March 31, 2001, the Company's total capital to risk-adjusted assets ratio was 10.64% and its Tier I capital ratio was 7.91%, compared to 11.61% and 9.05%, respectively, at December 31, 2000. The Company's leverage ratio at March 31, 2001 and December 31, 2000 was 6.93% and 7.94%, respectively.

        Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. As previously discussed, City National entered into a formal agreement with the OCC during 2000. One of the provisions of the agreement requires City National to maintain its total capital ratio at least equal to 10.00%. As of March 31, 2001, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 11.92%, 10.66%, and 9.33%, respectively. As of December 31, 2000, City National reported total capital, Tier I capital, and leverage ratios of 12.72%, 11.47%, and 10.10%, respectively.

        Due to the net loss reported at both the consolidated and bank levels thus far in 2001 and in 2000 and depressed earnings in 1999, the Company has suspended the payment of dividends to its common stockholders. The dividend suspension is also due to the liquidity issues faced by the Parent Company, as discussed under the caption Liquidity. The strategic repositioning of the Company is expected to have a positive effect on the long-term earnings capabilities of the Company and City National. Combined with the Company's focus on restoring asset quality and effectively managing its risks, the Company anticipates experiencing an improved capital position over the long term. However, as the Company completes its restructuring during 2001, continued deterioration of its capital base is expected.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Market Risk Management" under Item 2--Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings
                 There are various legal proceedings pending to which the Company and/or its subsidiaries are parties.
                 These proceedings are incidental to the business of the Company and its subsidiaries and, after reviewing the matters and consulting with counsel, management is of the opinion that the ultimate resolution of such matters will not materially affect the Company's consolidated financial statements.

Item 2.          Changes in Securities                                                  None
Item 3.          Defaults Upon Senior Securities                                        None
Item 4.          Submission of Matters to a Vote of Security Holders                    None
Item 5.          Other Information

                 On May 8, 2001, the Company announced that Gerald R.
                 Francis would immediately assume the position of President and Chief Executive Officer of the Company and its lead bank, City National Bank of West
                 Virginia. The Company's news release dated May 8,
                 2001 relating to this announcement is attached as
                 Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6           Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     99.1 News Release issued May 8, 2001 announcing
                     Gerald R. Francis as President and Chief Executive
                     Officer.

                 (b) Reports on Form 8-K

                     On February 14, 2001, the Company filed a Current
                     Report on Form 8-K, attaching a news release issued on January 31, 2001, announcing its strategic repositioning, fourth quarter results of operations and intention of the Company's Board of Directors to suspend the Company's common stock dividend.


              On March 14, 2001, the Company filed a
              Current Report on Form 8-K, attaching a news release issued on February 27, 2001, announcing the appointment of Gerald R.
              Francis as President and Chief Executive
              Officer of City Holding Company and its lead bank, City National Bank of West Virginia, upon receipt of a notice of non-objection from the Office of the Comptroller of the Currency. The news release was accompanied by a memorandum from Mr. Francis to City
              Holding Company shareholders in which Mr.
              Francis outlined a strategic plan for the Company.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CITY HOLDING COMPANY


                                     By: /s/ Michael D. Dean
                                         __________________________________
                                         Michael D. Dean
                                         Senior Vice President - Finance,
                                         Chief Accounting Officer and
                                         Duly Authorized Officer