Form 10-Q
period 2001-06-30
CITY HOLDING CO
filed 2001-08-14
CIK 726854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001
                                           -------------
                                       OR

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

Common stock, $2.50 Par Value - 16,887,934 shares as of August 10, 2001.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: (1) the Company's restructuring program announced on July 31, 2001, may not have the effects intended, or such effects may not produce the results expected; (2) the Company may continue to experience high levels of loan losses and may not be successful in hiring additional personnel necessary to improve the effectiveness of managing the risk in the Company's loan portfolio, thus resulting in increased loan loss allocations or capital needs; (3) the Company may not timely complete the divestiture of its California banking operations; (4) regulatory rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital may change, resulting in the need for increased capital levels with a resulting adverse effect on expected earnings and dividend capability; (5) changes in the interest rate environment may have results on the Company's operating results materially different from those anticipated by the Company's market risk management functions; (6) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (7) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                      Index
                      City Holding Company and Subsidiaries

Part I.  Financial Information
     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

              Consolidated Statements of Income - Six months ended June 30, 2001 and 2000 and Three months ended June 30, 2001 and 2000

              Consolidated Statements of Changes in Stockholders' Equity - Six months ended June 30, 2001 and 2000

              Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000

              Notes to Consolidated Financial Statements - June 30, 2001

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                                           June 30    December 31
                                                                                               2001          2000
                                                                                       --------------------------
                                                                                         (Unaudited)
Assets
Cash and due from banks                                                                  $   70,538    $   87,990
Federal funds sold                                                                           59,166         2,638
                                                                                       --------------------------
  Cash and Cash Equivalents                                                                 129,704        90,628
Securities available for sale, at fair value                                                292,307       385,462
Loans:
  Gross loans                                                                             1,786,315     1,968,159
  Allowance for loan losses                                                                 (45,748)      (40,627)
                                                                                       --------------------------
  Net Loans                                                                               1,740,567     1,927,532
Loans held for sale                                                                          15,744        17,900
Retained interests                                                                           66,195        85,206
Premises and equipment                                                                       48,640        56,924
Accrued interest receivable                                                                  14,987        18,242
Other assets                                                                                 96,468        89,606
                                                                                       --------------------------
  Total Assets                                                                           $2,404,612    $2,671,500
                                                                                       ==========================


Liabilities
Deposits:
 Noninterest-bearing                                                                     $  277,084    $  271,358
 Interest-bearing                                                                         1,681,809     1,812,583
                                                                                       --------------------------
  Total Deposits                                                                          1,958,893     2,083,941
Short-term borrowings                                                                       153,079       248,766
Long-term debt                                                                               30,692        34,832
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts
 holding solely subordinated debentures of City Holding Company                              87,500        87,500

Other liabilities                                                                            27,574        53,004
                                                                                       --------------------------
   Total Liabilities                                                                      2,257,738     2,508,043

Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,892,913 shares issued and outstanding at June 30, 2001 and December 31, 2000, including 4,979
 in treasury                                                                                 42,232        42,232


Capital surplus                                                                              59,174        59,174
Retained earnings                                                                            41,351        67,152
Cost of common stock in treasury                                                               (136)         (136)
Accumulated other comprehensive income (loss)                                                 4,253        (4,965)
                                                                                       --------------------------
   Total Stockholders' Equity                                                               146,874       163,457
                                                                                       --------------------------
   Total Liabilities and Stockholders' Equity                                            $2,404,612    $2,671,500
                                                                                       ==========================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

                                                                                   Six Months Ended June 30
                                                                                        2001         2000
                                                                                 --------------------------
Interest Income
 Interest and fees on loans                                                           $ 81,175     $ 90,500
 Interest on investment securities:
 Taxable                                                                                 8,004        8,505
 Tax-exempt                                                                              1,767        2,359
 Interest on retained interests                                                          2,296           87
 Interest on federal funds sold                                                            155          112
                                                                                 --------------------------
   Total Interest Income                                                                93,397      101,563

Interest Expense
Interest on deposits                                                                    39,276       38,240
Interest on short-term borrowings                                                        5,817        9,636
Interest on long-term debt                                                               1,116        3,193
Interest on trust preferred securities                                                   4,010        4,008
                                                                                 --------------------------
   Total Interest Expense                                                               50,219       55,077
                                                                                 --------------------------
   Net Interest Income                                                                  43,178       46,486
Provision for loan losses                                                               16,010        4,170
                                                                                 --------------------------
   Net Interest Income After Provision for Loan Losses                                  27,168       42,316

Non-Interest Income
Investment securities gains                                                              1,242            2
Service charges                                                                          7,295        5,095
Mortgage loan servicing fees                                                               245        9,755
Net origination fees on junior-lien mortgages                                              598        1,621
Gain on sale of loans                                                                    2,568          993
Other income                                                                             9,286        8,171
                                                                                 --------------------------
   Total Non-Interest Income                                                            21,234       25,637

Non-Interest Expense
Salaries and employee benefits                                                          21,686       27,129
Occupancy, excluding depreciation                                                        3,251        3,781
Depreciation                                                                             4,893        6,031
Advertising                                                                              1,369        2,643
Retained interest impairment                                                             2,182           --
Other expenses                                                                          27,906       22,098
                                                                                 --------------------------
   Total Non-Interest Expense                                                           61,287       61,682
                                                                                 --------------------------
   (Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change        (12,885)       6,271
Income tax (benefit) expense                                                            (5,070)       1,957
                                                                                 --------------------------

   (Loss) Income Before Cumulative Effect of Accounting Change                          (7,815)       4,314
Cumulative effect of accounting change, net of tax                                     (17,985)          --
                                                                                 --------------------------
   Net (Loss) Income                                                                  $(25,800)    $  4,314
                                                                                 ==========================


Basic (Loss) Earnings per Share
  (Loss) income before cumulative effect of accounting change                         $  (0.46)    $   0.26
  Cumulative effect of accounting change                                                 (1.07)          --
                                                                                 --------------------------
   Net (Loss) Income                                                                  $  (1.53)    $   0.26
                                                                                 ==========================


Diluted (Loss) Earnings per Share
  (Loss) income before cumulative effect of accounting change                         $  (0.46)    $   0.26
  Cumulative effect of accounting change                                                 (1.07)          --
                                                                                 --------------------------
   Net (Loss) Income                                                                  $  (1.53)    $   0.26
                                                                                 ==========================


Average Common Shares Outstanding:
 Basic                                                                                  16,888       16,877
                                                                                 ==========================
 Diluted                                                                                16,888       16,877
                                                                                 ==========================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                                  Three Months Ended June 30
                                                                                          2001          2000
                                                                                ----------------------------
Interest Income
 Interest and fees on loans                                                           $ 39,119       $46,750
 Interest on investment securities:
 Taxable                                                                                 3,605         4,225
 Tax-exempt                                                                                855         1,171
 Interest on retained interests                                                          2,251            46
 Interest on federal funds sold                                                            123            54
                                                                                ----------------------------
   Total Interest Income                                                                45,953        52,246

Interest Expense
Interest on deposits                                                                    18,568        20,219
Interest on short-term borrowings                                                        2,408         4,969
Interest on long-term debt                                                                 402         1,604
Interest on trust preferred securities                                                   2,005         2,004
                                                                                ----------------------------
   Total Interest Expense                                                               23,383        28,796
                                                                                ----------------------------
   Net Interest Income                                                                  22,570        23,450
Provision for loan losses                                                               10,280         2,085
                                                                                ----------------------------
   Net Interest Income After Provision for Loan Losses                                  12,290        21,365

Non-Interest Income
Investment securities gains                                                                421             2
Service charges                                                                          4,361         2,691
Mortgage loan servicing fees                                                               213         4,901
Net origination fees on junior-lien mortgages                                               58           719
Gain (loss) on sale of loans                                                             1,363           (35)
Other income                                                                             6,104         3,711
                                                                                ----------------------------
   Total Non-Interest Income                                                            12,520        11,989

Non-Interest Expense
Salaries and employee benefits                                                          10,235        14,708
Occupancy, excluding depreciation                                                        1,643         1,934
Depreciation                                                                             2,416         3,013
Advertising                                                                                772         1,032
Retained interest impairment                                                                --            --
Other expenses                                                                          13,344        12,221
                                                                                ----------------------------
   Total Non-Interest Expense                                                           28,410        32,908
                                                                                ----------------------------
   (Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change         (3,600)          446
Income Tax (Benefit) Expense                                                            (1,530)          151
                                                                                ----------------------------

   (Loss) Income Before Cumulative Effect of Accounting Change                          (2,070)      $   295
Cumulative effect of accounting change, net of tax                                     (17,985)           --
                                                                                ----------------------------
   Net (Loss) Income                                                                  $(20,055)      $   295
                                                                                ============================


Basic (Loss) Earnings per Share
 (Loss) income before cumulative effect of accounting change                            $(0.12)        $0.02
 Cumulative effect of accounting change                                                  (1.07)           --
                                                                                ----------------------------
   Net (Loss) Income                                                                    $(1.19)        $0.02
                                                                                ============================


Diluted (Loss) Earnings per Share
 (Loss) income before cumulative effect of accounting change                            $(0.12)        $0.02
 Cumulative effect of accounting change                                                  (1.07)           --
                                                                                ----------------------------
   Net (Loss) Income                                                                    $(1.19)        $0.02
                                                                                ============================


Average Common Shares Outstanding:
 Basic                                                                                  16,888        16,878
                                                                                ============================
 Diluted                                                                                16,888        16,878
                                                                                ============================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands)

                                                                                                         Accumulated
                                                                                                            Other          Total
                                                         Common      Capital     Retained   Treasury    Comprehensive  Stockholders'
                                                          Stock      Surplus     Earnings      Stock    (Loss) Income     Equity
                                                        ------------------------------------------------------------------------
Balances at December 31, 2000                             $42,232   $59,174    $ 67,152     $(136)        $(4,965)     $163,457
Comprehensive income:
 Net loss                                                                       (25,800)                                (25,800)
 Other comprehensive income:
  Unrealized gain on securities and retained interests
   of $9,217, net of reclassification adjustment for
   for included in net income of $0                                                                         9,217         9,217
                                                                                                                 --------------
 Total comprehensive loss                                                                                               (16,583)
                                                        -----------------------------------------------------------------------
Balances at June 30, 2001                                 $42,232   $59,174    $ 41,352     $(136)        $ 4,252      $146,874
                                                        ========================================================================


                                                                                                         Accumulated
                                                                                                            Other          Total
                                                         Common      Capital     Retained   Treasury    Comprehensive  Stockholders'
                                                          Stock      Surplus     Earnings      Stock        Loss          Equity
                                                        ------------------------------------------------------------------------
Balances at December 31, 1999                             $42,199     $59,164     $112,951     $(285)      $(15,487)      $198,542
Comprehensive income:
 Net income                                                                          4,314                                   4,314
 Other comprehensive income:
  Unrealized loss on securities of $349, net of
   reclassification adjustment for gains included in net
   income of $1                                                                                                (348)          (348)


                                                                                                                         ----------
 Total comprehensive income                                                                                                  3,966
Cash dividends declared ($.28/share)                                                (4,725)                                 (4,725)
Issuance of contingently-issuable shares of common stock       33          10                    149                           192
                                                        ---------------------------------------------------------------------------
Balances at June 30, 2000                                 $42,232     $59,174     $112,540     $(136)      $(15,835)      $197,975
                                                        ===========================================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                                Six Months Ended June 30
                                                                                2001                 2000
                                                                         --------------------------------------

Operating Activities
(Loss) income before cumulative effect of accounting change                  $  (7,815)           $   4,314
Cumulative effect of accounting change, net of tax                             (17,985)                   -
                                                                         ----------------------------------
Net (loss) income                                                              (25,800)               4,314
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Net amortization                                                                475                3,155
   Provision for depreciation                                                    4,893                6,031
   Provision for loan losses                                                    16,010                4,170
   Loans originated for sale                                                   (92,935)            (160,961)
   Purchases of loans held for sale                                                 --              (16,065)
   Proceeds from loans sold                                                     97,659              204,223
   Realized gains on loans sold                                                 (2,568)                (993)
   Realized investment securities gains                                         (1,242)                  (2)
   Decrease (increase) in retained interests                                    (2,296)                  12
   Decrease in accrued interest receivable                                       3,255                   13
   Decrease (increase) in other assets                                           9,427              (13,210)
   (Decrease) increase in other liabilities                                    (16,674)               4,942
                                                                         ----------------------------------
     Net Cash (Used in) Provided by Operating Activities                        (9,796)              35,629

Investing Activities
Proceeds from sales of securities available for sale                           104,120               32,492
Proceeds from maturities and calls of securities available for sale            119,649               17,652
Purchases of securities available for sale                                    (122,178)             (31,584)
Net decrease (increase) in loans                                               168,415             (123,765)
Net purchases (sales) of premises and equipment                                  1,201               (1,882)
                                                                         ----------------------------------
     Net Cash Provided by (Used in) Investing Activities                       271,207             (107,087)

Financing Activities
Net increase in noninterest-bearing deposits                                     5,726               26,781
Net (decrease) increase in interest-bearing deposits                          (130,774)             138,377
Net decrease in short-term borrowings                                          (95,687)             (67,107)
Repayment of long-term debt                                                     (1,600)             (50,000)
Cash dividends paid                                                                  -               (4,725)
                                                                         ----------------------------------
     Net Cash (Used in) Provided by Financing Activities                      (222,335)              43,326
                                                                         ----------------------------------
     Increase (Decrease) in Cash and Cash Equivalents                           39,076              (28,132)
Cash and Cash Equivalents at beginning of period                                90,628              122,112
                                                                         ----------------------------------
     Cash and Cash Equivalents at end of period                              $ 129,704            $  93,980
                                                                         ==================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001
NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2001. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the City Holding Company Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - SECURITIZATIONS and RETAINED INTERESTS

        As of June 30, 2001 and December 31, 2000, the Company reported retained interests in its securitizations of approximately $66.20 million and $85.21 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. As a result of economic forecasts released during the first quarter of 2001 and the completion of the Company's sale of the loan servicing responsibilities for its securitized loans to an independent third party, the Company increased its projected cumulative default projection from 13.68% as of December 31, 2000, to 17.15% as of March 31, 2001. This change in assumption resulted in a decline of approximately $21.22 million (pre-tax) in the estimated fair value of the Company's retained interests during the first quarter of 2001. Under accounting rules in effect as of March 31, 2001, the Company recorded a $2.18 million (pre-tax) impairment charge in its Consolidated Statements of Income and a $19.04 million (pre-tax) unrealized loss in its Stockholders' Equity during the first quarter of 2001.

        On April 1, 2001, the Company adopted the accounting provisions of Emerging Issues Task Force Issue 99-20 ("Issue 99-20") as required. Issue 99-20 set forth specific accounting guidance regarding the recognition of interest income on, and impairment of, retained interests in securitized loans. The required adoption of Issue 99-20 resulted in the Company recording a $29.98 million (pre-tax), or $17.99 million (net of tax) cumulative effect of accounting change during the second quarter of 2001. In conjunction with recording this cumulative effect of accounting change, unrealized losses on the retained interests that were previously recorded as negative adjustments through the Accumulated Other Comprehensive Loss component of Stockholders' Equity were reversed and recorded through the Company's Consolidated Statements of Income in accordance with the new accounting rules.

        In addition to establishing specific guidance related to determining whether impairment exists in the Company's retained interests, Issue 99-20 also set forth requirements for the recognition of interest income on retained interests in securitized loans. Issue 99-20 requires that interest income on retained interests be recognized over the life of the retained interest using the effective yield method. Using the effective yield approach, the Company re-instituted the accrual of interest income on its retained interests, recognizing $2.25 million (pre-tax) of interest income during the second quarter of 2001.

        Key assumptions used in estimating the fair value of the Company's retained interests as of June 30, 2001 and December 31, 2000, were as follows:

                                                June 30           December 31
                                                 2001                2000
                                            -----------------------------------

Prepayment speed (CPR)                         15%-21%             15%-21%
Weighted average cumulative defaults            16.47%              13.68%
Weighted average discount rate                  14.00%              14.00%


     At June 30, 2001, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

Book value at June 30, 2001 (in thousands)                        $ 66,195

Prepayment curve:
 Impact on fair value of 10% increase in prepayment curve              746
 Impact on fair value of 20% increase in prepayment curve            1,540
Default curve:
 Impact on fair value of 10% increase in default curve              (6,358)
 Impact on fair value of 20% increase in default curve             (11,955)
Discount rate:
 Impact on fair value of 10% increase in discount rate              (5,882)
 Impact on fair value of 20% increase in discount rate             (11,165)

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

       The Company's securitization program, which was terminated during the second quarter of 1999, only included fixed rate, junior lien residential mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:


                                                         June 30     December 31    June 30
                                                           2001          2000         2000
                                                       -------------------------------------
Total principal amount of loans outstanding            $451,863      $533,009     $592,542
Principal amount of loans 60 days or more past due       14,232        12,263       10,613
Net credit losses during the period                      11,466        21,977       11,226


     The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

NOTE C - SHORT-TERM BORROWINGS

       Short-term borrowings include $128.14 million and $131.73 million as of June 30, 2001 and December 31, 2000, respectively, of securities sold under agreement to repurchase. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements. Advances obtained from the Federal Home Loan Bank ("FHLB") of $90.50 million are also included in short-term borrowings as of December 31, 2000. There were no advances from the FHLB outstanding at June 30, 2001.

       At June 30, 2001, short-term borrowings also include a $24.93 million obligation of the Parent Company pursuant to debt agreements maintained with an unrelated third party. Of the total obligation, $10.53 million is outstanding under a line of credit agreement and $14.40 million is outstanding under a term loan agreement. Both the term note and the line of credit mature on January 15, 2002. On June 29, 2001, the Company remitted a $1.60 million principal payment against these obligations. Both agreements require interest payments quarterly and have variable interest rates (8.00% at June 30, 2001).

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

        Effective June 30, 2001, the Company entered into an amendment to the term note and the line of credit that modified the covenants associated with minimum loan loss reserve coverage and maximum non-performing loan ratios. The amendment enabled the Company to remain in compliance with the convenant governing the Company's non-performing loans ratios.

NOTE D - LONG TERM DEBT

The Company, through its banking subsidiaries, maintains long-term financing from the FHLB as follows:


                                     June 30, 2001
                         -----------------------------------
    Amount                Amount
   Available           Outstanding           Interest Rate      Maturity Date
-------------------------------------------------------------------------------
             (in thousands)

 $  5,000                  $ 5,000                 5.48%      February 2008
   10,000                   10,000                 4.86        October 2008
                          --------
                           $15,000
                          ========

   As of June 30, 2001 and December 31, 2000, the Company also included $15.69 million and $19.83 million, respectively, in its Long Term Debt representing a fully-collateralized obligation outstanding with Freddie Mac. Collateral for this obligation includes a pool of qualifying, first lien mortgage loans that were sold to Freddie Mac with full recourse. The outstanding balance of this financing will decline as the principal balances of the underlying loans are repaid. Because the loans were sold with full recourse, the outstanding principal balance of the underlying loan pool is included in the Company's loan portfolio.

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

     On June 6, 2001, the Company announced the deferral of the third quarter dividend, scheduled for payment on July 31, 2001, on the City Holding Capital Trust II Capital Securities. The Company also announced that dividend payments on both City Holding Capital Trust and City Holding Capital Trust II would be deferred through January 31, 2002. The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default as to the terms of the Debentures. The Company has irrevocably and unconditionally guaranteed the obligations of the trusts, but only to the extent of funds held by the trusts. Distributions on the Capital Securities are cumulative. Although it has elected to defer such payments, the Company is continuing to accrue and record interest expense in its Consolidated Statements of Income associated with the trust preferred securities.

   The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company's two trusts:

                                                                           Liquidation                        Stated
                                                              Payment       Value per      Issuance          Maturity
             Trust                 Amount        Rate        Frequency        Share          Date              Date
-------------------------------------------------------------------------------------------------------------------------
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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At June 30, 2001, commitments outstanding to extend credit totaled approximately $195.13 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $8.33 million as of June 30, 2001. Substantially all standby letters of credit have historically expired unfunded.

   Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("Statement No. 141"), Business Combinations, and Statement No. 142 ("Statement No. 142"), Goodwill and Other Intangible Assets. Statement No. 141, which supercedes Accounting Principles Board Opinion No. 16, requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Statement No. 142, which supercedes Accounting Principles Board Opinion No. 17, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement No. 141 are effective immediately and the provisions of Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company estimates the benefit associated with the elimination of goodwill amortization in 2002 to approximate $660,000 (pre-tax). However, impairment testing of remaining balances of goodwill and other intangible assets will be performed periodically in accordance with Statement No. 142 and may result in charges against earnings that cannot currently be quantified, as such testing is predicated on facts and circumstances as of the date the impairmet analysis is performed.

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

                                                                                Other
                                                      Community    Mortgage   Financial    General
                  (in thousands)                       Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                   ------------------------------------------------------------------------------
For the six months ended June 30, 2001
Net interest income (expense)                        $   48,885    $ (4,568)    $   (37)    $(1,102)     $       -     $   43,178
Provision for loan losses                                16,010           -           -           -              -         16,010
                                                   ------------------------------------------------------------------------------
Net interest income after provision for loan losses      32,875      (4,568)        (37)     (1,102)             -         27,168
Other income                                             12,979       2,364       6,652       2,473         (3,234)        21,234
Other expenses                                           47,291       6,776       5,689       4,765         (3,234)        61,287
                                                   ------------------------------------------------------------------------------
(Loss) income before income taxes and cumulative
 effect of accounting change                             (1,437)     (8,980)        926      (3,394)             -        (12,885)

Income tax (benefit) expense                               (448)     (3,834)        596      (1,384)             -         (5,070)
                                                   ------------------------------------------------------------------------------

(Loss) income before cumulative effect of
 accounting change                                         (989)     (5,146)        330      (2,010)             -         (7,815)

Cumulative effect of accounting change, net of tax            -     (17,985)          -           -              -        (17,985)
                                                   ------------------------------------------------------------------------------
Net (Loss) income                                    $     (989)   $(23,131)    $   330     $(2,010)     $             $  (25,800)
                                                   ==============================================================================
Average assets                                       $2,528,493    $116,392     $ 8,415     $ 7,133      $(120,759)    $2,539,674
                                                   ==============================================================================

For the six months ended June 30, 2000

Net interest income (expense)                        $   52,741    $ (5,108)    $  (136)    $(1,011)     $       -     $   46,486
Provision for loan losses                                 4,170           -           -           -              -          4,170
                                                   ------------------------------------------------------------------------------
Net interest income after provision for loan losses      48,571      (5,108)       (136)     (1,011)             -         42,316
Other income                                              9,213      12,304       7,238       1,145         (4,263)        25,637
Other expenses                                           38,708      14,611       7,559       5,067         (4,263)        61,682
                                                   ------------------------------------------------------------------------------
Income before income taxes                               19,076      (7,415)       (457)     (4,933)             -          6,271
Income tax expense (benefit)                              6,612      (2,947)       (141)     (1,568)             -          1,957
Net Income (loss)                                    $   12,464    $ (4,468)    $  (316)    $(3,365)     $       -     $    4,314
                                                   ==============================================================================
Average assets                                       $2,766,776    $182,513     $13,306     $10,286      $(185,637)    $2,787,244
                                                   ==============================================================================

                                                                                Other
                                                      Community    Mortgage   Financial    General
                  (in thousands)                       Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                   ------------------------------------------------------------------------------
For the three months ended June 30, 2001
Net interest income (expense)                        $   24,222    $ (1,117)    $    17     $  (552)     $       -     $   22,570
Provision for loan losses                                10,280           -           -           -              -         10,280
                                                   ------------------------------------------------------------------------------
Net interest income after provision for loan losses      13,942      (1,117)         17        (552)             -         12,290
Other income                                              7,131       1,221       4,335       1,249         (1,416)        12,520
Other expenses                                           25,765       1,297       1,011       1,753         (1,416)        28,410
                                                   ------------------------------------------------------------------------------
(Loss) income before income taxes and cumulative
 effect of accounting change                             (4,692)     (1,193)      3,341      (1,056)             -         (3,600)

Income tax (benefit) expense                             (1,861)       (605)      1,383        (447)             -         (1,530)
(Loss) income before cumulative effect of
 accounting change                                       (2,831)       (588)      1,958        (609)                       (2,070)

Cumulative effect of accounting change, net of tax            -     (17,985)          -           -              -        (17,985)
                                                   ------------------------------------------------------------------------------
Net (Loss) income                                    $   (2,831)   $(18,573)    $ 1,958     $  (609)     $       -     $  (20,055)
                                                   ==============================================================================
Average assets                                       $2,466,254    $112,511     $ 8,597     $ 6,961      $(124,067)    $2,470,256
                                                   ==============================================================================


For the three months ended June 30, 2000

Net interest income (expense)                        $   26,303    $ (2,264)    $   (64)    $  (525)     $       -     $   23,450
Provision for loan losses                                 2,085           -           -           -              -          2,085
                                                   ------------------------------------------------------------------------------
Net interest income after provision for loan losses      24,218      (2,264)        (64)       (525)             -         21,365
Other income                                              4,607       5,326       3,848       1,140         (2,932)        11,989
Other expenses                                           21,264       7,147       4,110       3,319         (2,932)        32,908
                                                   ------------------------------------------------------------------------------
Income before income taxes                                7,561      (4,085)       (326)     (2,704)             -            446
Income tax expense (benefit)                              2,705      (2,420)       (102)        (33)             -            151
                                                   ------------------------------------------------------------------------------
Net Income (loss)                                    $    4,856    $ (1,665)    $  (224)    $(2,671)     $       -     $      295
                                                   ==============================================================================
Average assets                                       $2,783,799    $203,091     $12,908     $ 8,532      $(183,602)    $2,824,728
                                                   ==============================================================================

NOTE I - EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:


                                                   Six months ended June 30,
                                                    2001          2000
                                                 ----------------------------
                                           (in thousands, except per share data)
Numerator:
Net (loss) income                                $(25,800)       $ 4,314
                                                 ============================


Denominator:
Denominator for basic (loss) earnings per share:
Average shares outstanding                         16,888         16,877

Effect of dilutive securities:
 Employee stock options                                 -              -
 Contingently issuable stock                            -              -
                                                 ----------------------------
Dilutive potential common shares                        -              -
                                                 ----------------------------
Denominator for diluted (loss) earnings per share  16,888         16,877
                                                 ============================


Basic (loss) earnings per share                  $  (1.53)       $  0.26
                                                 ============================
Diluted (loss) earnings per share                $  (1.53)       $  0.26
                                                 ============================


                                                  Three months ended June 30,
                                                   2001                2000
                                                 -------------------------------
                                           (in thousands, except per share data)
Numerator:
Net (loss) income                                $(20,055)       $   295
                                                 ============================


Denominator:
Denominator for basic (loss) earnings per share:
Average shares outstanding                         16,888         16,878

Effect of dilutive securities:
 Employee stock options                                 -              -
 Contingently issuable stock                            -              -
                                                  ---------------------------
Dilutive potential common shares                        -              -
                                                  ---------------------------
Denominator for diluted (loss) earnings per share  16,888         16,878
                                                  ===========================


Basic (loss) earnings per share                  $  (1.19)       $  0.02
                                                 ============================
Diluted (loss) earnings per share                $  (1.19)       $  0.02
                                                 ============================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On July 31, 2001, the Company announced a comprehensive restructuring program that is intended to result in an annualized expense reduction of $7.4 million (pre-tax). The plan includes the elimination of duplicate operations, implementation of staffing rationalization and other adjustments to the Company's operations as it sharpens its focus on its core West Virginia market. As part of the plan, the Company expects to reduce its workforce by up to 275 employees by October 31, 2001, through attrition and terminations. The Company expects to take restructuring charges of approximately $1.4 million (after-tax) in the third and fourth quarters of 2001 as it implements this program.

FINANCIAL SUMMARY

Six Months Ended June 30, 2001 vs. 2000

     The Company reported a consolidated net loss for the six months ended June 30, 2001 of $25.80 million or $1.53 per common share, compared to net income of $4.31 million or $0.26 per share for the first six months of 2000. The 2001 net loss includes a $17.99 million, or $1.07 per share, loss resulting from the Company's required adoption of new accounting rules associated with accounting for the Company's retained interest in securitized loans (see Securitizations and Retained Interests).

     In addition to the charge against earnings associated with the accounting change and first quarter 2001 non-recurring charges of $7.33 million (pre-tax), the Company's earnings through June 30, 2001 were negatively affected by a significant increase in the provision for loan losses, non-recurring charges against income recorded during the second quarter of 2001, and a continued decline in net interest income. As more fully discussed under the caption Allowance and Provision for Loan Losses, the consolidated provision for loan losses increased $11.84 million, or 284%, from $4.17 million for the first six months of 2000 to $16.01 million in 2001. As further discussed under the caption Non-Interest Income and Expense, the Company recorded approximately $3.14 million (pre-tax) in non-recurring expenses during the second quarter of 2001, in addition to the $7.33 million recorded during the first quarter of 2001. These second quarter 2001 charges against income included a $1.69 million charge to reflect the estimated fair value of facilities the Company intends to sell and a $1.45 million charge to write-off capitalized software that no longer fits the Company's business model. Net interest income declined $3.63 million, or 7.59%, from $47.76 million (tax equivalent basis) for the first six months of 2000 to $44.13 million in 2001 (see Net Interest Income).

Three Months Ended June 30, 2001 vs. 2000

     The Company reported a consolidated net loss for the three months ended June 30, 2001 of $20.06 million or $1.19 million per common share, compared to net income of $295,000 or $0.02 per share for the second quarter of 2000. The 2001 net loss includes a $17.99 million, or $1.07 per share, loss resulting from the Company's required adoption of new accounting rules associated with the accounting for the Company's retained interests in securitized loans.

     In addition to the charge against earnings associated with the accounting change (see Securitizations and Retained Interests), the Company's second quarter 2001 earnings were negative affected by a significant increase in the provision for loan losses, the non-recurring charges recorded during the second quarter of 2001, and a decline in net interest income. As more fully discussed under the caption Allowance and Provision for Loan Losses, the consolidated provision for loan losses increased $8.20 million, or 393%, from $2.08 million in the second quarter of 2000 to $10.28 million in the second quarter of 2001 as the Company continued to address credit quality concerns within the core loan portfolio. As discussed above and under the caption Non-Interest Income and Expense, the Company recorded $3.14 million (pre-tax) in non-recurring charges against income during the second quarter of 2001 associated with its continuing reorganization. As further discussed under the caption Net Interest Income, the Company experienced a decline of $1.05 million in tax-equivalent net interest income in the second quarter of 2001, as compared to the second quarter of 2000.

NET INTEREST INCOME
Six Months Ended June 30, 2001 vs. 2000

     On a tax equivalent basis, net interest income declined $3.63 million, or 7.59%, from $47.76 million for the first six months of 2000 to $44.13 million in 2001. The combination of overall declines in the average balance of interest-earning assets held by the Company and recent declines in interest rates initiated by the Federal Reserve Board resulted in an $8.49 million decline in interest income for the six months ended June 30, 2001 as compared to the same period in 2000. More specifically, the mortgage banking segment experienced a decline in the average balance of loans held for sale of $100.56 million, or 85.29%, from $117.90 million for the six months ended June 30, 2000 to $17.34 million in 2001. This decline in average balances, due to the Company's exit from the specialty-finance business line, resulted in a $4.95 million decline in interest income in 2001 versus 2000. Within the community banking segment, the average balance of the core loan portfolio declined $56.45 million, or 2.91%, from $1.94 billion in 2000 to $1.89 billion in 2001, resulting in a $2.42 million decline in interest income. The core loan portfolio was also affected by the declining trend in interest rates, resulting in an additional $1.11 million reduction in interest income. When combined, interest income earned on the Company's core loan portfolio and its loans held for sale portfolio declined $9.33 million from 2000 to 2001. The current interest rate environment also resulted in a $1.41 million decline in interest earned on the Company's securities portfolio as lower yields were available on US Treasury and US Agency securities. These declines in interest income were partially offset by a $2.21 million increase, from 2000 to 2001, in interest income earned on the Company's retained interests in securitized loans. Having adopted the new rules associated with the accounting for retained interests on April 1, 2001, the Company re-instituted the accrual of interest income on the retained interests during the second quarter of 2001.

     Although interest income declined approximately $8.49 million from 2000 to 2001, interest expense only declined $4.86 million during the same period. Higher costing, non-core deposits, such as brokered deposits and "special" certificates of deposit maintained by the Company during the first half of 2001 actually resulted in an increase in interest expense on time deposits of $2.28 million, or 8.59%, from $26.49 million during the first six months of 2000 to $28.77 million for the same period of 2001. These products generally provide for a fixed interest rate and, therefore, do not re-price immediately with changes in the interest rate environment. Given the improved liquidity position of the community banking segment, reliance on these higher costing funds declined during the second quarter of 2001 and should result in an overall lower cost of funds for the remainder of 2001. As the average balance of the Company's loan portfolios declined during the first half of 2001, the average balance of short-term borrowings and long-term debt has declined as well. The declines in these funding sources resulted in a $5.90 million, or 45.96%, decline in interest expense associated with external borrowings from 2000 to 2001.

Three Months Ended June 30, 2001 vs. 2000

     On a tax equivalent basis, net interest income declined $1.05 million, or 4.36%, from $24.08 million in the second quarter of 2000 to $23.03 million in the second quarter of 2001. Although interest income declined $6.46 million from the second quarter of 2000 to the same period of 2001, this decline was partially offset by a decline in interest expense of $5.41 million over these same periods. As noted previously, both declines in the average balance of interest-earning assets and declines in the interest rate environment led to the overall decline in interest income. During the three months ended June 30, 2001, however, the Company's reduced reliance on higher costing, non-core deposits and external borrowings also declined and resulted in an overall decline in interest expense. Additionally, the Company re-instituted the accrual of interest income on its retained interests in securitized loans beginning April 1, 2001. As a result, the Company recognized $2.25 million of interest income on its retained interests during the second quarter of 2001, versus only $46,000 of interest income during the second quarter of 2000. These changes within the Company's balance sheet resulted in a 26 basis point improvement in the Company's net interest margin, which increased from 3.79% for the three months ended June 30, 2000 to 4.05% for the quarter ended June 30, 2001.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)


                                                                      Six months ended June 30,
                                                          2001                                        2000
                                             Average                      Yield/       Average                      Yield/
                                             Balance         Interest      Rate        Balance         Interest      Rate
                                        -----------------------------------------------------------------------------------
Assets
Loan portfolio (1)                            $1,885,105        $80,343      8.52%      $1,941,559       $ 83,868      8.64%
Loans held for sale                               17,340            832      9.60          117,903          6,632     11.25
Securities:
 Taxable                                         290,098          8,004      5.52          266,878          8,505      6.37
 Tax-exempt (2)                                   70,641          2,718      7.70           96,569          3,629      7.52
                                        -----------------------------------------------------------------------------------
  Total securities                               360,739         10,722      5.94          363,447         12,134      6.68
Retained interest in securitized loans            74,684          2,296      6.15           76,957             87      0.23
Federal funds sold                                 7,113            155      4.36            3,274            112      6.84
                                        -----------------------------------------------------------------------------------
  Total earning assets                         2,344,981        $94,348      8.05%       2,503,140       $102,833      8.22%
Cash and due from banks                           62,648                                    75,316
Bank premises and equipment                       56,816                                    64,687
Other assets                                     114,796                                   171,435
Less: allowance for possible
loan losses                                      (39,567)                                  (27,334)
                                        -----------------------------------------------------------------------------------
  Total assets                                $2,539,674                                $2,787,244
                                        ===================================================================================

Liabilities
Demand deposits                               $  422,489        $ 6,134      2.90%      $  415,805       $  6,273      3.02%
Savings deposits                                 293,049          4,371      2.98          326,159          5,473      3.36
Time deposits                                  1,028,935         28,771      5.59        1,021,472         26,494      5.19
Short-term borrowings                            204,791          5,817      5.68          329,091          9,636      5.86
Long-term debt                                    33,990          1,116      6.57          105,443          3,193      6.06
Trust preferred securities                        87,500          4,010      9.17           87,500          4,008      9.16
                                        -----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,070,754         50,219      4.85        2,285,470         55,077      4.82
Demand deposits                                  260,420                                   244,173
Other liabilities                                 51,020                                    58,250
Stockholders' equity                             157,480                                   199,351
                                        -----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,539,674                                $2,787,244
                                        ===================================================================================
 Net interest income                                            $44,129                                  $ 47,756
                                        ===================================================================================
 Net yield on earning assets                                                 3.76%                                     3.82%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)


                                               Six months ended June 30,
                                                     2001 vs. 2000
                                                  Increase (Decrease)
                                                  Due to Change In:
                                            Volume        Rate          Net
                                          ----------------------------------
Interest-earning assets:
Loan portfolio                             $(2,416)     $(1,109)     $(3,525)
Loans held for sale                         (4,947)        (853)      (5,800)
Securities:
 Taxable                                     1,599       (2,100)        (501)
 Tax-exempt (1)                             (1,155)         244         (911)
                                          ----------------------------------
  Total securities                             444       (1,856)      (1,412)
Retained interest in securitized loans          (8)       2,217        2,209
Federal funds sold                             157         (114)          43
                                          ----------------------------------
  Total interest-earning assets            $(6,770)     $(1,715)     $(8,485)
                                          ==================================

Interest-bearing liabilities:
Demand deposits                            $   241      $  (380)     $  (139)
Savings deposits                              (526)        (576)      (1,102)
Time deposits                                  195        2,082        2,277
Short-term borrowings                       (3,539)        (280)      (3,819)
Long-term debt                              (2,804)         727       (2,077)
Trust preferred securities                       -            2            2
                                          ----------------------------------
  Total interest-bearing liabilities       $(6,433)     $ 1,575      $(4,858)
                                          ==================================
  Net Interest Income                      $  (337)     $(3,290)     $(3,627)
                                          ==================================


(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)


                                                                     Three months ended June 30,
                                                               2001                                      2000
                                             Average                      Yield/       Average                      Yield/
                                             Balance         Interest      Rate        Balance         Interest      Rate
                                        -----------------------------------------------------------------------------------
Assets
Loan portfolio (1)                            $1,841,321        $38,614      8.39%      $1,976,355        $43,359      8.78%
Loans held for sale                               23,689            505      8.53          119,792          3,391     11.32
Securities:
 Taxable                                         267,419          3,605      5.39          264,357          4,225      6.39
 Tax-exempt (2)                                   67,883          1,315      7.75           97,776          1,801      7.37
                                        -----------------------------------------------------------------------------------
  Total securities                               335,302          4,920      5.87          362,133          6,026      6.66
Retained interest in securitized loans            64,745          2,251     13.91           76,956             46      0.24
Federal funds sold                                10,593            123      4.64            2,912             54      7.42
                                        -----------------------------------------------------------------------------------
  Total earning assets                         2,275,650        $46,413      8.16%       2,538,148        $52,876      8.33%
Cash and due from banks                           61,357                                    76,031
Bank premises and equipment                       55,550                                    63,934
Other assets                                     117,340                                   174,140
Less: allowance for possible
loan losses                                      (39,641)                                  (27,526)
                                        -----------------------------------------------------------------------------------
  Total assets                                $2,470,256                                $2,824,727
                                        ===================================================================================

Liabilities
Demand deposits                               $  432,690        $ 2,960      2.74%      $  411,490        $ 3,109      3.02%
Savings deposits                                 294,916          2,024      2.75          322,956          2,717      3.37
Time deposits                                    986,865         13,584      5.51        1,075,291         14,393      5.35
Short-term borrowings                            179,381          2,408      5.37          326,875          4,969      6.08
Long-term debt                                    33,457            402      4.81           94,852          1,604      6.76
Trust preferred securities                        87,500          2,005      9.17           87,500          2,004      9.16
                                        -----------------------------------------------------------------------------------
  Total interest-bearing liabilities           2,014,809         23,383      4.64        2,318,964         28,796      4.97
Demand deposits                                  264,263                                   247,609
Other liabilities                                 40,512                                    58,356
Stockholders' equity                             150,672                                   199,798
                                        -----------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                                     $2,470,256                                $2,824,727
                                        ===================================================================================
 Net interest income                                            $23,030                                   $24,080
                                        ===================================================================================
 Net yield on earning assets                                                 4.05%                                     3.79%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)


                                            Three months ended June 30,
                                                   2001 vs. 2000
                                                Increase (Decrease)
                                                  Due to Change In:
                                          Volume          Rate            Net
                                        --------------------------------------
Interest-earning assets:
Loan portfolio                           $(2,883)       $(1,862)       $(4,745)
Loans held for sale                       (2,207)          (679)        (2,886)
Securities:
 Taxable                                     322           (942)          (620)
 Tax-exempt (1)                           (1,053)           567           (486)
                                        --------------------------------------
  Total securities                          (731)          (375)        (1,106)
Retained interest in securitized loans       (52)         2,257          2,205
Federal funds sold                           202           (133)            69
                                        --------------------------------------
  Total interest-earning assets          $(5,671)       $  (792)       $(6,463)
                                        ======================================

Interest-bearing liabilities:
Demand deposits                          $   777        $  (926)       $  (149)
Savings deposits                            (222)          (471)          (693)
Time deposits                             (3,030)         2,221           (809)
Short-term borrowings                     (2,034)          (527)        (2,561)
Long-term debt                              (831)          (371)        (1,202)
Trust preferred securities                     -              1              1
                                        --------------------------------------
  Total interest-bearing liabilities     $(5,340)       $   (73)       $(5,413)
                                        ======================================
  Net Interest Income                    $  (331)       $  (719)       $(1,050)
                                        ======================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO
     The composition of the Company's loan portfolio as of June 30, 2001 and December 31, 2000, is presented in the following table:

                                          June 30, 2001      December 31, 2000
                                          ------------------------------------
 Commercial, financial and agricultural     $  600,769            $  637,870
Real estate-mortgage                           883,810               959,457
Installment loans to individuals               301,736               370,832
                                          ------------------------------------
  Total loans                               $1,786,315            $1,968,159
                                          ====================================

Allowance and Provision for Loan Losses

    As has been disclosed in recent quarters and as evidenced by the significant increase in loan charge-offs as outlined below, the Company has continued to experience a negative trend in credit quality and above-average risk in its core loan portfolio. Over the past several months, the Company has utilized independent third parties to assist in performing detailed loan reviews, implemented more stringent internal risk-coding of individual loans, and curtailed new loan production as the Company works to address the total risk inherent in the Company's core loan portfolio. The curtailment of new loan production is evidenced by the significant decline in the outstanding balance of loans from December 31, 2000 to June 30, 2001 and has been achieved by restricting lending authority in the Company's branch network and instituting changes to its product pricing methodology. As the Company continues to devote significant resources to its credit administration and lending activities, it expects the trend of reduced new loan volume to continue for the remainder of 2001.

     In evaluating credit risk, the Company systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses in the portfolio. Through the Company's internal loan review department, management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detail loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to historical charge-off percentages and general economic conditions. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history and general economic conditions, with less emphasis placed on specifically reviewing individual credits, unless circumstances suggest that specific reviews are necessary. In these categories, specific loan reviews would be conducted on higher balance and higher risk loans. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

    For the first six months of 2001, the Company recorded a provision for loan losses of $16.01 million, compared to $4.17 million for the first half of 2000. This $11.84 million, or 284%, increase from 2000 was due to a significant increase in both net charge-offs during the first half of 2001 and non-performing loans as of June 30, 2001. Net charge-offs increased $7.48 million in 2001, as compared to 2000, with $6.52 million of the total increase attributable to the commercial loan portfolio. Similarly, non-performing loans, particularly loans placed on non-accrual status, increased $22.23 million, from $14.36 million at June 30, 2000 to $36.59 million at June 30, 2001. Non-accrual loans increased $17.79 million, from $12.00 million at June 30, 2000 to $29.79 million at June 30, 2001. Of the total non-accrual loans as of June 30, 2001, $21.06 million, or 70.70%, are commercial loans. As a result of these trends within the commercial portfolio, management initiated a process during the second quarter of 2001 to review the majority of the Company's commercial loans. Risk factors and further credit deterioration during the second quarter of 2001 associated with several larger credits were identified as a result of this process that resulted in certain credits being downgraded, requiring an increase in specific reserves against those loans. Management continues to focus significant attention to the Company's credit quality issues and has centralized the underwriting and loan approval process for new commercial credits under the supervision of the Senior Credit Officer. Additionally, the Company has significantly tightened its credit standards for all new commercial loan production.

    As the Company continues to address its credit quality concerns and completes its process improvement for identifying problem loans within the portfolio, the Company has maintained a relatively high coverage ratio, compared to industry averages, of "allowance for loan losses to total loans" of 2.56% as of June 30, 2001. This coverage ratio reflects an increase of 50 basis points from March 31, 2001 and is due, in large part, to the increase in non-performing loans discussed previously. Although the Company anticipates maintaining a higher-than-average coverage ratio as it addresses its credit quality concerns, the Company expects that its loan loss experience will begin to more closely approximate industry averages by the end of 2001. Through this process, however, the Company believes that a higher-than-average coverage ratio is warranted due to the aforementioned trends in the Company's credit quality. Based on factors known to management as of June 30, 2001, the Company believes that the consolidated allowance for loans losses is adequate to provide for losses inherent in the portfolio as of June 30, 2001.


                                                  Six months ended June 30,                 Year ended December 31,
Allowance for Loan Losses                      2001                      2000                         2000
                                             ----------------------------------------------------------------------
Balance at beginning of period                $ 40,627                   $27,113                     $ 27,113
Charge-offs:
 Commercial, financial and agricultural         (7,454)                     (507)                      (5,081)
 Real estate-mortgage                           (1,683)                     (499)                      (1,703)
 Installment loans to individuals               (3,373)                   (3,656)                      (7,839)
                                             ----------------------------------------------------------------------
Totals                                         (12,510)                   (4,662)                     (14,623)

Recoveries:
 Commercial, financial and agricultural            639                       213                          890
 Real estate-mortgage                              185                       124                          179
 Installment loans to individuals                  797                       915                        1,588
                                             ----------------------------------------------------------------------
Totals                                           1,621                     1,252                        2,657
                                             ----------------------------------------------------------------------
Net charge-offs                                (10,889)                   (3,410)                     (11,966)
Provision for loan losses                       16,010                     4,170                       25,480
                                             ----------------------------------------------------------------------
Balance at end of period                      $ 45,748                   $27,873                     $ 40,627
                                             ======================================================================

As a Percent of Average Total Loans:
  Net charge-offs                                 1.16%                     0.35%                        0.61%
  Provision for loan losses                       1.70                      0.43                         1.29
As a Percent of Non-Performing Loans:
  Allowance for loan losses                     125.04%                   194.16%                      199.88%

                                                       As of June 30,                         As of December 31,
                                                 2001                     2000                        2000
                                             ------------------------------------------------------------------
Summary of Non-performing Assets

Non-accrual loans                             $29,787                    $11,995                      $16,676
Accruing loans past due 90 days or more         6,316                      1,673                        3,350
Restructured loans                                483                        688                          300
                                             ------------------------------------------------------------------
 Total non-performing loans                    36,586                     14,356                       20,326
Other real estate owned                         3,971                      5,265                        3,488
                                             ------------------------------------------------------------------
 Total non-performing assets                  $40,557                    $19,621                      $23,814
                                             ==================================================================

LOANS HELD FOR SALE

        Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Of the total $15.74 million of loans reported as "held-for-sale" as of June 30, 2001, $13.48 million represented traditional fixed-rate mortgage loans. The remaining $2.26 million represented junior lien mortgage loans. The majority of loans reported as "held-for-sale" were originated under pre-established purchase commitments from independent third parties. Once funded, these loans are generally sold, servicing released, to end investors within 60-90 days.

        As of June 30, 2001, the Company has terminated its affiliation with loan production offices in Maryland, and Georgia. Of the total balance of loans classified as "held-for-sale" as of June 30, 2001, these offices originated $7.46 million. It is expected that the majority of those loans remaining as of June 30, 2001 will be sold during the third quarter of 2001.

        During the first six months of 2001, the Company originated $92.94 million in loans held for sale and sold $97.66 million during the same period. This compares to originations of $160.96 million, purchases of $16.07 million and sales of $204.22 million during the first six months of 2000. As a result of the Company's termination of its affiliation with the loan production offices in Maryland and Georgia, the Company expects its loans originated for sale will continue to decline as this production is not being replaced within the Company.

SECURITIZATIONS and RETAINED INTERESTS

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

                                             June 30           December 31
                                               2001                2000
                                          ---------------------------------

Prepayment speed (CPR)                       15%-21%             15%-21%
Weighted average cumulative defaults          16.47%              13.68%
Weighted average discount rate                14.00%              14.00%


        Using the aforementioned assumptions, the estimated fair value of the retained interests were approximately $66.20 million and $85.21 million, as of June 30, 2001 and December 31, 2000, respectively. As a result of economic forecasts released during the first quarter of 2001 and the completion of the Company's sale of the loan servicing responsibilities for its securitized loans to an independent third party, the Company increased its projected cumulative default projection from 13.68% as of December 31, 2000, to 17.15% as of March 31, 2001. This change in assumption resulted in a decline of approximately $21.22 million (pre-tax) in the estimated fair value of the Company's retained interests during the first quarter of 2001. Under accounting rules in effect as of March 31, 2001, the Company recorded a $2.18 million (pre-tax) impairment charge in its Consolidated Statements of Income and a $19.04 million (pre-tax) unrealized loss in its Stockholders' Equity during the first quarter of 2001.

        On April 1, 2001, the Company adopted the accounting provisions of Emerging Issues Task Force Issue 99-20 ("Issue 99-20") as required. Issue 99-20 set forth specific accounting guidance regarding the recognition of interest income on, and impairment of, retained interests in securitized loans. The required adoption of Issue 99-20 resulted in the Company recording a $29.98 million (pre-tax), or $17.99 million (net of tax) cumulative effect of accounting change on April 1, 2001. In conjunction with recording this cumulative effect of accounting change, unrealized losses on the retained interests that were previously recorded as negative adjustments through the Accumulated Other Comprehensive Loss component of Stockholders' Equity were reversed and recorded through the Company's Consolidated Statements of Income in accordance with the new accounting rules.

        In addition to establishing specific guidance related to determining whether impairment exists in the Company's retained interests, Issue 99-20 also set forth requirements for the recognition of interest income on retained interests in securitized loans. Issue 99-20 requires that interest income on retained interests be recognized over the life of the retained interest using the effective yield method. Using the effective yield approach, the Company re-instituted the accrual of interest income on its retained interests, recognizing $2.25 million (pre-tax) of interest income during the second quarter of 2001.

LOAN SERVICING

        As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000, the Company sold its mortgage servicing rights associated with approximately $1.10 billion of junior lien and Title I mortgage loans. During the first quarter of 2001, the Company completed the sale and transfer of this loan servicing portfolio to the buyer and the Company's interim loan servicing agreement with the buyer expired. The sub-servicing agreement had been entered into to assist in the transition of the loan servicing portfolio from the Company to the buyer. The Company continues to provide loan servicing operations for certain pools of loans that were not included in this transaction. As of June 30, 2001, the unpaid principal balances of loans serviced for others approximated $96.70 million, compared to $1.20 billion at December 31, 2000. There are no mortgage servicing rights recorded in the Consolidated Balance Sheets for these loans.

        The Company did, however, record a $1.90 million (pre-tax) charge against first quarter 2001 earnings to reflect an estimated contractual obligation to FannieMae associated with a loan servicing portfolio acquired by the Company in 1998. As a condition to the Company's acquisition of the rights to service a pool of loans owned by FannieMae, the Company became subject to certain loan repurchase requirements for Title I loans if those loans were found to have documentation deficiencies. Although the Company did not originate these loans, it became obligated to repurchase the loans as a condition to FannieMae's approval to transfer loan servicing responsibilities to the Company. The Company had negotiated an agreement with FannieMae that provided for payment of this obligation to FannieMae through the remittance of excess cash flows on loans serviced by the Company for FannieMae. However, the transfer of the Company's loan servicing operations during the first quarter of 2001 created uncertainty in the size and timing of any excess cash flows resulting in the Company's first quarter 2001 charge against earnings. During the second quarter of 2001, the Company's liability to FannieMae was reduced by $208,000 as a result of excess cash flows collected and remitted to FannieMae on the Company's behalf. This recovery of previously recorded expense was recorded as a reduction of Non-interest expense in the Company's Consolidated Statements of Income.

NON-INTEREST INCOME AND EXPENSE

Six Months Ended June 30, 2001 vs. 2000

Non-Interest Income: Non-interest income declined $4.40 million, or 17.17%, from $25.64 million for the first six months of 2000 to $21.23 million for the first half of 2001. This decline was associated with the mortgage banking segment and was due to the Company's exit from the specialty-finance business line, as revenues derived from loan servicing and loan origination fees declined $10.53 million, or 92.59%, from $11.38 million for the first six months of 2000 to $843,000 in 2001. More specifically, the sale of the loan servicing operation resulted in a $9.51 million, or 97.49%, decline in loan servicing revenues. These declines were partially offset by a $1.58 million increase in gains realized from loan sales, which increased from $993,000 in the first half of 2000 to $2.57 million in 2001. Of the total $2.57 million in gains recognized in 2001, $1.70 million was attributable to loans originated by the Maryland and Georgia loan production offices. As previously noted, the Company has terminated its affiliation with those loan production offices as of June 30, 2001.

     Within the community banking segment, service charge revenues increased $2.20 million, or 43.18%, from $5.10 million for the six months ended June 30, 2000 to $7.30 million for the same period of 2001. During the second quarter of 2001, the Company implemented policy changes that resulted in substantially higher collection rates of service charges and related fees that led to this increase in service charge revenues. Other income increased $1.13 million, or 13.65%, from $8.17 million in the first half of 2000 to $9.29 million in 2001, including a $3.37 million gain recognized on the sale of the Company's internet service and direct mail divisions which were sold during the second quarter of 2001. Excluding this gain, Other Income declined $2.25 million, or 27.56%, due primarily to the Company's exit from its specialty-finance loan origination and servicing operations.

Non-Interest Expense: Non-interest expense remained relatively unchanged, with $61.68 million reported for the six months ended June 30, 2000 and $61.29 million reported for the same period in 2001. However, compensation expense (as reported) actually declined $5.44 million, or 20.06%, from $27.13 million for the first half of 2000 to $21.69 million in 2001. In 2000 and 2001, the Company recognized $2.54 million and $1.28 million, respectively, in non-recurring compensation costs associated with officer and employee terminations and severance-related issues. Excluding these non-recurring charges, compensation costs declined $4.18 million, or 17.01%, from $24.59 million in 2000 to $20.41 million in 2001. This decline corresponds to a 24.55% decline in full-time equivalent employees of the Company from June 30, 2000 to June 30, 2001. The Company's closure of its specialty-finance loan origination operations, its sale of its loan servicing, internet service and direct mail operations, and the continuing reorganization within its community banking segment resulted in a decline of 353 FTEs, from 1,438 FTEs at June 30, 2000 to 1,085 FTEs as of June 30, 2001.

        In addition to the decline in compensation costs, total occupancy and depreciation expenses declined $1.67 million, or 17.00%, from $9.81 million for the six months ended June 30, 2000 to $8.14 million for the same period of 2001. This decline, along with the decline in advertising costs, was primarily the result of the Company's closure and/or divestiture of certain divisions, including the Company's exit from specialty-finance operations, and other reorganization initiatives.

        Offsetting these non-interest expense declines, the Company recorded several non-recurring charges during the first half of 2001. As previously discussed, the Company recorded a $2.18 million (pre-tax) charge associated with the impairment of its retained interests, a $1.90 million (pre-tax) charge for a contractual obligation to FannieMae, and a $1.97 million (pre-tax) charge to reflect the estimated fair value of the Company's direct mail division prior to the sale of that division. Additionally, the Company recorded a $1.69 million charge to reflect the estimated fair value of certain facilities it plans to sell and a $1.45 million charge to write-off capitalized software that no longer fits the Company's business model.

Three Months Ended June 30, 2001 vs. 2000

Non-Interest Income: Non-interest income increased $531,000, or 4.43%, from $11.99 million for the quarter ended June 30, 2000 to $12.52 million for the same period in 2001. Within the community banking segment, revenues associated with service charge income increased $1.67 million, or 62.06%, from $2.69 million in the second quarter of 2000 to $4.36 million in 2001. This increase was due to policy changes implemented by the Company during the second quarter of 2001 that resulted in substantially higher collection rates on service charges and related fees. Offsetting this increase in revenues, mortgage banking revenues declined $3.95 million, or 70.74%, from $5.59 million in the second quarter of 2000 to $1.63 million in the second quarter of 2001. Most notably, the sale of the Company's specialty-finance loan servicing division resulted in a $4.69 million decrease in loan servicing fees, from $4.90 million in the second quarter of 2000 to $213,000 in the same period of 2001. Although gains realized from loan sales increased significantly in 2001 as compared to 2000, most of the gains recognized in 2001 were associated with loans originated by the Company's Maryland and Georgia loan production offices. As noted above, the Company has since terminated its affiliation with those offices. Additionally, the Company's other financial services business segment recorded a $3.37 million (pre-tax) gain (included in Other Income) on the sale of the Company's internet service and direct mail divisions during the second quarter of 2001.

Non-Interest Expense: During the second quarter of 2000, the Company recorded $4.02 million (pre-tax) of non-recurring, non-interest expenses associated with officer and employee terminations and the closure of its California loan origination divisions. During the second quarter of 2001, the Company recorded $3.13 million (pre-tax) of non-recurring, non-interest expenses associated with facilities the Company intends to sell and capitalized software the Company will no longer utilize in its operations. Excluding these non-recurring charges against income, total non-interest expense declined $3.61 million, or 12.50%, from $28.89 million in the second quarter of 2000 to $25.28 million in 2001. Although overall declines in occupancy and depreciation expenses were achieved as a result of the Company's closure and/or divestiture of certain divisions, the majority of the total decline was associated with compensation costs. As noted above, the 24.55% decline in full-time equivalent employees of the Company has resulted in a corresponding decline in compensation costs incurred.

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

LIQUIDITY

        The adequacy of the Company's liquidity position is evaluated at the subsidiary bank level and at the Parent Company level. Within the community banking segment, the Company manages its liquidity position to effectively and economically satisfy the funding needs of its customers, to accommodate the scheduled repayment of borrowings, and to provide the funding necessary for asset growth. The focus of the Company's liquidity management function within the community banks is on deposit customers. The Company attempts to maintain a stable core deposit base as its primary funding source. The Company also manages relationships with external funding sources, including the Federal Home Loan Bank, to provide the banking subsidiaries with additional sources of liquidity. Additionally, City National has utilized the capital markets, including the issuance of brokered deposits, as another source of liquidity. Aside from funding sources, the community banks also seek to manage liquidity by maintaining a sufficient percentage of their total assets as liquid assets, for example the Company's securities portfolio, that could be sold if necessary to provide additional funding sources. As of June 30, 2001, the Company believes that the community banking subsidiaries maintained a sufficient liquidity position to satisfy their funding and cash needs.

        However, the Company believes that deficiencies exist at the Parent Company level related to the Parent Company's liquidity position at June 30, 2001. The primary sources of cash for the Parent Company are the payment of dividends from the subsidiary banks. Regulatory guidelines restrict the ability of the subsidiary banks to transfer funds to the Parent Company in the form of dividends. The approval of the banks' primary regulator is required prior to the payment of dividends by a subsidiary bank in excess of the bank's earnings retained in the current year plus retained net profits for the preceding two years. As a result of the net losses recorded thus far in 2001 and in 2000 and depressed earnings at the bank level in 1999, the subsidiary banks are required to request and obtain regulatory approval prior to the payment of dividends to the Parent Company. During the first six months of 2001, City National received approval from the OCC to pay $5.87 million in special dividends to the Parent Company. These funds were used by the Parent Company to satisfy $3.99 million in debt service requirements, through June 30, 2001, associated with the Parent Company's outstanding trust preferred securities. Additionally, the Parent Company utilized $1.60 million of these funds to reduce the outstanding principal balance of its debt obligations maintained with an unrelated third party institution. However, the OCC has broad discretionary authority as it considers any additional dividend requests to be submitted by City National. The approvals to pay dividends to the Parent Company thus far in 2001 is not necessarily indicative of future OCC determinations.

        Although the sources of cash for the Parent Company are extremely limited, the cash needs of the Parent Company are significant. Interest payments are required in 2001 associated with the Company's two trust-preferred issues, its third-party term note and line of credit, and its line of credit maintained with City National. Scheduled interest payments on the Company's trust-preferred securities for the remainder of 2001 approximate $4.00 million, excluding the $3.99 million interest paid through June 30, 2001. The amounts outstanding on the term note and line of credit combined approximate $24.93 million as of June 30, 2001. Both the term note and the line of credit are scheduled to mature on January 15, 2002.

       As a result of the liquidity issues at the Parent Company and the net losses reported thus far in 2001 and in 2000, the Company announced on June 6, 2001, that the third quarter dividend, scheduled for payment on July 31, 2001, on City Holding Capital Trust II preferred stock and future dividend payments on both City Holding Capital Trust and City Holding Capital Trust II preferred stock would be deferred through January 31, 2002. The terms of the trust preferred agreements provide for the deferral of interest payments, if so elected, on the trust preferred securities for up to five years, so long as there has been no event of default, which includes bankruptcy, failure to pay principal payments when due, and other events as defined in the documents governing the issuance of these securities. In January 2001, the Company announced a suspension in the payment of dividends to its common stockholders.

        In part to address these liquidity issues at the Parent Company, the Company continues to actively market its California banking franchises. If the divestiture of those entities is successful, the majority of the proceeds obtained from the sale would be used to repay a significant portion of the remaining balance of the Company's debt obligation with the unrelated third party institution. Additionally, as long as City National continues to maintain adequate capital levels and, at a minimum a 10.00% Total Capital ratio, it will seek regulatory approval to pay cash dividends to the Parent Company to fund the operational costs of the Parent Company and to enable the Parent Company to satisfy its debt service requirements on its term note and line of credit. Ultimately, however, a significant improvement in operating results generated at the subsidiary bank level will be necessary to provide the dividend capabilities needed to relieve the liquidity issues at the Parent Company and enable the Company to reinstitute the payment of dividends to both its trust preferred and common stockholders. To this end, the Company continues to implement a reorganization plan to improve the overall efficiency and earnings performance of the Company by refocusing the Company's resources on its West Virginia community banking segment. As previously discussed, the Company has divested or closed the majority of its non-core, non-bank operations. The Company has also identified facilities that are no longer necessary to the Company's operations and it will sell. As previously noted, the Company recently announced its intention to reduce its workforce by approximately 275 full-time equivalents during the second half of 2001 as it reorganizes and reengineers its processes. Each of the aforementioned steps has been undertaken to improve the long-term operating efficiency and earnings capabilities of the Company, which is expected to result in the eventual restoration of dividends to both trust preferred and common stockholders.

CAPITAL RESOURCES

        During the first six months of 2001, the Company reported a net loss of $25.80 million, partially offset by $9.22 million in other comprehensive income. As a result, stockholders' equity declined $16.58 million, or 10.14%, during the first half of 2001, from $163.46 million at December 31, 2000 to $146.87 million at June 30, 2001. The net loss of $25.80 million includes the cumulative effect of a change in accounting associated with the Company's retained interests in securitized loans. The other comprehensive income of $9.22 million includes the combined effect of reversing the negative fair value adjustments previously recorded associated with the retained interests and recording unrealized gains in the Company's investment securities portfolio.

        Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4%. At June 30, 2001, the Company's total capital to risk-adjusted assets ratio was 10.33% and its Tier I capital ratio was 7.13%, compared to 11.61% and 9.05%, respectively, at December 31, 2000. The Company's leverage ratio at June 30, 2001 and December 31, 2000 was 6.07% and 7.94%, respectively.

        Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. As previously discussed, City National entered into a formal agreement with the OCC during 2000. One of the provisions of the agreement requires City National to maintain its total capital ratio at least equal to 10.00%. As of June 30, 2001, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 11.57%, 10.31%, and 8.75%, respectively. As of December 31, 2000, City National reported total capital, Tier I capital, and leverage ratios of 12.72%, 11.47%, and 10.10%, respectively.

        Due to the net loss reported at both the consolidated and bank levels thus far in 2001 and in 2000 and depressed earnings in 1999, the Company has suspended the payment of dividends to its common stockholders. The dividend suspension is also due to the liquidity issues faced by the Parent Company, as discussed under the caption Liquidity. The strategic repositioning of the Company is expected to have a positive effect on the long-term earnings capabilities of the Company and City National. Combined with the Company's focus on restoring asset quality and effectively managing its risks, the Company anticipates experiencing an improved capital position over the long term, although achievement of these objectives is by no means assured (see Forward Looking Statements).

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

Item 2.             Changes in Securities                         None
Item 3.             Defaults Upon Senior Securities               None
Item 4.             Submission of Matters to a
                    Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on June 13, 2001 at which time shareholders were to consider two proposals, as follows:

                    1. Election of seven Class II directors to serve for a term of three years and three Class I directors to serve for a term of two years.
                    2. Ratification of the Board of Directors' appointment of
                       Ernst & Young LLP as independent auditors of the Company for 2001.

                    The vote tabulation for each matter was as follows:

                    1. Election of Directors to the Board of Directors:


Director                               Votes For              Votes Withheld
-----------------------------------------------------------------------------

Class II Directors:
 Tracy W. Hylton, II                  12,079,720                      666,825
 C. Dallas Kayser                     12,160,173                      586,372
 Edward M. Payne, III                 12,039,457                      707,088
 Gerald R. Francis                    11,987,980                      758,565
 Oshel B. Craigo                      13,648,287                      675,571
 Sharon H. Rowe                       12,073,402                      673,143
 William H. File, III                 12,089,200                      657,345

Class I Directors:
 Robert E. Grist                      12,169,208                      577,337
 James L. Rossi                       12,192,592                      553,953
 Mary H. Williams                     12,176,305                      570,240


                    2. Ratification of the Board of Directors' appointment of
                       Ernst & Young LLP as independent auditors of the Company for 2001:

                  Votes For            Votes Against             Abstentions
               -------------------------------------------------------------
                 12,198,968               560,440                 144,867

Item 5.          Other Information                                None
Item 6           Exhibits and Reports on Form 8-K:

                 Reports on Form 8-K

                 On June 11, 2001, the Company filed a Current Report on Form 8-K, announcing the third quarter dividend payment of City Holding Capital Trust II Preferred Stock scheduled for July 31 would be deferred. The Company also announced that dividend payments on City Holding Capital Trust and City Holding Capital Trust II would be deferred through January 31, 2002.

                 On June 22, 2001, the Company filed a Current Report on Form 8-K, attaching a news release announcing that its Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of July 1, 2001 would receive rights to purchase a new series of preferred stock.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CITY HOLDING COMPANY

Date: August 14, 2001

                                            By: /s/ Michael D. Dean
                                                -------------------------------
                                                Michael D. Dean
                                                Senior Vice President - Finance,
                                                Chief Accounting Officer and
                                                Duly Authorized Officer