Form 10-Q
period 2001-09-30
CITY HOLDING CO
filed 2001-11-14
CIK 726854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001
                                           ------------------
                                       OR
[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to_____________.

Commission File number 0-1173

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


               West Virginia                                  55-0619957
               -------------                                  ----------
(State or other jurisdiction of incorporation or   (IRS Employer Identification
                organization)                                  Number)

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

Common stock, $2.50 Par Value - 16,887,934 shares as of November 10, 2001.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: (1) the Company's restructuring program announced on July 31, 2001, may not have the effects intended, or such effects may not produce the results expected; (2) the Company may continue to experience high levels of loan losses and may not be successful in hiring additional personnel necessary to improve the effectiveness of managing the risk in the Company's loan portfolio, thus resulting in increased loan loss allocations or capital needs; (3) the Company may not timely complete the sale of its California banking operations and such sale, if completed, may not have the result currently anticipated; (4) regulatory rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital may change, resulting in the need for increased capital levels with a resulting adverse effect on expected earnings and dividend capability; (5) changes in the interest rate environment may have results on the Company's operating results materially different from those anticipated by the Company's market risk management functions; (6) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (7) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                     Index
                     City Holding Company and Subsidiaries

Part I.  Financial Information
         Item 1. Financial Statements (Unaudited)
                 Consolidated Balance Sheets - September 30, 2001 and
                       December 31, 2000
                 Consolidated Statements of Income - Nine months ended
                       September 30, 2001 and 2000 and Three months ended September 30, 2001 and 2000
                 Consolidated Statements of Changes in Stockholders' Equity -
                       Nine months ended September 30, 2001 and 2000
                 Consolidated Statements of Cash Flows - Nine months ended
                       September 30, 2001 and 2000
                 Notes to Consolidated Financial Statements - September 30, 2001
         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
         Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II.  Other Information
         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K
Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                                         September 30   December 31
                                                                                                 2001          2000
                                                                                       ----------------------------
                                                                                         (Unaudited)
Assets
Cash and due from banks                                                                    $   61,491    $   87,990
Federal funds sold                                                                            124,976         2,638
                                                                                       ----------------------------
  Cash and Cash Equivalents                                                                   186,467        90,628
Securities available for sale, at fair value                                                  323,995       385,462
Loans:
  Gross loans                                                                               1,662,934     1,968,159
  Allowance for loan losses                                                                   (57,196)      (40,627)
                                                                                       ----------------------------
  Net Loans                                                                                 1,605,738     1,927,532
Loans held for sale                                                                             7,066        17,900
Retained interests                                                                             68,666        85,206
Premises and equipment                                                                         46,375        56,924
Accrued interest receivable                                                                    14,163        18,242
Other assets                                                                                  100,209        89,606
                                                                                       ----------------------------
  Total Assets                                                                             $2,352,679    $2,671,500
                                                                                       ============================


Liabilities
Deposits:
 Noninterest-bearing                                                                       $  270,372    $  271,358
 Interest-bearing                                                                           1,645,858     1,812,583
                                                                                       ----------------------------
  Total Deposits                                                                            1,916,230     2,083,941
Short-term borrowings                                                                         141,368       248,766
Long-term debt                                                                                 29,742        34,832
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts
 holding solely subordinated debentures of City Holding Company                                87,500        87,500

Other liabilities                                                                              36,476        53,004
                                                                                       ----------------------------
   Total Liabilities                                                                        2,211,316     2,508,043

Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,892,913 shares issued and outstanding at September 30, 2001 and December 31, 2000, including
 4,979 in treasury                                                                             42,232        42,232
Capital surplus                                                                                59,174        59,174
Retained earnings                                                                              33,557        67,152
Cost of common stock in treasury                                                                 (136)         (136)
Accumulated other comprehensive income (loss)                                                   6,536        (4,965)
                                                                                       ----------------------------
   Total Stockholders' Equity                                                                 141,363       163,457
                                                                                       ----------------------------
   Total Liabilities and Stockholders' Equity                                              $2,352,679    $2,671,500
                                                                                       ============================

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

                                                                               Nine Months Ended September 30
                                                                                       2001            2000
                                                                                ---------------------------
Interest Income
 Interest and fees on loans                                                        $117,932        $136,521
 Interest on investment securities:
   Taxable                                                                           11,529          12,789
   Tax-exempt                                                                         2,570           3,504
 Interest on retained interests                                                       4,802             168
 Interest on federal funds sold                                                         762             137
                                                                                ---------------------------
     Total Interest Income                                                          137,595         153,119

Interest Expense
  Interest on deposits                                                               55,555          60,590
  Interest on short-term borrowings                                                   7,476          14,298
  Interest on long-term debt                                                          1,650           3,700
  Interest on trust preferred securities                                              6,034           6,013
                                                                                ---------------------------
     Total Interest Expense                                                          70,715          84,601
                                                                                ---------------------------
     Net Interest Income                                                             66,880          68,518
Provision for loan losses                                                            30,358           8,450
                                                                                ---------------------------
     Net Interest Income After Provision for Loan Losses                             36,522          60,068

Non-Interest Income
  Investment securities gains                                                         1,817               2
  Service charges                                                                    12,146           7,900
  Mortgage loan servicing fees                                                          295          14,294
  Net origination fees on junior-lien mortgages                                         598           2,211
  Gain (loss) on sale of loans                                                        2,879          (2,309)
  Other income                                                                       11,708          12,103
                                                                                ---------------------------
     Total Non-Interest Income                                                       29,443          34,201

Non-Interest Expense
  Salaries and employee benefits                                                     33,583          37,827
  Occupancy, excluding depreciation                                                   4,701           5,564
  Depreciation                                                                        6,972           9,008
  Advertising                                                                         1,937           3,280
  Retained interest impairment                                                        2,182
  Other expenses                                                                     42,486          33,652
                                                                                ---------------------------
     Total Non-Interest Expense                                                      91,861          89,331
                                                                                ---------------------------
     (Loss) Income Before Income Taxes and Cumulative Effect of Accounting Change   (25,896)          4,938
Income tax (benefit) expense                                                        (10,286)          1,545
                                                                                ---------------------------
     (Loss) Income Before Cumulative Effect of Accounting Change                    (15,610)          3,393
Cumulative effect of accounting change, net of tax                                  (17,985)             --
                                                                                ---------------------------
     Net (Loss) Income                                                             $(33,595)       $  3,393
                                                                                ===========================
Basic (Loss) Earnings per Share
    (Loss) income before cumulative effect of accounting change                      $(0.92)          $0.20
    Cumulative effect of accounting change                                            (1.07)             --
                                                                                ---------------------------
      Net (Loss) Income                                                              $(1.99)          $0.20
                                                                                ===========================


Diluted (Loss) Earnings per Share
    (Loss) income before cumulative effect of accounting change                      $(0.92)          $0.20
    Cumulative effect of accounting change                                            (1.07)             --
                                                                                ---------------------------
      Net (Loss) Income                                                              $(1.99)          $0.20
                                                                                ===========================

Average Common Shares Outstanding:
   Basic                                                                             16,888          16,880
                                                                                ===========================
   Diluted                                                                           16,888          16,880
                                                                                ===========================


See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)


                                                                         Three Months Ended September 30
                                                                                 2001             2000
                                                                          ----------------------------

Interest Income
  Interest and fees on loans                                                 $ 36,757          $46,021
  Interest on investment securities:
    Taxable                                                                     3,525            4,284
    Tax-exempt                                                                    803            1,145
  Interest on retained interests                                                2,506               50
  Interest on federal funds sold                                                  607               56
                                                                          ----------------------------
      Total Interest Income                                                    44,198           51,556

Interest Expense
  Interest on deposits                                                         16,279           22,350
  Interest on short-term borrowings                                             1,659            4,662
  Interest on long-term debt                                                      534              507
  Interest on trust preferred securities                                        2,024            2,005
                                                                          ----------------------------
     Total Interest Expense                                                    20,496           29,524
                                                                          ----------------------------
     Net Interest Income                                                       23,702           22,032
Provision for loan losses                                                      14,348            4,280
                                                                          ----------------------------
     Net Interest Income After Provision for Loan Losses                        9,354           17,752

Non-Interest Income
  Investment securities gains                                                     575                -
  Service charges                                                               4,851            2,805
  Mortgage loan servicing fees                                                     50            4,539
  Net origination fees on junior-lien mortgages                                     -              590
  Gain (loss) on sale of loans                                                    311           (3,302)
  Other income                                                                  2,422            3,932
                                                                          ----------------------------
     Total Non-Interest Income                                                  8,209            8,564

Non-Interest Expense
  Salaries and employee benefits                                               11,897           10,698
  Occupancy, excluding depreciation                                             1,450            1,783
  Depreciation                                                                  2,079            2,977
  Advertising                                                                     568              637
  Retained interest impairment                                                      -                -
  Other expenses                                                               14,580           11,554
                                                                          ----------------------------
     Total Non-Interest Expense                                                30,574           27,649
                                                                          ----------------------------
     Loss Before Income Taxes and Cumulative Effect of Accounting Change      (13,011)          (1,333)
Income Tax Benefit                                                             (5,216)            (412)
                                                                          ----------------------------
     Loss Before Cumulative Effect of Accounting Change                        (7,795)         $  (921)
Cumulative effect of accounting change, net of tax                                  -                -
                                                                          ----------------------------
     Net Loss                                                                $ (7,795)         $  (921)
                                                                          ============================

Basic Loss per Share
  Loss before cumulative effect of accounting change                          $(0.46)          $(0.05)
  Cumulative effect of accounting change                                           -                -
                                                                          ----------------------------
     Net Loss                                                                 $(0.46)          $(0.05)
                                                                          ============================
Diluted Loss per Share
  Loss before cumulative effect of accounting change                          $(0.46)          $(0.05)
  Cumulative effect of accounting change                                           -                -
                                                                          ----------------------------
     Net Loss                                                                 $(0.46)          $(0.05)
                                                                          ============================
Average Common Shares Outstanding:
  Basic                                                                       16,888           16,888
                                                                          ============================
  Diluted                                                                     16,888           16,888
                                                                          ============================

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) CITY HOLDING COMPANY AND SUBSIDIARIES
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands)

                                                                                                       Accumulated
                                                                                                          Other           Total
                                                        Common     Capital     Retained   Treasury     Comprehensive   Stockholders'
                                                        Stock      Surplus     Earnings     Stock      (Loss) Income     Equity
                                                        ----------------------------------------------------------------------------
Balances at December 31, 2000                           $42,232    $59,174     $ 67,152      $(136)      $(4,965)          $163,457
Comprehensive income:
 Net loss                                                                       (33,595)                                    (33,595)
 Other comprehensive income:
  Unrealized gain on securities and retained interests
   of $11,501, net of reclassification adjustment for
   gains included in net income of $0                                                                     11,501             11,501


                                                                                                                       -------------
 Total comprehensive loss                                                                                                   (22,094)
                                                        ----------------------------------------------------------------------------
Balances at September 30, 2001                          $42,232    $59,174     $ 33,557      $(136)      $ 6,536           $141,363
                                                        ============================================================================


                                                                                                          Accumulated
                                                                                                          Other           Total
                                                        Common     Capital     Retained   Treasury     Comprehensive   Stockholders'
                                                        Stock      Surplus     Earnings     Stock      (Loss) Income     Equity
                                                        ----------------------------------------------------------------------------
Balances at December 31, 1999                           $42,199    $59,164     $112,951      $(285)      $(15,487)         $198,542
Comprehensive income:
 Net income                                                                       3,393                                       3,393
 Other comprehensive income:
  Unrealized gain on securities of $1,854, net of
   reclassification adjustment for gains included in
   net income of $1                                                                                         1,853             1,853


                                                                                                                       -------------
 Total comprehensive income                                                                                                   5,246
Cash dividends declared ($.36/share)                                             (6,075)                                     (6,075)
Issuance of contingently-issuable shares of common stock     33         10                     149                              192
                                                        ----------------------------------------------------------------------------
Balances at September 30, 2000                          $42,232    $59,174     $110,269      $(136)      $(13,634)         $197,905
                                                        ============================================================================


See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)


                                                                      Nine Months Ended September 30
                                                                         2001                 2000
                                                                      ------------------------------
Operating Activities
Net (loss) income                                                     $ (33,595)           $   3,393
Cumulative effect of accounting change, net of tax                       17,985                    -
                                                                      ------------------------------
(Loss) income before cumulative effective of accounting change          (15,610)               3,393
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Net amortization                                                         719                4,718
   Provision for depreciation                                             6,972                9,008
   Provision for loan losses                                             30,358                8,450
   Loans originated for sale                                            (93,875)            (193,098)
   Purchases of loans held for sale                                           -              (16,065)
   Proceeds from loans sold                                             107,588              300,707
   Realized (gains) losses on loans sold                                 (2,879)               2,309
   Realized investment securities gains                                  (1,817)                  (2)
   (Increase) decrease in retained interests                             (2,620)                  17
   Decrease (increase) in accrued interest receivable                     4,079               (1,135)
   Increase in other assets                                              (5,867)              (6,359)
   (Decrease) increase in other liabilities                             (16,528)               4,539
                                                                      ------------------------------
     Net Cash Provided by Operating Activities                           10,520              107,404

Investing Activities
  Proceeds from sales of securities available for sale                  179,120               22,764
  Proceeds from maturities and calls of securities available for sale   144,127               38,366
  Purchases of securities available for sale                           (250,552)             (50,458)
  Net decrease (increase) in loans                                      291,436             (137,918)
  Net (purchases) sales of premises and equipment                         1,387               (2,351)
                                                                      ------------------------------
       Net Cash Provided by (Used in) Investing Activities              365,518             (129,597)

Financing Activities
  Net (decrease) increase in noninterest-bearing deposits                  (986)               4,724
  Net (decrease) increase in interest-bearing deposits                 (166,725)             139,376
  Net decrease in short-term borrowings                                (107,398)             (97,918)
  Repayment of long-term debt                                            (5,090)             (60,000)
  Cash dividends paid                                                         -               (6,075)
                                                                      ------------------------------
       Net Cash Used in Financing Activities                           (280,199)             (19,893)
                                                                      ------------------------------
       Increase (Decrease) in Cash and Cash Equivalents                  95,839              (42,086)
Cash and Cash Equivalents at beginning of period                         90,628              122,112
                                                                      ------------------------------
       Cash and Cash Equivalents at end of period                     $ 186,467            $  80,026
                                                                      ==============================


See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2001

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2001. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the City Holding Company Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - SECURITIZATIONS and RETAINED INTERESTS

        As of September 30, 2001 and December 31, 2000, the Company reported retained interests in its securitizations of approximately $68.67 million and $85.21 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. As a result of economic forecasts released during the first quarter of 2001 and the completion of the Company's sale of the loan servicing responsibilities for its securitized loans to an independent third party, the Company increased its projected cumulative default projection from 13.68% as of December 31, 2000, to 17.15% as of March 31, 2001. This change in assumption resulted in a decline of approximately $21.22 million (pre-tax) in the estimated fair value of the Company's retained interests during the first quarter of 2001. Under accounting rules in effect as of March 31, 2001, the Company recorded a $2.18 million (pre-tax) impairment charge in its Consolidated Statements of Income and a $19.04 million (pre-tax) unrealized loss in its Stockholders' Equity during the first quarter of 2001.

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

        In addition to establishing specific guidance related to determining whether impairment exists in the Company's retained interests, Issue 99-20 also set forth requirements for the recognition of interest income on retained interests in securitized loans. Issue 99-20 requires that interest income on retained interests be recognized over the life of the retained interest using the effective yield method. Using the effective yield approach, the Company re-instituted the accrual of interest income on its retained interests, recognizing $4.80 million (pre-tax) of interest income through September 30, 2001.

        Key assumptions used in estimating the fair value of the Company's retained interests as of September 30, 2001 and December 31, 2000, were as follows:

                                        September 30         December 31
                                                2001                2000
                                        --------------------------------

Prepayment speed (CPR)                        15%-21%             15%-21%
Weighted average cumulative defaults           15.99%              13.68%
Weighted average discount rate                 14.00%              14.00%


     At September 30, 2001, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

     Book value at September 30, 2001 (in thousands)                  $68,666

     Prepayment curve:
        Impact on fair value of 10% increase in prepayment curve        5,338
        Impact on fair value of 20% increase in prepayment curve        6,144
     Default curve:
        Impact on fair value of 10% increase in default curve            (556)
        Impact on fair value of 20% increase in default curve          (4,732)
     Discount rate:
        Impact on fair value of 10% increase in discount rate          (1,138)
        Impact on fair value of 20% increase in discount rate          (6,282)

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

       The Company's securitization program, which was terminated during the second quarter of 1999, only included fixed rate, junior lien residential mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the nine and twelve month periods presented:


                                                      September 30        December 31       September 30
                                                              2001               2000               2000
                                                      --------------------------------------------------
Total principal amount of loans outstanding               $408,712           $533,009           $564,356
Principal amount of loans 60 days or more past due          14,139             12,263             11,710
Net credit losses during the period                         17,981             21,977             16,408


     The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

NOTE C - SHORT-TERM BORROWINGS

       Short-term borrowings include $118.03 million and $131.73 million as of September 30, 2001 and December 31, 2000, respectively, of securities sold under agreement to repurchase. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements. Advances obtained from the Federal Home Loan Bank ("FHLB") of $90.50 million are also included in short-term borrowings as of December 31, 2000. There were no advances from the FHLB outstanding at September 30, 2001.

       At September 30, 2001, short-term borrowings also include a $23.33 million obligation of the Parent Company pursuant to debt agreements maintained with an unrelated third party. Of the total obligation, $8.93 million is outstanding under a line of credit agreement and $14.40 million is outstanding under a term loan agreement. Both the term note and the line of credit mature on January 15, 2002. The Company has remitted $3.20 million in principal payments through September 30, 2001 and expects to repay the majority of the remaining outstanding balance from the proceeds to be obtained from the sale of its California banking operations (See Note I). Both agreements require interest payments quarterly and have variable interest rates (7.00% at September 30, 2001).

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

     Effective June 30, 2001, the Company entered into an amendment to the term note and the line of credit that modified the covenants associated with minimum loan loss reserve coverage and maximum non-performing loan ratios. The amendment enabled the Company to remain in compliance with the covenant governing the Company's non-performing loans ratio. As of September 30, 2001, the Company is in compliance with the loan covenants of the term note and the line of credit agreements.

NOTE D - LONG TERM DEBT

The Company, through its banking subsidiaries, maintains long-term financing from the FHLB as follows:


                              September 30, 2001
                        -----------------------------
   Amount                 Amount
  Available             Outstanding     Interest Rate       Maturity Date
--------------------------------------------------------------------------
           (in thousands)
 $  5,000               $ 5,000             5.48%           February 2008
   10,000                10,000             4.86            October 2008
                        -------
                        $15,000
                        =======

     As of September 30, 2001 and December 31, 2000, the Company also included $14.74 million and $19.83 million, respectively, in its Long Term Debt representing a fully-collateralized obligation outstanding with Freddie Mac. Collateral for this obligation includes a pool of qualifying, first lien mortgage loans that were sold to Freddie Mac with full recourse. The outstanding balance of this financing will decline as the principal balances of the underlying loans are repaid. Because the loans were sold with full recourse, the outstanding principal balance of the underlying loan pool is included in the Company's loan portfolio.

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


                                                                    Liquidation                   Stated
                                                       Payment       Value per    Issuance       Maturity
          Trust                Amount       Rate      Frequency        Share        Date            Date
----------------------------------------------------------------------------------------------------------------
City Holding Capital Trust     $30,000      9.150%   Semi-annually    $1,000     March 1998     April  2028 (a)

City Holding Capital Trust II   57,500      9.125      Quarterly          25     October 1998   October 2028 (b)
                              --------
                               $87,500
                              ========

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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At September 30, 2001, commitments outstanding to extend credit totaled approximately $173.61 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $5.03 million as of September 30, 2001. Substantially all standby letters of credit have historically expired unfunded.

   Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("Statement No. 141"), Business Combinations, and Statement No. 142 ("Statement No. 142"), Goodwill and Other Intangible Assets. Statement No. 141, which supercedes Accounting Principles Board Opinion No. 16, requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Statement No. 142, which supercedes Accounting Principles Board Opinion No. 17, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement No. 141 are effective immediately and the provisions of Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company estimates the benefit associated with the elimination of goodwill amortization in 2002 to approximate $660,000 (pre-tax). However, impairment testing of remaining balances of goodwill and other intangible assets will be performed periodically in accordance with Statement No. 142 and may result in charges against earnings that cannot currently be quantified, as such testing is predicated on facts and circumstances as of the date the impairment analysis is performed.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet and allows hedge accounting when specific criteria are met. The provisions of this statement, as amended, became effective for quarterly and annual reporting beginning January 1, 2001. The impact of adopting the provisions of this statement was not material to the Company's financial position or results of operations.

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

                                                                                Other
                                                      Community    Mortgage   Financial    General
                  (in thousands)                       Banking     Banking     Services   Corporate   Eliminations   Consolidated
                                                   ------------------------------------------------------------------------------
For the nine months ended September 30, 2001

Net interest income (expense)                        $   74,168    $ (5,678)    $   (48)    $(1,562)  $          -      $   66,880
Provision for loan losses                                30,358           -           -           -              -         30,358
                                                   ------------------------------------------------------------------------------
Net interest income after provision for loan losses      43,810      (5,678)        (48)     (1,562)             -         36,522
Other income                                             20,525       2,416       7,305       2,474         (3,277)        29,443
Other expenses                                           75,721       7,094       6,428       5,895         (3,277)        91,861
                                                   ------------------------------------------------------------------------------
(Loss) income before income taxes and cumulative
 effect of accounting change                            (11,386)    (10,356)        829      (4,983)             -        (25,896)

Income tax (benefit) expense                             (4,466)     (4,360)        575      (2,035)             -        (10,286)
                                                   ------------------------------------------------------------------------------
(Loss) income before cumulative effect of
 accounting change                                       (6,920)     (5,996)        254      (2,948)             -        (15,610)
Cumulative effect of accounting change, net of tax            -     (17,985)          -           -              -        (17,985)
                                                   ------------------------------------------------------------------------------
Net (Loss) income                                    $   (6,920)   $(23,981)    $   254     $(2,948)  $           -    $  (33,595)
                                                   ==============================================================================
Average assets                                       $2,483,860    $109,396     $ 7,256     $ 7,098   $    (119,688)   $2,487,922
                                                   ==============================================================================

For the nine months ended September 30, 2000
Net interest income (expense)                        $   78,063    $ (7,710)    $  (229)    $(1,606)  $          -     $   68,518
Provision for loan losses                                 8,450           -           -           -              -          8,450
                                                   ------------------------------------------------------------------------------
Net interest income after provision for loan losses      69,613      (7,710)       (229)     (1,606)             -         60,068
Other income                                             13,810      14,069      10,339       2,353         (6,370)        34,201
Other expenses                                           58,172      20,138      10,752       6,639         (6,370)        89,331
                                                   ------------------------------------------------------------------------------
Income before income taxes                               25,251     (13,779)       (642)     (5,892)             -          4,938
Income tax expense (benefit)                              8,913      (5,368)       (194)     (1,806)             -          1,545
                                                   ------------------------------------------------------------------------------
Net Income (loss)                                    $   16,338    $ (8,411)    $  (448)    $(4,086)  $          -     $    3,393
                                                   ==============================================================================
Average assets                                       $2,758,942    $172,609     $13,270     $10,881   $   (163,655)    $2,792,048
                                                   ==============================================================================

                                                                               Other
                                                      Community   Mortgage   Financial    General
                  (in thousands)                       Banking     Banking    Services   Corporate   Eliminations   Consolidated
                                                   -----------------------------------------------------------------------------
For the three months ended September 30, 2001

Net interest income (expense)                        $   25,283   $ (1,110)    $   (11)    $  (460)  $          -     $   23,702
Provision for loan losses                                14,348          -           -           -              -         14,348
                                                   -----------------------------------------------------------------------------
Net interest income after provision for loan losses      10,935     (1,110)        (11)       (460)             -          9,354
Other income                                              7,546         52         653           1            (43)         8,209
Other expenses                                           28,430        317         739       1,130            (43)        30,573
                                                   -----------------------------------------------------------------------------
(Loss) income before income taxes and cumulative
 effect of accounting change                             (9,949)    (1,375)        (97)     (1,589)             -        (13,010)
Income tax (benefit) expense                             (4,018)      (525)        (21)       (651)             -         (5,215)
                                                   -----------------------------------------------------------------------------
(Loss) income before cumulative effect of
 accounting change                                       (5,931)      (850)        (76)       (938)             -         (7,795)
Cumulative effect of accounting change, net of tax            -          -           -           -              -              -
                                                   -----------------------------------------------------------------------------
Net (Loss) income                                    $   (5,931)  $   (850)    $   (76)    $  (938)  $          -     $   (7,795)
                                                   =============================================================================
Average assets                                       $2,393,175   $ 95,632     $ 4,977     $ 7,029   $   (117,580)    $2,383,233
                                                   =============================================================================

For the three months ended September 30, 2000

Net interest income (expense)                        $   25,322   $ (2,602)    $   (93)    $  (595)  $          -     $   22,032
Provision for loan losses                                 4,280          -           -           -              -          4,280
                                                   -----------------------------------------------------------------------------
Net interest income after provision for loan losses      21,042     (2,602)        (93)       (595)             -         17,752
Other income                                              4,597      1,765       3,101       1,208         (2,107)         8,564
Other expenses                                           19,464      5,527       3,193       1,572         (2,107)        27,649
                                                   -----------------------------------------------------------------------------
Income before income taxes                                6,175     (6,364)       (185)       (959)             -         (1,333)
Income tax expense (benefit)                              2,301     (2,421)        (53)       (239)             -           (412)
                                                   -----------------------------------------------------------------------------
Net Income (loss)                                    $    3,874   $ (3,943)    $  (132)    $  (720)  $          -     $     (921)
                                                   =============================================================================
Average assets                                       $2,766,037   $144,504     $13,200     $ 8,190   $   (130,380)    $2,801,551
                                                   =============================================================================

NOTE I - SUBSEQUENT EVENT

     On October 26, 2001, the Company announced that the proposed sale of its California banking operations had been approved by regulatory authorities. The Company expects to receive approximately $22.30 million cash in exchange for all of the outstanding common stock of its California banking franchises (i.e. Del Amo Savings Bank and Frontier Bancorp). As of September 30, 2001, the California banks reported total assets, net loans and total deposits of approximately $198 million, $152 million, and $178 million, respectively. The proceeds to be obtained from this sale will be used to repay a significant portion of the Parent Company's outstanding debt obligation disclosed in Note C. The transaction is expected to close during the fourth quarter of 2001.

NOTE J - EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:

                                                     Nine months ended September 30,
                                                        2001                2000
                                                   -------------------------------------
                                                   (in thousands, except per share data)
Numerator:
Net (loss) income                                      $(33,595)            $ 3,393
                                                   ================================


Denominator:
Denominator for basic (loss) earnings per share:
Average shares outstanding                               16,888              16,880

Effect of dilutive securities:
 Employee stock options                                       -                   -
 Contingently issuable stock                                  -                   -
                                                   --------------------------------
Dilutive potential common shares                              -                   -
                                                   --------------------------------
Denominator for diluted (loss) earnings per share        16,888              16,880
                                                   ================================


Basic (loss) earnings per share                        $  (1.97)            $  0.20
                                                   ================================
Diluted (loss) earnings per share                      $  (1.97)            $  0.20
                                                   ================================



                                                      Three months ended September 30,
                                                          2001                2000
                                                   -------------------------------------
                                                    (in thousands, except per share data)
Numerator:
Net (loss) income                                      $ (7,795)            $  (921)
                                                   =====================================


Denominator:
Denominator for basic (loss) earnings per share:
Average shares outstanding                               16,888              16,888

Effect of dilutive securities:
 Employee stock options                                       -                   -
 Contingently issuable stock                                  -                   -
                                                   -------------------------------------
Dilutive potential common shares                              -                   -
                                                   -------------------------------------
Denominator for diluted (loss) earnings per share        16,888              16,888
                                                   =====================================


Basic (loss) earnings per share                       $   (0.46)            $ (0.05)
                                                   =====================================
Diluted (loss) earnings per share                     $   (0.46)            $ (0.05)
                                                   =====================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

Nine Months Ended September 30, 2001 vs. 2000

     The Company reported a consolidated net loss of $33.60 million, or $1.97 per common share, for the nine months ended September 30, 2001, compared to net income of $3.39 million, or $0.20 per common share, for the same period of 2000. The 2001 net loss includes a $17.99 million (after-tax), or $1.07 per share, loss resulting from the Company's required adoption of new accounting rules associated with its retained interests in securitized loans (see Securitizations and Retained Interests). Additionally, the consolidated provision for loan losses increased $21.91 million (pre-tax), or 259%, from $8.45 million for the first nine months of 2000 to $30.36 million in 2001 (see Allowance and Provision for Loan Losses). While these two areas represent the most significant reasons for the 2001 net loss, the Company has also recorded a number of non-recurring charges against income as it implements its strategy to more fully focus on its core community banking operations in West Virginia. These non-recurring charges are more fully discussed under the caption Non-Interest Income and Expense.

Three Months Ended September 30, 2001 vs. 2000

     The Company reported a consolidated net loss of $7.80 million, or $0.46 per common share, for the three months ended September 30, 2001, compared to a net loss of $921,000, or $0.05 per common share, in 2000. The third quarter 2001 net loss was most significantly impacted by the $14.35 million consolidated provision for loan losses recorded during the period. This represents an increase of $10.07 million (pre-tax), or 235%, over the $4.28 million provision for loan losses recorded during the third quarter of 2000. As more fully discussed under the caption Non-Interest Income and Expense, the Company reported a significant increase in fee income derived from its community banking operations which helped to offset the decline in fee revenues derived from its mortgage banking segment. Non-interest expense increased $2.93 million or 10.58% from $27.65 million for the third quarter of 2000 to $30.57 million for the third quarter of 2001, primarily as a result of non-recurring charges associated with litigation expenses accrued ($3.00 million), employee severance and outplacement services ($2.20 million), and loan repurchase obligations ($1.30 million).

NET INTEREST INCOME
Nine Months Ended September 30, 2001 vs. 2000

     On a tax equivalent basis, net interest income declined $2.14 million, or 3.04%, from $70.41 million for the first nine months of 2000 to $68.26 million for the same period in 2001. As illustrated in the following tables, this decline was due to contraction of the Company's interest-sensitive assets and liabilities resulting primarily from the curtailment of new loan production within the community banking segment and the Company's exit from speciality finance lending operations within the mortgage banking segment. Volume reductions in the Company's loan portfolio and loans held for sale classifications have lead to a decreased reliance on higher costing external borrowings, brokered deposits, and other higher-priced time deposits. Volume reductions in loan categories from 2000 to 2001 resulted in a $14.38 million decline in interest income, while volume reductions in time deposits and external funding sources resulted in a $11.25 million decline in interest expense. The overall reduction in the volume of interest-sensitive assets and liabilities resulted in a $2.45 million decline in tax equivalent net interest income from 2000 to 2001.

     This decline was partially offset by a $304,000 increase in net interest income from 2000 to 2001 resulting from changes in interest rates. A combination of the lower interest rate environment, re-pricing the Company's existing deposit products, and re-establishing the accrual of interest income on the Company's retained interests in securitized loans helped to drive this increase in net interest income specific to interest rates. More specifically, the combined effect of the lower interest rate environment and re-pricing the Company's existing deposit products resulted in a decline of $2.95 million in interest expense. Re-establishing the accrual of interest income on the Company's retained interests resulted in an increase in interest income of $4.68 million from 2000 to 2001. Combined, these events resulted in an increase in net interest income of $7.63 million, which was partially offset by a $4.21 million decline in interest earned on loan products and a $2.21 million decline in earnings derived from the Company's investment securities portfolio.

Three Months Ended September 30, 2001 vs. 2000

     On a tax equivalent basis, net interest income increased $1.49 million, or 6.56%, from $22.65 million for the third quarter of 2000 to $24.13 million in 2001. This quarter-to-quarter increase was primarily the result of the lower interest rate environment, re-pricing the Company's deposit products, and re-establishing the accrual of interest income on the Company's retained interests in securitized loans. As evidenced in the following table for the three month period ended September 30, 2001 versus 2000, the interest rate component of the net interest income computation resulted in a $4.02 million improvement in net interest income. The Company's weighted average cost of interest-bearing funds declined 93 basis points, from 5.17% for the third quarter of 2000 to 4.24% for the third quarter of 2001. In addition to the decline in funding costs, re-establishing the accrual of interest income on the Company's retained interests resulted in a $2.50 million increase in net interest income from 2000 to 2001. Volume declines in the Company's loan classifications resulted in a $7.33 million decline in interest income, which was partially offset by the $4.30 million impact on interest expense of volume declines in higher-costing brokered deposits and other time deposits.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)


                                                                   Nine months ended September 30,
                                                                      2001                                      2000
                                        Average                      Yield/       Average                      Yield/
                                        Balance         Interest      Rate        Balance         Interest      Rate
                                       -----------------------------------------------------------------------------
Assets
Loan portfolio (1)                     $1,830,159       $116,950      8.52%      $1,960,584       $127,702      8.68%
Loans held for sale                        15,572            982      8.41          103,750          8,819     11.33
Securities:
 Taxable                                  286,702         11,529      5.36          264,589         12,789      6.44
 Tax-exempt (2)                            68,468          3,954      7.70           99,558          5,391      7.22
                                       -----------------------------------------------------------------------------
  Total securities                        355,170         15,483      5.81          364,147         18,180      6.66
Retained interest in securitized loans     72,105          4,802      8.88           76,955            137      0.24
Federal funds sold                         30,072            762      3.38            3,805            168      5.89
                                       -----------------------------------------------------------------------------
  Total earning assets                  2,303,078       $138,979      8.05%       2,509,241       $155,006      8.24%
Cash and due from banks                    61,716                                    74,000
Bank premises and equipment                54,031                                    63,501
Other assets                              110,952                                   172,687
Less: allowance for possible
    loan losses                           (41,855)                                  (27,381)
                                       -----------------------------------------------------------------------------
  Total assets                         $2,487,922                                $2,792,048
                                       =============================================================================

Liabilities
Demand deposits                        $  417,073       $  8,273      2.64%      $  410,867       $  9,376      3.04%
Savings deposits                          290,693          6,133      2.81          319,698          8,158      3.40
Time deposits                           1,001,672         41,149      5.48        1,068,635         43,056      5.37
Short-term borrowings                     187,010          7,476      5.33          314,792         14,298      6.06
Long-term debt                             32,643          1,650      6.74           83,834          3,700      5.88
Trust preferred securities                 87,792          6,034      9.16           87,500          6,013      9.16
                                       -----------------------------------------------------------------------------
  Total interest-bearing liabilities    2,016,883         70,715      4.67        2,285,326         84,601      4.94
Demand deposits                           274,312                                   247,554
Other liabilities                          41,821                                    59,398
Stockholders' equity                      154,906                                   199,770
                                       -----------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                              $2,487,922                                $2,792,048
                                       =============================================================================

 Net interest income                                    $ 68,264                                  $ 70,405
                                       =============================================================================
 Net yield on earning assets                                          3.95%                                     3.74%
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

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)



                                         Nine months ended September 30,
                                                  2001 vs. 2000
                                               Increase (Decrease)
                                                 Due to Change In:
                                      Volume          Rate            Net
                                      ---------------------------------------
Interest-earning assets:
Loan portfolio                         $ (8,370)       $(2,382)      $(10,752)
Loans held for sale                      (6,011)        (1,826)        (7,837)
Securities:
 Taxable                                  1,485         (2,745)        (1,260)
 Tax-exempt (1)                          (1,973)           536         (1,437)
                                      ---------------------------------------
  Total securities                         (488)        (2,209)        (2,697)
Retained interest in securitized loans      (15)         4,680          4,665
Federal funds sold                          739           (145)           594
                                      ---------------------------------------
  Total interest-earning assets        $(14,145)       $(1,882)      $(16,027)
                                      =======================================

Interest-bearing liabilities:
Demand deposits                        $    224        $(1,327)      $ (1,103)
Savings deposits                           (696)        (1,329)        (2,025)
Time deposits                            (3,167)         1,260         (1,907)
Short-term borrowings                    (5,267)        (1,555)        (6,822)
Long-term debt                           (2,814)           764         (2,050)
Trust preferred securities                   20              1             21
                                      ---------------------------------------
  Total interest-bearing liabilities   $(11,700)       $(2,186)      $(13,886)
                                      =======================================
  Net Interest Income                  $ (2,445)       $   304       $ (2,141)
                                      =======================================


(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEETS and NET INTEREST INCOME
(in thousands)

                                                                   Three months ended September 30,
                                                         2001                                      2000
                                        Average                      Yield/       Average                      Yield/
                                        Balance         Interest      Rate        Balance         Interest      Rate
                                      ------------------------------------------------------------------------------
Assets
Loan portfolio (1)                     $1,726,843        $36,607      8.48%      $1,998,037        $43,834      8.78%
Loans held for sale                         7,310            150      8.21           75,934          2,187     11.52
Securities:
 Taxable                                  280,021          3,525      5.04          266,070          4,284      6.44
 Tax-exempt (2)                            64,192          1,235      7.70           99,461          1,762      7.09
                                      ------------------------------------------------------------------------------
  Total securities                        344,213          4,760      5.53          365,531          6,046      6.62
Retained interest in securitized loans     67,030          2,506     14.95           76,949             50      0.26
Federal funds sold                         72,367            607      3.36            4,855             56      7.61
                                      ------------------------------------------------------------------------------
  Total earning assets                  2,217,763        $44,630      8.05%       2,521,306        $52,173      8.28%
Cash and due from banks                    59,884                                    71,398
Bank premises and equipment                48,551                                    61,154
Other assets                              103,392                                   175,167
Less: allowance for possible
loan losses                               (46,357)                                  (27,474)
                                      ------------------------------------------------------------------------------
  Total assets                         $2,383,233                                $2,801,551
                                      ==============================================================================

Liabilities
Demand deposits                        $  425,934        $ 2,139      2.01%      $  401,097        $ 3,103      3.09%
Savings deposits                          292,433          1,762      2.41          306,915          2,685      3.50
Time deposits                             948,035         12,378      5.22        1,161,935         16,562      5.70
Short-term borrowings                     149,884          1,659      4.43          286,506          4,662      6.51
Long-term debt                             29,993            534      7.12           41,087            507      4.94
Trust preferred securities                 88,300          2,024      9.17           87,500          2,005      9.17
                                      ------------------------------------------------------------------------------
  Total interest-bearing liabilities    1,934,579         20,496      4.24        2,285,040         29,524      5.17
Demand deposits                           275,012                                   254,243
Other liabilities                          23,781                                    61,668
Stockholders' equity                      149,861                                   200,600
                                      ------------------------------------------------------------------------------
  Total liabilities and stockholders'
   equity                              $2,383,233                                $2,801,551
                                      ==============================================================================

 Net interest income                                     $24,134                                   $22,649
                                      ==============================================================================
 Net yield on earning assets                                          4.35%                                     3.59%
                                      ==============================================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
(in thousands)


                                        Three months ended September 30,
                                                  2001 vs. 2000
                                               Increase (Decrease)
                                                 Due to Change In:
                                         Volume          Rate            Net
                                        -------------------------------------
Interest-earning assets:
Loan portfolio                          $(5,789)       $(1,438)       $(7,227)
Loans held for sale                      (1,545)          (492)        (2,037)
Securities:
 Taxable                                  1,302         (2,061)          (759)
 Tax-exempt (1)                          (1,400)           873           (527)
                                        -------------------------------------
  Total securities                          (98)        (1,188)        (1,286)
Retained interest in securitized loans      (46)         2,502          2,456
Federal funds sold                          660           (109)           551
                                        -------------------------------------
  Total interest-earning assets         $(6,818)       $  (725)       $(7,543)
                                        =====================================

Interest-bearing liabilities:
Demand deposits                         $ 1,162        $(2,126)       $  (964)
Savings deposits                           (122)          (801)          (923)
Time deposits                            (2,873)        (1,311)        (4,184)
Short-term borrowings                    (1,798)        (1,205)        (3,003)
Long-term debt                             (670)           697             27
Trust preferred securities                   18              1             19
                                        -------------------------------------
  Total interest-bearing liabilities    $(4,283)       $(4,745)       $(9,028)
                                        =====================================
  Net Interest Income                   $(2,535)       $ 4,020        $ 1,485
                                        =====================================

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN PORTFOLIO

     The composition of the Company's loan portfolio as of September 30, 2001 and December 31, 2000, is presented in the following table:

(in thousands)                         September 30, 2001    December 31, 2000
                                       ----------------------------------------
Commercial, financial and agricultural      $  556,325            $  637,870
Real estate-mortgage                           838,368               959,457
Installment loans to individuals               268,241               370,832
                                       ----------------------------------------
  Total loans                               $1,662,934            $1,968,159
                                       ========================================


Allowance and Provision for Loan Losses

    Through the third quarter of 2001, the Company continued to identify credit deterioration and experience negative trends in the credit quality of its loan portfolio. Credit quality remains less than satisfactory as evidenced by the high level of non-performing loans, especially those loans placed on non-accrual status. While the aggregate credit risk inherent in the loan portfolio as of September 30, 2001 remains high, the Company believes that significant progress has been made in recent months in improving the credit risk management and identification processes. A combination of detailed loan reviews performed by senior and executive management, independent third parties, and the Company's loan review and credit administration functions have resulted in the identification of credit relationships the Company classifies as having higher credit risk. Specifically within the commercial loan portfolio, senior management has implemented a policy to hold weekly meetings to address delinquency trends. Actions taken resulting from these meetings have resulted in a stabilization of delinquencies within the portfolio and improved identification of potential problem credits in recent months. Additionally, the implementation of a centralized loan approval process and tightened credit standards has resulted in improved underwriting of new loans and renewals of existing credits. The Company is also assembling a loan workout group, which is aimed at facilitating a reduction in problem credits in the loan portfolio.

     In evaluating credit risk, the Company systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a monthly basis to provide for losses in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. Individual credits are selected throughout the year for detail loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, the determination of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and the historical charge-off percentages of the portfolio, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the determination of the allowance related to these portfolios is primarily based on prior charge-off history of each portfolio, adjusted for general economic conditions and other inherent risk factors. In evaluating the adequacy of the allowance, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Reserves not specifically allocated to individual credits are generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Determination of such reserves is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed so that management can modify its evaluation model efficiently, in an effort to ensure that adequate provision has been made for risk in the total loan portfolio.

    At September 30, 2001, the allowance for loan losses was $57.20 million, compared to $40.63 million as of December 31, 2000. The increase in the allowance in 2001 has resulted in a provision for loan losses of $30.36 million recorded during the first nine months of 2001, compared to net charge-offs of $13.79 million recorded during this same time period. These numbers reflect a $21.91 million, or 259%, increase in the provision for loan losses and a $5.45 million, or 65.26%, increase in net charge-offs, respectively, as compared to the nine months ended September 30, 2000. The increase in the allowance for loan losses was primarily due to an increase in the allowance allocated to the commercial loan portfolio. At December 31, 2000 and June 30, 2001, $23.24 million and $30.14 million of the allowance for loan losses was allocated to the commercial portfolio. As of September 30, 2001, the allocation attributable to the commercial portfolio had increased to $44.86 million. The majority of this increase during the third quarter of 2001 was due to a $33.59 million increase in loans graded as high risk as management identified further credit deterioration in certain loans based on the completion of its review of all commercial loans during the third quarter. Management has continued to enhance its methodology for assessing credit risk throughout 2001 and these enhancements have identified a significant migration of commercial loans, especially loans originated in 1999 and 2000 during unprecedented commercial loan growth, into higher risk loan categories. As previously discussed, new commercial loan production has been significantly curtailed during 2001 while the Company implements a more stringent commercial lending process.

    The allowance allocated to the installment portfolio has declined $4.69 million, or 39.64%, from $11.84 million as of December 31, 2000 to $7.15 million as of September 30, 2001. The decline in this allocation of the allowance is consistent with the decline in balances outstanding within the installment loan portfolio. The outstanding balance of installment loans has declined $102.59 million, or 27.67%, from $370.83 million as of December 31, 2000 to $268.24 million as of September 30, 2001. The allowance allocated to the mortgage portfolio has declined $690,000, or 12.44%, from $5.55 million at December 31, 2000 to $4.86 million at September 30, 2001. The decline in this allocation is also consistent with the decline in balances outstanding in the portfolio. The outstanding balance of mortgage loans has declined $121.09 million, or 12.62%, from $959.46 million at December 31, 2000 to $838.37 million at September 30, 2001. In contrast to the commercial portfolio, which has experienced a significant increase in net charge-offs and non-performing loans, the installment and mortgage portfolios have not experienced as significant an increase in negative credit quality trends.

    As previously discussed, net charge-offs in 2001 have increased significantly, in comparison to 2000, as the Company aggressively works to resolve credit concerns within the commercial portfolio. Of total net charge-offs in 2001, commercial loan charge-offs represented $7.64 million or 55.37%. Despite the significant increase in net charge-offs recorded thus far in 2001, non-performing loans have increased from $20.33 million as of December 31, 2000 to $32.86 million as of September 30, 2001. This represents an increase of $12.53 million, or 61.63%, in non-performing loans in 2001 and was a contributing factor considered for the significant increase in the allowance and provision for loan losses. Although recent actions taken by the Company have begun to stabilize delinquency trends, improve processes for the timely identification of problem credits, and require tighter credit standards on new loan volume, the Company still has a significant balance of non-performing loans, particularly loans placed on non-accrual status.

    As the Company continues to address its credit quality concerns and completes its process improvement for identifying problem loans within the portfolio, the Company has maintained a relatively high coverage ratio, compared to industry averages, of "allowance for loan losses to average total loans" of 3.13% as of September 30, 2001, compared to 2.56% as of June 30, 2001. The increase in the coverage ratio during the third quarter of 2001 was due to the increase in the allocation of the allowance to the commercial portfolio and other factors discussed above, coupled with a continuing decline in the amount of loans outstanding as of September 30, 2001. Based on factors known to management as of September 30, 2001, the Company believes that the consolidated allowance for loans losses is adequate to provide for probable losses inherent in the portfolio as of September 30, 2001.

                                                Nine months ended September 30,    Year ended December 31,
Allowance for Loan Losses                       2001                      2000               2000
                                            --------------------------------------------------------------
Balance at beginning of period              $ 40,627                  $ 27,113           $ 27,113
Charge-offs:
 Commercial, financial and agricultural       (9,277)                   (2,886)            (5,081)
 Real estate-mortgage                         (2,155)                   (1,435)            (1,703)
 Installment loans to individuals             (5,467)                   (5,736)            (7,839)
                                            --------------------------------------------------------------
Totals                                       (16,899)                  (10,058)           (14,623)

Recoveries:
 Commercial, financial and agricultural        1,642                       370                890
 Real estate-mortgage                            271                       136                179
 Installment loans to individuals              1,197                     1,207              1,588
                                            -------------------------------------------------------------
Totals                                         3,110                     1,714              2,657
                                            --------------------------------------------------------------
Net charge-offs                              (13,789)                   (8,344)           (11,966)
Provision for loan losses                     30,358                     8,450             25,480
                                            -------------------------------------------------------------
Balance at end of period                    $ 57,196                  $ 27,219           $ 40,627
                                            ==============================================================

As a Percent of Average Total Loans:
  Net charge-offs                               1.00%                     0.57%              0.61%
  Provision for loan losses                     2.21                      0.57               1.29
As a Percent of Non-Performing Loans:
  Allowance for loan losses                   174.05%                   155.40%            199.88%


                                                  As of September 30,                 As of December 31,
                                             2001                     2000                2000
                                            --------------------------------------------------------------
Summary of Non-performing Assets

Non-accrual loans                           $28,044                   $13,704            $16,676
Accruing loans past due 90 days or more       3,916                     3,128              3,350
Restructured loans                              902                       683                300
                                            --------------------------------------------------------------
 Total non-performing loans                  32,862                    17,515             20,326
Other real estate owned                       2,836                     4,456              3,488
                                            --------------------------------------------------------------
 Total non-performing assets                $35,698                   $21,971            $23,814
                                            ==============================================================

LOANS HELD FOR SALE

        Loans held for sale represent mortgage loans the Company has either purchased or originated with the intent to sell and includes traditional fixed-rate and junior lien mortgage loans. Of the total $7.07 million of loans reported as "held-for-sale" as of September 30, 2001, $4.90 million represented traditional fixed-rate mortgage loans. The remaining $2.17 million represented junior lien mortgage loans. The majority of loans reported as "held-for-sale" were originated under pre-established purchase commitments from independent third parties. Once funded, these loans are generally sold, servicing released, to end investors within 60-90 days. As of June 30, 2001, the Company has terminated its affiliation with loan production offices in Maryland and Georgia. Of the total balance of loans classified as "held-for-sale" as of September 30, 2001, these offices originated $3.83 million.

        During the first nine months of 2001, the Company originated $93.88 million in loans held for sale and sold $107.59 million during the same period. This compares to originations of $193.10 million, purchases of $16.07 million and sales of $300.71 million during the first nine months of 2000. As a result of the Company's termination of its affiliation with the loan production offices in Maryland and Georgia, the Company expects its loans originated for sale will continue to decline as this production is not being replaced within the Company.

SECURITIZATIONS and RETAINED INTERESTS

        Amounts reported as Retained Interests in the Consolidated Balance Sheets represent the estimated fair value of future cash flows expected to be received by the Company resulting from the six securitizations of fixed rate, junior lien mortgage loans completed by the Company between 1997 and 1999. The estimated fair value of the retained interests is determined by performing cash flow modeling techniques that incorporate assumptions regarding prepayment and default rates expected to be experienced by the underlying collateral pools. Using these assumptions, the Company forecasts the expected amount and timing of cash flows it expects to receive and applies a selected interest rate to discount those anticipated cash flows to determine their estimated fair values. Key assumptions used in estimating the fair value of the Company's retained interests as of September 30, 2001 and December 31, 2000, were as follows:

                                             September 30        December 31
                                                  2001                2000
                                            --------------------------------

Prepayment speed (CPR)                          15%-21%             15%-21%
Weighted average cumulative defaults             15.99%              13.68%
Weighted average discount rate                   14.00%              14.00%

        Using the aforementioned assumptions, the estimated fair value of the retained interests was approximately $68.67 million and $85.21 million, as of September 30, 2001 and December 31, 2000, respectively. As a result of economic forecasts released during the first quarter of 2001 and the completion of the Company's sale of the loan servicing responsibilities for its securitized loans to an independent third party, the Company increased its projected cumulative default projection from 13.68% as of December 31, 2000, to 17.15% as of March 31, 2001. This change in assumption resulted in a decline of approximately $21.22 million (pre-tax) in the estimated fair value of the Company's retained interests during the first quarter of 2001. Under accounting rules in effect as of March 31, 2001, the Company recorded a $2.18 million (pre-tax) impairment charge in its Consolidated Statements of Income and a $19.04 million (pre-tax) unrealized loss in its Stockholders' Equity during the first quarter of 2001.

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

        In addition to establishing specific guidance related to determining whether impairment exists in the Company's retained interests, Issue 99-20 also set forth requirements for the recognition of interest income on retained interests in securitized loans. Issue 99-20 requires that interest income on retained interests be recognized over the life of the retained interest using the effective yield method. Using the effective yield approach, the Company re-instituted the accrual of interest income on its retained interests beginning April 1, 2001 and has recognized $4.80 million (pre-tax) interest income through September 30, 2001.

LOAN SERVICING

        As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000, the Company sold its mortgage servicing rights associated with approximately $1.10 billion of junior lien and Title I mortgage loans. During the first quarter of 2001, the Company completed the sale and transfer of this loan servicing portfolio to the buyer and the Company's interim loan servicing agreement with the buyer expired. The sub-servicing agreement had been entered into to assist in the transition of the loan servicing portfolio from the Company to the buyer. The Company continues to provide loan servicing operations for certain pools of loans that were not included in this transaction. As of September 30, 2001, the unpaid principal balances of loans serviced for others approximated $85.78 million, compared to $1.20 billion at December 31, 2000. There are no mortgage servicing rights recorded in the Consolidated Balance Sheets for these loans.

        The Company did, however, record a $1.90 million (pre-tax) charge against first quarter 2001 earnings to reflect an estimated contractual obligation to FannieMae associated with a loan servicing portfolio acquired by the Company in 1998. As a condition to the Company's acquisition of the rights to service a pool of loans owned by FannieMae, the Company became subject to certain loan repurchase requirements for Title I loans if those loans were found to have documentation deficiencies. Although the Company did not originate these loans, it became obligated to repurchase the loans as a condition to FannieMae's approval to transfer loan servicing responsibilities to the Company. The Company had negotiated an agreement with FannieMae that provided for payment of this obligation to FannieMae through the remittance of excess cash flows on loans serviced by the Company for FannieMae. However, the transfer of the Company's loan servicing operations during the first quarter of 2001 created uncertainty in the size and timing of any excess cash flows resulting in the Company's first quarter 2001 charge against earnings. During the second and third quarters of 2001, the Company's liability to FannieMae was reduced by $327,000 as a result of excess cash flows collected and remitted to FannieMae on the Company's behalf. This recovery of previously recorded expense was recorded as a reduction of Non-interest expense in the Company's Consolidated Statements of Income.

NON-INTEREST INCOME AND EXPENSE

Nine Months Ended September 30, 2001 vs. 2000

Non-Interest Income: Within the community banking segment, revenues derived from service charges have increased significantly in 2001, as compared to 2000. The Company implemented policy changes during the second quarter of 2001 that resulted in substantially higher collection rates on service charges and related fees. Additionally, during the third quarter of 2001, the Company initiated an increase in "per item" service charges to more closely match the Company's in-market competitors. As a result of these changes, service charge revenue increased $4.25 million, or 53.75%, from $7.90 million for the nine months ended September 30, 2000 to $12.15 million in 2001.

        The increase in service charge revenues was more than offset by a $10.42 million, or 73.43%, decline in fee income derived from the Company's mortgage banking segment. Consistent with the Company's exit from the specialty-finance business line, revenues from loan servicing, loan origination and loan sales have declined considerably, from $14.20 million for the nine months ended September 30, 2000 to $3.77 million in 2001.

        Additionally, gains realized from investment securities transactions have increased from $2,000 for the nine months ended September 30, 2000 to $1.82 million in 2001. This increase is primarily due to the Company's implementation of an investment strategy designed to produce capital gains, as opposed to interest income, in order to utilize capital loss carryforwards, which expire in 2004 and 2005, available to the Company for income tax purposes.

Non-Interest Expense: Within non-interest expense, salaries and benefits expense, as reported, declined $4.24 million, or 11.22%, from $37.83 million for the nine months ended September 30, 2000 to $33.58 million in 2001. However, in 2001 and 2000, the Company recognized $3.42 million and $2.54 million, respectively, in non-recurring compensation costs associated with employee terminations and severance-related issues. The non-recurring charge recognized in 2001 includes a $2.14 million charge, recorded during the third quarter of 2001, for severance and outplacement benefits associated with the Company's reorganization and staffing reduction. Excluding these non-recurring charges, recurring compensation costs declined $5.13 million, or 14.54%, from $35.29 million in 2000 to $30.16 million in 2001. As of September 30, 2001, the Company reported 905 full time equivalent employees, compared to 1,383 full time equivalent employees as of September 30, 2000. With the completion of the sale of the California banks and the severance program discussed above, the Company expects to maintain approximately 800 full time equivalent positions.

        Occupancy and depreciation expenses, combined, declined $2.90 million, or 19.90%, from $14.57 million for the nine months ended September 30, 2000 to $11.67 million in 2001. This decline was primarily the result of the Company's closure and/or divestiture of certain divisions, including the Company's exit from specialty-finance loan origination and servicing operations. This decline is also due to the overall reorganization of the Company's community banking operations, including the consolidation of operations, and the closure of certain offices.

        Offsetting the declines in expense associated with compensation, occupancy and depreciation, other expenses increased $8.83 million, or 26.25%, from $33.65 million for the nine months ended September 30, 2000 to $42.49 million in 2001. During 2001, the Company has recorded a number of non-recurring charges against income, including:

    - A $3.00 million charge for litigation arising out of developments during the third quarter of 2001 which increased the probability of an unfavorable outcome in litigation related to operations the Company has either sold or closed;

    - A $3.20 million charge for contractual obligations to repurchase loans sold or securitized without credit recourse upon which the Company is obligated to compensate the purchasers for deficiencies in documentation previously warranted by the Company. This charge includes the previously disclosed (see Loan Servicing) $1.90 million charge to reflect an estimated contractual obligation to FannieMae associated with a loan servicing portfolio acquired by the Company in 1998 and a $1.30 million charge to reflect an estimated obligation to repurchase previously sold or securitized loans for documentation deficiencies found to exist in the loan files. Over the past few years, the Company sold over $2 billion of first lien and junior lien mortgage loans to various parties and, in doing so, made representations and warranties as to the adequacy of the loan file documentation. To date, the Company has incurred charges against income of approximately $150,000 associated with repurchase obligations on loans that were sold during this time and found to have loan file document deficiencies;

    - A $1.97 million charge to reflect the estimated fair value of the Company's direct mail division prior to its sale;

    - A $1.69 million charge to reflect the estimated fair value of certain facilities the Company plans to sell; and

    - A $1.65 million charge to write-off capitalized software that no longer fits the Company's business model.

Three Months Ended June 30, 2001 vs. 2000

Non-Interest Income: As previously discussed, the Company's policy changes and modifications to its fee schedules related to service charges have resulted in a substantial increase in service charge revenues in 2001. These changes resulted in a $2.05 million, or 72.94%, increase in service charge income from $2.81 million for the third quarter of 2000 to $4.85 million in 2001. Mortgage banking revenues declined $1.47 million, or 80.24%, during this same time period as a result of the Company's exit from specialty-finance operations. Other income declined $1.51 million, or 38.40%, primarily as a result of the Company's exit from internet service and direct mail/marketing operations.

Non-Interest Expense: Excluding the $2.14 million charge for severance and outplacement services recorded during the third quarter of 2001, recurring salaries and employee benefits expense declined $941,000, or 8.80%, from $10.70 million for the third quarter of 2000 to $9.76 million for the third quarter of 2001. Additionally, occupancy and depreciation expense, combined, decreased $1.23 million, or 25.86%, from $4.76 million in 2000 to $3.53 million in 2001. These declines are due to the reorganization of the Company's operations and implementation of its strategy to refocus on its core West Virginia community banking operations.

     Other expenses increased $3.03 million, or 26.19%, from $11.55 million during the third quarter of 2000 to $14.58 million in 2001. During the third quarter of 2001, the Company recorded a $3.00 million charge associated with on-going litigation (as previously discussed) and a $1.30 million charge for the repurchase of loans sold or securitized (also previously discussed). Excluding these non-recurring charges against income, other expenses declined $1.27 million, or 11.03%, from quarter-to-quarter, consistent with the Company's overall reorganization and expense reduction strategy.

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

LIQUIDITY

     The adequacy of the Company's liquidity position is evaluated at the subsidiary bank level and at the Parent Company level. Within the community banking segment, the Company manages its liquidity position to effectively and economically satisfy the funding needs of its customers, to accommodate the scheduled repayment of borrowings, and to provide the funding necessary for asset growth. The focus of the Company's liquidity management function within the community banks is on deposit customers. The Company attempts to maintain a stable core deposit base as its primary funding source. The Company also manages relationships with external funding sources, including the Federal Home Loan Bank, to provide the banking subsidiaries with additional sources of liquidity. Additionally, City National has utilized the capital markets, including the issuance of brokered deposits, as another source of liquidity. Aside from funding sources, the community banks also seek to manage liquidity by maintaining a sufficient percentage of their total assets as liquid assets, for example the Company's securities portfolio, that could be sold if necessary to provide additional funding sources. As of September 30, 2001, the Company believes that the community banking subsidiaries maintained a sufficient liquidity position to satisfy their funding and cash needs.

     However, the Company believes that deficiencies exist at the Parent Company level related to the Parent Company's liquidity position at September 30, 2001. The primary sources of cash for the Parent Company are the payment of dividends from the subsidiary banks. Regulatory guidelines restrict the ability of the subsidiary banks to transfer funds to the Parent Company in the form of dividends. The approval of the banks' primary regulator is required prior to the payment of dividends by a subsidiary bank in excess of the bank's earnings retained in the current year plus retained net profits for the preceding two years. As a result of the net losses recorded thus far in 2001 and in 2000 and depressed earnings at the bank level in 1999, the subsidiary banks are required to request and obtain regulatory approval prior to the payment of dividends to the Parent Company. During the first nine months of 2001, City National received approval from the Office of the Comptroller of the Currency ("OCC") to pay $8.87 million in special dividends to the Parent Company. These funds were used by the Parent Company to satisfy $3.99 million in debt service requirements, through June 30, 2001, associated with the Parent Company's outstanding trust preferred securities. Additionally, the Parent Company utilized $3.20 million of these funds to reduce the outstanding principal balance of its debt obligations maintained with an unrelated third party institution. However, the OCC has broad discretionary authority as it considers any additional dividend requests to be submitted by City National. The approvals to pay dividends to the Parent Company thus far in 2001 are not necessarily indicative of future OCC determinations.

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

     On October 26, 2001, the Company announced that the proposed sale of its California banking operations had been approved by regulatory authorities. The Company expects to receive approximately $22.30 million cash in exchange for all of the outstanding common stock of its California banking franchises. The proceeds to be obtained from this sale will be used to repay a significant portion of the Parent Company's outstanding debt obligations with an unrelated third party. The amounts outstanding on the term note and the line of credit, both of which mature on January 15, 2002, approximate $23.33 million as of September 30, 2001. On November 6, 2001, the Parent Company remitted an additional principal payment of $1.00 million, reducing the outstanding balance to $22.33 million.

     To address the remaining liquidity issues at the Parent Company, as long as City National continues to maintain adequate capital levels and, at a minimum a 10.00% Total Capital ratio, it will seek regulatory approval to pay cash dividends to the Parent Company to fund the operational costs of the Parent Company and to enable the Parent Company to satisfy its remaining debt service requirements on its term note and line of credit. Ultimately, however, a significant improvement in operating results generated at the subsidiary bank level will be necessary to provide the dividend capabilities needed to relieve the liquidity issues at the Parent Company and enable the Company to reinstitute the payment of dividends to both its trust preferred and common stockholders. To this end, the Company continues to implement a reorganization plan to improve the overall efficiency and earnings performance of the Company by refocusing the Company's resources on its West Virginia community banking segment. As previously discussed, the Company has divested or closed the majority of its non-core, non-bank operations. The Company has also identified facilities that are no longer necessary to the Company's operations and it will sell. The Company has substantially implemented its plan to reduce its workforce by approximately 275 full-time equivalents as it reorganizes and reengineers its processes. Each of the aforementioned steps has been undertaken to improve the long-term operating efficiency and earnings capabilities of the Company, which is expected to result in the eventual restoration of dividends to both trust preferred and common stockholders.

CAPITAL RESOURCES

     During the first nine months of 2001, the Company reported a net loss of $33.60 million, partially offset by $11.50 million in other comprehensive income. As a result, stockholders' equity declined $22.09 million, or 13.52%, during the first nine months of 2001, from $163.46 million at December 31, 2000 to $141.36 million at September 30, 2001. The net loss of $33.60 million includes the cumulative effect of a change in accounting associated with the Company's retained interests in securitized loans. The other comprehensive income of $11.50 million includes the combined effect of reversing the negative fair value adjustments previously recorded associated with the retained interests and recording unrealized gains in the Company's investment securities portfolio.

     Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4%. At September 30, 2001, the Company's total capital to risk-adjusted assets ratio was 10.91% and its Tier I capital ratio was 7.43%, compared to 11.61% and 9.05%, respectively, at December 31, 2000. The Company's leverage ratio at September 30, 2001 and December 31, 2000 was 6.08% and 7.94%, respectively.

     Similarly, the Company's banking subsidiaries are also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, the banking subsidiaries are required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. As previously discussed, City National entered into a formal agreement with the OCC during 2000. One of the provisions of the agreement requires City National to maintain its total capital ratio at least equal to 10.00%. As of September 30, 2001, the Company's lead bank, City National, reported total capital, Tier I capital, and leverage ratios of 12.21%, 10.94%, and 9.07%, respectively. As of December 31, 2000, City National reported total capital, Tier I capital, and leverage ratios of 12.72%, 11.47%, and 10.10%, respectively.

     Due to the net loss reported at both the consolidated and bank levels thus far in 2001 and in 2000 and depressed earnings in 1999, the Company announced in January 2001 a suspension in the payment of dividends to its common stockholders. The dividend suspension is also due to the liquidity issues faced by the Parent Company, as discussed under the caption Liquidity. The strategic repositioning of the Company is expected to have a positive effect on the long-term earnings capabilities of the Company and City National. Combined with the Company's focus on restoring asset quality and effectively managing its risks, the Company anticipates experiencing an improved capital position over the long term, although achievement of these objectives is by no means assured (see Forward Looking Statements).

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

         Exhibits

         10 (a) Form of Employment Agreement, dated as of April 12, 2001, by and between City Holding Company and William L. Butcher

         10 (b) Form of Employment Agreement, dated as of May 15, 2001, by and between City Holding Company and Craig Stilwell

         10 (c) Form of Employment Agreement, dated as of May 16, 2001, by and between City Holding Company and John S. Loeber

         10 (d) Form of Employment Agreement, dated as of June 11, 2001, by and between City Holding Company and Charles R. Hageboeck

         Reports on Form 8-K

         On August 31, 2001, the Company filed a Current Report on Form 8-K, announcing that it had signed a definitive agreement to sell its California banks, Frontier State Bank and Del Amo Savings Bank, FSB to FirstFed Financial Corp.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITY HOLDING COMPANY

Date: November 14, 2001

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