Form 10-K
period 2001-12-31
CITY HOLDING CO
filed 2002-03-13
CIK 726854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K
        For Annual and Transition Reports Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                   For the fiscal year ended December 31, 2001.
                                      or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the transition period __________ to __________.

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

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange on Which Registered:
               None.                                     None.
------------------------------   -----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 8, 2002 was $240,135,579. As of March 8, 2002, there were 16,887,934 shares of the Company's common stock outstanding. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II. Portions of the proxy statement for the 2002 annual shareholders' meeting are incorporated by reference into Part III.

                                FORM 10-K INDEX
                                ---------------
PART I                                                                    Page
                                                                          ----
Item 1.        Business                                                    3

Item 2.        Properties                                                 11

Item 3.        Legal Proceedings                                          11

Item 4.        Submission of Matters to a Vote of Security Holders        11

PART II

Item 5.        Market for the Registrant's Common Equity and
                Related Stockholder Matters                               11

Item 6.        Selected Financial Data                                    12

Item 7.        Management's Discussion and Analysis of                    12
                Financial Condition and Results of Operations

Item 7A.       Quantitative and Qualitative Disclosures About
                Market Risk                                               12

Item 8.        Financial Statements and Supplementary Data                12

Item 9.        Changes In and Disagreements with Accountants              12
                on Accounting and Financial Disclosure

PART III

Item 10.       Directors and Executive Officers of Registrant             12

Item 11.       Executive Compensation                                     12

Item 12.       Security Ownership of Certain Beneficial                   12
                 Owners and Management

Item 13.       Certain Relationships and Related Transactions             12

PART IV

Item 14.       Exhibits, Financial Statement Schedules and                13
               Reports on Form 8-K

               Signatures                                                 14-15

               Exhibit Index                                              16-18

PART I

ITEM 1    BUSINESS
------------------

     City Holding Company ("the Company"), a West Virginia corporation headquartered in Charleston, West Virginia, is a bank holding company that provides diversified financial products and services to consumers and local businesses. Through its network of 55 banking offices in West Virginia (53 offices) and Ohio (2 offices), the Company provides credit, deposit, trust, and insurance products and services to its customers. In addition to its branch network, the Company's delivery channels include ATMs, check cards, telemarketing, direct mail solicitation, interactive voice response systems, and internet technology. The Company has approximately 8% of the deposit market share in West Virginia and is the third largest bank holding company headquartered in West Virginia based on deposit size. In the Company's key markets, it maintains the first, second, or third largest percentage of deposit market share.

     The Company historically has operated three business segments (community banking, mortgage banking, and other financial services) that were primarily identified by the products or services offered and the delivery channels through which the products or services were delivered. The Company also maintained a general corporate business segment that included the operations of the Parent Company, which typically provided operational and managerial support to the three operating business segments. During 2001, however, the Company completed a comprehensive reorganization that dramatically changed the Company's business model and refocused attention and resources on the Company's core West Virginia community banking franchise. As further outlined below, the operations that historically comprised the non-community banking operations of the Company were either sold or closed during 2001. As of December 31, 2001, the Company's sole operating subsidiary is City National Bank of West Virginia ("City National").

COMMUNITY-BANKING

     In November 2001, the Company completed the sale of Del Amo Savings Bank, FSB and Frontier Bancorp, which comprised the Company's California banking operations. Combined, the California banking operations represented less than 10% of the total assets of the community banking segment.

     City National, headquartered in Charleston, West Virginia, operates 53 offices in West Virginia and 2 offices in Ohio. City National provides traditional banking products and services, including credit, deposit, trust, insurance, and other related services. No portion of City National's deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National's loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2001, 52% of the Company's loan portfolio was categorized as residential mortgage loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered detrimental to the Company's financial position or operating results.

MORTGAGE BANKING

     The mortgage banking segment generally included the Company's operations that were devoted to the origination, acquisition, servicing, and sale of mortgage loan products. In December 2000, the Company sold its mortgage servicing rights associated with $1.10 billion, or 91.67%, of the Company's specialty finance loan servicing portfolio. During 2001, the Company completed the transfer of the sold servicing portfolio. However, due, in part, to the complexity of the underlying servicing agreements, the Company retained approximately 8.33% of its December 31, 2000 servicing portfolio. The Company continues to pursue alternatives to dispose of the remaining loan servicing portfolio, which had a balance of approximately $66.69 million as of December 31, 2001. There are no mortgage servicing rights associated with the loans serviced for others and the loans are not included in the Company's Consolidated Balance

Sheets. During the second quarter of 2001, the Company closed its two remaining loan production offices in Maryland and Georgia, completing the Company's exit from mortgage banking activities.

OTHER FINANCIAL SERVICES

     During 2001, the Company sold its internet service and direct mail divisions and substantially completed the sale of its investment brokerage accounts. These operations, plus the operations of City National's insurance division, historically comprised the other financial services business segment. In conjunction with the Company's reorganization during 2001, the Company has aligned the operations of its insurance division with the traditional products and services offered by City National.

GENERAL CORPORATE SERVICES

     In addition to the Company's community banking, mortgage banking, and other financial services business segments, the Company's general corporate business segment, which primarily included the Parent Company, historically provided operational and managerial support to the other business segments.

     The results of operations of each of the Company's business lines for 2001, 2000, and 1999 are included in their respective business segments as defined above and as historically reported. However, having completed its comprehensive reorganization during 2001, these individual business segments will cease to exist beginning January 1, 2002. The following tables summarize selected segment information for each of the last three years:

                                                                      Other
(in thousands)                          Community      Mortgage      Financial     General
                                         Banking       Banking       Services     Corporate     Eliminations  Consolidated
                                        ----------------------------------------------------------------------------------
2001
----
Net interest income (expense)           $   99,683     $ (6,774)   $     (60)     $ (1,784)     $       -     $   91,065
Provision for loan losses                   32,178            -            -             -              -         32,178
                                        ---------------------------------------------------------------------------------
Net interest income (expense) after
  provision for loan losses                 67,505       (6,774)         (60)       (1,784)             -         58,887
Other income                                28,398        2,528        7,935         7,294         (3,303)        42,852
Other expenses                              97,170        7,181        7,142         6,215         (3,303)       114,405
                                        ---------------------------------------------------------------------------------
(Loss) Income before income taxes
and cumulative effect of accounting
change                                      (1,267)     (11,427)         733          (705)             -        (12,666)
Income tax (benefit) expense                  (231)      (4,836)         555          (139)             -         (4,651)
Cumulative effect of accounting change,
  net of tax                                     -      (17,985)           -             -              -        (17,985)
                                        ---------------------------------------------------------------------------------
Net (loss) income                       $   (1,036)    $(24,576)   $     178      $   (566)     $       -     $  (26,000)
                                        =================================================================================
Average assets                          $2,430,768     $105,813    $   6,518      $  7,837      $(118,587)    $2,432,349
                                        =================================================================================

2000
----
Net interest income (expense)           $  102,916     $(11,302)   $    (289)     $ (2,169)     $       -     $   89,156
Provision for loan losses                   25,480            -            -             -              -         25,480
                                        ---------------------------------------------------------------------------------

Net interest income (expense) after
  provision for loan losses                 77,436      (11,302)        (289)       (2,169)             -         63,676
Other income                                12,421       13,729       12,921         3,629         (8,136)        34,564
Other expenses                              91,369       40,668       19,536         8,906         (8,136)       152,343
                                        ---------------------------------------------------------------------------------
Loss before income taxes                    (1,512)     (38,241)      (6,904)       (7,446)             -        (54,103)
Income tax expense (benefit)                 1,643      (15,283)        (285)       (1,806)             -        (15,730)
                                        ---------------------------------------------------------------------------------
Net loss                                $   (3,155)    $(22,958)   $  (6,619)     $ (5,640)     $       -     $  (38,373)
                                        =================================================================================
Average assets                          $2,732,085     $176,111    $  13,085      $  9,583      $(153,845)    $2,777,019
                                        =================================================================================

                                                                     Other
(in thousands)                           Community      Mortgage    Financial      General
                                          Banking       Banking     Services      Corporate       Eliminations   Consolidated
                                        -------------------------------------------------------------------------------------

1999
----

Net interest income (expense)           $   105,381    $   (5,273)  $   (171)      $ (1,517)      $       -      $   98,420
Provision for loan losses                    19,286             -          -              -               -          19,286
                                        -------------------------------------------------------------------------------------
Net interest income (expense) after
   provision for loan losses                 86,095        (5,273)      (171)        (1,517)                         79,134
Other income                                 29,850        22,523     12,495             64          (5,397)         59,535
Other expenses                               80,387        33,528     14,792          7,304          (5,397)        130,614
                                        -------------------------------------------------------------------------------------
Income (loss) before income taxes            35,558       (16,278)    (2,468)        (8,757)              -           8,055
Income tax expense (benefit)                 12,920        (5,995)      (808)        (4,275)              -           1,842
                                        -------------------------------------------------------------------------------------
Net income (loss)                       $    22,638    $  (10,283)  $ (1,660)      $ (4,482)      $       -      $    6,213
                                        =====================================================================================
Average assets                          $ 2,572,162    $  306,819   $ 13,381       $ 12,697       $(186,327)     $2,718,732
                                        =====================================================================================

     Internal warehouse funding between the community banking segment and the mortgage banking and other financial services segments is eliminated in the Consolidated Balance Sheets. Services provided to the banking segments by the direct mail, insurance, and internet service provider divisions are eliminated in the Consolidated Statements of Income.

OTHER BUSINESS MATTERS

     The Company's business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company's competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

COMPETITION

     As noted previously, the Company's principal markets are located in West Virginia. The majority of the Company's banking offices are located in the higher-populated areas of Charleston, Huntington, Beckley and Martinsburg where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposit, credit, trust, and insurance customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company faces to retain and attract customers.

REGULATION AND SUPERVISION

     Overview: The Company, as a registered bank holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions to which the Company and its subsidiaries are subject. These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation's insurance fund and are not intended to protect the Company's security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.

To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation by the Federal Reserve Board. Federal banking laws require bank holding companies to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. Additionally, the Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

     Recent Changes in Regulations: The Gramm-Leach-Bliley Act (" Gramm-Leach") became law in November 1999. Gramm-Leach established a comprehensive framework to permit affiliations among commercial banks, investment banks, insurance companies, securities firms, and other financial service providers. Gramm-Leach permits qualifying bank holding companies to register with the Federal Reserve Board as "financial holding companies" and allows such companies to engage in a significantly broader range of financial activities than were historically permissible for bank holding companies. Although the Federal Reserve Board provides the principal regulatory supervision of financial services permitted under Gramm-Leach, the Securities and Exchange Commission and state regulators also provide substantial supervisory oversight. In addition to broadening the range of financial services a bank holding company may provide, Gramm-Leach also addressed customer privacy and information sharing issues and set forth certain customer disclosure requirements. Given the Company's formal agreement with the OCC, as discussed below, the Company has no current plans to petition the Federal Reserve Board for consideration as a financial holding company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") permits bank holding companies to acquire banks located in any state. Riegle-Neal also allows national banks and state banks with different home states to merge across state lines and allows branch banking across state lines, unless specifically prohibited by state laws.

     Capital Adequacy: Federal banking regulations set forth capital adequacy guidelines, which are used by regulatory authorities to assess the adequacy of capital in examining and supervising a bank holding company and its insured depository institutions. The capital adequacy guidelines generally require bank holding companies to maintain total capital equal to at least 8% of total risk-adjusted assets, with at least one-half of total capital consisting of core capital (i.e. Tier I capital) and the remaining amount consisting of "other" capital-eligible items (i.e. Tier II capital), such as perpetual preferred stock, certain subordinated debt, and, subject to limitations, the allowance for loan losses. Tier I capital generally includes common stockholders' equity plus, within certain limitations, perpetual preferred stock and trust preferred securities. For purposes of computing risk-based capital ratios, bank holding companies must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, calculated under regulatory accounting practices. The Company's and City National's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     In addition to total and Tier I capital requirements, regulatory authorities also require bank holding companies and insured depository institutions to maintain a minimum leverage capital ratio of 3%. The leverage ratio is determined as the ratio of Tier I capital to total average assets, where average assets exclude goodwill, other intangibles, and other specifically excluded assets. Regulatory authorities have stated that minimum capital ratios are adequate for those institutions that are operationally and financially sound, experiencing solid earnings, have high levels of asset quality and are not experiencing significant growth. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. In those instances where these criteria are not evident, regulatory authorities expect, and may require, bank holding companies and insured depository institutions to maintain higher than minimum capital levels.

     Additionally, federal banking laws require regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. As an example, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Additionally, a depository institution is generally prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, may be subject to asset growth limitations and may be required to submit capital restoration plans if the depository institution is considered undercapitalized.

     At December 31, 2001, the Company's total capital, Tier I capital, and leverage ratios were 13.10%, 9.38%, and 6.92%, respectively. Similarly, City National's total capital, Tier I capital, and leverage ratios were 13.71%, 12.44%, and 9.76%. Despite these relatively strong capital ratios, City National cannot be categorized as "well capitalized" under its formal agreement with the OCC discussed below. Any bank that has entered into a formal agreement with the OCC is precluded from being categorized as "well capitalized", regardless of its capital ratios.

     In November 2001, regulatory agencies issued new guidelines changing regulatory capital standards to address the treatment of, among other things, retained interests for purposes of computing regulatory capital ratios. In general, the new guidelines require an increased allocation of regulatory capital to assets such as retained interests in securitized mortgage loans and the new rules limit the amount of retained interests financial institutions may include in regulatory capital. Although the new rule becomes effective January 1, 2002, institutions that completed transactions impacted by the new rule before December 31, 2001 may delay application of the new standard until December 31, 2002. Had the Company been required to comply with the new rule as of December 31, 2001, the Company estimates that its total capital, Tier I capital and leverage ratios would have approximated 11.43%, 7.65%, and 5.84%, respectively. Similarly, City National estimates that its total capital, Tier
I capital, and leverage ratios would have been 12.31%, 10.87%, and 9.13%, respectively as of December 31, 2001, which are in excess of the aforementioned "well capitalized" ratios.

     Dividends and Other Payments: The Company is a legal entity separate and distinct from City National. Dividends from City National are essentially the sole source of cash for the Company. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of City National through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of City National, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders. Under federal law, City National may not, subject to certain limited expectations, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower. City National is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

     City National is subject to various statutory restrictions on its ability to pay dividends to the Company. Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

     As a result of the net losses reported at both the consolidated and bank levels in 2001 and 2000, neither the Company nor City National is permitted to pay dividends without obtaining prior regulatory approval. Therefore, the Company has suspended the payment of dividends to its common shareholders and has deferred the payment of interest on its trust preferred securities. In accordance with the terms of the trust preferred securities, the Company may elect to defer interest payments for up to five years so long as there has been no event of default, which includes bankruptcy, failure to pay principal payments when due, and other events as defined in the documents governing the issuances of the trust preferred securities. Distributions on the trust preferred securities are cumulative and accrue interest at interest rates equivalent to the stated interest rates for each issue.

     Formal Agreement: On July 12, 2000, the Company announced that City National had entered into a formal agreement with the OCC. The agreement required City National to adopt a three-year comprehensive strategic plan, improve its loan portfolio management, and develop and adhere to a written plan for liquidity, including a formal asset and liability management policy. City National also agreed to incorporate liquidity planning in its financial management process, implement a satisfactory program to manage interest rates, and ensure full compliance of its securitization program with recent OCC regulations. Additionally, City National agreed to develop a plan to dispose of loans held for sale that are held in excess of 90 days, develop a three-year capital plan, strengthen internal controls and its audit committee, and establish a program to maintain an adequate allowance for loan and lease losses. Additionally, as a consequence of entering into this agreement, City National became subject to certain FDIC restrictions regarding the issuance of brokered deposits. City National also agreed to maintain its regulatory total capital ratio above 10.00% and to establish a committee of its Board of Directors to oversee compliance with the agreement.

     Subsequent to the date of the agreement, City National established a compliance oversight committee, which meets regularly to determine the status of compliance with the agreement. City National and the Company also adopted a three-year comprehensive strategic plan; formalized its policies and procedures related to asset and liability management, including liquidity and interest rate risk issues; formalized policies and procedures associated with its securitization program to ensure compliance with OCC regulations; disposed of substantially all of its loans held for sale that had been held in excess of 90 days and transferred the unsold loans to the permanent portfolio at estimated fair market value; and developed a three-year capital plan.

     In September 2001, City National entered into a new, less comprehensive, formal agreement with the OCC that replaced the July 12, 2000 formal agreement. The revised agreement, which was developed based on the results of the April 2001 regulatory examination of City National, primarily focuses on lending policies and procedures and on certain aspects of City National's methodology for assessing the adequacy of its allowance for loan losses. Management continues to devote considerable time and resources toward complying with the requirements of the revised formal agreement.

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

EMPLOYEES

     As of December 31, 2001, City Holding Company employed 840 associates. Employee relations within the Company are considered to be satisfactory.

STATISTICAL INFORMATION

     The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2001 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

                                                                      Page
Description of Information                                          Reference
--------------------------                                          ---------

1.     Distribution of Assets, Liabilities and Stockholders'
       Equity; Interest Rates and Interest Differential

       a.     Average Balance Sheets                                     5

       b.     Analysis of Net Interest Earnings                          6

       c.     Rate Volume Analysis of Changes in                         7
              Interest Income and Expense

2.     Investment Portfolio

       a.     Book Value of Investments                                  13

       b.     Maturity Schedule of Investments                           13

       c.     Securities of Issuers Exceeding 10% of                     13
              Stockholders' Equity

3.     Loan Portfolio

       a.     Types of Loans                                             13

       b.     Maturities and Sensitivity to Changes in Interest Rates    14

       c.     Risk Elements                                              17

       d.     Other Interest Bearing Assets                              N/A

4.     Summary of Loan Loss Experience                                   16

5.     Deposits

      a.     Breakdown of Deposits by Categories, Average Balance        5
             and Average Rate Paid

      b.     Maturity Schedule of Time Certificates of Deposit           19
             and Other Time Deposits of $100,000 or More

6.     Return on Equity and Assets                                       2-3

ITEM 2   PROPERTIES
-------------------

     City National owns the Company's executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 55 branch offices, with 53 locations in West Virginia and two offices in southeastern Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns thirty-eight locations and leases seventeen locations, pursuant to operating leases. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

     As of December 31, 2001, City National also maintained office space in Costa Mesa, California and Roanoke, Texas, pursuant to lease agreements that expire in May 2003 and March 2002, respectively. Both locations had historically housed mortgage banking operations of City National. With the Company's exit from its mortgage banking activities, it exited these locations and entered into agreements to sublease the office space to other companies.

     As part of the Company's restructuring during 2001, it closed certain branch locations and operational facilities. The carrying value of the land, buildings, and related capital improvements on the dates the facilities were closed approximated $4.04 million. The Company estimated the fair value, less cost to sell, of these properties at $2.35 million and recorded a $1.69 million loss in 2001 within the Non-Interest Expense section of its Consolidated Statements of Income. One of the properties was sold prior to December 31, 2001 and the Company is actively marketing the remaining properties, with an expectation of selling the remaining properties during 2002. As of December 31, 2001, the carrying amount of the properties not sold approximated $2.02 million.

ITEM 3   LEGAL PROCEEDINGS
--------------------------

     On December 28, 2001, the Company, its previous management team, and members of the Board of Directors of both the Company and City National were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. The Company, members of its previous management team and the Directors of both the Company and City National have retained counsel, but the case is in the early stages and it would be premature to forecast the outcome. However, the defendants intend to defend the action vigorously.

     The Company recorded a $3.00 million charge against earnings during the third quarter of 2001 to accrue costs associated with litigation involving operations the Company has either sold or closed. In addition, the Company is engaged in various legal actions that it deems to be in the ordinary course of business. The Company believes that it has adequately provided for the potential costs of current litigation. Nevertheless, there can be no assurance that current actions will have immaterial results or that no material actions may be presented in the future.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     Pages 2 and 39 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2001, included in this report as
Exhibit 13, are incorporated herein by reference.

ITEM 6      SELECTED FINANCIAL DATA
-----------------------------------

     Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2001, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 21 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2001, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Information appearing under the caption "Market Risk Management" appearing on pages 10 and 11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2001, included in this report as Exhibit 13, is incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The report of independent auditors and consolidated financial statements, included on pages 22 through 45 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2001, included in this report as Exhibit 13, are incorporated herein by reference.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

     The information required by Item 10 of FORM 10-K appears in the Company's 2002 Proxy Statement, to be filed within 120 days of fiscal year end, under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF CITY HOLDING COMPANY".

ITEM 11   EXECUTIVE COMPENSATION
--------------------------------

     The information required by Item 11 of FORM 10-K appears in the Company's 2002 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption "EXECUTIVE COMPENSATION".

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by Item 12 of FORM 10-K appears in the Company's 2002 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption "STOCK OWNERSHIP OF DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS".

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by Item 13 of FORM 10-K appears in the Company's 2002 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS".

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

(a)    Financial Statements Filed; Financial Statement Schedules
        --------------------------  -----------------------------

             The following consolidated financial statements of City Holding Company and subsidiaries, included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

                              Page Number
                              -----------
       Report of Independent Auditors                                  22

       Consolidated Balance Sheets - December 31, 2001 and 2000        23

       Consolidated Statements of Income - Years Ended
       December 31, 2001, 2000, and 1999                              24-25

       Consolidated Statements of Changes in Stockholders' Equity -
       Years Ended December 31, 2001, 2000 and 1999                    26

       Consolidated Statements of Cash Flows -
       Years Ended December 31, 2001, 2000 and 1999                    27

       Notes to Consolidated Financial Statements -
       December 31, 2001                                              28-45

(b)    Reports on Form 8-K:
       --------------------

             On October 12, 2001, the Company filed a Current Report on Form 8-K, announcing that its principal subsidiary, City National Bank of West Virginia, had entered into a revised formal agreement with the Office of the Comptroller of the Currency undertaking to implement remedial action in a number of areas. The new agreement recognizes areas of compliance under the formal agreement signed in July 2000, and replaces that agreement.

             On December 11, 2001, the Company filed a Current Report on Form 8-K, announcing that it had entered into an agreement with Ferris, Baker Watts to provide investment services, including mutual funds and brokerage services to its customers. Ferris, Baker Watts will acquire all of the broker dealer accounts of City Financial Corporation, the investment services arm of the Company, under a revenue sharing arrangement. The Company also announced that the sale of its California subsidiaries, Del Amo Savings Bank and Frontier Bancorp (parent of Frontier State Bank) to First Federal Bank of California had been completed. Additionally, the Company announced that dividend payments on the City Holding Company Trust I Preferred Stock scheduled for April 1, 2002 would be deferred. Dividend payments on the City Holding Company Trust Preferred II Stock scheduled for April 30, 2002 will also be deferred.

(c)    Exhibits
       --------
       The exhibits listed in the Exhibit Index included herein are filed herewith or incorporated by reference from previous filings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 City Holding Company
                                -------------------------------------
                                 (Registrant)


                                 /s/ Gerald R. Francis
                                -------------------------------------
                                Gerald R. Francis
                                President, Chief Executive Officer and Director (Principal Executive Officer)


                                 /s/ Charles R. Hageboeck
                                -------------------------------------
                                Charles R. Hageboeck
                                Executive Vice President
                                 and Chief Financial Officer
                               (Principal Financial Officer)


                                 /s/ Michael D. Dean
                                -------------------------------------
                                Michael D. Dean
                                Senior Vice President - Finance
                                 and Chief Accounting Officer
                               (Principal Accounting Officer)


POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2002. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Gerald
R. Francis and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.


 /s/ Philip L. McLaughlin                          /s/ David E. Haden
-----------------------------------               -----------------------------
 Philip L. McLaughlin                              David E. Haden
 Chairman                                          Director

 /s/ Samuel M. Bowling                             /s/ David W. Hambrick
-----------------------------------              ------------------------------
 Samuel M. Bowling                                 David W. Hambrick
 Vice Chairman                                     Director

 /s/ Gerald R. Francis                              /s/ Tracy W. Hylton, II
----------------------------------                 -----------------------------
 Gerald R. Francis                                 Tracy W. Hylton, II
 President, Chief Executive Officer                Director
 and Director


 /s/ Hugh R. Clonch                                /s/R. T. Rogers
----------------------------------                -----------------------------
 Hugh R. Clonch                                    R. T. Rogers
 Director                                          Director


                                                    /s/James L.Rossi
----------------------------------                -----------------------------
 Oshel B.Craigo                                    James L.Rossi
 Director                                          Director


 /s/William H. File, III                           /s/Sharon H. Rowe
----------------------------------                -----------------------------
 William H. File, III                              Sharon H. Rowe
 Director                                          Director


 /s/ Robert D. Fisher                              /s/ James E. Songer, II
----------------------------------                -----------------------------
 Robert D.Fisher                                   James E. Songer, II
 Director                                          Director


 /s/Jay C. Goldman                                 /s/ Albert M. Tieche, Jr.
----------------------------------                -----------------------------
 Jay C. Goldman                                    Albert M. Tieche, Jr.
 Director                                          Director


 /s/Robert E. Grist                                /s/ Mary H. Williams
----------------------------------                -----------------------------
 Robert E. Grist                                   Mary H. Williams
 Director                                          Director


 /s/Frank S. Harkins, Jr.                          /s/ C. Dallas Kayser
----------------------------------                -----------------------------
 Frank S. Harkins, Jr.                              C. Dallas Kayser
 Director                                           Director


/s/ E.M. Payne III
----------------------------------
E.M. Payne, III
Director

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated herein by reference.

Exhibit     Description
-------     -----------

3(a) Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from Amendment No. 1 to City Holding Company's Registration Statement on Form S-4, Registration No. 2-86250, filed November 4, 1983 with the Securities and Exchange Commission).

3(b) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 6, 1984 (attached to, and incorporated by reference from City Holding Company's Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984).

3(c) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 4, 1986 (attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report for the year ended December 31, 1986, filed March 31, 1987 with the Securities and Exchange Commission).

3(d) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated September 29, 1987 (attached to and incorporated by reference from City Holding Company's Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988).

3(e) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 6, 1991 (attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(f) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 7, 1991 (attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(g) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated August 1, 1994 (attached to, and incorporated by reference from City Holding Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1994, filed November 14, 1994 with the Securities and Exchange Commission).

3(h) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated December 9, 1998 (attached to, and incorporated by reference from, City Holding Company's Form 10-K Annual Report for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission).

3(i) Amended and Restated Bylaws of City Holding Company (attached to, and incorporated by reference from City Holding Company's Form 10-K Annual Report for the year ended December 31, 2000, filed March 30, 2001 with the Securities and Exchange Commission).

3(j) Articles of Amendment to the Articles of Incorporation of City Holding Company, dated June 13, 2001 (attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

4(a) Rights Agreement, dated as of June 13, 2001, between City Holding Company and SunTrust Bank, as Rights Agent (attached to, and incorporated by reference from City Holding Company's Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

10(a) Form of Employment Agreement, dated as of December 31, 1998, by and between City Holding Company and Philip L. McLaughlin (attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24,
            1998).

10(b) Form of Employment and Consulting Agreement, dated as of December 31, 1998, by and between City Holding Company and Frank S. Harkins, Jr. (attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998).

10(c) Junior Subordinated Indenture, dated as of March 31, 1998, between City Holding Company and The Chase Manhattan Bank, as Trustee (attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(d) Form of City Holding Company's 9.15% Debenture due April 1, 2028 (attached to, and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(e) Form of City Holding Company's 9.125% Debenture due October 31, 2028 (attached to, and incorporated by reference from, the Pre-Effective Amendment No. 1 to City Holding Company's Registration Statement on Form S-3, Registration No. 333-64809, filed with the Securities and Exchange Commission on October 21,
            1998).

10(f) City Holding Company's 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.1 to City Holding Company's Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(g) Amendment No. 1 to City Holding Company's 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.2 to City Holding Company's Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(h) Form of Employment Agreement, dated as of January 31, 2001, by and between City Holding Company and Gerald R. Francis (attached to, and incorporated by reference from, City Holding Company's Form 10-K Annual Report for the year ended December 31, 2000, filed March 30, 2001 with the Securities and Exchange Commission).

10(i) Form of Employment Agreement, dated as of April 12, 2001, by and between City Holding Company and William L. Butcher (attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(j) Form of Employment Agreement, dated as of May 15, 2001, by and between City Holding Company and Craig Stilwell (attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(k) Form of Employment Agreement, dated as of May 16, 2001, by and between City Holding Company and John S. Loeber (attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(l) Form of Employment Agreement, dated as of June 11, 2001, by and between City Holding Company and Charles R. Hageboeck (attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

11 The information required by Item 14, Exhibit 11 of Form 10-K appears on page 45 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2001, included in this report as Exhibit 13 and incorporated herein by reference.

13 Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2001.

21          Subsidiaries of City Holding Company

23          Consent of Ernst & Young LLP

24          Power of Attorney (included on the signature page hereof)