Form 10-Q
period 2002-03-31
CITY HOLDING CO
filed 2002-05-13
CIK 726854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM              to              .
                                           ------------    -------------

Commission File number 0-1173

                              CITY HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                 West Virginia                                    55-0619957
                 -------------                                    ----------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value - 16,892,434 shares as of May 10, 2002.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future and further resolution of various loan quality issues; (2) the Company may experience increases in the default rates on its retained interests in securitized mortgages causing it to take impairment charges to earnings; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues; (5) the Company may be unable to manage its expense levels due to the expenses associated with its loan portfolio quality, regulatory, and legal issues; (6) current earnings from the Company's subsidiaries may not be sufficient to fund the cash needs of the Parent Company, including the payment of common stock dividends and interest payments required to be paid to City Holding Company Capital Trust and the City Holding Company Capital Trust II; (7) the Company may be unable to engage in a stock buy-back program; (8) rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital and required loan loss allocations may change, resulting in the need for increased capital levels; (9) changes in the interest rate environment may have results on the Company's operations materially different from those anticipated by the Company's market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

                                      Index

                      City Holding Company and Subsidiaries

Part I.  Financial Information
         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheets - March 31, 2002 and December 31, 2001
                  Consolidated Statements of Income - Three months ended March 31, 2002 and 2001
                  Consolidated Statements of Changes in Stockholders' Equity - Three months ended
                     March 31, 2002 and 2001
                  Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001
                  Notes to Consolidated Financial Statements - March 31, 2002
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I, ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

                                                                          March 31    December 31
                                                                            2002         2001
                                                                         ------------------------
                                                                         (Unaudited)    (Note A)
Assets
Cash and due from banks                                                  $  139,160   $   81,827
Federal funds sold                                                           60,000       88,500
                                                                         ------------------------
         Cash and Cash Equivalents                                          199,160      170,327

Securities available for sale, at fair value                                435,097      383,552
Securities held-to-maturity, at amortized cost                                9,501           --
                                                                         ------------------------
         Total Securities                                                   444,598      383,552

Loans:
     Residential real estate                                                573,757      631,103
     Home equity                                                            125,753       98,100
     Commercial real estate                                                 259,840      284,759
     Other commercial                                                       127,538      145,989
     Installment                                                            106,872      125,236
     Indirect                                                                75,619       86,474
     Credit card                                                             17,424       18,594
                                                                         ------------------------
         Gross loans                                                      1,286,803    1,390,255
     Allowance for loan losses                                              (37,779)     (48,635)
                                                                         ------------------------
         Net Loans                                                        1,249,024    1,341,620

Loans held for sale                                                           2,484           --
Retained interests                                                           74,062       71,271
Premises and equipment                                                       41,565       43,178
Accrued interest receivable                                                  11,309       12,422
Net deferred tax asset                                                       42,179       47,443
Other assets                                                                 49,238       46,482
                                                                         ------------------------
         Total Assets                                                    $2,113,619   $2,116,295
                                                                         ========================

Liabilities
Deposits:
   Noninterest-bearing                                                   $  281,746   $  284,649
   Interest-bearing:
     Demand deposits                                                        380,836      392,258
     Savings deposits                                                       319,170      272,885
     Time deposits                                                          716,822      741,503
                                                                         ------------------------
         Total Deposits                                                   1,698,574    1,691,295

Short-term borrowings                                                       106,126      127,204
Long-term debt                                                               38,150       29,328
Corporation-obligated mandatorily redeemable capital securities of
   subsidiary trusts holding solely subordinated debentures of City          87,500       87,500
   Holding Company
Other liabilities                                                            32,562       34,619
                                                                         ------------------------
         Total Liabilities                                                1,962,912    1,969,946

Stockholders' Equity
Preferred stock, par value $25 per share: 500,000 shares authorized;
   none issued                                                                   --           --
 Common stock, par value $2.50 per share: 50,000,000 shares authorized;
   16,892,913 shares issued and outstanding at March 31, 2002 and
   December 31, 2001, including 4,979 in treasury                            42,232       42,232
Capital surplus                                                              59,174       59,174
Retained earnings                                                            47,560       41,152
Cost of common stock in treasury                                               (136)        (136)
Accumulated other comprehensive income                                        1,877        3,927
                                                                         ------------------------
         Total Stockholders' Equity                                         150,707      146,349
                                                                         ------------------------
         Total Liabilities and Stockholders' Equity                      $2,113,619   $2,116,295
                                                                         ========================

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

                                                             Three Months Ended March 31
                                                                  2002       2001
                                                                 ------------------
Interest Income
   Interest and fees on loans                                    $25,573    $42,056
   Interest on investment securities:
     Taxable                                                       4,585      4,399
     Tax-exempt                                                      731        912
   Interest on retained interests                                  2,806         45
   Interest on federal funds sold                                    186         32
                                                                 ------------------
        Total Interest Income                                     33,881     47,444

Interest Expense
   Interest on deposits                                            8,978     20,708
   Interest on short-term borrowings                                 616      3,409
   Interest on long-term debt                                        546        714
   Interest on trust preferred securities                          2,118      2,005
                                                                 ------------------
        Total Interest Expense                                    12,258     26,836
                                                                 ------------------
        Net Interest Income                                       21,623     20,608
Provision for loan losses                                            900      5,730
                                                                 ------------------
        Net Interest Income After Provision for Loan Losses       20,723     14,878

Non-Interest Income
   Investment securities gains                                       232        821
   Service charges                                                 4,629      2,934
   Insurance commissions                                             505        549
   Trust fee income                                                  316        270
   Mortgage banking income                                           186      1,777
   Other income                                                    1,146      2,363
                                                                 ------------------
        Total Non-Interest Income                                  7,014      8,714

Non-Interest Expense
   Salaries and employee benefits                                  8,638     11,451
   Occupancy and equipment                                         1,628      2,468
   Depreciation                                                    1,597      2,477
   Advertising                                                       643        597
   Telecommunications                                                689      1,523
   Office supplies                                                   337        673
   Postage and delivery                                              223        419
   Loan production office advisory fees                               --      1,307
   Professional fees and litigation expense                          640      1,290
   Repossessed asset losses and expenses                             347        433
   Insurance and regulatory                                          527        543
   Retained interest impairment                                       --      2,182
   Other expenses                                                  2,903      7,514
                                                                 ------------------
        Total Non-Interest Expense                                18,172     32,877
                                                                 ------------------
        Income (Loss) Before Income Taxes                          9,565     (9,285)
Income tax expense (benefit)                                       3,157     (3,540)
                                                                 ------------------
        Net Income (Loss)                                        $ 6,408    $(5,745)
                                                                 ==================

Basic earnings (loss) per common share                           $  0.38    $ (0.34)
                                                                 ==================
Diluted earnings (loss) per common share                         $  0.38    $ (0.34)
                                                                 ==================
Average common shares outstanding:
   Basic                                                          16,888     16,888
                                                                 ==================
   Diluted                                                        17,016     16,888
                                                                 ==================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) City Holding Company and Subsidiaries
Three Months Ended March 31, 2002 and 2001
(in thousands)

                                                                                            Accumulated
                                                                                               Other          Total
                                                 Common    Capital   Retained   Treasury   Comprehensive   Stockholders'
                                                  Stock    Surplus   Earnings    Stock         Income         Equity
                                                 -----------------------------------------------------------------------
Balances at December 31, 2001                    $42,232   $59,174    $41,152    $(136)        $3,927        $146,349
Comprehensive income:
   Net income                                                           6,408                                   6,408
   Other comprehensive loss, net of deferred
     income tax benefit of $1,367:
     Net unrealized loss on available-for-sale
       securities of $2,036, net of
       reclassification adjustment for gains
       included in net income of $14                                                           (2,050)         (2,050)
                                                                                                             --------
   Total comprehensive income                                                                                   4,358
                                                 -----------------------------------------------------------------------
Balances at March 31, 2002                       $42,232   $59,174    $47,560    $(136)        $1,877        $150,707
                                                 =======================================================================

                                                                                            Accumulated
                                                                                               Other          Total
                                                 Common    Capital   Retained   Treasury   Comprehensive   Stockholders'
                                                  Stock    Surplus   Earnings    Stock         Income         Equity
                                                 -----------------------------------------------------------------------
Balances at December 31, 2000                    $42,232   $59,174    $67,152    $(136)      $ (4,965)       $163,457
Comprehensive loss:
   Net loss                                                            (5,745)                                 (5,745)
   Other comprehensive loss, net of deferred
     income taxes of $(5,858):
     Net unrealized loss on securities and
       retained interests of $8,555, net of
       reclassification adjustment for gains
       included in net income of $232                                                          (8,787)         (8,787)
                                                                                                             --------
   Total comprehensive loss                                                                                   (14,532)
                                                 -----------------------------------------------------------------------
Balances at March 31, 2001                       $42,232   $59,174    $61,407    $(136)      $(13,752)       $148,925
                                                 =======================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

                                                                      Three Months   Ended March 31
                                                                          2002            2001
                                                                        ------------------------
Operating Activities
Net income (loss)                                                       $   6,408      $  (5,745)
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Net amortization                                                        169            200
      Provision for depreciation                                            1,597          2,477
      Provision for loan losses                                               900          5,730
      Deferred income tax expense (benefit)                                 5,264         (4,174)
      Loans originated for sale                                                --        (37,795)
      Proceeds from loans sold                                                 --         32,771
      Realized gains on loans sold                                             --         (1,205)
      Realized investment securities gains                                   (232)          (821)
      Increase in retained interests                                       (2,791)            --
      Decrease in accrued interest receivable                               1,113          1,887
      Increase in other assets                                             (1,515)          (625)
      Decrease in other liabilities                                        (2,057)       (11,760)
                                                                        ------------------------
          Net Cash Provided by (Used in) Operating Activities               8,856        (19,060)

Investing Activities
  Proceeds from sales of securities available for sale                     75,232         59,516
  Proceeds from maturities and calls of securities available for sale      24,939         61,207
  Purchases of available-for-sale securities                             (154,944)       (65,225)
  Purchases of held-to-maturity securities                                 (9,501)            --
  Net decrease in loans                                                    88,034         74,384
  Net decrease (increase) in premises and equipment                            16         (2,784)
                                                                        ------------------------
          Net Cash Provided by Investing Activities                        23,776        127,098

Financing Activities
  Net decrease in noninterest-bearing deposits                             (2,903)          (468)
  Net increase (decrease) in interest-bearing deposits                     10,182        (69,973)
  Net decrease in short-term borrowings                                   (21,078)       (57,206)
  Proceeds from long term debt                                             10,000             --
                                                                        ------------------------
          Net Cash Used in Financing Activities                            (3,799)      (127,647)
                                                                        ------------------------
          Increase (decrease) in Cash and Cash Equivalents                 28,833        (19,609)
Cash and cash equivalents at beginning of period                          170,327         90,628
                                                                        ------------------------
          Cash and Cash Equivalents at End of Period                    $ 199,160      $  71,019
                                                                        ========================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2002. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented.

     The consolidated balance sheet as of December 31, 2001 has been extracted from audited financial statements included in the Company's 2001 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report of the Company.

NOTE B - SECURITIZATIONS AND RETAINED INTERESTS

     Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:

                                                     March 31,   March 31,   December 31,
                                                       2002        2001         2001
                                                     ------------------------------------
                                                              (in thousands)
Total principal amount of loans outstanding          $320,152    $501,543      $362,051
Principal amount of loans 60 days or more past due      7,491      12,661        12,544
Net credit losses during the period                     5,155       5,948        23,793

     The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

     As of March 31, 2002 and December 31, 2001, the Company reported retained interests in its securitizations of approximately $74.06 million and $71.27 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Key assumptions used in estimating the fair value of the Company's retained interests as of March 31, 2002 and December 31, 2001, were as follows:

                                                      March 31   December 31
                                                        2002         2001
                                                      ----------------------

Prepayment speed (CPR)                                 16.00%      16.00%
Weighted average cumulative defaults                   15.07%      15.59%
Weighted average discount rate                         14.00%      14.00%

     Although the Company has recognized interest income on its retained interests, it has not yet received any cash from this investment. The estimated fair value of the retained interests and the accrual of interest income is based on the expectation of when, and how much, cash will be received in the future. Therefore, while the book value of the assets at March 31, 2002 was $74.06 million, the estimated fair value was $81.79 million. As a result, the Company is required to increase the rate at which it accrues income over the life of the retained interest using the effective yield method.

     At March 31, 2002, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

                                                              (in thousands)
Estimated fair value at March 31, 2002                           $ 81,788

Discount rate:
   Impact on fair value of 10% adverse change                      (5,490)
   Impact on fair value of 20% adverse change                     (10,485)
Default curve:
   Impact on fair value of 10% adverse change                      (4,027)
   Impact on fair value of 20% adverse change                      (7,615)
Prepayment curve:
   Impact on fair value of 10% adverse change                        (834)
   Impact on fair value of 20% adverse change                      (1,647)

     The aforementioned sensitivity analyses are hypothetical. As these figures indicate, any change in estimated fair value based on a 10% variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independently from any change in another assumption; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

NOTE C - SHORT TERM BORROWINGS

     Short-term borrowings include securities sold under agreement to repurchase of $106.13 million and $127.20 million as of March 31, 2002 and December 31, 2001, respectively. Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements.

NOTE D - LONG TERM DEBT

     Through City National, the Company maintains long-term financing from the Federal Home Loan Bank as follows:

                   March 31, 2002
            ---------------------------
 Amount       Amount
Available   Outstanding   Interest Rate   Maturity Date
-------------------------------------------------------
     (in thousands)

 $10,000      $10,000         3.49%       January 2004
   5,000        5,000         5.48        February 2008
  10,000       10,000         4.86        October 2008
              -------
              $25,000
              =======

     As of March 31, 2002 and December 31, 2001, the Company also included $13.15 million and $14.33 million, respectively, in its Long Term Debt representing a fully-collateralized obligation outstanding with Freddie Mac. Collateral for this obligation includes a pool of qualifying, first lien mortgage loans that were sold to Freddie Mac with full recourse. The outstanding balance of this financing will decline as the principal balances of the underlying loans are repaid. Because the loans were sold with full recourse, the outstanding principal balance of the underlying loan pool is included in the Company's loan portfolio.

NOTE E - TRUST PREFERRED SECURITIES

     The Company has formed two statutory business trusts under the laws of the state of Delaware. The trusts are 100% owned financing subsidiaries of the Company and exist for the exclusive purpose of (i) issuing trust preferred capital securities ("Capital Securities"), which represent preferred undivided beneficial interests in the assets of the trusts, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures ("Debentures") issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto. The Debentures are the sole assets of the trusts and the Company's payments under the Debentures are the sole source of revenue of the trusts. The Debentures and the related income statement effects are eliminated in the Company's consolidated financial statements.

         The Company has irrevocably and unconditionally guaranteed the obligations of the trusts, but only to the extent of funds held by the trusts. Distributions on the Capital Securities are cumulative. The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default as to the terms of the Debentures. In June 2001, the Company was prohibited by the Federal Reserve Bank of Richmond (the "FRBR") from making scheduled periodic dividend payments to either of the trusts. Generally, the FRBR's policy is that bank holding companies pay dividends out of earnings in the prior four quarters. Therefore, the FRBR required the Company to defer payment to the Capital Trusts. Thus, payments have only been made to shareholders of the trusts through March 15, 2001 for City Holding Company Capital Trust, and through April 15, 2001 for City Holding Company Capital Trust II. Although cash payments have been deferred, the Company continues to accrue and record interest expense in its Consolidated Statements of Income. Pursuant to the terms of the Capital Securities, interest is also accrued on the unpaid interest at interest rates equivalent to the stated interest rates for each issue. Resumption of dividend payments on the Capital Securities will require the approval of the FRBR. When interest payments are resumed, the Trusts will distribute cumulative interest payments to holders of the Capital Securities at the record date.

     The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company's two trusts:

                                                       Liquidation                      Stated
                                          Payment       Value per      Issuance        Maturity
       Trust          Amount    Rate     Frequency        Share          Date            Date
----------------------------------------------------------------------------------------------------
City Holding
  Capital Trust      $30,000   9.150%  Semi-annually     $1,000      March 1998     April 2028 (a)

City Holding
  Capital Trust II    57,500   9.125     Quarterly           25      October 1998   October 2028 (b)
                     -------
                     $87,500
                     =======

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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is engaged in various legal actions that it deems to be in the ordinary course of business. The Company believes that it has adequately provided for the probable costs of current litigation. Nevertheless, current actions may have results that are materially different than anticipated or unanticipated material legal actions may be presented in the future.

     In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At March 31, 2002, commitments outstanding to extend credit totaled approximately $143.55 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $4.26 million as of March 31, 2002. Substantially all standby letters of credit have historically expired unfunded.

     Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

     Loan commitments and standby letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G - INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets and carries forward its provisions related to internally developed intangible assets without reconsideration. Under Statement No. 142, certain goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. Effective January 1, 2002, the Company ceased amortization of certain goodwill in accordance with Statement No. 142.

     The following table depicts the pro forma effect of Statement 142 on earnings and earnings per share for the quarter ended March 31:


                                                         Three Months Ended March 31,
                                                              2002       2001
                                                             ------------------
                                                     (in thousands,except per share data)

Reported net income (loss)                                   $6,408     $(5,745)
Add back goodwill amortization, net of tax                       --          64
                                                             ------------------
Adjusted net income (loss)                                   $6,408     $(5,681)
                                                             ==================

Basic and diluted earnings per share:
     Reported net income (loss)                              $ 0.38     $ (0.34)
     Goodwill amortization, net of tax                           --          --
                                                             ------------------
     Adjusted net income (loss)                              $ 0.38     $ (0.34)
                                                             ==================

     As of March 31, 2002 and December 31, 2001, the carrying amount of goodwill approximated $5.49 million. Core deposit intangibles approximated $1.47 million and $1.55 million as of March 31, 2002 and December 31, 2001, respectively. The amortization expense for core deposit intangibles for each of the next five years is as follows:

                        (in thousands)
 Remainder of 2002           $234
      2003                    312
      2004                    312
      2005                    312
      2006                    302

     Statement No. 142 requires a transitional impairment test to be applied to all goodwill and other indefinite lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Company, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. The Company has performed preliminary transitional impairment tests on its goodwill assets and at this time does not expect an impairment loss to be recorded as a result of this test.

NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended March 31,
                                                          2002     2001
                                                        -----------------
                                               (in thousands,except per share data)
Numerator:
Net income (loss)                                       $ 6,408   $(5,745)
                                                        =================

Denominator:
Denominator for basic earnings (loss) per share:
Average shares outstanding                               16,888    16,888

Effect of dilutive securities:
   Employee stock options                                   128        --

                                                        -----------------
Denominator for diluted earnings (loss) per share        17,016    16,888
                                                        =================

Basic earnings (loss) per share                         $  0.38   $ (0.34)
                                                        =================
Diluted earnings (loss) per share                       $  0.38   $ (0.34)
                                                        =================

     Options to purchase 212,593 shares of common stock at exercise prices between $15.25 and $42.75 per share were outstanding during the first quarter of 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 410,035 shares of common stock at exercise prices between $12.83 and $42.75 per share were outstanding during the first quarter of 2001 but were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's net loss reported for the first quarter of 2001.

NOTE I - SEGMENT INFORMATION

     Prior to 2002, the Company operated three business segments: community banking, mortgage banking, and other financial services. These business segments were primarily identified by the products or services offered and the channels through which the product or service was offered. The community banking operations consisted of various community banks that offered customers traditional banking products and services through various delivery channels. The mortgage banking operations included the origination, acquisition, servicing, and sale of mortgage loans. The other financial services business segment consisted of nontraditional services offered to customers, such as investment advisory, insurance, and internet technology products. Another defined business segment of the Company was corporate support which included the parent company and other support needs.

     During 2001, the Company completed a comprehensive reorganization plan that dramatically changed the Company's business model and refocused attention and resources on the Company's core West Virginia community banking franchise. As part of this reorganization, the Company completed its exit from mortgage banking activities, sold its internet service and direct mail divisions, sold its investment brokerage accounts, and sold its California banking operations. As a result of this reorganization, the

Company maintains City National Bank of West Virginia as its sole operating subsidiary and, beginning January 1, 2002, the Company no longer maintains multiple reportable business segments.

     Selected segment information for the three month period ended March 31, 2001 is included in the following table:

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

Net interest income (expense)   $   24,663   $ (3,451)    $   (54)    $  (550)    $      --      $   20,608
Provision for loan losses            5,730         --          --          --            --           5,730
                                ----------------------------------------------------------------------------
Net interest income after
   provision for loan losses        18,933     (3,451)        (54)       (550)           --          14,878
Other income                         5,848      1,143       2,317       1,224        (1,818)          8,714
Other expenses                      21,526      5,479       4,678       3,012        (1,818)         32,877
                                ----------------------------------------------------------------------------
Income before income taxes           3,255     (7,787)     (2,415)     (2,338)           --          (9,285)
Income tax expense (benefit)         1,413     (3,229)       (787)       (937)           --          (3,540)
                                ----------------------------------------------------------------------------
Net Income                      $    1,842   $ (4,558)    $(1,628)    $(1,401)    $      --      $   (5,745)
                                ============================================================================
Average assets                  $2,591,466   $120,316     $ 8,231     $ 7,307     $(117,417)     $2,609,902
                                ============================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

     The Company reported consolidated net income of $6.41 million, or $0.38 per diluted common share, for the three months ended March 31, 2002, compared to a consolidated net loss of $5.75 million, or $0.34 per common share for the first quarter of 2001. Return on average assets ("ROA") was 1.22% and return on average equity ("ROE") was 17.05% for the three months ended March 31, 2002, compared to (0.88)% and (13.98)%, respectively, for the first quarter of 2001.

     As compared to the first quarter of 2001, the Company's earnings for the three months ended March 31, 2002 can largely be attributed to the $4.83 million, or 84.29%, decline in the provision for loan losses and the $14.71 million, or 44.73%, decline in non-interest expense from the first quarter of 2001 to 2002. As more fully discussed under the caption Allowance and Provision for Loan Losses, management's efforts to resolve credit quality issues have resulted in significant improvement in the timely identification of credit quality concerns. The Company believes that most of its significant credit quality problems were identified and provided for during 2001 and that asset quality within the portfolio did not deteriorate during the first quarter of 2002. As a result of the analysis of the allowance for loan losses at March 31, 2002, the allowance for loan losses declined significantly during the quarter resulting in a significant decline in the provision for loan losses in the first quarter of 2002, as compared to the same period in 2001. As discussed under the caption Non-Interest Income and Expense, the Company recorded approximately $7.33 million of non-recurring charges against income during the first quarter of 2001. This, coupled with the expense savings the Company achieved during the first quarter of 2002, resulted in a $14.71 million, or 44.73%, decline in non-interest expense from 2001 to 2002. Expense savings achieved thus far in 2002 are the result of management's efforts to bring the Company in-line with peer group averages for operational efficiencies.

Net Interest Income

     Despite a $466.80 million, or 19.33%, decline in the average balance of interest-earning assets from 2001 to 2002, fully taxable net interest income increased $918,000, or 4.35%, from $21.10 million for the first quarter of 2001 to $22.02 million for the same period of 2002. The increase in net interest income in 2002, as compared to 2001, is primarily attributable to (1) re-establishing the accrual of interest income on the Company's retained interests in securitized loans, (2) reducing interest rates paid on the Company's various funding sources, and (3) reducing the Company's reliance on higher costing funding sources.

     With the Company's adoption of new accounting guidance that addressed the requirements for recognition of interest income on, and impairment of, retained interests in securitized loans, the Company re-instituted the accrual of interest income on its retained interests beginning April 1, 2001. As a result, the Company recorded interest income of $2.81 million during the three months ended March 31, 2002 associated with its retained interests in securitized mortgage loans. During the first quarter of 2001, the Company recorded only $45,000 of interest income on its retained interests in securitized loans.

     As interest rates declined nationwide during the second half of 2001, the Company was able to reduce the interest rates it paid on certain deposit products and short-term borrowings. Additionally, as the Company's liquidity position continued to improve, the Company was able to be more selective in pricing its deposit products. As a result, changes solely attributable to interest rates resulted in a $7.70 million decline in interest expense incurred on deposit products in the first quarter of 2002, as compared to the first quarter of 2001. Similarly, interest expense incurred on the Company's short-term borrowings declined $1.55 million during the first quarter of 2002, as compared to the same period in 2001, as a result of the declining interest rate environment.

     In addition to providing the Company more flexibility in pricing its funding sources, the improved liquidity position has enabled the Company to eliminate its reliance on higher-costing brokered deposits and significantly reduce its use of other higher-costing funding sources, such as "special-term" certificates of deposit. Volume declines in the outstanding balance of time deposits, for example, resulted in a $4.10 million decline in interest expense in the first quarter of 2002, as compared to the same period in 2001. Similarly, volume declines in short-term borrowings, including the elimination of the Parent Company's short-term debt, resulted in an additional decline of $1.25 million in interest expense in 2002, as compared to 2001. Combined with the aforementioned impact of changes in interest rates, the Company achieved a $14.60 million reduction in interest expense during the first quarter of 2002, as compared to the same period in 2001.

     The significant decline in interest expense was offset by a similar decline in interest income earned on the Company's loan portfolio. While changes in the interest rate environment also impacted the Company's loan portfolio, the overall decline in volume of loans outstanding resulted in an $11.91 million decline in interest income earned in the first quarter of 2002, as compared to 2001. The Company's sale of its California banking subsidiaries in the fourth quarter of 2001 resulted in a $147 million decline in outstanding loan balances and management has intentionally reduced loan balances over the past few quarters as it addressed credit quality concerns, worked to achieve a core-funded balance sheet, and exited out-of-market loan originations. As a result of these efforts, the average balance of the Company's loan portfolio declined $586.07 million, or 30.38%, from $1.93 billion during the first quarter of 2001 to $1.34 billion for the first quarter of 2002. Changes in the interest rate environment resulted in an additional $4.57 million decline in interest income earned on the Company's loan portfolio in 2002, as compared to 2001.

Average Balance Sheets and Net Interest Income
(in thousands)

                                                         Three months ended March 31,
                                                     2002                            2001
                                          Average               Yield/     Average               Yield/
                                          Balance    Interest    Rate      Balance    Interest    Rate
                                        ---------------------------------------------------------------
Assets
Loan portfolio (1):                     $1,343,307    $25,573    7.61%   $1,929,375    $41,729    8.65%
Loans held for sale                             --         --      --        10,921        327   11.98
Securities:
   Taxable                                 426,535      4,585    4.30       313,060      4,399    5.62
   Tax-exempt (2)                           58,527      1,125    7.69        73,399      1,403    7.65
                                        ---------------------------------------------------------------
      Total securities                     485,062      5,710    4.71       386,459      5,802    6.01
Retained interest in securitized
   loans                                    72,224      2,806   15.54        84,734         45    0.21
Federal funds sold                          47,730        186    1.56         3,633         32    3.52
                                        ---------------------------------------------------------------
      Total interest-earning assets      1,948,323     34,275    7.04     2,415,122     47,935    7.94
Cash and due from banks                     60,105                           63,953
Bank premises and equipment                 42,523                           58,086
Other assets                               104,784                          112,234
Less: allowance for loan losses            (47,453)                         (39,493)
                                        ---------------------------------------------------------------
      Total assets                      $2,108,282                       $2,609,902
                                        ===============================================================

Liabilities
Demand deposits                         $  383,421    $   554    0.58%   $  412,174    $ 3,174    3.08%
Savings deposits                           296,336        895    1.21       291,162      2,347    3.22
Time deposits                              732,138      7,529    4.11     1,071,474     15,187    5.67
Short-term borrowings                      113,185        616    2.18       230,544      3,409    5.91
Long-term debt                              37,148        546    5.88        34,524        714    8.27
Trust preferred securities                  87,500      2,118    9.68        87,500      2,005    9.17
                                        ---------------------------------------------------------------
      Total interest-bearing
         liabilities                     1,649,728     12,258    2.97     2,127,378     26,836    5.05
Demand deposits                            272,499                          256,534
Other liabilities                           35,739                           61,624
Stockholders' equity                       150,316                          164,366
                                        ---------------------------------------------------------------
      Total liabilities and
      stockholders' equity              $2,108,282                       $2,609,902
                                        ===============================================================
   Net interest income                                $22,017                          $21,099
                                        ===============================================================
   Net yield on earning assets                                   4.52%                            3.49%
                                        ===============================================================

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (in thousands)

                                                 Three months ended March 31,
                                                       2002 vs. 2001
                                                     Increase (Decrease)
                                                      Due to Change In:
                                                 Volume      Rate      Net
                                                -----------------------------
Interest-earning assets:
Loan portfolio                                  $(11,587)  $(4,569)  $(16,156)
Loans held for sale                                 (327)       --       (327)
Securities:
   Taxable                                         5,130    (4,944)       186
   Tax-exempt (1)                                   (332)       54       (278)
                                                -----------------------------
      Total securities                             4,798    (4,890)       (92)
Retained interest in securitized loans               (47)    2,808      2,761
Federal funds sold                                   284      (130)       154
                                                -----------------------------
      Total interest-earning assets             $ (6,879)  $(6,781)  $(13,660)
                                                =============================

Interest-bearing liabilities:
Demand deposits                                 $   (207)  $(2,413)  $ (2,620)
Savings deposits                                     284    (1,736)    (1,452)
Time deposits                                     (4,103)   (3,555)    (7,658)
Short-term borrowings                             (1,246)   (1,547)    (2,793)
Long-term debt                                       309      (477)      (168)
Trust preferred securities                            --       113        113
                                                -----------------------------
      Total interest-bearing liabilities        $ (4,963)  $(9,615)  $(14,578)
                                                =============================
      Net Interest Income                       $ (1,916)  $ 2,834   $    918
                                                =============================

(1)  Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Allowance and Provision for Loan Losses

     Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical charge-off percentages, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior charge-off history of each portfolio, adjusted for general economic conditions and other inherent risk factors.

     In evaluating the adequacy of the allowance for loan losses, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions. Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions.

     The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. In accordance with SEC Staff Accounting Bulletin No. 102, issued on July 6, 2001, the Company has taken steps to reflect this guidance within its assessment of the Allowance for Loan and Lease Losses. These steps include a systematic weighted method of adjusting historical charge-off percentages that are used to allocate the allowance for loan losses to credits not individually evaluated for impairment. These loans are grouped by pools with similar risk characteristics and the related historical charge-off percentages are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, loss trends, and interest rate risk.

     The allowance for loan losses decreased $10.86 million, or 22.32%, from $48.64 million at December 31, 2001 to $37.78 million at March 31, 2002. As a result of the decrease in the allowance for loan losses, the provision for loan losses decreased $4.83 million, or 84.29%, from $5.73 million for the first quarter of 2001 to $900,000 for the first three months of 2002.

     The allowance allocated to the commercial portfolio decreased by $9.07 million, or 27.97%, from $32.43 million as of December 31, 2001 to $23.36 million as of March 31, 2002. During the first quarter of 2002, the Company recorded gross charge-offs of $7.85 million within the commercial loan portfolio, reflecting management's intention to resolve problem loans either through collection, loan sales, or otherwise disposing of problem loans in a timely manner. During the first quarter of 2002, approximately $16.4 million of large commercial credits that had been previously classified as substandard or doubtful were paid off as borrowers obtained financing from other institutions. As a result of these payoffs and management's other efforts to improve the credit quality of the commercial portfolio, commercial loans past due 30 days or greater declined from $11.37 million at December 31, 2001 to $3.22 million as of March 31, 2002. Overall, the commercial loan portfolio declined $43.37 million, or 10.07%, from $430.75 million as of December 31, 2001 to $387.38 million as of March 31, 2002.

     Excluding the Company's home equity loan product, residential real estate loans declined $57.35 million, or 9.09%, during the first quarter of 2002. As a result, the allowance allocated to the real estate portfolio declined $733,000, or 7.72%, from $9.49 million at December 31, 2001 to $8.76 million at March 31, 2002. Additionally, in March 2002 management initiated a plan to sell under-performing residential mortgage loans with unpaid principal balances of approximately $4.97 million. Having implemented this plan, the Company reduced the carrying value of these loans to their estimated fair value less costs to sell by recording loan charge-offs of approximately $2.48 million through the Allowance for Loan Losses. The loans were transferred to the "held-for-sale" classification at their estimated fair value.

     The allowance allocated to the consumer loan portfolio declined $1.09 million, or 16.24%, from $6.71 million at December 31, 2001 to $5.62 million at March 31, 2002. This decline was due, in part, to the $30.39 million, or 13.20%, decline in the outstanding balance of installment, indirect and credit card loans during the first quarter of 2002. Additionally, consumer loans past due 30 days or greater improved from $7.11 million at December 31, 2001 to $4.69 million at March 31, 2002. This represents a 34.04% improvement in delinquencies within the consumer loan portfolio during the first three months of 2002.

     As disclosed in prior quarters and in the Company's Annual Report, management has implemented a number of policy changes and dedicated significant time and resources to address and resolve the Company's credit quality concerns. During 2001, much of this effort was devoted to improving the process for identifying problem loans and providing for probable losses associated with those credits. During the second half of 2001 and the first quarter of 2002, the Company intensified its efforts to resolve those problem loans previously identified. In addition to tightening credit standards for new loan volume, the Company focused on resolving problem loans through remedial action, loan sales, and the pursuit of other efforts to ultimately remove problem loans from the Company's balance sheet. During 2001, the Company retained the services of a team of commercial lenders with strong workout experience to assist in resolving identified problem credits. As a result of the Company's efforts, a number of problem loans have been sold, refinanced outside of the Company, or charged-off. While charge-offs for the first quarter of 2002 were the highest quarterly charge-off in the history of the Company, these actions are consistent with management's goal to restore a higher level of credit quality within the loan portfolio. Loans charged-off, however, will continue to be pursued to recover losses where possible. The results of the Company's actions are evidenced by the $11.42 million, or 43.98%, decline in non-accrual loans and the $2.43 million, or 70.88%, decline in accruing loans past due 90 days or greater.

     Managing problem loans will continue to be one of the Company's highest priorities in 2002. The Company will continue to implement actions similar to those previously discussed to improve the credit quality of the Company's loan portfolio. Based on the Company's analysis and consideration of the known factors utilized in computing the allowance for loan losses, management believes that the allowance for loan losses as of March 31, 2002 is adequate to provide for probable losses inherent in the Company's loan portfolio.

     In subsequent periods, the allowance may prove to be inadequate and the Company may need to take additional provision expense associated with the existing loan portfolio due to factors not currently known to management. Factors that might require additional provision expense would include deterioration in the financial condition of borrowers or a higher level of charge-offs as a percent of outstanding loan balances as compared to historical trends. Likewise, it is possible that the Company may be able to resolve its problem loans more favorably than has been anticipated. This would result in lower levels of provision expense in future periods, and might even result in negative provision expense. Factors that could result in lower, or negative, provision expense include improvement in the financial condition of the Company's borrowers, improvement in the Company's experience at recovering previously charged-off loans, improvement in the Company's level of charge-offs as a percent of outstanding loan balances, or success in transferring loans which the Company presently has reserved for to other financial institutions.

                                               Three months ended    Year ended
                                                     March 31,      December 31,
Allowance for Loan Losses                        2002       2001        2001
                                               ---------------------------------
Balance at beginning of period                 $ 48,635   $40,627    $ 40,627
Charge-offs:
   Commercial, financial and agricultural        (7,851)   (5,621)    (15,912)
   Real estate-mortgage                          (3,505)     (797)     (3,379)
   Installment loans to individuals              (1,267)   (1,789)     (7,071)
                                               ---------------------------------
      Total charge-offs                         (12,623)   (8,207)    (26,362)

Recoveries:
   Commercial, financial and agricultural           349       112       2,144
   Real estate-mortgage                              92       187         513
   Installment loans to individuals                 426       399       1,586
                                               ---------------------------------
      Total recoveries                              867       698       4,243
                                               ---------------------------------
      Net charge-offs                           (11,756)   (7,509)    (22,119)
Provision for loan losses                           900     5,730      32,178
Balance of sold institutions                         --        --      (2,051)
                                               ---------------------------------
Balance at end of period                       $ 37,779   $38,848    $ 48,635
                                               =================================

As a Percent of Average Total Loans:
      Net charge-offs (annualized)                 3.50%     1.56%       0.61%
      Provision for loan losses (annualized)       0.27      1.19        1.29
As a Percent of Non-Performing Loans:
      Allowance for loan losses                  243.08%   188.81%     199.88%

                                                                      As of
                                                As of March 31,    December 31,
                                                2002      2001        2001
                                               --------------------------------
Summary of Non-performing Assets

Non-accrual loans                              $ 14,542   $16,917    $ 25,957
Accruing loans past due 90 days or more           1,000     3,172       3,434
Restructured loans                                   --       486         167
                                               --------------------------------
   Total non-performing loans                    15,542    20,575      29,558
Other real estate owned                           2,295     3,726       2,866
                                               --------------------------------
   Total non-performing assets                 $ 17,837   $24,301    $ 32,424
                                               ================================

Loans Held for Sale

     As discussed under the caption Allowance and Provision for Loan Losses, during the first quarter of 2002 the Company initiated a plan to sell under-performing, residential mortgage loans with a remaining outstanding principal balance of approximately $4.97 million. Prior to transferring these loans from the loan portfolio to the "held-for-sale" classification, the Company reduced the carrying value of these loans to their estimated fair value less estimated costs to sell by recording loan charge-offs of approximately $2.48 million through the Allowance for Loan Losses. Based on estimated pricing information the

Company received from an independent third party engaged to sell these loans, the Company believes that the $2.48 million carrying value of the loans classified as "held-for-sale" reflects their estimated fair value.

Retained Interests

     Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in the securitizations comprised of (1) the excess interest collected on the underlying collateral loans over the interest paid to third-party investors and administrative fees and (2) overcollateralization, or the excess principal balance of the underlying collateral loans over the principal balances payable to the third-party investors. As of March 31, 2002, $320.15 million of securitized loans remain outstanding and principal balances payable to investors approximate $209.40 million. As a result, the Company's retained interests in securitized mortgage loans represents the Company's financial interest in $110.76 million of overcollateralization and the excess interest to be derived from $320.15 million of loans still outstanding over the interest to be paid to investors on $209.40 million of principal outstanding as of March 31, 2002, plus administrative fees. As of March 31, 2002, the weighted-average interest rate earned on the collateral loans approximates 13.73% and the weighted-average interest rate paid to investors approximates 6.94%. Administrative fees, comprised primarily of loan servicing fees, trustee fees, and insurance premiums, represent an additional 1.44%.

     Neither the outstanding balance of the collateral loans nor the outstanding principal owed to investors is included in the Company's Consolidated Balance Sheets. The third-party investors do not have direct recourse to the Company for amounts of principal or interest owed them. The Company provides limited recourse by accepting the "first loss" position in the securitizations. To the extent the underlying collateral loans default, the overcollateralization that currently exists is used to provide additional loss protection to the investors. However, to the extent that loan defaults exceed those projected by the Company in estimating the fair value of its retained interests, the Company could experience impairment in the fair value of its retained interests and recognize an impairment loss in its Consolidated Statements of Income. Insurance premiums paid from the excess cash flows provide insurance for the benefit of the investors to further protect investors from a loss of principal. The Company would not be obligated to provide additional funds or assets in the event that the overcollateralization is extinguished by excessive defaults experienced in the underlying collateral pools or if the insurer was unable to fulfill its commitment to the investors.

     As of March 31, 2002 and December 31, 2001, the Company reported retained interests in its securitizations of approximately $74.06 million and $71.27 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Using these assumptions, the Company forecasts the amount and timing of future cash flows that it expects to receive based on the then current outstanding balance of collateral loans and amounts owed to investors.

     Although the Company has recognized interest income on its retained interests, it has not yet received any cash from this investment. The estimated fair value of the retained interests is accrued toward the expectation of when, and how much, cash will be received in the future. Additionally, and as further discussed under the caption Capital Resources, regulatory agencies recently modified the regulatory capital requirements for retained interests. Such changes resulted in an increased capital allocation for purposes of computing risk-based capital ratios.

Non-Interest Income and Non-Interest Expense

Non-Interest Income: Non-interest income declined $1.70 million, or 19.51%, from
-------------------
$8.71 million for the three months ended March 31, 2001 to $7.01 million for the first quarter of 2002. As a result of the Company's exit from out-of-market mortgage origination and loan servicing activities, mortgage banking income declined $1.59 million, or 89.53%, from $1.78 million for the first quarter of 2001 to $186,000 for the same period in 2002. Similarly, the Company's exit from non-core banking activities, such as direct mail and internet service, resulted in a $1.22 million, or 51.50%, decline in other income quarter-to-quarter. The declines in mortgage banking revenues and other income were partially offset by a $1.70 million, or 57.77%, increase in service charge revenues. During the first quarter of 2001, the Company began to implement policy changes that resulted in substantially higher collection rates of service charges and fees. Additionally, the Company initiated fee increases to match competitor pricing in its local markets. As a result, service charge revenues increased from $2.93 million for the first quarter of 2001 to $4.63 million for the three months ended March 31, 2002.

Non-Interest Expense: During the first quarter of 2001, the Company recorded
--------------------
$7.33 million of non-recurring expenses associated with: (a) an impairment in the estimated fair value of its retained interests in securitized loans ($2.18 million); (b) a contractual obligation to FNMA associated with the sale of the Company's loan servicing portfolio ($1.90 million); (c) the anticipated sale of its direct mail division ($1.97 million); and (d) a contractual obligation to departing executive officers of the Company ($1.28 million). Excluding these 2001 non-recurring charges against income, non-interest expense declined $7.38 million, or 28.88%, from $25.55 million for the first quarter of 2001 to $18.17 million for the first quarter of 2002.

     Excluding the $1.28 million severance expense for departing executive officers recorded in 2001, compensation costs declined $1.53 million, or 15.04% as a result of actions taken during 2001 to reduce headcount to a level more commensurate with peer group averages. Expenses associated with occupancy and equipment declined $840,000, or 34.04%, as a result of the Company's consolidation of many of its operations and its exit from operational facilities that Company management determined to be no longer necessary. Similarly, as the Company consolidated its operations and disposed of equipment and software that were no longer needed, depreciation expense declined $880,000, or 35.53%, from $2.48 million for the first quarter of 2001 to $1.60 million for the first three months of 2002.

     As a result of the Company's exit from out-of-market loan origination activities, the Company did not incur expense associated with advisory fees paid for out-of-state loan production offices during 2002, as compared to $1.31 million of expense during the first quarter of 2001.

     During the first quarter of 2001, the Company recorded a $2.18 million charge against earnings to reflect the impairment in estimated value of the Company's retained interests in securitized loans. Based on the factors discussed under the caption Retained Interests, no such charge against earnings was necessary during the first quarter of 2002.

     Excluding the non-recurring charges against income discussed above related to the contractual obligation to FNMA and the sale of the Company's direct mail division, other expenses declined $740,000, or 20.33%, from $3.64 million for the first quarter of 2001 to $2.90 million for the first quarter of 2002. This decline was primarily attributable to expenses incurred in 2001 by non-core banking activities that have since been sold or terminated.

Market Risk Management

     Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company's balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company's investment securities portfolio, interest paid on the Company's short-term and long-term borrowings, interest earned on the Company's loan portfolio and interest paid on its deposit accounts. The Company's Asset and Liability Committee ("ALCO") has been delegated the responsibility of managing the Company's interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company's exposure to interest rate risk and to manage the Company's liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

Liquidity

     Liquidity is evaluated at both the Parent Company level and at City
National.

     Dividends paid by City National are the primary source of cash for the Parent Company. The Office of the Comptroller of the Currency ("OCC") is required to approve the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years. Therefore, under the OCC's dividend policy, as well as the formal agreement between the OCC and City National, City National must request and receive the OCC's permission for any dividend payments to the Parent Company during 2002. During the first quarter of 2002, the OCC approved a $2.00 million dividend payment by City National to the Parent Company that is expected to be sufficient to provide for the Parent Company's operating expenses and contractual obligations during 2002. The Parent Company has significant financial obligations to City Holding Capital Trust and City Holding Capital Trust II (collectively, "the Trusts"), which, in turn, have financial obligations to holders of the preferred securities issued by the Trusts. The Parent Company's primary regulator, the Federal Reserve Bank of Richmond ("FRBR") directed the Company to defer interest payments on the preferred securities to the Trusts beginning in March 2001. Generally, the FRBR maintains a dividend policy that requires bank holding companies to pay dividends out of earnings achieved in the prior four quarters. Both the OCC and the FRBR may approve exceptions to their dividend payment policies, and the Company believes it may be permitted to pay preferred shareholders of the Trusts their cumulative interest payments some time during 2002. However, there can be no assurance that these policy exceptions will be approved by either the OCC or the FRBR.

     City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. The Company attempts to maintain a stable, yet increasing, core deposit base as its primary funding source. The Company also manages relationships with external funding sources, including the Federal Home Loan Bank, to provide it with a second source of liquidity. Additionally, City National has historically utilized the capital markets, including the acceptance of brokered deposits, as another source of liquidity. Additionally, the Company seeks to manage liquidity by maintaining a sufficient percentage of its total assets as liquid assets, such as the Company's securities portfolio, that could be sold if necessary to provide additional funding sources. As of March 31, 2002, the Company believes that City National maintained a sufficient liquidity position to satisfy its funding and cash needs.

Capital Resources

     During the first quarter of 2002, the Company reported net income of $6.41 million and an other comprehensive loss of $2.05 million, thus increasing stockholders' equity by $4.36 million, or 2.98%, during the three-month period ended March 31, 2002. The other comprehensive loss was due to the decline in estimated fair value of the Company's available-for-sale investment securities portfolio.

     As discussed under the caption Liquidity, payment of dividends is regulated by both the FRBR and the OCC. As a result of the Company's and City National's operating results in 2000 and 2001, neither the Company nor City National is permitted to pay dividends without obtaining prior regulatory approval. Therefore, the Company has suspended the payment of dividends to its common stockholders. As previously discussed, both agencies may approve exceptions to their policies. The Company anticipates restoring cash dividends to common stockholders or engaging in a stock buy-back program, or both, at the earliest possible date and anticipates making a request to the FRBR and the OCC for a policy exception during the second or third quarter of 2002. However, there can be no assurance that a policy exception will be granted, or that the Company's financial results will permit recommencement of the payment of dividends or a stock buy-back program.

     Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4%. At March 31, 2002, the Company's total capital to risk-adjusted assets ratio was 14.52% and its Tier I capital ratio was 10.83%, compared to 13.10% and 9.38%, respectively, at December 31, 2001. The Company's leverage ratio at March 31, 2002 and December 31, 2001 was 8.10% and 6.92%, respectively.

     Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. Additionally, under the formal agreement between City National and the OCC, City National is required to maintain its total capital ratio at least equal to 10.00%. As of March 31, 2002, City National reported total capital, Tier I capital, and leverage ratios of 15.10%, 13.84%, and 10.38%, respectively. As of December 31, 2001, City National reported total capital, Tier I capital, and leverage ratios of 13.71%, 12.44%, and 9.76%, respectively.

     In November 2001, regulatory agencies issued new guidelines changing regulatory capital standards to address the treatment of, among other things, retained interests for purposes of computing regulatory capital and the aforementioned regulatory capital ratios. In general, the new guidelines require an increased allocation of regulatory capital to assets such as retained interests in securitized mortgage loans and the new rules limit the amount of retained interests financial institutions may include in regulatory capital. Although the new rule became effective January 1, 2002, institutions that completed transactions before December 31, 2001 impacted by the new rule may delay application of the new standard until December 31, 2002. Had the Company been required to comply with the new rule as of March 31, 2002, the Company estimates that its Total Capital, Tier I Capital, and Leverage Capital ratios would have approximated 12.73%, 8.92%, and 6.93%, respectively. Similarly, City National estimates that its Total Capital, Tier I Capital, and Leverage Capital ratios would have been 13.53%, 12.04%, and 10.02%, respectively, as of March 31, 2002, which are in excess of the aforementioned "well capitalized" ratios.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Market Risk Management" under Item 2--Management Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

               On December 28, 2001, the Company, its previous management team, and members of the Board of Directors of both the Company and City National were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. The Company, members of its previous management team and the Directors of both the Company and City National have retained counsel, but the case is in the early stages and it would be premature to forecast the outcome. However, the defendants are defending the action vigorously.

               The Company is also engaged in various legal actions that it deems to be in the ordinary course of business. The Company believes that it has adequately provided for the potential costs of current litigation. Nevertheless, there can be no assurance that current actions will have immaterial results or that no material actions may be presented in the future.

Item 2.           Changes in Securities                                    None.

Item 3.           Defaults Upon Senior Securities                          None.

Item 4.           Submission of Matters to a Vote of Security  Holders     None.

Item 5.           Other Information                                        None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits                                             None.
                  (b) Reports on Form 8-K

               On January 10, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on January 2, 2002, announcing that it had learned that a derivative complaint was filed in Kanawha County, West Virginia on behalf of City National Bank of West Virginia and the Company seeking to have the Company recover alleged damages.

               On January 30, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on January 23, 2002, announcing the Company's earnings for the fourth quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITY HOLDING COMPANY


                                           By:  /s/ Michael D. Dean
                                           -------------------------------------
                                               Michael D. Dean
                                               Senior Vice President - Finance,
                                               Chief Accounting Officer and
                                               Duly Authorized Officer