Form 10-Q
period 2002-06-30
CITY HOLDING CO
filed 2002-08-14
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to_____________.

Commission File number 0-1173

CITY HOLDING COMPANY

(Exact name of registrant as specified in its charter)
West Virginia	55-0619957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

25 Gatewater Road
Charleston, West Virginia, 25313
(Address of principal executive officers

(304) 769-1100
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value - 16,808,448 shares as of August 12, 2002.

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management's Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future and further resolution of various loan quality issues; (2) the Company may experience increases in the default rates on its retained interests in securitized mortgages causing it to take impairment charges to earnings; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues or may be unable to meet its expectations regarding loan and deposit growth; (5) the Company may be unable to manage its expense levels due to the expenses associated with its loan portfolio quality, regulatory, and legal issues; (6) current earnings from the Company's subsidiaries may not be sufficient to fund the cash needs of the Parent Company, including the payment of common stock dividends and interest payments required to be paid to City Holding Company Capital Trust and the City Holding Company Capital Trust II; (7) the planned purchases of Trust I and Trust II Capital Securities and the common stock may not occur or may not have the effects anticipated; (8) rulings affecting, among other things, the Company's and its banking subsidiaries' regulatory capital and required loan loss allocations may change, resulting in the need for increased capital levels; (9) changes in the interest rate environment may have results on the Company's operations materially different from those anticipated by the Company's market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company's operating results; and (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company's operating results. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

2

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	June 30	December 31
	2002	2001

	(Unaudited)	(Note A)
Assets
Cash and due from banks	$71,225	$81,827
Federal funds sold	86,407	88,500

Cash and Cash Equivalents	157,632	170,327
Securities available for sale, at fair value	418,911	383,552
Securities held-to-maturity, at amortized cost	65,220	—

Total Securities	484,131	383,552
Loans:
Residential real estate	522,016	631,103
Home equity	157,577	98,100
Commercial real estate	251,347	284,759
Other commercial	110,468	145,989
Installment	89,117	125,236
Indirect	65,634	86,474
Credit card	18,285	18,594

Gross loans	1,214,444	1,390,255
Allowance for loan losses	(28,023)	(48,635)

Net Loans	1,186,421	1,341,620
Retained interests	76,930	71,271
Premises and equipment	40,211	43,178
Accrued interest receivable	11,492	12,422
Net deferred tax asset	34,637	47,443
Other assets	52,231	46,482

Total Assets	$2,043,685	$2,116,295

Liabilities
Deposits:
Noninterest-bearing	$280,409	$284,649
Interest-bearing:
Demand deposits	369,291	392,258
Savings deposits	308,171	272,885
Time deposits	654,288	741,503

Total Deposits	1,612,159	1,691,295
Short-term borrowings	111,536	127,204
Long-term debt	36,549	29,328
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City Holding Company	87,500	87,500
Other liabilities	37,113	34,619

Total Liabilities	1,884,857	1,969,946
Stockholders' Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,905,434 and 16,892,913 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively, including 4,979 shares in treasury at December 31, 2001	42,263	42,232
Capital surplus	59,232	59,174
Retained earnings	52,695	41,152
Cost of common stock in treasury	—	(136)
Accumulated other comprehensive income	4,638	3,927

Total Stockholders' Equity	158,828	146,349

Total Liabilities and Stockholders' Equity	$2,043,685	$2,116,295

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Six Months Ended June 30
	2002	2001

Interest Income
Interest and fees on loans	$49,382	$81,175
Interest on investment securities:
Taxable	9,687	8,004
Tax-exempt	1,415	1,767
Interest on retained interests	5,797	2,296
Interest on federal funds sold	367	155

Total Interest Income	66,648	93,397
Interest Expense
Interest on deposits	16,618	39,276
Interest on short-term borrowings	1,141	5,817
Interest on long-term debt	1,085	1,116
Interest on trust preferred securities	4,301	4,010

Total Interest Expense	23,145	50,219

Net Interest Income	43,503	43,178
Provision for loan losses	1,800	16,010

Net Interest Income After Provision for Loan Losses	41,703	27,168
Non-Interest Income
Investment securities gains	470	1,242
Service charges	10,397	7,295
Insurance commissions	1,037	1,175
Trust fee income	670	570
Mortgage banking income	375	3,411
Other income	2,761	7,541

Total Non-Interest Income	15,710	21,234
Non-Interest Expense
Salaries and employee benefits	16,633	21,686
Occupancy and equipment	3,266	4,959
Depreciation	3,094	4,893
Advertising	1,342	1,369
Telecommunications	1,303	2,604
Office supplies	742	1,040
Postage and delivery	440	1,075
Loan production office advisory fees	—	2,197
Professional fees and litigation expense	1,373	2,452
Loss on disposal and impairment of fixed assets	—	3,160
Repossessed asset losses and expenses	642	919
Insurance and regulatory	1,017	1,046
Retained interest impairment	—	2,182
Other expenses	6,194	11,705

Total Non-Interest Expense	36,046	61,287

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	21,367	(12,885)
Income tax expense (benefit)	7,288	(5,070)

Income (Loss) Before Cumulative Effect of Accounting Change	14,079	(7,815)
Cumulative effect of accounting change, net of tax	—	(17,985)

Net Income (Loss)	$14,079	$(25,800)

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$0.83	$(0.46)
Cumulative effect of accounting change	—	(1.07)

Net Income (Loss)	$0.83	$(1.53)

Diluted Earnings (Loss) per Share
Income (Loss) before cumulative effect of accounting change	$0.82	$(0.46)
Cumulative effect of accounting change	—	(1.07)

Net Income (Loss)	$0.82	$(1.53)

Average Common Shares Outstanding:
Basic	16,890	16,888

Diluted	17,074	16,888

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Three Months Ended June 30
	2002	2001

Interest Income
Interest and fees on loans	$23,809	$39,119
Interest on investment securities:
Taxable	5,102	3,605
Tax-exempt	684	855
Interest on retained interests	2,991	2,251
Interest on federal funds sold	181	123

Total Interest Income	32,767	45,953
Interest Expense
Interest on deposits	7,640	18,568
Interest on short-term borrowings	525	2,408
Interest on long-term debt	539	402
Interest on trust preferred securities	2,183	2,005

Total Interest Expense	10,887	23,383

Net Interest Income	21,880	22,570
Provision for loan losses	900	10,280

Net Interest Income After Provision for Loan Losses	20,980	12,290
Non-Interest Income
Investment securities gains	238	421
Service charges	5,768	4,361
Insurance commissions	532	626
Trust fee income	354	300
Mortgage banking income	189	1,634
Other income	1,615	5,178

Total Non-Interest Income	8,696	12,520
Non-Interest Expense
Salaries and employee benefits	7,995	10,235
Occupancy and equipment	1,638	2,491
Depreciation	1,497	2,416
Advertising	699	772
Telecommunications	614	1,081
Office supplies	405	368
Postage and delivery	217	656
Loan production office advisory fees	—	889
Professional fees and litigation expense	733	1,162
Loss on disposal and impairment of fixed assets	—	3,160
Repossessed asset losses and expenses	295	486
Insurance and regulatory	490	503
Retained interest impairment	—	—
Other expenses	3,291	4,191

Total Non-Interest Expense	17,874	28,410

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	11,802	(3,600)
Income tax expense (benefit)	4,131	(1,530)

Income (Loss) Before Cumulative Effect of Accounting Change	7,671	(2,070)
Cumulative effect of accounting change, net of tax	—	(17,985)

Net Income (Loss)	$7,671	$(20,055)

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$0.45	$(0.12)
Cumulative effect of accounting change	—	(1.07)

Net Income (Loss)	$0.45	$(1.19)

Diluted Earnings (Loss) per Share
Income (Loss) before cumulative effect of accounting change	$0.45	$(0.12)
Cumulative effect of accounting change	—	(1.07)

Net Income (Loss)	$0.45	$(1.19)

Average Common Shares Outstanding:
Basic	16,892	16,888

Diluted	17,133	16,888

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at December 31, 2001	$42,232	$59,174	$41,152	$(136)	$3,927	$146,349
Comprehensive income:
Net income			14,079			14,079
Other comprehensive income, net of deferred income tax expense of $474:
Net unrealized gain on available-for-sale securities of $715, net of reclassification adjustment for gains included in net income of $4					711	711

Total comprehensive income						14,790
Cash dividends declared ($0.15/share)			(2,536)			(2,536)
Exercise of 17,500 stock options	31	58		136		225

Balances at June 30, 2002	$42,263	$59,232	$52,695	$—	$4,638	$158,828

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances at December 31, 2000	$42,232	$59,174	$67,152	$(136)	$(4,965)	$163,457
Comprehensive income:
Net loss			(25,800)			(25,800)
Other comprehensive loss, net of deferred income tax benefit of $6,145:
Net unrealized gain on available-for-sale securities and retained interests of $9,511, net of reclassification adjustment for gains included in net income of $294					9,217	9,217

Total comprehensive loss						(16,583)

Balances at June 30, 2001	$42,232	$59,174	$41,352	$(136)	$4,252	$146,874

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CITY HOLDING COMPANY AND SUBSIDIARIES
 (in thousands)

	Six Months Ended June 30
	2002	2001

Operating Activities
Net income (loss)	$14,079	$(25,800)
Cumulative effect of accounting change, net of tax	—	17,985

Net income (loss) before cumulative effective of accounting change	14,079	(7,815)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization	350	475
Provision for depreciation	3,094	4,893
Provision for loan losses	1,800	16,010
Deferred income tax expense (benefit)	12,332	(9,046)
Loans originated for sale	—	(92,935)
Proceeds from loans sold	2,929	97,659
Realized gains on loans sold	(445)	(2,568)
Realized investment securities gains	(470)	(1,242)
Increase in retained interests	(5,659)	114
Decrease in accrued interest receivable	930	3,255
Increase in other assets	(5,904)	(1,922)
Decrease in other liabilities	(42)	(16,674)

Net Cash Provided by (Used in) Operating Activities	22,994	(9,796)

Investing Activities
Proceeds from sales of securities available for sale	150,015	104,120
Proceeds from maturities and calls of securities available for sale	49,629	119,649
Purchases of securities available for sale	(270,381)	(122,178)
Proceeds from maturities and calls of held-to-maturity securities	650	—
Purchases of held-to-maturity securities	(29,032)	—
Net decrease in loans	148,136	168,415
Net (increase) decrease in premises and equipment	(127)	1,201

Net Cash Provided by Investing Activities	48,890	271,207
Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(4,240)	5,726
Net decrease in interest-bearing deposits	(74,896)	(130,774)
Net decrease in short-term borrowings	(15,668)	(95,687)
Proceeds from long-term debt	10,000	—
Repayment of long-term debt	—	(1,600)
Exercise of stock options	225	—

Net Cash Used in Financing Activities	(84,579)	(222,335)

(Decrease) Increase in Cash and Cash Equivalents	(12,695)	39,076
Cash and Cash Equivalents at beginning of period	170,327	90,628

Cash and Cash Equivalents at end of period	$157,632	$129,704

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2002

NOTE A - BASIS OF PRESENTATION

        The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company ("the Parent Company") and its wholly-owned subsidiaries (collectively, "the Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2002. The Company's accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management's estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders' equity in any period presented.

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

NOTE B - INVESTMENTS

        During 2002, the Company initiated an investment strategy to invest up to $50.00 million in trust preferred securities issued by other financial institutions. Only those securities issued by financial institutions that satisfy various asset size, profitability, and equity-to-asset ratio criteria, as pre-established by management, are evaluated for potential investment. Securities acquired were predominantly investment grade or were reviewed and approved for investment by the Company's executive loan committee. Through June 30, 2002, the Company has invested $29.03 million, classified as held-to-maturity, and $3.50 million, classified as available-for-sale, pursuant to this strategy.

        During the second quarter of 2002, the Company transferred debt securities with an estimated fair value of $37.14 million and a book value of $36.03 million from the "available-for-sale" classification to the "held-to-maturity" category. Transfers of debt securities into the held-to-maturity category from the available-for-sale classification are made at fair value at the date of transfer. The unrealized holding gain of $1.11 million at the date of the transfer is retained in the other comprehensive income section of stockholders' equity and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

NOTE C - SECURITIZATIONS and RETAINED INTERESTS

        Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed-rate, junior lien mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:

	June 30,	June 30,	December 31,
	2002	2001	2001

		(in thousands)
Total principal amount of loans outstanding	$285,737	$451,863	$362,051
Principal amount of loans 60 days or more past due	6,212	14,232	12,544
Net credit losses during the period (year-to-date)	8,773	11,466	23,793

        The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

        As of June 30, 2002 and December 31, 2001, the Company reported retained interests in its securitizations of approximately $76.93 million and $71.27 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Key assumptions used in estimating the fair value of the Company's retained interests as of June 30, 2002 and December 31, 2001, were as follows:

	June 30	December 31
	2002	2001

Prepayment speed (CPR)	16.00%	16.00%
Weighted average cumulative defaults	14.69%	15.59%
Weighted average discount rate	14.00%	14.00%

        Prepayment speed (CPR), or constant prepayment rate, represents the annualized monthly prepayment amount as a percentage of the previous month's outstanding loan balance minus the scheduled principal payment. Weighted average cumulative defaults represents the percentage of actual loan defaults experienced life-to-date plus forecasted loan defaults projected over the remaining life of the collateral loans, divided by the original collateral balance. The weighted average discount rate represents the interest rate used to compute the present value of the undiscounted future cash flows expected to be received by the Company.

        The estimated fair value of the retained interests and the accrual of interest income is based on the expectation of when, and how much, cash will be received in the future. Therefore, while the book value of the assets at June 30, 2002 was $76.93 million, the estimated fair value was $86.08 million. This divergence was the result of the securitized loans experiencing actual prepayments greater than forecasted and actual defaults less than forecasted. As a result, the Company is required to increase the rate at which it accrues income over the life of the retained interest using the effective yield method. Currently, the retained interest assets generate relatively little cash for the Company, but, as illustrated in the table below, the Company expects that it will receive significant amounts of cash from these assets in future periods. During the second quarter of 2002, the Company received its first cash remittance, approximately $0.12 million, from the retained interests. The following table reflects the Company's projection, as of June 30, 2002 and using the aforementioned modeling assumptions, of the timing and amount of cash flows forecasted to be derived from the retained interest assets:

Undiscounted Cash Flows Forecasted to be Received

(in thousands)

Remainder of 2002	$741
2003	4,788
2004	20,127
2005	21,689
2006	23,625
2007	19,651
Thereafter	91,532

Total	$181,883

        Any deviation in the actual prepayment or default rate in future periods from the aforementioned assumed prepayment and default rates will result in a variation in the undiscounted cash flows forecast to be received. For example, should the cumulative default rate exceed the assumed weighted average of 14.69% as of June 30, 2002, the timing of the receipt of cash flows by the Company will likely be delayed and the amount of cash ultimately received by the Company will likely be less than noted above. Similarly, should the prepayment rate exceed 16.00% CPR, the timing of the receipt of cash flows by the Company will likely accelerate. However, accelerating the timing and/or amount of cash flows to be received by the Company does not inherently result in additional income being recorded in future periods.

        At June 30, 2002, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

(in thousands)
Estimated fair value at June 30, 2002	$86,078

Discount rate:
Impact on fair value of 10% adverse change	(5,273)
Impact on fair value of 20% adverse change	(10,094)
Default curve:
Impact on fair value of 10% adverse change	(3,666)
Impact on fair value of 20% adverse change	(6,876)
Prepayment curve:
Impact on fair value of 10% adverse change	(855)
Impact on fair value of 20% adverse change	(1,715)

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

NOTE D - SHORT-TERM BORROWINGS

        Short-term borrowings include securities sold under agreement to repurchase of $111.54 million and $127.20 million as of June 30, 2002 and December 31, 2001, respectively. Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements.

NOTE E - LONG TERM DEBT

        Through City National, the Company maintains long-term financing from the Federal Home Loan Bank as follows:

	June 30, 2002
Amount	Amount
Available	Outstanding	Interest Rate	Maturity Date

(in thousands)

$10,000	$10,000	3.49%	January 2004
5,000	5,000	5.48	February 2008
10,000	10,000	4.86	October 2008

	$25,000

        As of June 30, 2002 and December 31, 2001, the Company also included $11.55 million and $14.33 million, respectively, in its Long Term Debt representing a fully-collateralized obligation outstanding with Freddie Mac. Collateral for this obligation includes a pool of qualifying, first lien mortgage loans that were sold to Freddie Mac with full recourse. The outstanding balance of this financing will decline as the principal balances of the underlying loans are repaid. Because the loans were sold with full recourse, the outstanding principal balance of the underlying loan pool is included in the Company's loan portfolio.

NOTE F - TRUST PREFERRED SECURITIES

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

        The Company has irrevocably and unconditionally guaranteed the obligations of the trusts, but only to the extent of funds held by the trusts. Distributions on the Capital Securities are cumulative. The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default as to the terms of the Debentures. In June 2001, the Company was prohibited by the Federal Reserve Bank of Richmond (the "FRBR") from making scheduled periodic dividend payments to either of the trusts. Generally, the FRBR's policy is that bank holding companies pay dividends out of earnings in the prior four quarters. Therefore, the FRBR required the Company to defer payment to the Capital Trusts. During the second quarter of 2002 the Company received approval from the FRBR to pay current and previously deferred interest payments on both City Holding Capital Trust and City Holding Capital Trust II preferred securities. On July 31, 2002, the Company remitted interest payments approximating $9.76 million to the Capital Trusts including interest on previously deferred payments. Although cash payments had been deferred, the Company continued to accrue and record interest expense in its Consolidated Statements of Income. Pursuant to the terms of the Capital Securities, interest was also accrued on the unpaid interest at interest rates equivalent to the stated interest rates for each issue.

        The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company's two trusts:

Trust	Amount	Rate	Payment Frequency	Liquidation Value per Share	Issuance Date	Stated Maturity Date

City Holding Capital Trust	$30,000	9.150%	Semi-annually	$1,000	March 1998	April 2028	(a)
City Holding Capital Trust II	57,500	9.125	Quarterly	25	October 1998	October 2028	(b)

	$87,500

(a)	Redeemable prior to maturity at the option of the Company (i) on or after April, 1, 2008, in whole at any time or in part from time to time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018 and thereafter, (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

(b)	Redeemable prior to maturity at the option of the Company (i) on or after October 31, 2003, in whole at any time or in part from time to time, or (ii) prior to October 31, 2003, in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

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

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

        In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At June 30, 2002, commitments outstanding to extend credit totaled approximately $174.62 million. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $3.70 million as of June 30, 2002. Substantially all standby letters of credit have historically expired unfunded.

        Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company's standard credit policies. Collateral is obtained based on management's credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE H - INTANGIBLE ASSETS

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

        The following table depicts the pro forma effect of Statement 142 on earnings and earnings per share for the six months and three months ended June 30:

	Six Months Ended June 30,
	2002	2001

	(in thousands, except per share data)

Reported net income (loss)	$14,079	$(25,800)
Add back goodwill amortization, net of tax	—	219

Adjusted net income (loss)	$14,079	$(25,581)

Basic and diluted earnings per share:
Reported net income (loss)	$0.83	$(1.53)
Goodwill amortization, net of tax	—	0.02

Adjusted net income (loss)	$0.83	$(1.51)

	Three Months Ended June 30,
	2002	2001
	(in thousands, except per share data)

Reported net income (loss)	$7,671	$(20,055)
Add back goodwill amortization, net of tax	—	109

Adjusted net income (loss)	$7,671	$(19,946)

Basic and diluted earnings per share:
Reported net income (loss)	$0.45	$(1.19)
Goodwill amortization, net of tax	—	0.01

Adjusted net income (loss)	$0.45	$(1.18)

        As of June 30, 2002 and December 31, 2001, the carrying amount of goodwill approximated $5.49 million. Of the total recorded value of goodwill, $3.02 million is directly attributable to the Company's insurance-related operations and the remaining $2.47 million is attributable to the Company's branch network. Core deposit intangibles approximated $1.39 million and $1.55 million as of June 30, 2002 and December 31, 2001, respectively. The amortization expense for core deposit intangibles for each of the next five years is as follows:

Projected Amortization Expense

(in thousands)
Remainder of 2002	$156
2003	312
2004	312
2005	312
2006	302

Total	$1,394

        Statement No. 142 requires a transitional impairment test to be applied to all goodwill and other indefinite lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Company, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. The Company has performed its transitional impairment tests on its goodwill assets and has concluded that the recorded value of the Company's goodwill is not impaired as of June 30, 2002.

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

        During 2001, the Company completed a comprehensive reorganization plan that changed the Company's business model and refocused attention and resources on the Company's core West Virginia community banking franchise. As part of this reorganization, the Company completed its exit from mortgage banking activities, sold its internet service and direct mail divisions, sold its investment brokerage accounts, and sold its California banking operations. As a result of this reorganization, the Company maintains City National Bank of West Virginia as its sole operating subsidiary and, beginning January 1, 2002, the Company no longer maintains multiple reportable business segments.

     Selected segment information for the six and three month periods ended June 30, 2001 is included in the following table:

(in thousands)	Community Banking	Mortgage Banking	Other Financial Services	General Corporate	Eliminations	Consolidated

For the six months ended June 30, 2001
Net interest income (expense)	$48,885	$(4,568)	$(37)	$(1,102)	$—	$43,178
Provision for loan losses	16,010	—	—	—	—	16,010

Net interest income after provision for loan losses	32,875	(4,568)	(37)	(1,102)	—	27,168
Other income	12,979	2,364	6,652	2,473	(3,234)	21,234
Other expenses	47,291	6,776	5,689	4,765	(3,234)	61,287

(Loss) income before income taxes and cumulative effect of accounting change	(1,437)	(8,980)	926	(3,394)	—	(12,885)
Income tax (benefit) expense	(448)	(3,834)	596	(1,384)	—	(5,070)

(Loss) income before cumulative effect of accounting change	(989)	(5,146)	330	(2,010)	—	(7,815)
Cumulative effect of accounting change, net of tax	—-	(17,985)	—	—	—	(17,985)

Net (Loss) income	$(989)	$(23,131)	$330	$(2,010)	$—	$(25,800)

Average assets	$2,528,493	$116,392	$8,415	$7,133	$(120,759)	$2,539,674

(in thousands)	Community Banking	Mortgage Banking	Other Financial Services	General Corporate	Eliminations	Consolidated

For the six months ended June 30, 2001
Net interest income (expense)	$24,222	$(1,117)	$17	$(552)	$—	$22,570
Provision for loan losses	10,280	—	—	—	—	10,280

Net interest income after provision for loan losses	13,942	(1,117)	17	(552)	—	12,290
Other income	7,131	1,221	4,335	1,249	(1,416)	12,520
Other expenses	25,765	1,297	1,011	1,753	(1,416)	28,410

(Loss) income before income taxes and cumulative effect of accounting change	(4,692)	(1,193)	3,341	(1,056)	—	(3,600)
Income tax (benefit) expense	(1,861)	(605)	1,383	(447)		(1,530

(Loss) income before cumulative effect of accounting change	(2,831)	(588)	1,958	(609)	—	(2,070)
Cumulative effect of accounting change, net of tax	—	(17,985)	—		—	(17,985)

Net (Loss) income	$(2,831)	$(18,573)	$$1,958	$(609)	$—	$(20,055)

Average assets	$2,466,254	$112,511	$$8,597	$$6,961	$(124,067)	$2,470,256

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six months ended June 30,
	2002	2001

	(in thousands, except per share data)
Numerator:
Net income (loss)	$14,079	$(25,800)

Denominator:
Denominator for basic earnings (loss) per share:
Average shares outstanding	16,890	16,888

Effect of dilutive securities:
Employee stock options	184	—

Denominator for diluted earnings (loss) per share	17,074	16,888

Basic earnings (loss) per share	$0.83	$(1.53)

Diluted earnings (loss) per share	$0.82	$(1.53)

	Three months ended June 30,
	2002	2001

	(in thousands, except per share data)

Numerator:
Net income (loss)	$7,671	$(20,055)

Denominator:
Denominator for basic earnings (loss) per share:
Average shares outstanding	16,892	16,888
Effect of dilutive securities:
Employee stock options	241	—

Denominator for diluted earnings (loss) per share	17,133	16,888

Basic earnings (loss) per share	$0.45	$(1.19)

Diluted earnings (loss) per share	$0.45	$(1.19)

Options to purchase 78,517 shares of common stock at exercise prices between $25.66 and $42.75 per share were outstanding during the first six months of 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 627,905 shares of common stock at exercise prices between $5.75 and $42.75 per share were outstanding during the first six months of 2001 but were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's net loss reported for the first six months of 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY
Six Months Ended June 30, 2002 vs. 2001

          The Company reported consolidated net income of $14.08 million, or $0.82 per diluted common share, for the six months ended June 30, 2002, compared to a consolidated net loss of $25.80 million, or $1.53 per common share for the first six months of 2001. Return on average assets ("ROA") was 1.35% and return on average equity ("ROE") was 18.40% for the six months ended June 30, 2002, compared to (2.03)% and (32.77)%, respectively, for the first six months of 2001.

          The significant improvement in the Company's earnings from 2001 to 2002 can primarily be attributed to the Company's accounting for its retained interests assets and the Company's allowance for loan losses, as discussed below. First, during the first six months of 2001, the Company reported a $17.99 million after-tax charge against income resulting from its adoption of new accounting rules associated with accounting for the Company's retained interests in securitized mortgage loans. Also during 2001, the Company recorded a $2.18 million pre-tax ($1.42 million after-tax) impairment charge associated with the estimated fair value of its retained interests. The combined effect of these events resulted in a $19.41 million after-tax charge against income related to the Company's retained interests. No such expenses were necessary through June 30, 2002, and, in fact, the Company accrued interest income on the retained interests. Second, the provision for loan losses declined $14.21 million, or 88.76%, from $16.01 million for the first six months of 2001 to $1.80 million for the same period in 2002. As further discussed under the caption Allowance and Provision for Loan Losses, management's efforts to resolve credit quality issues have resulted in significant improvement in the Company's asset quality, and the Company believes that the majority of its credit quality problems were identified and provided for during 2001 with insignificant deterioration in credit quality thus far in 2002. As a result of the Company's analysis of the adequacy of the allowance for loan losses as of June 30, 2002, the allowance determined necessary to provide for losses inherent in the loan portfolio has declined significantly as of June 30, 2002, resulting in a related decline in provision expense during the first six months of 2002.

          Additionally, 2002 earnings have been positively affected by significant increases in service charge revenues and sizeable decreases in compensation costs and other non-interest expenses (see Non-Interest Income and Expense). Declines experienced in non-interest expense are due to (a) management's efforts to bring the Company in-line with peer group averages for operational efficiencies and (b) a number of non-recurring charges against income recorded during 2001 as the Company implemented its reorganization plan.

Three Months Ended June 30, 2002 vs. 2001

          The Company reported consolidated net income of $7.67 million, or $0.45 per diluted common share, for the three months ended June 30, 2002, compared to a consolidated net loss of $20.06 million, or $1.19 per common share, for the second quarter of 2001. ROA was 1.48% and ROE was 19.70% for the three months ended June 30, 2002, compared to (3.25)% and (53.24)%, respectively, for the first three months of 2001. The significant improvement in the Company's earnings from quarter-to-quarter is primarily attributable to the $17.99 million charge against earnings recorded in the second quarter of 2001 as a result of the Company's adoption of new accounting rules related to its retained interests in securitized loans. Additionally, and as discussed under the caption Allowance and Provision for Loan Losses, the provision for loan losses declined $9.38 million, or 91.25%, from $10.28 million in the second quarter of 2001 to $0.90 million in

2002. As discussed under the caption Non-Interest Income and Non-Interest Expense, the Company also achieved significant cost savings, quarter-to-quarter, as total non-interest expense declined $10.54 million, or 37.09%, from $28.41 million in the second quarter of 2001 to $17.87 million in 2002. The decrease in expense levels was largely attributable to initiatives undertaken during 2001 to improve the Company's operational efficiency.

NET INTEREST INCOME

Six Months Ended June 30, 2002 vs. 2001

           On a tax equivalent basis, net interest income remained relatively unchanged from 2001 to 2002, increasing $0.14 million, or 0.31%, from $44.13 million for the six months ended June 30, 2001 to $44.27 million in 2002. However, the individual components of net interest income changed significantly from period-to-period. The average balance of the Company's loan balances, including loans classified as "held-for-sale", declined $604.40 million, or 31.77%, from $1.90 billion in 2001 to $1.30 billion in 2002. Of this decline, approximately $147 million is attributable to the Company's sale of its California banking operations in November 2001. The remaining $457 million decline in the average balance of loans is primarily the result of management's efforts to improve the Company's loan quality, reduce the Company's reliance on higher-costing funding sources, exit certain loan products, such as indirect lending, and exit out-of-market loan originations.

           Partially offsetting the declines experienced within loan balances, the average balance of the Company's investment securities portfolio increased $147.91 million, or 41.00%, from $360.74 million for the first six months of 2001 to $508.65 million in 2002, and the average balance of federal funds sold increased $38.99 million, or 548.15%, over the same period. Both the investment securities portfolio and the investment in federal funds are utilized by the Company to provide flexibility in managing liquidity and interest rate risk.

           Also offsetting the declines experienced within loan balances, the average balance of interest-bearing deposits declined $353.13 million, or 20.24%, from $1.74 billion for the six months ended June 30, 2001 to $1.39 billion in 2002. Of this decline, approximately $175 million is attributable to the Company's sale of its California banking operations. The remaining $178 million decline in interest-bearing deposits is primarily due to declines in high-rate, special-term certificates of deposit ("CDs"). During the second half of 2000 and the first few months of 2001, the Company utilized these higher-rate CD products as a source of liquidity to fund loan growth. However, with the Company's focus on funding the asset side of its balance sheet with core deposits and capital, and improving its net interest margin, as these special CDs mature, the Company is choosing not to renew the CDs at higher than average interest rates.

           Although yields earned on the Company's loan balances declined significantly from 2001 to 2002, rates paid on the Company's deposit products also declined significantly. These declines are due, in part, to the interest rate environment over the past several months, but also due to the Company's reduced reliance on higher-costing funding sources, including certain deposit products, as discussed above. After considering both the impact of declining average balances and declining interest rates earned and paid, interest income earned on the Company's loan balances declined $31.79 million from 2001 to 2002, while interest expense on the Company's deposits and borrowings declined $27.37 million over the same period. The $4.42 million decline in net interest income resulting from these two areas was offset by an increase of $3.50 million, from 2001 to 2002, in interest income recognized on the Company's retained interests and a $1.14 million increase in interest income earned on the Company's investment securities portfolio.

Three Months Ended June 30, 2002 vs. 2001

On a tax equivalent basis, net interest income declined $0.78 million, or 3.40%, from $23.03 million in the second quarter of 2001 to $22.25 million in the second quarter of 2002. Changes in the composition of the balance sheet from quarter-to-quarter were for the same reasons as discussed previously in the comparison of average balances for the six- month periods ended June 30, 2002 and 2001. Interest income derived from loan balances declined $15.31 million, or 39.14%, from $39.12 million in the second quarter of 2001 to $23.81 million in 2002, while interest expense incurred on the Company's deposits and borrowings declined $12.67 million, or 59.26%, from $21.38 million for the second quarter of 2001 to $8.70 million in 2002. The $2.64 million decline in net interest income resulting from changes within the loans and funding sources was partially offset by a $1.23 million increase in interest income earned on the Company's investment securities portfolio and a $0.74 million increase in interest income recognized on the Company's retained interests.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(in thousands)

	Six months ended June 30,
		2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1)	$1,298,044	$49,382	7.61%	$1,885,105	$80,343	8.52%
Loans held for sale	—	—	—	17,340	832	9.60
Securities:
Taxable	452,087	9,687	4.29	290,098	8,004	5.52
Tax-exempt (2)	56,561	2,177	7.70	70,641	2,718	7.70

Total securities	508,648	11,864	4.66	360,739	10,722	5.94
Retained interest in securitized loans	73,690	5,797	15.73	74,684	2,296	6.15
Federal funds sold	46,103	367	1.59	7,113	155	4.36

Total earning assets	1,926,485	$67,410	7.00%	2,344,981	$94,348	8.05%
Cash and due from banks	63,373			62,648
Bank premises and equipment	41,791			56,816
Other assets	102,392			114,796
Less: allowance for possible loan losses	(42,435)			(39,567)

Total assets	$2,091,606			$2,539,674

Liabilities
Demand deposits	$378,529	$1,098	0.58%	$422,489	$6,134	2.90%
Savings deposits	305,538	1,777	1.16	293,049	4,371	2.98
Time deposits	707,276	13,743	3.89	1,028,935	28,771	5.59
Short-term borrowings	113,767	1,141	2.01	204,791	5,817	5.68
Long-term debt	37,312	1,085	5.82	33,990	1,116	6.57
Trust preferred securities	87,500	4,301	9.83	87,500	4,010	9.17

Total interest-bearing liabilities	1,629,922	23,145	2.84	2,070,754	50,219	4.85
Demand deposits	274,219			260,420
Other liabilities	34,392			51,020
Stockholders' equity	153,073			157,480

Total liabilities and stockholders' equity	$2,091,606			$2,539,674

Net interest income		$$44,265			$44,129

Net yield on earning assets			4.60%			3.76%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.

(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(in thousands)

	Six months ended June 30,
	2002 vs. 2001
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net

Interest-earning assets:
Loan portfolio	$(23,023)	$(7,938)	$(30,961)
Loans held for sale	(832)	—	(832)
Securities:
Taxable	6,310	(4,627)	1,683
Tax-exempt (1)	(544)	3	(541)

Total securities	5,766	(4,624)	1,142
Retained interest in securitized loans	(92)	3,593	3,501
Federal funds sold	543	(331)	212

Total interest-earning assets	$(17,638)	$(9,300)	$(26,938)

Interest-bearing liabilities:
Demand deposits	$(579)	$(4,457)	$(5,036)
Savings deposits	527	(3,121)	(2,594)
Time deposits	(7,605)	(7,423)	(15,028)
Short-term borrowings	(1,904)	(2,772)	(4,676)
Long-term debt	221	(252)	(31)
Trust preferred securities	—	291	291

Total interest-bearing liabilities	$(9,340)	$(17,734)	$(27,074)

Net Interest Income	$(8,298)	$8,434	$136

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(in thousands)

	Three months ended June 30,
	2002			2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1)	$1,253,098	$23,809	7.60%	$1,841,321	$38,614	8.39%
Loans held for sale	—	—	—	23,689	505	8.53
Securities:
Taxable	477,358	5,102	4.28	267,419	3,605	5.39
Tax-exempt (2)	54,617	1,052	7.70	67,883	1,315	7.75

Total securities	531,975	6,154	4.63	335,302	4,920	5.87
Retained interest in securitized loans	75,140	2,991	15.92	64,745	2,251	13.91
Federal funds sold	44,493	181	1.63	10,593	123	4.64

Total earning assets	1,904,706	$33,135	8.16%	$2,275,650	$46,413	8.16%
Cash and due from banks	66,605			61,357
Bank premises and equipment	41,067			55,550
Other assets	100,155			117,340
Less: allowance for possible loan losses	(37,473)			(39,641)

Total assets	$2,075,060			$2,470,256

Liabilities
Demand deposits	$373,691	$544	0.58%	$432,690	$2,960	2.74%
Savings deposits	314,639	882	1.12	294,916	2,024	2.75
Time deposits	682,688	6,214	3.64	986,865	13,584	5.51
Short-term borrowings	114,343	525	1.84	179,381	2,408	5.37
Long-term debt	37,475	539	5.75	33,457	402	4.81
Trust preferred securities	87,500	2,183	9.98	87,500	2,005	9.17

Total interest-bearing liabilities	1,610,336	10,887	2.70	2,014,809	23,383	4.64
Demand deposits	275,919			264,263
Other liabilities	33,048			40,512
Stockholders' equity	155,757			150,672

Total liabilities and stockholders' equity	$2,075,060			$2,470,256

Net interest income		$22,248			$23,030

Net yield on earning assets			4.67%			4.05%

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(in thousands)

	Three months ended June 30,
	2002 vs. 2001
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net

Interest-earning assets:
Loan portfolio	$(11,440)	$(3,365)	$(14,805)
Loans held for sale	(505)	—	(505)
Securities:
Taxable	5,912	(4,415)	1,497
Tax-exempt (1)	(256)	(7)	(263)

Total securities	5,656	(4,422)	1,234
Retained interest in securitized loans	389	351	740
Federal funds sold	580	(522)	58

Total interest-earning assets	$(5,321)	$(7,958)	$(13,278)

Interest-bearing liabilities:
Demand deposits	$(357)	$(2,059)	$(2,416)
Savings deposits	857	(1,999)	(1,142)
Time deposits	(3,511)	(3,859)	(7,370)
Short-term borrowings	(669)	(1,214)	(1,883)
Long-term debt	52	85	137
Trust preferred securities	—	178	178

Total interest-bearing liabilities	$(3,628)	$(8,868)	$(12,496)

Net Interest Income	$(1,693)	$910	$(782)

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

            The allowance for loan losses decreased $20.61 million, or 42.38%, from $48.64 million at December 31, 2001 to $28.02 million at June 30, 2002. Following the decrease in the allowance for loan losses, the provision for loan losses decreased $14.21 million, or 88.76%, from $16.01 million for the first six months of 2001 to $1.80 million for the first six months of 2002.

             The allowance allocated to the commercial portfolio decreased by $17.49 million, or 53.98%, from $32.43 million as of December 31, 2001 to $14.94 million as of June 30, 2002. During the first six months of 2002, the Company recorded gross charge-offs of $16.78 million within the commercial loan portfolio, reflecting management's intention to resolve problem loans either through collection, loan sales, or otherwise disposing of problem loans in a timely manner. Overall, the commercial loan portfolio declined $68.93 million, or 16.00%, from $430.75 million as of December 31, 2001 to $361.82 million as of June 30, 2002, including approximately $16.4 million of large commercial credits that had been previously classified as substandard or doubtful that were paid off during the period as borrowers obtained financing from other institutions. As a result of these payoffs and management's other efforts to improve the credit quality of the commercial portfolio, commercial loans past due 30 days or greater declined from $11.37 million at December 31, 2001 to $1.34 million as of June 30, 2002.

        Excluding the Company's home equity loan product, residential real estate loans declined $109.09 million, or 17.29%, during the first six months of 2002. As a result, the allowance allocated to the real estate portfolio declined $1.75 million, or 18.43%, from $9.49 million at December 31, 2001 to $7.74 million at June 30, 2002. Additionally, during the first six months of 2002 management sold under-performing residential mortgage loans with unpaid principal balances of approximately $4.97 million.

        The allowance allocated to the consumer loan portfolio declined $1.38 million, or 20.51%, from $6.71 million at December 31, 2001 to $5.34 million at June 30, 2002. This decline was due, in part, to the $57.27 million, or 24.87%, decline in the outstanding balance of installment, indirect and credit card loans during the first six months of 2002. Additionally, consumer loans past due 30 days or greater improved from $7.11 million at December 31, 2001 to $4.27 million at June 30, 2002. This represents a 39.94% improvement in delinquencies within the consumer loan portfolio during the first six months of 2002.

        As disclosed in prior quarters and in the Company's Annual Report, management has implemented a number of policy changes and dedicated significant time and resources to address and resolve the Company's credit quality concerns. During 2001, much of this effort was devoted to improving the process for identifying problem loans and providing for probable losses associated with those credits. During the second half of 2001 and the first six months of 2002, the Company intensified its efforts to resolve those problem loans previously identified. In addition to tightening credit standards for new loan volume, the Company focused on resolving problem loans through remedial action, loan sales, and the pursuit of other efforts to ultimately remove problem loans from the Company's balance sheet. During 2001, the Company retained the services of a team of commercial lenders with strong workout experience to assist in resolving identified problem credits. As a result of the Company's efforts, a number of problem loans have been sold, refinanced outside of the Company, or charged-off. While charge-offs for the first six months of 2002 were extremely high, these actions are consistent with management's goal to restore a higher level of credit quality within the loan portfolio. Loans charged-off, however, will continue to be pursued to recover losses where possible. The results of the Company's actions are evidenced by the $25.33 million, or 97.59%, decline in non-accrual loans and the $2.44 million, or 71.03%, decline in accruing loans past due 90 days or greater.

        Continual monitoring of the loan portfolio and emphasis on collection of charged-off loans will continue to be one of the Company's highest priorities in 2002. As of June 30, 2002, the Company believes that its goals of identifying and resolving problem loans is largely complete, with non-performing loans having reached extremely low levels. Based on the Company's analysis and consideration of the known factors utilized in computing the allowance for loan losses, management believes that the allowance for loan losses as of June 30, 2002 is adequate to provide for probable losses inherent in the Company's loan portfolio.

        In subsequent periods, the allowance may prove to be inadequate and the Company may need to take additional provision expense associated with the existing loan portfolio due to factors not currently known to management. Factors that might require additional provision expense would include deterioration in the financial condition of borrowers or a higher level of charge-offs as a percent of outstanding loan balances as compared to historical trends. Factors that could result in lower, or negative, provision expense include improvement in the financial condition of the Company's borrowers, improvement in the Company's experience at recovering previously charged-off loans, improvement in the Company's level of charge-offs as a percent of outstanding loan balances, or success in transferring loans which the Company presently has reserved for to other financial institutions. As an example, since January 1, 2001, the Company has recorded net charge-offs of approximately $44.53 million. Management will continue to vigorously pursue collection of all charged-off loans and, as a result, the Company may experience net recoveries, as opposed to net charge-offs, in future periods if it is successful in its recovery efforts. Future provision for loan losses will be dependent upon trends in loan balances, changes in loan quality, and, as previously discussed, potential recoveries on charged-off loans.

	Six months ended June 30,		Year ended December 31,
Allowance for Loan Losses	2002	2001	2001

Balance at beginning of period	$48,635	$40,627	$40,627
Charge-offs:
Commercial, financial and agricultural	(16,776)	(7,454)	(15,912)
Real estate-mortgage	(6,727)	(1,683)	(3,379)
Installment loans to individuals	(2,423)	(3,373)	(7,071)

Total charge-offs	(25,926)	(12,510)	(26,362)

Recoveries:
Commercial, financial and agricultural	2,478	639	2,144
Real estate-mortgage	184	185	513
Installment loans to individuals	852	797	1,586

Total recoveries	3,514	1,621	4,243

Net charge-offs	(22,412)	(10,889)	(22,119)
Provision for loan losses	1,800	16,010	32,178
Balance of sold institutions	—	—	(2,051)

Balance at end of period	$28,023	$45,748	$48,635

As a Percent of Average Total Loans:
Net charge-offs (annualized)	3.45%	1.16%	0.61%
Provision for loan losses (annualized)	0.28	1.70	1.29
As a Percent of Non-Performing Loans:
Allowance for loan losses	1,728.75%	125.04%	199.88%

	As of June 30,		As of December 31,
	2002	2001	2001
Summary of Non-performing Assets

Non-accrual loans	$626	$29,787	$25,957
Accruing loans past due 90 days or more	995	6,316	3,434
Restructured loans	—	483	167

Total non-performing loans	1,621	36,586	29,558
Other real estate owned	1,681	3,971	2,866

Total non-performing assets	$3,302	$40,557	$32,424

RETAINED INTERESTS

         Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in the securitizations comprised of (1) the excess interest collected on the underlying collateral loans over the interest paid to third-party investors and administrative fees and (2) overcollateralization, or the excess principal balance of the underlying collateral loans over the principal balances payable to the third-party investors. As of June 30, 2002, $285.74 million of securitized loans remain outstanding and principal balances payable to investors approximate $173.30 million. As a result, the Company's retained interests in securitized mortgage loans represents the Company's financial interest in $112.44 million of overcollateralization and the excess interest to be derived from $285.74 million of loans still outstanding over the interest to be paid to investors on $173.30 million of principal outstanding as of June 30, 2002, plus administrative fees. As of June 30, 2002, the weighted-average interest rate earned on the collateral loans approximates 12.55% and the weighted-average interest rate paid to investors approximates 6.95%. Administrative fees, comprised primarily of loan servicing fees, trustee fees, and insurance premiums, represent an additional 1.44%.

        Neither the outstanding balance of the collateral loans nor the outstanding principal owed to investors is included in the Company's Consolidated Balance Sheets. The third-party investors do not have direct recourse to the Company for amounts of principal or interest owed to them. The Company provides limited recourse by accepting the "first loss" position in the securitizations. To the extent the underlying collateral loans default, the overcollateralization that currently exists is used to provide additional loss protection to the investors. However, to the extent that loan defaults exceed those projected by the Company in estimating the fair value of its retained interests, the Company could experience impairment in the fair value of its retained interests and recognize an impairment loss in its Consolidated Statements of Income. Insurance premiums paid from the excess cash flows provide insurance for the benefit of the investors to further protect investors from a loss of principal. The Company would not be obligated to provide additional funds or assets in the event that the overcollateralization is extinguished by excessive defaults experienced in the underlying collateral pools or if the insurer was unable to fulfill its commitment to the investors.

        As of June 30, 2002 and December 31, 2001, the Company reported retained interests in its securitizations of approximately $76.93 million and $71.27 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Using these assumptions, the Company forecasts the amount and timing of future cash flows that it expects to receive based on the then current outstanding balance of collateral loans and amounts owed to investors.

        The estimated fair value of the retained interests is accrued toward the expectation of when, and how much, cash will be received in the future. Currently, the retained interest assets generate relatively little cash for the Company, but the expectation is that significant amounts of cash will be remitted to the Company in future periods. During the second quarter of 2002, the Company received approximately $0.12 million cash from these assets, representing the first cash remittance the Company had received from the retained interests. Additionally, and as further discussed under the caption Capital Resources, regulatory agencies recently modified the regulatory capital requirements for retained interests. Such changes resulted in an increased capital allocation for purposes of computing risk-based capital ratios.

INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax assets decreased from $47.44 million at December 31, 2001 to $34.64 million at December 31, 2002. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. For example, realization of the deferred tax asset attributable to the allowance for loan losses is expected to occur as additional loan charge-offs, which have already been provided for within the Company's financial statements, are realized. Of the $12.80 million, or 26.98%, decline in the balance of the Company's net deferred tax assets during the first six months of 2002, $8.70 million is attributable to loan charge-off activity recorded during the period. Additionally, $2.15 million of the decline is associated with the Company's retained interests. The Company believes that it is more likely than not that each of the net deferred tax assets will be realized and that no valuation allowance is necessary as of June 30, 2002.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Six Months Ended June 30, 2002 vs. 2001

        Non-Interest Income: Non-interest income declined $5.52 million, or 26.01%, from $21.23 million in the first six months of 2001 to $15.71 million in 2002. As a result of the Company's exit from out-of-market mortgage loan origination and loan servicing activities, mortgage-banking income declined $3.04 million, or 89.01%. Other income declined $4.78 million, or 63.39%, from $7.54 million in 2001 to $2.76 million in 2002, primarily as a result of the Company's exit from non-core banking activities, such as direct mail, internet service, and brokerage activities. In 2002, Other Income included a $0.45 million gain on sales of loans. The loan sales transacted were the result of non-recurring actions taken by the Company to sell underperforming loans, as management worked to address credit quality concerns within the loan portfolio. In 2001, Other Income also included a $3.37 million gain recognized on the Company's sale of its Internet service and direct mail divisions.

        Revenues derived from service charges earned on deposit relationships increased $3.10 million, or 42.52%, from $7.30 million in 2001 to $10.40 million in 2002. During the first quarter of 2001, the Company began to implement policy changes that resulted in substantially higher collection rates of service charges and related fees. Additionally, the Company initiated fee increases to match competitor pricing in its local markets and has implemented new fee-generating services that have resulted in increases in service charge revenues in 2002. Gains realized from investment securities transactions declined $0.77 million, or 62.16%, from $1.24 million in 2001 to $0.47 million in 2002. Investment security gains in both periods are largely attributable to transactions associated with the Company's investment in a mutual fund that generates capital gains, as opposed to interest income.

        Non-Interest Expense: Non-interest expense declined $25.24 million, or 41.18%, from $61.29 million in the first six months of 2001 to $36.05 million in 2002. Of this decline, compensation costs decreased $5.05 million, or 23.30%, from $21.69 million in 2001 to $16.53 million in 2002. This expense decline is attributable to a $1.28 million severance charge recorded during 2001 associated with departing executive officers and a $3.77 million reduction in expenses due to the sale of various operations in 2001 and management's efforts to reduce headcount to a level more commensurate with peer group averages. As a result of the Company's exit from out-of-market loan origination activities, the Company did not incur expense associated with advisory fees paid for out-of-state loan production offices during 2002, as compared to $2.20 million of expense in 2001.

        During 2001, the Company consolidated its operations in Charleston and exited several operational facilities and branch locations, resulting in a $1.69 million impairment charge to reflect the estimated fair value of facilities to be sold. Additionally, the Company recorded a $1.45 million impairment charge to write-off the recorded value of capitalized software that no longer fit the Company's business model. Combined, these events represent $3.14 million of the $3.16 million expense recorded in 2001 for "Loss on disposal and impairment of fixed assets". There were no such charges recorded in 2002.

        Excluding a $1.90 million charge to record a contractual obligation to FNMA and a $1.97 million charge associated with the sale of the Company's direct mail division, Other Expenses for the first six months of 2001 were $7.84 million. For the first six months of 2002, Other Expenses were $6.28 million, reflecting a decline of $1.56 million, or 19.90% from 2001. During the first six months of 2001, the Company recorded approximately $0.39 million amortization expense associated with the recorded balance of goodwill, which, as discussed in Note H, is no longer amortized. In addition to amortization expense, Other Expenses generally include depository losses, indirect expenses associated with originating loans, recruiting and relocation expenses, director compensation, and data processing expenses.

Three Months Ended June 30, 2002 vs. 2001

        Non-Interest Income: Non-interest income declined $3.82 million, or 30.54%, from $12.52 million in the second quarter of 2001 to $8.70 million in 2002. This decline was primarily experienced in the Other Income classification, which declined $3.56 million, or 68.81%, from quarter-to-quarter. During the second quarter of 2002, the Company reported a $0.45 million gain, included in Other Income, on sales of underperforming loans, as previously discussed. During the second quarter of 2001, the Company recorded a $3.37 million gain, within Other Income, on the sale of its internet service and direct mail divisions, which accounts for the majority of this decline. Service charge revenues increased $1.41 million, or 32.26%, from $4.36 million in the second quarter of 2001 to $5.77 million in 2002. As noted previously, the Company has benefited from the implementation of new fee-producing services offered to its deposit customers and from policy changes made to improve the collection rates on fees charged. Mortgage banking income, which is generally derived from the remaining loan servicing portfolio, declined $1.45 million, or 88.43%, from $1.63 million in the second quarter of 2001 to $0.19 million in 2002.

        Non-Interest Expense: Non-interest expense declined $10.54 million, or 37.09%, from $28.41 million in the second quarter of 2001 to $17.87 million in 2002. As previously discussed, the reduction in non-interest expense was generally the result of the Company's sale of its non-banking operations, sale of its California banking operations, and managements initiatives to significantly reduce expenses as a percent of operating revenues.

        More specifically, compensation costs declined $2.24 million, or 21.89%, from $10.24 million in the second quarter of 2001 to $8.00 million in 2002. This decline was primarily the result of actions taken during the second half of 2001 to reduce headcount Company-wide. In order to reduce headcount to levels targeted, the Company consolidated many of its operations, which resulted in the Company's exit from certain operational facilities and branch locations, which resulted in a $0.85 million, or 34.24% reduction in occupancy and equipment expenses from $2.49 million in the second quarter of 2001 to $1.64 million in 2002 and a $0.92 million, or 38.04% reduction in depreciation expense over the same periods. Primarily as a result of the Company's exit from California, telecommunications expense declined $0.47 million, or 43.20%, from $1.08 million in the second quarter of 2001 to $0.61 million in 2002.

        In the second quarter of 2002, the Company incurred no expenses associated with advisory fees for out-of-state loan production offices, compared to $0.89 million of such expense in the second quarter of 2001. These expenses were eliminated as the Company refocused on its core West Virginia banking operations and exited out-of-market mortgage loan origination programs. During 2001, the Company incurred significant professional fees associated with assessing and implementing necessary steps to improve the Company's operations. As a result, professional fees and litigation expense in the second quarter of 2001 was $1.16 million, compared to $0.73 million in the second quarter of 2002, reflecting a decline of $0.43 million, or 36.92% quarter-to-quarter. As discussed above, the Company incurred $3.14 million of expense in the second quarter of 2001 resulting from the $1.69 million impairment charge associated with the estimated fair value of facilities the Company planned to sell and the $1.45 million impairment charge to write-off the recorded value of software the Company no longer used as a result of its reorganization.

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

LIQUIDITY

        The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. Liquidity at the Parent Company level is largely dependent upon the dividend capacity of City National. Dividends paid by City National are essentially the sole source of cash for the Parent Company. The Office of the Comptroller of the Currency (the "OCC") maintains a dividend policy that requires that any dividends in amounts exceeding the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by the OCC before City National can declare the dividend. Therefore, under the OCC's dividend policy, City National must request and receive the OCC's permission for any dividend payments to the Parent Company during 2002. During the second quarter of 2002, the OCC approved the payment of a $30.00 million cash dividend from City National to the Parent Company. During the first quarter of 2002, the OCC approved the payment of a $2.00 million cash dividend from City National to the Parent Company. Although the OCC approved these exceptions to its dividend policy, there can be no assurance that the OCC will approve subsequent policy exceptions. The Federal Reserve Bank of Richmond (the "FRBR") has a similar dividend policy that requires that any dividends or similar cash distributions from the Parent Company must be paid out of earnings achieved in the prior four quarters. As a result, the Parent Company must request and receive permission from the FRBR for the payment of dividends to the holders of its common stock and for the payment of interest to holders of the Company's trust preferred securities. During the second quarter of 2002, the FRBR approved the Company's request to distribute both current and deferred interest payments to City Holding Capital Trust and City Holding Capital Trust II, which will enable the Trusts to remit interest payments to holders of the trust preferred securities. Having obtained this approval, the Company distributed approximately $9.76 million, representing current and deferred interest, plus interest on previously deferred interest payments, to holders of the trust preferred securities on July 31, 2002. During the second quarter of 2002, the FRBR also approved the Company's request to pay a $0.15 per share dividend to the holders of the Company's common stock. As a result, the Company will pay approximately $2.54 million in cash dividends to holders of the Company's common stock on July 31, 2002. In addition to the aforementioned interest and dividend payments, the Parent Company received approval from the FRBR to engage in a stock purchase program relative to either its common stock or its trust preferred securities, or both. As a result, the Board of Directors authorized the Company to purchase up to 1,000,000 (approximately 6% of outstanding shares) of its common shares (see Capital Resources) in open market transactions, in block purchases, private transactions, or otherwise, at such times and for such prices as determined by management. The board also approved the purchase of up to $25,000,000 aggregate principal amount of Trust I and Trust II Capital Securities. The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.

        City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. City National attempts to maintain a stable, yet increasing, core deposit base as its primary funding source and manages relationships with external funding sources, including the Federal Home Loan Bank, to provide it with a second source of liquidity. City National has historically utilized the capital markets, including the acceptance of brokered deposits, as another source of liquidity. Additionally, City National seeks to manage liquidity by maintaining a sufficient percentage of its total assets as liquid assets, such as its securities portfolio, that could be sold if necessary to provide additional funding sources. As of June 30, 2002, the Company believes that City National maintained a sufficient liquidity position to satisfy its funding and cash needs.

REGULATORY MATTERS

        On May 16, 2002, the Company announced that it had received official notification that the OCC had terminated the formal agreement between the OCC and City National. The formal agreement was originally entered into between the OCC and City National in June 2000 and subsequently amended in September 2001. The formal agreement required City National to implement a number of remedial actions in the areas of strategic planning, loan portfolio management, liquidity management and other operations of City National. As a result of active participation and cooperation of management and the Board of Directors of City National and City Holding Company, the issues that led to the formal agreement were successful resolved, resulting in the OCC's termination of the agreement. Similarly, a Memorandum of Understanding between City Holding Company's Board of Directors and the FRBR was also terminated in conjunction with the termination of the formal agreement with the OCC. Although these regulatory agreements have been terminated, both City National and City Holding Company remain restricted in their ability to pay cash dividends without the prior approval of both the OCC and the FRBR. As previously discussed, these restrictions are the result of the aforementioned dividend policies maintained by the OCC and the FRBR.

CAPITAL RESOURCES

        During the first six months of 2002, stockholders' equity increased $12.48 million, or 8.53%, primarily as a result of the Company's reported net income of $14.08 million. This increase was partially offset by the Company's declaration of a $0.15 per share cash dividend during the second quarter of 2002. As previously disclosed, the Company received permission from the FRBR during the second quarter of 2002 to pay a cash dividend to holders of its common stock. The cash dividend declaration resulted in a $2.54 million reduction in stockholders' equity. Future cash dividends will be dependent on the Company's financial performance and regulatory approval from both the OCC and the FRBR. There can be no assurance that either the OCC or the FRBR will grant exceptions to their dividend policies, as outlined above, or that the Company's financial results will permit future dividend payments.

        As previously discussed, the Company's Board of Directors approved a plan to repurchase up to 1,000,000 shares of the Company's outstanding common stock. In July 2002, the Company initiated its stock repurchase program and has acquired 113,200 shares of its common stock in open market purchases at prevailing market rates. As a result, the Company has reduced its consolidated equity by $2.62 million through July 31, 2002. There can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will continue.

         Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 4%. At June 30, 2002, the Company's total capital to risk-adjusted assets ratio was 15.52% and its Tier I capital ratio was 11.92%, compared to 13.10% and 9.38%, respectively, at December 31, 2001. The Company's leverage ratio at June 30, 2002 and December 31, 2001 was 8.96% and 6.92%, respectively.

         Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. As of June 30, 2002, City National reported total capital, Tier I capital, and leverage ratios of 14.23%, 12.98%, and 9.74%, respectively. As of December 31, 2001, City National reported total capital, Tier I capital, and leverage ratios of 13.71%, 12.44%, and 9.76%, respectively.

        In November 2001, regulatory agencies issued new guidelines changing regulatory capital standards to address the treatment of, among other things, retained interests for purposes of computing regulatory capital and the aforementioned regulatory capital ratios. In general, the new guidelines require an increased allocation of regulatory capital to assets such as retained interests in securitized mortgage loans and the new rules limit the amount of retained interests financial institutions may include in regulatory capital. Although the new rule became effective January 1, 2002, institutions that completed transactions before December 31, 2001 impacted by the new rule may delay application of the new standard until December 31, 2002. Had the Company been required to comply with the new rule as of June 30, 2002, the Company estimates that its Total Capital, Tier I Capital, and Leverage Capital ratios would have approximated 13.34%, 9.67%, and 7.73%, respectively. Similarly, City National estimates that its Total Capital, Tier I Capital, and Leverage Capital ratios would have been 11.79%, 10.38%, and 8.67%, respectively, as of June 30, 2002, which are in excess of the aforementioned "well capitalized" ratios.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        The information called for by this item is provided under the caption "Market Risk Management" under Item 2-Management Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company is also engaged in various legal actions that it deems to be in the ordinary course of business. The Company believes that it has adequately provided for the potential costs of current litigation. As these legal actions are resolved, however, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current actions will have immaterial results, either positive or negative, or that no material actions may be presented in the future.

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on April 24, 2002 at which time shareholders were to consider two proposals, as follows:

1.	Election of seven Class III directors to serve for a term of three years.

2.	Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors of the Company for 2002.

The vote tabulation was as follows:

1.	Election of Class III directors to the Board of Directors:

Director	Votes For	Votes Withheld

Samuel M. Bowling	10,773,326	654,184
Hugh R. Clonch	10,268,272	1,159,238
Robert D. Fisher	10,979,549	447,961
Jay C. Goldman	10,958,554	468,956
David E. Haden	10,932,025	495,485
Philip L. McLaughlin	10,192,973	1,234,537
Robert T. Rogers	10,966,693	460,817

2.	Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors of the Company for 2002:

Votes For	Votes Against	Abstentions

10,877,183	398,546	151,781

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K:
Exhibits
3.1 — Amended and Restated Bylaws of City Holding Company.
10.1 — Amendment No. 2 to City Holding Company's 1993 Stock Incentive Plan.
Reports on Form 8-K
On April 15, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on April 12, 2002, announcing the Company's earnings for the first quarter of 2002.

On May 7, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on April 25, 2002, announcing the retirement of Philip L. McLauglin as Chairman and the election of Gerald R. Francis, President and Chief Executive Officer, to succeed Mr. Laughlin as Chairman of the Board of Directors. Information about the Company's recent financial performance and the status of its compliance with the formal agreement between its subsidiary, City National Bank of West Virginia, and the Office of the Comptroller of the Currency was also contained in this news release.

On May 29, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on May 16, 2002, announcing that the Company had received official confirmation from the Office of the Comptroller of the Currency ("OCC") that the OCC has terminated its Formal Agreement with the Company's principal banking subsidiary, City National Bank of West Virginia. The Company also announced that a Memorandum of Understanding between the Company's board and its primary regulator, the Federal Reserve Bank of Richmond, has also been terminated effective immediately.

On June 27, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on June 26, 2002, announcing that the Company's Board of Directors had approved payment of current and deferred dividends on the Company's City Holding Capital Trust and City Holding Capital Trust II preferred securities. The Company's Board of Directors also approved a cash dividend of $0.15 per share on the Company's common stock. The dividends on the trust preferred securities and on the common stock was paid on July 31, 2002 to shareholders of record as of July 16, 2002. The Company also announced that the Board of Directors had authorized the Company to purchase up to 1,000,000 shares of the Company's common stock in open market transactions, block purchases, private transactions, or otherwise, at such times and at such prices as determined by management. The Board also approved the Company's purchase of up to $25.00 million aggregate principal amount of City Holding Capital Trust I and City Holding Capital Trust II preferred securities. The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

City Holding Company

(Registrant)

/s/ Gerald R. Francis

Gerald R. Francis
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Charles R. Hageboeck

Charles R. Hageboeck
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Michael D. Dean

Michael D. Dean
Senior Vice President - Finance and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 14, 2002