Form 10-Q
period 2002-09-30
CITY HOLDING CO
filed 2002-11-14
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

OR

☐   TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________to_____________.

Commission File number 0-1173

CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

25 Gatewater Road
Charleston, West Virginia, 25313
(Address of principal executive officers)

(304) 769-1100
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value – 16,645,873 shares as of November 11, 2002.

FORWARD-LOOKING STATEMENTS

               All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future and further resolution of various loan quality issues; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on its retained interests in securitized mortgages causing it to take impairment charges to earnings; (4) the Company could have adverse legal actions of a material nature; (5) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues or may be unable to meet its expectations regarding loan and deposit growth; (6) the Company may be unable to manage its expense levels due to the expenses associated with its loan portfolio quality, regulatory, and legal issues; (7) the planned purchases of Trust I and Trust II Capital Securities and the common stock may not occur or may not have the effects anticipated; (8) rulings affecting, among other things, the Company’s and its banking subsidiaries’ regulatory capital and required loan loss allocations may change, resulting in the need for increased capital levels; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; and (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	September 30 2002	December 31 2001

	(Unaudited)	(Note A)
Assets
Cash and due from banks	$55,752	$81,827
Federal funds sold and securities purchased under agreement to resell	44,002	88,500

Cash and Cash Equivalents	99,754	170,327
Securities available for sale, at fair value	409,664	383,552
Securities held-to-maturity, at amortized cost	74,820	—

Total Securities	484,484	383,552
Loans:
Residential real estate	486,566	631,103
Home equity	185,084	98,100
Commercial real estate	262,824	284,759
Other commercial	109,068	145,989
Loans to depository institutions	35,000	—
Installment	75,047	125,236
Indirect	56,425	86,474
Credit card	19,081	18,594

Gross loans	1,229,095	1,390,255
Allowance for loan losses	(28,623)	(48,635)

Net Loans	1,200,472	1,341,620
Retained interests	79,841	71,271
Premises and equipment	38,961	43,178
Accrued interest receivable	11,506	12,422
Net deferred tax asset	31,039	47,443
Other assets	38,133	46,482

Total Assets	$1,984,190	$2,116,295

Liabilities
Deposits:
Noninterest-bearing	$272,136	$284,649
Interest-bearing:
Demand deposits	359,714	392,258
Savings deposits	294,524	272,885
Time deposits	636,036	741,503

Total Deposits	1,562,410	1,691,295
Securities sold under agreement to repurchase	95,636	127,204
Securities sold, not yet purchased	26,886	—
Long-term debt	25,000	29,328
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City Holding Company	87,500	87,500
Other liabilities	26,053	34,619

Total Liabilities	1,823,485	1,969,946
Stockholders’ Equity
Preferred stock, par value $25 per share: authorized - 500,000 shares: none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 and 16,892,913 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively, including 242,100 and 4,979 shares in treasury at September 30, 2002 and December 31, 2001, respectively	42,298	42,232
Capital surplus	59,089	59,174
Retained earnings	59,163	41,152
Cost of common stock in treasury	(5,922)	(136)
Accumulated other comprehensive income	6,077	3,927

Total Stockholders’ Equity	160,705	146,349

Total Liabilities and Stockholders’ Equity	$1,984,190	$2,116,295

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Nine Months Ended September 30

	2002	2001

Interest Income
Interest and fees on loans	$71,825	$117,932
Interest on investment securities:
Taxable	14,965	11,529
Tax-exempt	2,066	2,570
Interest on retained interests	9,037	4,802
Interest on federal funds sold and securities purchased under agreement to resell	456	762

Total Interest Income	98,349	137,595
Interest Expense
Interest on deposits	23,189	55,555
Interest on short-term borrowings	1,751	7,476
Interest on long-term debt	1,525	1,650
Interest on trust preferred securities	6,369	6,034

Total Interest Expense	32,834	70,715

Net Interest Income	65,515	66,880
Provision for loan losses	1,800	30,358

Net Interest Income After Provision for Loan Losses	63,715	36,522
Non-Interest Income
Investment securities gains	793	1,817
Service charges	16,710	12,146
Insurance commissions	1,473	1,678
Trust fee income	989	1,063
Mortgage banking income	623	3,772
Other income	3,961	8,967

Total Non-Interest Income	24,549	29,443
Non-Interest Expense
Salaries and employee benefits	24,284	33,583
Occupancy and equipment	4,976	7,177
Depreciation	4,461	6,972
Professional fees and litigation expense	2,155	7,701
Advertising	1,922	1,937
Telecommunications	1,839	3,289
Insurance and regulatory	1,467	1,627
Office supplies	1,089	1,509
Postage and delivery	734	1,850
Repossessed asset losses and expenses	667	2,231
Loan production office advisory fees	—	2,198
Loss on disposal and impairment of fixed assets	—	3,482
Retained interest impairment	—	2,182
Other expenses	9,709	16,123

Total Non-Interest Expense	53,303	91,861

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	34,961	(25,896)
Income tax expense (benefit)	11,910	(10,286)

Income (Loss) Before Cumulative Effect of Accounting Change	23,051	(15,610)
Cumulative effect of accounting change, net of tax	—	(17,985)

Net Income (Loss)	$23,051	$(33,595)

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$1.37	$(0.92)
Cumulative effect of accounting change	—	(1.07)

Net Income (Loss)	$1.37	$(1.99)

Diluted Earnings (Loss) per Share
Income (Loss) before cumulative effect of accounting change	$1.35	$(0.92)
Cumulative effect of accounting change	—	(1.07)

Net Income (Loss)	$1.35	$(1.99)

Average Common Shares Outstanding:
Basic	16,861	16,888

Diluted	17,096	16,888

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended September 30

	2002	2001

Interest Income
Interest and fees on loans	$22,443	$36,757
Interest on investment securities:
Taxable	5,278	3,525
Tax-exempt	651	803
Interest on retained interests	3,240	2,506
Interest on federal funds sold and securities purchased under agreement to resell	89	607

Total Interest Income	31,701	44,198
Interest Expense
Interest on deposits	6,571	16,279
Interest on short-term borrowings	610	1,659
Interest on long-term debt	440	534
Interest on trust preferred securities	2,068	2,024

Total Interest Expense	9,689	20,496

Net Interest Income	22,012	23,702
Provision for loan losses	—	14,348

Net Interest Income After Provision for Loan Losses	22,012	9,354
Non-Interest Income
Investment securities gains	323	575
Service charges	6,313	4,851
Insurance commissions	436	503
Trust fee income	319	493
Mortgage banking income	248	361
Other income	1,200	1,426

Total Non-Interest Income	8,839	8,209
Non-Interest Expense
Salaries and employee benefits	7,651	11,897
Occupancy and equipment	1,710	2,218
Depreciation	1,367	2,079
Professional fees and litigation expense	782	5,249
Advertising	580	568
Telecommunications	536	685
Insurance and regulatory	450	581
Office supplies	347	468
Postage and delivery	294	775
Repossessed asset losses and expenses	25	1,312
Loan production office advisory fees	—	2
Loss on disposal and impairment of fixed assets	—	322
Other expenses	3,515	4,418

Total Non-Interest Expense	17,257	30,574

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	13,594	(13,011)
Income tax expense (benefit)	4,622	(5,216)

Income (Loss) Before Cumulative Effect of Accounting Change	8,972	(7,795)
Cumulative effect of accounting change, net of tax	—	—

Net Income (Loss)	$8,972	$(7,795)

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$0.53	$(0.46)
Cumulative effect of accounting change	—	—

Net Income (Loss)	$0.53	$(0.46)

Diluted Earnings (Loss) per Share
Income (Loss) before cumulative effect of accounting change	$0.52	$(0.46)
Cumulative effect of accounting change	—	—

Net Income (Loss)	$0.52	$(0.46)

Average Common Shares Outstanding:
Basic	16,804	16,888

Diluted	17,140	16,888

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2002 and 2001
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

Balances at December 31, 2000	$42,232	$59,174	$67,152	$(136)	$(4,965)	$163,457
Comprehensive loss:
Net loss			(33,595)			(33,595)
Other comprehensive income, net of deferred income tax expense of $4,600:
Net unrealized gain on available-for-sale securities of $5,320, net of reclassification adjustment for gains included in net loss of $304					5,016	5,016
Reclassification adjustment for losses included in net loss associated with retained interests in securitized mortgage loans					6,485	6,485

Total other comprehensive income					11,501	11,501

Total comprehensive loss						(22,094)

Balances at September 30, 2001	$42,232	$59,174	$33,557	$(136)	$6,536	$141,363

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances at December 31, 2001	$42,232	$59,174	$41,152	$(136)	$3,927	$146,349
Comprehensive income:
Net income			23,051			23,051
Other comprehensive income, net of deferred income tax expense of $1,419:
Net unrealized gain on available-for-sale securities of $2,168, net of reclassification adjustment for gains included in net income of $18					2,150	2,150

Total comprehensive income						25,201
Cash dividends declared ($0.30/share)			(5,040)			(5,040)
Exercise of 53,014 stock options	66	(85)		687		668
Purchase of shares for treasury				(6,473)		(6,473)

Balances at September 30, 2002	$42,298	$59,089	$59,163	$(5,922)	$6,077	$160,705

For the three-month period ended September 30, 2001, the Company reported a comprehensive loss of $5.51 million. For the three-month period ended September 30, 2002, the Company reported comprehensive income of $10.41 million.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Nine Months Ended September 30

	2002	2001

Operating Activities
Net income (loss)	$23,051	$(33,595)
Cumulative effect of accounting change, net of tax	—	17,985

Net income (loss) before cumulative effective of accounting change	23,051	(15,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization	843	719
Provision for depreciation	4,461	6,972
Provision for loan losses	1,800	30,358
Deferred income tax expense	14,771	4,093
Loans originated for sale	—	(93,875)
Proceeds from loans sold	2,929	107,588
Realized gains on loans sold	(445)	(2,879)
Realized investment securities gains	(793)	(1,817)
Increase in retained interests	(8,570)	(2,620)
Decrease in accrued interest receivable	916	4,079
Decrease (increase) in other assets	8,116	(9,960)
Decrease in other liabilities	(11,068)	(16,528)

Net Cash Provided by Operating Activities	36,011	10,520
Investing Activities
Proceeds from sales of securities available for sale	313,114	179,120
Proceeds from maturities and calls of securities available for sale	82,987	144,127
Purchases of securities available for sale	(454,978)	(250,552)
Proceeds from maturities and calls of held-to-maturity securities	2,694	—
Purchases of held-to-maturity securities	(40,783)	—
Net decrease in loans	122,536	291,436
Net (increase) decrease in premises and equipment	(244)	1,387

Net Cash Provided by Investing Activities	25,326	365,518
Financing Activities
Net decrease in noninterest-bearing deposits	(12,513)	(986)
Net decrease in interest-bearing deposits	(116,372)	(166,725)
Net decrease in short-term borrowings	(31,568)	(107,398)
Net increase in securities sold, not yet purchased	26,886	—
Proceeds from long-term debt	10,000	—
Repayment of long-term debt	—	(5,090)
Cash dividends paid	(2,538)	—
Purchase of treasury stock	(6,473)	—
Exercise of stock options	668	—

Net Cash Used in Financing Activities	(131,910)	(280,199)

(Decrease) Increase in Cash and Cash Equivalents	(70,573)	95,839
Cash and Cash Equivalents at beginning of period	170,327	90,628

Cash and Cash Equivalents at end of period	$99,754	$186,467

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2002

Note A – Basis of Presentation

          The accompanying consolidated financial statements, which are unaudited, include all the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2002. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Certain amounts in the unaudited consolidated financial statements have been reclassified. Such reclassifications had no impact on net income or stockholders’ equity in any period presented.

          The consolidated balance sheet as of December 31, 2001 has been extracted from audited financial statements included in the Company’s 2001 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report of the Company.

Note B – Securities

          During 2002, the Company initiated an investment strategy to invest up to $50.00 million in trust preferred securities issued by other financial institutions. Only those securities issued by financial institutions that satisfy various asset size, profitability, equity-to-asset ratio, and certain other criteria, as pre-established by management, are evaluated for potential investment. Securities acquired were predominantly investment grade or were reviewed and approved for investment by the Company’s executive loan committee. Through September 30, 2002, the Company has invested $40.77 million, classified as held-to-maturity, and $8.81 million, classified as available-for-sale, pursuant to this strategy.

          During the second quarter of 2002, the Company transferred debt securities with an estimated fair value of $37.14 million and a book value of $36.03 million from the “available-for-sale” classification to the “held-to-maturity” category. Transfers of debt securities into the held-to-maturity category from the available-for-sale classification are made at fair value at the date of transfer. The unrealized holding gain of $1.11 million at the date of the transfer is retained in the other comprehensive income section of stockholders’ equity and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

Note C – Securitizations and Retained Interests

          Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed-rate, junior lien mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:

	September 30, 2002	September 30, 2001	December 31, 2001

	(in thousands)
Total principal amount of loans outstanding	$257,227	$408,712	$362,051
Principal amount of loans 60 days or more past due	7,395	14,139	12,544
Net credit losses during the period (year-to-date)	11,854	17,981	23,793

          The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

          As of September 30, 2002 and December 31, 2001, the Company reported retained interests in its securitizations of approximately $79.84 million and $71.27 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Key assumptions used in estimating the fair value of the Company’s retained interests as of September 30, 2002 and December 31, 2001, were as follows:

	September 30 2002	December 31 2001

Prepayment speed (CPR)	16.00%	16.00%
Weighted average cumulative defaults	14.48%	15.59%
Weighted average discount rate	14.00%	14.00%

          Prepayment speed (CPR), or constant prepayment rate, represents the annualized monthly prepayment amount as a percentage of the previous month’s outstanding loan balance minus the scheduled principal payment. Weighted average cumulative defaults represents the percentage of actual loan defaults experienced life-to-date plus forecasted loan defaults projected over the remaining life of the collateral loans, divided by the original collateral balance. The weighted average discount rate represents the interest rate used to compute the present value of the undiscounted future cash flows expected to be received by the Company.

          The estimated fair value of the retained interests and the accrual of interest income is based on the expectation of when, and how much, cash will be received in the future. Therefore, while the book value of the assets at September 30, 2002 was $79.84 million, the estimated fair value was $89.33 million. This divergence was the result of the securized loans experiencing actual prepayments greater than forecasted and actual defaults less than forecasted. As a result, the Company is required to increase the rate at which it accrues income over the life of the retained interest using the effective yield method. Currently, the retained interest assets generate relatively little cash for the Company, but, as illustrated in the following table, the Company anticipates that it will receive significant amounts of cash from these assets in future periods. Through September 30, 2002, the Company has received cash remittances approximating $0.43 million from the retained interests. The following table reflects the Company’s projection, as of September 30, 2002 and using the aforementioned modeling assumptions, of the timing and amount of cash flows forecasted to be derived from the retained interest assets:

Undiscounted Cash Flows Forecasted to be Received

(in thousands)
Remainder of 2002	$522
2003	4,644
2004	19,662
2005	22,324
2006	28,054
2007	19,000
Thereafter	86,030

Total	$180,236

          Any deviation in the actual prepayment or default rate in future periods from the aforementioned assumed prepayment and default rates will result in a variation in the undiscounted cash flows forecast to be received. For example, should the cumulative default rate exceed the assumed weighted average of 14.48% as of September 30, 2002, the timing of the receipt of cash flows by the Company will likely be delayed and the amount of cash ultimately received by the Company will likely be less than noted above. Similarly, should the prepayment rate exceed 16.00% CPR, the timing of the receipt of cash flows by the Company will likely accelerate. However, accelerating the timing and/or amount of cash flows to be received by the Company does not inherently result in additional income being recorded in future periods.

          At September 30, 2002, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

(in thousands)
Estimated fair value at September 30, 2002	$89,331
Discount rate:
Impact on fair value of 10% adverse change	(5,127)
Impact on fair value of 20% adverse change	(9,831)
Default curve:
Impact on fair value of 10% adverse change	(3,182)
Impact on fair value of 20% adverse change	(6,068)
Prepayment curve:
Impact on fair value of 10% adverse change	(842)
Impact on fair value of 20% adverse change	(1,657)

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

Note D – Securities Sold Under Agreement to Repurchase

          Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Securities Sold, not Yet Purchased

          As part of managing its interest rate risk during the third quarter of 2002, the Company entered into an investment transaction that entailed the short sale of a high-coupon, short-term U.S. Treasury bond. By entering into this transaction, the Company sold a U.S. Treasury bond that it did not own, but instead borrowed from an independent third party. The obligation to present the bond at its maturity is reported as a liability in the Consolidated Balance Sheets as “securities sold, not yet purchased”. The Company incurs interest expense on this obligation until the bond matures and has included the interest expense in the Consolidated Statements of Income as “interest on short-term borrowings”. The face value of the U.S. Treasury bond involved in this transaction is $26.00 million with a stated rate of interest of 10.75% and it matures February 15, 2003.

          The cash proceeds resulting from the short-sale serve as collateral for the Company’s obligation and are invested pursuant to a reverse-repurchase agreement, which earns interest income at an interest rate similar to the rate earned on federal funds sold. The invested cash balance is reported in the Consolidated Balance Sheets as “federal funds sold and securities purchased under agreement to resell”. Interest income earned from this transaction is reported in the Consolidated Statements of Income as “interest on federal funds sold and securities purchased under agreement to resell”.

Note F – Long Term Debt

          Through City National, the Company maintains long-term financing from the Federal Home Loan Bank as follows:

	September 30, 2002

Amount Available	Amount Outstanding	Interest Rate	Maturity Date

(in thousands)
$10,000	$10,000	3.49%	January 2004
5,000	5,000	5.48	February 2008
10,000	10,000	4.86	October 2008

	$25,000

          As of December 31, 2001, the Company also maintained $14.33 million in Long Term Debt representing a fully collateralized obligation outstanding with Freddie Mac. Collateral for this obligation included a pool of qualifying, first lien mortgage loans that were sold to Freddie Mac with full recourse. Because the loans were sold with full recourse, the outstanding principal balance of the underlying loan pool was included in the Company’s loan portfolio as of December 31, 2001. During the third quarter of 2002, the Company transferred the loan servicing responsibilities associated with this portfolio to Freddie Mac and, as a result, the outstanding principal balance of the loan pool was removed from the Company’s loan portfolio and the recourse liability was removed from the Long Term Debt classification during the third quarter of 2002.

Note G – Trust Preferred Securities

          The Company has formed two statutory business trusts under the laws of the state of Delaware. The trusts are 100% owned finance subsidiaries of the Company and exist for the exclusive purpose of (i) issuing trust preferred capital securities (“Capital Securities”), which represent preferred undivided beneficial interests in the assets of the trusts, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures (“Debentures”) issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto. The Debentures are the sole assets of the trusts and the Company’s payments under the Debentures are the sole source of revenue of the trusts. The Debentures and the related income statement effects are eliminated in the Company’s consolidated financial statements.

          The Company has irrevocably and unconditionally guaranteed the obligations of the trusts, but only to the extent of funds held by the trusts. Distributions on the Capital Securities are cumulative. The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default as to the terms of the Debentures. In June 2001, the Company was prohibited by the Federal Reserve Bank of Richmond (the “FRBR”) from making scheduled periodic dividend payments to either of the trusts. Generally, the FRBR’s policy is that bank holding companies pay dividends out of earnings in the prior four quarters. Therefore, the FRBR required the Company to defer payment to the Capital Trusts. During the second quarter of 2002 the Company received approval from the FRBR to pay current and previously deferred interest payments on both City Holding Capital Trust and City Holding Capital Trust II preferred securities. During the third quarter of 2002, the Company remitted interest payments, including interest on previously deferred payments, to the Capital Trusts and reestablished regular interest payments according to the terms of the Capital Trusts.

          The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company’s two trusts:

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

          The obligations outstanding under the aforementioned trusts are classified as “Corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of City Holding Company” in the liabilities section of the Consolidated Balance Sheets. Distributions on the capital securities are recorded in the Consolidated Statements of Income as interest expense. The Company’s interest payments on the debentures are fully tax-deductible.

Note H – Commitments and Contingent Liabilities

          In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At September 30, 2002, commitments outstanding to extend credit totaled approximately $216.51 million, the majority of which was associated with the Company’s home equity products. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $5.88 million as of September 30, 2002. Substantially all standby letters of credit have historically expired unfunded.

          Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note I – Intangible Assets

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets and carries forward its provisions related to internally developed intangible assets without reconsideration. Under Statement No. 142, certain goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. Effective January 1, 2002, the Company ceased amortization of certain goodwill in accordance with Statement No. 142.

          The following table depicts the pro forma effect of Statement 142 on earnings and earnings per share for the nine months and three months ended September 30:

	Nine Months Ended September 30,

	2002	2001

	(in thousands, except per share data)
Reported net income (loss)	$23,051	$(33,595)
Add back goodwill amortization, net of tax	—	312

Adjusted net income (loss)	$23,051	$(33,283)

Basic and diluted earnings per share:
Reported net income (loss)	$1.37	$(1.99)
Goodwill amortization, net of tax	—	0.02

Adjusted net income (loss)	$1.37	$(1.97)

	Three Months Ended September 30,

	2002	2001

	(in thousands, except per share data)

Reported net income (loss)	$8,972	$(7,795)
Add back goodwill amortization, net of tax	—	93

Adjusted net income (loss)	$8,972	$(7,702)

Basic and diluted earnings per share:
Reported net income (loss)	$0.53	$(0.46)
Goodwill amortization, net of tax	—	—

Adjusted net income (loss)	$0.53	$(0.46)

          As of September 30, 2002 and December 31, 2001, the carrying amount of goodwill approximated $5.49 million. Of the total recorded value of goodwill, $3.02 million is directly attributable to the Company’s insurance-related operations and the remaining $2.47 million is attributable to the Company’s branch network. Core deposit intangibles approximated $1.32 million and $1.55 million as of September 30, 2002 and December 31, 2001, respectively. The amortization expense for core deposit intangibles for each of the next five years is as follows:

Projected Amortization Expense

(in thousands)
Remainder of 2002	$78
2003	312
2004	312
2005	312
2006	302

Total	$1,316

          Statement No. 142 requires a transitional impairment test to be applied to all goodwill and other indefinite lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Company, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. The Company performed its transitional impairment tests on its goodwill assets and concluded that the recorded value of the Company’s goodwill was not impaired.

          In October 2002, the FASB issued Statement No. 147, Acquisitions of Financial Institutions, which clarified the accounting for branch acquisitions previously accounted for under FASB Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions. Since the Company has not acquired any branches in the past subject to the accounting requirements of Statement No. 72, the adoption of Statement No. 147 will not impact the Company’s financial position or results of operations.

Note J – Segment Information

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

          During 2001, the Company completed a comprehensive reorganization plan that changed the Company’s business model and refocused attention and resources on the Company’s core West Virginia community banking franchise. As part of this reorganization, the Company completed its exit from mortgage banking activities, sold its internet service and direct mail divisions, sold its investment brokerage accounts, and sold its California banking operations. As a result of this reorganization, the Company maintains City National Bank of West Virginia as its sole operating subsidiary and, beginning January 1, 2002, the Company no longer maintains multiple reportable business segments.

          Selected segment information for the nine and three month periods ended September 30, 2001 is included in the following table:

(in thousands)	Community Banking	Mortgage Banking	Other Financial Services	General Corporate	Eliminations	Consolidated

For the nine months ended September 30, 2001
Net interest income (expense)	$74,168	$(5,678)	$(48)	$(1,562)	$—	$66,880
Provision for loan losses	30,358	—	—	—	—	30,358

Net interest income after provision for loan losses	43,810	(5,678)	(48)	(1,562)	—	36,522
Other income	20,525	2,416	7,305	2,474	(3,277)	29,443
Other expenses	75,721	7,094	6,428	5,895	(3,277)	91,861

(Loss) income before income taxes and cumulative effect of accounting change	(11,386)	(10,356)	829	(4,983)	—	(25,896)
Income tax (benefit) expense	(4,466)	(4,360)	575	(2,035)	—	(10,286)

(Loss) income before cumulative effect of accounting change	(6,920)	(5,996)	254	(2,948)	—	(15,610)
Cumulative effect of accounting change, net of tax	—	(17,985)	—	—	—	(17,985)

Net (Loss) income	$(6,920)	$(23,981)	$254	$(2,948)	$—	$(33,595)

Average assets	$2,483,860	$109,396	$7,256	$7,098	$(119,688)	$2,487,922

(in thousands)	Community Banking	Mortgage Banking	Other Financial Services	General Corporate	Eliminations	Consolidated

For the three months ended September 30, 2001
Net interest income (expense)	$25,283	$(1,110)	$(11)	$(460)	$—	$23,702
Provision for loan losses	14,348	—	—	—	—	14,348

Net interest income after provision for loan losses	10,935	(1,110)	(11)	(460)	—	9,354
Other income	7,546	52	653	1	(43)	8,209
Other expenses	28,430	317	739	1,130	(43)	30,573

(Loss) income before income taxes and cumulative effect of accounting change	(9,949)	(1,375)	(97)	(1,589)	—	(13,010)
Income tax (benefit) expense	(4,018)	(525)	(21)	(651)	—	(5,215)

(Loss) income before cumulative effect of accounting change	(5,931)	(850)	(76)	(938)		(7,795)
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—

Net (Loss) income	$(5,931)	$(850)	$(76)	$(938)	$—	$(7,795)

Average assets	$2,393,175	$95,632	$4,977	$7,029	$(117,580)	$2,383,233

Note K – Earnings per Share

          The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended September 30,

	2002	2001

	(in thousands, except per share data)
Numerator:
Net income (loss)	$23,051	$(33,595)

Denominator:
Denominator for basic earnings (loss) per share:
Average shares outstanding	16,861	16,888
Effect of dilutive securities:
Employee stock options	235	—

Denominator for diluted earnings (loss) per share	17,096	16,888

Basic earnings (loss) per share	$1.37	$(1.99)

Diluted earnings (loss) per share	$1.35	$(1.99)

	Three months ended September 30,

	2002	2001

	(in thousands, except per share data)
Numerator:
Net income (loss)	$8,972	$(7,795)

Denominator:
Denominator for basic earnings (loss) per share:
Average shares outstanding	16,804	16,888
Effect of dilutive securities:
Employee stock options	336	—

Denominator for diluted earnings (loss) per share	17,140	16,888

Basic earnings (loss) per share	$0.53	$(0.46)

Diluted earnings (loss) per share	$0.52	$(0.46)

          Options to purchase 68,799 shares of common stock at exercise prices between $25.66 and $42.75 per share were outstanding during the first nine months of 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 625,738 shares of common stock at exercise prices between $5.75 and $42.75 per share were outstanding during the first nine months of 2001 but were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the Company’s net loss reported for the first nine months of 2001.

Note L – New Accounting Pronouncement

          In October 2002, the FASB issued an Exposure Draft, Accounting for Stock-Based Compensation – Transition and Disclosure, which would amend FASB Statement No. 123, Accounting for Stock-Based Compensation. The purpose of the proposed amendment is to (i) enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption and (ii) make available to investors more frequent disclosure about the cost of employee stock options. The proposed changes would provide three methods of transition for companies that voluntarily adopt the fair value method of recording expenses relating to employee stock options. In addition, the amendment proposed more prominent disclosures about the cost of stock-based employee compensation and an increase in the frequency of those disclosures to include publication in quarterly financial statements. Currently, companies are not required to present stock option disclosures in interim financial statements. The FASB plans to issue the amendment to Statement 123 by the end of 2002 and its provisions would be effective immediately upon issuance. The proposed disclosures to be provided in annual financial statements would be required for fiscal years ending after December 15, 2002. The proposed disclosures to be provided in interim financial information would be required as of the first interim period beginning after December 15, 2002, with earlier application encouraged.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Accounting Policies

          The accounting policies of the Company conform with accounting principles generally accepted in the United States and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change.

          The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2001 Annual Report to Stockholders. The information included in this Form 10-Q Quarterly Report, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analyses of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report of the Company.

          Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of retained interests in securitized mortgage loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 27-30 of this Form 10-Q Quarterly Report provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon management’s evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

          Note C, beginning on page 10 of this Form 10-Q Quarterly Report, and pages 30-31 provide management’s analysis of the Company’s retained interests in securitized mortgage loans. When the Company sold certain receivables in securitizations of high loan-to-value loans, it retained a financial interest in the securitizations. The financial interest or retained interest is comprised of the estimated fair value of two components: (1) the excess cash flows between interest collected on the underlying collateral loans minus interest paid to third-party investors plus fees paid for servicing, insurance, and trustee costs, and (2) over-collateralization. Because quoted market prices are not readily available for retained interests, the Company estimates their fair values using cash flow modeling techniques that incorporate management’s best estimates of key assumptions—loan default rates, loan prepayment rates, and discount rates commensurate with the risks involved.

          The Company recognizes the excess cash flows attributable to the retained interests over the carrying value of the retained interests as interest income over the life of the retained interests using the effective yield method. The Company updates the estimate of future cash flows on a quarterly basis. If upon evaluation there is a favorable change in estimated cash flows from the cash flows previously projected, the Company recalculates the amount of accretable yield and accounts for the change prospectively with the amount of accretion adjusted over the remaining life of the retained interests. Conversely, if upon evaluation there is an adverse change in either the amount or timing of the estimated future cash flows, an other-than-temporary impairment loss is recorded in the Company’s Consolidated Statements of Income and the accretable yield is negatively adjusted.

Financial Summary

Nine Months Ended September 30, 2002 vs. 2001

          The Company reported consolidated net income of $23.05 million, or $1.35 per diluted common share, for the nine months ended September 30, 2002, compared to a consolidated net loss of $33.60 million, or $1.99 per common share, for the first nine months of 2001. Return on average assets (“ROA”) was 1.49% and return on average equity (“ROE”) was 19.72% for the nine months ended September 30, 2002, compared to (1.80)% and (28.92)%, respectively, for the first nine months of 2001.

          The significant improvement in the Company’s earnings from 2001 to 2002 is primarily centered in two areas: (1) credit quality, including expenses associated with the provision for loan losses, and (2) retained interests in securitized mortgage loans. In terms of credit quality, the Company’s non-performing loans have declined from $32.06 million as of September 30, 2001 to $2.56 million as of September 30, 2002. As a result, and as more fully discussed under the caption Allowance and Provision for Loan Losses, the provision for loan losses declined $28.56 million, or 94.07%, from $30.36 million for the nine months ended September 30, 2001 to $1.80 million for the same period in 2002. As previously disclosed, the Company believes that the majority of its credit quality issues were identified and provided for during 2001 and that there has been relatively minimal deterioration in credit quality thus far in 2002. Based on the Company’s analysis of the adequacy of the allowance for loan losses as of September 30, 2002, the allowance determined necessary to provide for losses inherent in the loan portfolio has declined significantly as of September 30, 2002, resulting in a related decline in provision expense through September 30, 2002.

          Accounting for the Company’s retained interests in securitized mortgage loans also had a significant negative impact on the Company’s earnings in 2001. During 2001, the Company reported a $17.99 million after-tax charge against earnings resulting from its adoption of new accounting rules associated with accounting for retained interests. Additionally, during 2001 the Company reported a $1.42 million after-tax impairment charge associated with the estimated fair value of its retained interests. The combined effect of these events resulted in a $19.41 million after-tax charge against earnings in 2001. No such expenses were necessary through September 30, 2002.

          Additionally, 2002 earnings have been positively affected by significant increases in service charge revenues and sizeable decreases in compensation costs and other non-interest expenses (see Non-Interest Income and Expense). Declines experienced in non-interest expense are due to (a) management’s efforts to bring the Company in-line with peer group averages for operational efficiencies and (b) a number of non-recurring charges against income recorded during 2001 as the Company implemented its reorganization plan.

Three Months Ended September 30, 2002 vs. 2001

          The Company reported consolidated net income of $8.97 million, or $0.52 per diluted common share, for the three months ended September 30, 2002, compared to a consolidated net loss of $7.80 million, or $0.46 per common share, for the third quarter of 2001. ROA was 1.79% and ROE was 22.23% for the three months ended September 30, 2002, compared to (1.31)% and (20.81)%, respectively, for the third quarter of 2001.

          The significant improvement in the Company’s earnings from quarter-to-quarter is primarily attributable to the $14.35 million, or 100%, decline in provision for loan losses. As more fully discussed under the caption Allowance and Provision for Loan Losses, the Company recorded no provision for loan losses during the third quarter of 2002, based on management’s analysis of the adequacy of the allowance for loan losses as of September 30, 2002. Additionally, compensation costs declined $4.25 million, or 35.69%, from $11.90 million for the third quarter of 2001 to $7.65 million in 2002. This decline was due, in part, to a $2.20 million charge against earnings recorded in 2001 associated with an employee severance and outplacement program implemented during the third quarter of 2001. The Company also experienced a $4.47 million, or 85.10%, decline in professional fees and litigation expense, quarter-to-quarter.  During the third quarter of 2001, the Company recorded a $3.00 million charge against earnings associated with litigation related to operations the Company had either sold or closed. Also during the third quarter of 2001, the Company recorded a $1.39 million charge for consulting-related professional fees associated with the Company’s implementation of its overall reorganization and expense reduction strategy.

Net Interest Income

Nine Months Ended September 30, 2002 vs. 2001

          On a tax equivalent basis, net interest income declined $1.64 million, or 2.40%, from $68.26 million for the nine months ended September 30, 2001, to $66.63 million in 2002. The individual components that generate the Company’s net interest income, however, fluctuated much more significantly period-to-period. The average balance of the Company’s total loans declined $576.32 million, or 31.22%, from $1.85 billion in 2001 to $1.27 billion in 2002. Of this decline, approximately $147 million is attributable to the Company’s sale of its California banking operations in November 2001. The remaining $429 million decline in the average balance of loans is primarily the result of management’s efforts to improve the Company’s loan quality, reduce the Company’s reliance on higher-costing funding sources, exit certain loan products (e.g. indirect lending), and exit out-of-market loan originations. Within the Company’s loan portfolio, only the home equity loan product has experienced significant loan growth, increasing $86.98 million, or 88.67%, from $98.10 million at December 31, 2001 to $185.08 million at September 30, 2002. As more fully discussed under the caption Allowance and Provision for Loan Losses, management has targeted the home equity loan product for future volume growth. Excluding the impact of interest rates, volume declines within the loan portfolio have resulted in a $33.92 million decline in interest income during the first nine months of 2002 as compared to the same period in 2001. The declining interest rate environment resulted in an additional decrease in interest income of $12.21 million, comparing the same periods.

          Partially offsetting the decline in average loan balances, the average balance of the Company’s investment portfolio has increased $162.81 million, or 45.84%, from $355.17 million in 2001 to $517.98 million in 2002. Within the investment portfolio, the majority of this increase is related to a $45.73 million, or 51.07%, increase in government-

sponsored mortgage-backed securities since December 31, 2001 and with the Company’s investment in trust preferred securities issued by other financial institutions. As of September 30, 2002, the Company reported investments in trust preferred securities of $49.58 million, compared with no such investments at December 31, 2001. The increase in the average balance of the investment portfolio has resulted in a $6.39 million increase in interest income period-to-period, excluding the impact of interest rates. The declining interest rate environment has resulted in an offsetting $3.73 million decline in interest income over the same period.

          The Company’s investment in retained interests continues to be a significant contributor to net interest income. Interest income recognized from the retained interests increased $4.24 million, or 88.19%, from $4.80 million for the nine months ended September 30, 2001 to $9.04 million in 2002. During 2001, the Company began accruing interest income on the retained interests in the second quarter in conjunction with its adoption of new accounting rules. As further discussed under the caption Retained Interests, the determination of interest income accruals is dependent on complex cash flow modeling techniques that incorporate a number of assumptions regarding the future performance of the underlying collateral loans.

          Similar to the aforementioned declines in loan balances, the average balance of the Company’s deposit products declined $345.66 million, or 17.42%, from $1.98 billion for the nine months ended September 30, 2001 to $1.64 billion in 2002. Of this decline, approximately $175 million is attributable to the Company’s sale of its California banking operations. The remaining $170 million decline is primarily due to declines in high-rate, special-term certificates of deposit (“CDs”). Although used significantly in prior periods as a source of liquidity to fund loan growth, the Company has since focused on funding its balance sheet with lower-costing core deposits and capital. As a result, the Company is choosing not to renew the CDs at higher than market interest rates. Excluding the impact of interest rates, the volume declines in deposit accounts resulted in an $11.26 million decline in interest expense, $10.91 million of which was solely attributable to time deposits, including CDs. Declining interest rates resulted in an additional decrease in interest expense of $21.11 million, $10.99 million of which was directly related to time deposits.

Three Months Ended September 30, 2002 vs. 2001

          On a tax equivalent basis, net interest income declined $1.77 million, or 7.34%, from $24.13 million for the three months ended September 30, 2001 to $22.36 million in 2002. For the same reasons as discussed above in the comparison of the nine-month periods, average loan balances declined $520.86 million, or 30.16%, from $1.73 billion in the third quarter of 2001 to $1.21 billion in the third quarter of 2002. As a result of volume declines in loan balances, interest income declined $10.15 million, quarter-to-quarter, while the lower interest rates in 2002 resulted in an additional $4.18 million decline in interest income.

          These declines were partially offset by a $192.14 million, or 55.82%, increase in the average balance of the Company’s investment portfolio. As discussed above, the majority of this volume increase is attributable to government-sponsored mortgage-backed securities and trust preferred securities issued by other financial institutions. The increase in the average balance of the investment portfolio resulted in a $4.38 million increase in interest income, partially offset by a $2.86 million decline in interest income resulting from lower interest rates in 2002.

          Also offsetting the declines in loan balances, the average balance of the Company’s deposit products declined $357.38 million, or 18.41%, from $1.94 billion in the third quarter of 2001 to $1.58 billion in 2002. As discussed above, this decline was due to the Company’s sale of its California banking operations in November 2001 and reduced reliance on higher-costing CD products. Volume declines in deposit products resulted in a $3.29 million decline in interest expense and lower interest rates in 2002 resulted in an additional decline, quarter-to-quarter of $6.42 million in interest expense associated with deposit products.

Average Balance Sheets and Net Interest Income
(in thousands)

	Nine months ended September 30,

	2002			2001

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Loan portfolio (1)	$1,269,415	$71,825	7.54%	$1,830,159	$116,950	8.52%
Loans held for sale	—	—	—	15,572	982	8.41
Securities:
Taxable	463,109	14,965	4.31	286,702	11,529	5.36
Tax-exempt (2)	54,875	3,178	7.72	68,468	3,954	7.70

Total securities	517,984	18,143	4.67	355,170	15,483	5.81
Retained interest in securitized loans	75,122	9,037	16.04	72,105	4,802	8.88
Federal funds sold	38,591	456	1.58	30,072	762	3.38

Total earning assets	1,901,112	$99,461	6.98%	2,303,078	$138,979	8.05%
Cash and due from banks	59,338			61,716
Bank premises and equipment	41,106			54,031
Other assets	99,214			110,952
Less: allowance for possible loan losses	(38,066)			(41,855)

Total assets	$2,062,704			$2,487,922

Liabilities
Demand deposits	$373,922	$1,601	0.57%	$417,073	$8,273	2.64%
Savings deposits	303,440	2,333	1.03	290,693	6,133	2.81
Time deposits	686,287	19,255	3.74	1,001,672	41,149	5.48
Short-term borrowings	112,754	1,751	2.07	187,010	7,476	5.33
Long-term debt	36,372	1,525	5.59	32,643	1,650	6.74
Trust preferred securities	87,500	6,369	9.71	87,500	6,034	9.19

Total interest-bearing liabilities	1,600,275	32,834	2.74	2,016,591	70,715	4.68
Demand deposits	274,439			274,312
Other liabilities	32,164			42,113
Stockholders’ equity	155,826			154,906

Total liabilities and stockholders’ equity	$2,062,704			$2,487,922

Net interest income		$66,627			$68,264

Net yield on earning assets			4.67%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2002 vs. 2001 Increase (Decrease) Due to Change In:

	Volume	Rate	Net

Interest-earning assets:
Loan portfolio	$(32,935)	$(12,208)	$(45,143)
Loans held for sale	(982)	—	(982)
Securities:
Taxable	7,182	(3,746)	3,436
Tax-exempt (1)	(795)	19	(776)

Total securities	6,387	(3,727)	2,660
Retained interest in securitized loans	209	4,026	4,235
Federal funds sold	302	(590)	(288)

Total interest-earning assets	$(26,528)	$(12,990)	$(39,518)

Interest-bearing liabilities:
Demand deposits	$(778)	$(5,894)	$(6,672)
Savings deposits	426	(4,226)	(3,800)
Time deposits	(10,909)	(10,985)	(21,894)
Short-term borrowings	(2,254)	(3,471)	(5,725)
Long-term debt	251	(376)	(125)
Trust preferred securities	—	335	335

Total interest-bearing liabilities	$(13,264)	$(24,617)	$(37,881)

Net Interest Income	$(13,264)	$11,627	$(1,637)

(1) Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended September 30,

	2002			2001

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Loan portfolio (1)	$1,213,295	$22,443	7.40%	$1,726,843	$36,607	8.48%
Loans held for sale	—	—	—	7,310	150	8.21
Securities:
Taxable	484,793	5,278	4.35	280,021	3,525	5.04
Tax-exempt (2)	51,559	1,002	7.77	64,192	1,235	7.70

Total securities	536,352	6,280	4.68	344,213	4,760	5.53
Retained interest in securitized loans	77,939	3,240	16.63	67,030	2,506	14.95
Federal funds sold	23,812	89	1.50	72,367	607	3.36

Total earning assets	1,851,398	$32,052	6.92%	2,217,763	$44,630	8.05%
Cash and due from banks	51,398			59,884
Bank premises and equipment	39,758			48,551
Other assets	93,127			103,392
Less: allowance for possible loan losses	(29,469)			(46,357)

Total assets	$2,006,212			$2,383,233

Liabilities
Demand deposits	$364,858	$503	0.55%	$425,934	$2,139	2.01%
Savings deposits	299,313	556	0.74	292,433	1,762	2.41
Time deposits	644,993	5,512	3.42	948,035	12,378	5.22
Short-term borrowings	110,761	610	2.20	149,884	1,659	4.43
Long-term debt	34,522	440	5.10	29,993	534	7.12
Trust preferred securities	87,500	2,068	9.45	87,500	2,024	9.25

Total interest-bearing liabilities	1,541,947	9,689	2.51	1,933,779	20,496	4.24
Demand deposits	274,872			275,012
Other liabilities	27,986			24,581
Stockholders’ equity	161,407			149,861

Total liabilities and stockholders’ equity	$2,006,212			$2,383,233

Net interest income		$22,363			$24,134

Net yield on earning assets			4.83%			4.35%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2002 vs. 2001 Increase (Decrease) Due to Change In:

	Volume	Rate	Net

Interest-earning assets:
Loan portfolio	$(10,002)	$(4,180)	$(14,182)
Loans held for sale	(150)	—	(150)
Securities:
Taxable	4,696	(2,943)	1,753
Tax-exempt (1)	(317)	84	(233)

Total securities	4,379	(2,859)	1,520
Retained interest in securitized loans	435	299	734
Federal funds sold	(266)	(234)	(500)

Total interest-earning assets	$(5,529)	$(7,049)	$(12,578)

Interest-bearing liabilities:
Demand deposits	$(270)	$(1,366)	$(1,636)
Savings deposits	281	(1,487)	(1,206)
Time deposits	(3,300)	(3,566)	(6,866)
Short-term borrowings	(359)	(690)	(1,049)
Long-term debt	389	(483)	(94)
Trust preferred securities	—	44	44

Total interest-bearing liabilities	$(3,259)	$(7,548)	$(10,807)

Net Interest Income	$(2,270)	$499	$(1,771)

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

          The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. This includes a systematic weighted method of adjusting historical charge-off percentages that are used to allocate the allowance for loan losses to credits not individually evaluated for impairment. These loans are grouped by pools with similar risk characteristics and the related historical charge-off percentages are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, loss trends, and interest rate risk.

          The allowance for loan losses decreased $20.01 million, or 41.15%, from $48.64 million at December 31, 2001 to $28.62 million as of September 30, 2002. Based on management’s analysis of the adequacy of the allowance for loan losses, including consideration of the significant decline in non-performing loans and the decline in total loan balances since December 31, 2001, the provision for loan losses decreased $28.56 million, or 94.07%, from $30.36 million for the nine months ended September 30, 2001 to $1.80 million for the first nine months of 2002.

          The allowance allocated to the commercial portfolio decreased by $15.90 million, or 49.03%, from $32.43 million as of December 31, 2001 to $16.53 million as of September 30, 2002. During the first nine months of 2002, the Company recorded gross charge-offs of $18.50 million within the commercial loan portfolio, reflecting management’s intention to resolve problem loans either through collection, loan sales, or otherwise disposing of problem loans in a timely manner. Overall, the commercial loan portfolio declined $58.86 million, or 13.66%, from $430.75 million as of December 31, 2001 to $371.89 million as of September 30, 2002, including approximately $16.4 million of large commercial credits that had been previously classified as substandard or doubtful that were paid off during the period as borrowers obtained financing from other institutions. As a result of these payoffs and management’s other efforts to improve the credit quality of the commercial portfolio, commercial loans past due 30 days or greater declined from $11.37 million at December 31, 2001 to $0.19 million as of September 30, 2002.

          Excluding the Company’s home equity loan product, residential real estate loans declined $144.54 million, or 22.90%, during the first nine months of 2002. As a result, the allowance allocated to the real estate portfolio declined $2.12 million, or 22.34%, from $9.49 million at December 31, 2001 to $7.37 million at September 30, 2002. Additionally, during 2002 management sold under-performing residential mortgage loans with unpaid principal balances of approximately $4.97 million.

          The allowance allocated to the consumer loan portfolio declined $2.01 million, or 29.96%, from $6.71 million at December 31, 2001 to $4.70 million at September 30, 2002. This decline was due, in part, to the $79.75 million, or 34.63%, decline in the outstanding balance of installment, indirect and credit card loans during the first nine months of 2002. Additionally, consumer loans past due 30 days or greater improved from $7.11 million at December 31, 2001 to $3.73 million at September 30, 2002. This represents a 47.54% improvement in delinquencies within the consumer loan portfolio during the first nine months of 2002.

          Home equity lending is an area the Company has identified and targeted for continued loan growth. During the first nine months of 2002, the Company has experienced an $86.98 million, or 88.67%, increase in outstanding loan balances and management intends to continue to pursue loan growth in this product line. Generally, home equity lending is believed to provide the Company with an improved collateral position, as opposed to installment/consumer lending, and provides customers with an additional borrowing alternative. The significant increase in home equity lending has effectively replaced the declines experienced in the outstanding balances of installment and indirect loans and, therefore, has begun to change the overall mix of the Company’s loan portfolio. The significant growth within the home equity portfolio is one of the factors considered by management in its assessment of the allowance for loan losses.

          Other factors considered in evaluating the adequacy of the allowance for loan losses include management’s intention to increase the size of the Company’s commercial loan portfolio. Although the commercial loan portfolio declined since December 31, 2001 (as discussed previously), the outstanding balance of commercial loans actually increased by approximately $10.07 million, or 2.78%, from June 30, 2002 to September 30, 2002. Similar to the effects of the growth within the home equity product line, the increase in commercial loans from the second quarter of 2002 also begins to change the mix of the Company’s total loan portfolio. Additionally, the continued uncertainty associated with national and local economic conditions poses a threat to the credit quality of the Company’s loan portfolio and has been considered in the Company’s allowance for loan losses methodology.

          As disclosed in prior quarters and in the Company’s Annual Report, management has implemented a number of policy changes and dedicated significant time and resources to address and resolve the Company’s credit quality concerns. During 2001, much of this effort was devoted to improving the process for identifying problem loans and providing for probable losses associated with those credits. During the second half of 2001 and the first six months of 2002, the Company intensified its efforts to resolve those problem loans previously identified. In addition to tightening credit standards for new loan volume, the Company focused on resolving problem loans through remedial action, loan sales, and the pursuit of other efforts to ultimately remove problem loans from the Company’s balance sheet. During 2001, the Company retained the services of a team of commercial lenders with strong workout experience to assist in resolving identified problem credits.

As a result of the Company’s efforts, a number of problem loans have been sold, refinanced outside of the Company, or charged-off. While charge-offs for the first nine months of 2002 were extremely high, these actions are consistent with management’s goal to restore a higher level of credit quality within the loan portfolio. The results of the Company’s actions are evidenced by the $24.45 million, or 94.18%, decline in non-accrual loans and the $2.39 million, or 69.54%, decline in accruing loans past due 90 days or greater. Loans charged-off, however, will continue to be pursued to recover losses where possible. In fact, the Company recorded net recoveries of $0.6 million during the third quarter of 2002, reflecting management’s intention to vigorously pursue collection of previously charged-off loans. Since January 1, 2001, the Company has recorded net charge-offs of approximately $43.93 million and, as a result, has an opportunity to successfully achieve net recoveries in future periods.

          In addition to potential net recoveries in future periods, the Company could experience improvement in the level of charge-offs as a percent of outstanding loan balances or success in transferring loans which the Company presently has reserved for to other financial institutions. Each of these factors could result in lower or negative provision expense in future periods. Conversely, in future periods the Company may need to take additional provision expense associated with the existing loan portfolio due to factors not currently known to management. Factors that might require additional provision expense would include deterioration in the financial condition of borrowers or a higher level of charge-offs as a percent of outstanding loan balances as compared to historical trends. Future provision for loan losses will be dependent upon trends in loan balances, changes in loan quality, and, as previously discussed, potential recoveries on charged-off loans.

          Continual monitoring of the loan portfolio and emphasis on collection of charged-off loans will continue to be one of the Company’s highest priorities into 2003. As of September 30, 2002, the Company believes that its goals of identifying and resolving problem loans is largely complete, with non-performing loans having reached extremely low levels. Based on the Company’s analysis and consideration of the known factors utilized in computing the allowance for loan losses, management believes that the allowance for loan losses as of September 30, 2002 is adequate to provide for probable losses inherent in the Company’s loan portfolio.

	Nine months ended September 30,		Year ended December 31, 2001

	2002	2001

Allowance for Loan Losses
Balance at beginning of period	$48,635	$40,627	$40,627
Charge-offs:
Commercial, financial and agricultural	(18,498)	(9,277)	(15,912)
Real estate-mortgage	(6,939)	(2,155)	(3,379)
Installment loans to individuals	(3,627)	(5,467)	(7,071)

Total charge-offs	(29,064)	(16,899)	(26,362)
Recoveries:
Commercial, financial and agricultural	5,181	1,642	2,144
Real estate-mortgage	709	271	513
Installment loans to individuals	1,362	1,197	1,586

Total recoveries	7,252	3,110	4,243

Net charge-offs	(21,812)	(13,789)	(22,119)
Provision for loan losses	1,800	30,358	32,178
Balance of sold institutions	—	—	(2,051)

Balance at end of period	$28,623	$57,196	$48,635

As a Percent of Average Total Loans:
Net charge-offs (annualized)	2.29%	1.00%	0.61%
Provision for loan losses (annualized)	0.19	2.21	1.29
As a Percent of Non-Performing Loans:
Allowance for loan losses	1,119.40%	174.05%	199.88%

	As of September 30,		As of December 31, 2001

	2002	2001

Summary of Non-performing Assets
Non-accrual loans	$1,511	$28,044	$25,957
Accruing loans past due 90 days or more	1,046	3,916	3,434
Restructured loans	—	902	167

Total non-performing loans	2,557	32,862	29,558
Other real estate owned	1,079	2,836	2,866

Total non-performing assets	$3,636	$35,698	$32,424

Retained Interests

          Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in the securitizations comprised of (1) the excess interest collected on the underlying collateral loans over the interest paid to third-party investors and administrative fees and (2) overcollateralization, or the excess principal balance of the underlying collateral loans over the principal balances payable to the third-party investors. As of September 30, 2002, $257.23 million of securitized loans remain outstanding and principal balances payable to investors approximate $143.18 million. As a result, the Company’s retained interests in securitized mortgage loans represents the Company’s financial interest in $114.05 million of overcollateralization and the excess interest to be derived from $257.23 million of loans still outstanding over the interest to be paid to investors on $143.18 million of principal outstanding as of September 30, 2002, plus administrative fees. As of September 30, 2002, the weighted-average interest rate earned on the collateral loans approximates 12.44% and the weighted-average interest rate paid to investors approximates 6.95%. Administrative fees, comprised primarily of loan servicing fees, trustee fees, and insurance premiums, represent an additional 1.44%.

          Neither the outstanding balance of the collateral loans nor the outstanding principal owed to investors is included in the Company’s Consolidated Balance Sheets. The third-party investors do not have direct recourse to the Company for amounts of principal or interest owed to them. The Company provides limited recourse by accepting the “first loss” position in the securitizations. To the extent the underlying collateral loans default, the overcollateralization that currently exists is used to provide additional loss protection to the investors. However, to the extent that loan defaults exceed those projected by the Company in estimating the fair value of its retained interests, the Company could experience impairment in the fair value of its retained interests and recognize an impairment loss in its Consolidated Statements of Income. Insurance premiums paid from the excess cash flows provide insurance for the benefit of the investors to further protect investors from a loss of principal. The Company would not be obligated to provide additional funds or assets in the event that the overcollateralization is extinguished by excessive defaults experienced in the underlying collateral pools or if the insurer was unable to fulfill its commitment to the investors.

          As of September 30, 2002 and December 31, 2001, the Company reported retained interests in its securitizations of approximately $79.84 million and $71.27 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Using these assumptions, the Company forecasts the amount and timing of future cash flows that it expects to receive based on the then current outstanding balance of collateral loans and amounts owed to investors.

          The estimated fair value of the retained interests is accrued toward the expectation of when, and how much, cash will be received in the future. Currently, the retained interest assets generate relatively little cash for the Company, but the expectation is that significant amounts of cash will be remitted to the Company in future periods. Through September 30, 2002, the Company has received cash remittances approximating $0.43 million from the retained interests. Additionally, and as further discussed under the caption Capital Resources, regulatory agencies recently modified the regulatory capital requirements for retained interests. Such changes resulted in an increased capital allocation for purposes of computing risk-based capital ratios.

Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets decreased from $47.44 million at December 31, 2001 to $31.04 million at September 30, 2002. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. For example, realization of the deferred tax asset attributable to the allowance for loan losses is expected to occur as additional loan charge-offs, which have already been provided for within the Company’s financial statements, are realized. Of the $16.40 million, or 34.57%, decline in the balance of the Company’s net deferred tax assets during the first nine months of 2002, $8.01 million is attributable to loan charge-off activity recorded during the period. Additionally, $2.54 million of the decline is associated with the Company’s retained interests.   The Company believes that it is more

likely than not that each of the net deferred tax assets will be realized and that no valuation allowance is necessary as of September 30, 2002.

Non-Interest Income and Non-Interest Expense

Nine Months Ended September 30, 2002 vs. 2001

          Non-Interest Income:  Non-interest income declined $4.89 million, or 16.62%, from $29.44 million for the nine months ended September 30, 2001 to $24.55 million in 2002. Within this category, Other Income declined $5.01 million, or 55.83%, from $8.97 million in 2001 to $3.96 million in 2002, primarily as a result of the Company’s exit from non-core banking activities and a $3.37 million gain realized in 2001 related to the Company’s sale of its internet service and direct mail divisions. Mortgage banking income declined $3.15 million, or 83.48%, period-to-period, as a result of the Company’s exit from out-of-market loan origination and loan servicing activities.

          Partially offsetting the declines in Other Income and Mortgage Banking Income, revenues derived from service charges earned on deposit relationships increased $4.56 million, or 37.58%, from $12.15 million for the nine months ended September 30, 2001 to $16.71 million in 2002. Revenue increases related to service charges are the result of policy changes implemented in 2001, fee increases in 2001 to match competitor pricing in the Company’s local markets, and management’s continued focus on sales and marketing strategies to increase fee-based income derived from core banking relationships. Gains realized from investment security transactions declined $1.02 million, or 56.36%, period-to-period, and are largely attributable to transactions associated with the Company’s investment in a mutual fund that generates capital gains, as opposed to interest income.

          Non-Interest Expense:  Non-interest expense declined $38.56 million, or 41.97%, from $91.86 million for the nine months ended September 30, 2001 to $53.30 million in 2002. This significant decline was due to the combined effect of recognizing sizeable charges against income in 2001 as the Company continued to implement its reorganization plan, coupled with the cost savings that have been achieved in 2002 as a result of having completed the reorganization effort. For example, compensation costs declined $9.30 million, or 27.69%, from $33.58 million in 2001 to $24.28 million in 2002. During 2001, the Company recorded $3.42 million of compensation-related expenses associated with employee severance and outplacement costs as the Company implemented a revised staffing model. Having completed the implementation of the new staffing model, the number of full-time equivalent employees fell to 743 in the third quarter of 2002, compared to 870 at September 30, 2001, thus resulting in sizeable costs savings in 2002. Additionally, the Company recorded $4.63 million of compensation costs through September 30, 2001 related to subsidiaries and divisions the Company sold or closed in 2001, also resulting in lower compensation costs in 2002.

          Expenses associated with the Company’s out-of-market loan production offices have been eliminated in 2002 as a result of the Company’s exit from out-of-market loan origination activities in 2001. This represented a cost savings of $2.20 million for the nine months ended September 30, 2002, as compared to 2001.

          Professional fees and litigation expense declined $5.55 million, or 72.02%, from $7.70 million in 2001 to $2.16 million in 2002. This decline was due, in part, to a $3.00 million charge against income reported in the third quarter of 2001 related to litigation associated with operations the Company had either sold or closed. Additionally, during 2001 the Company incurred consulting fees related to the development and implementation of the Company’s reorganization plan that resulted in higher professional fees for the nine months ended September 30, 2001, as compared to 2002.

          Expenses related to other real estate owned (“OREO”) and other repossessed assets declined $1.56 million, or 70.10%, from $2.23 million in 2001 to $0.67 million in 2002 as a result of management’s efforts to improve asset quality and reduce costs associated with managing and selling foreclosed and repossessed assets. Losses associated with the impairment in value of fixed assets and the disposal of fixed assets approximated $3.38 million in 2001, resulting from the Company’s plan to consolidate operations and exit certain branch and other operational facilities and write-off the recorded value of certain capitalized software that no longer fit the Company’s new business model. No such expenses were recorded in 2002.

          Other Expenses declined $6.41 million, or 39.78%, from $16.12 million for the nine months ended September 30, 2001 to $9.71 million in 2002. During 2001, the Company recorded a $1.90 million charge to record a contractual obligation to FNMA, a $1.97 million charge associated with the sale of the Company’s direct mail division, and a $1.30 million charge to reflect an estimated obligation to repurchase previously sold or securitized mortgage loans as a result of document deficiencies found to exist in the loan files. No such expenses were recorded during 2002. During 2001, the Company also recorded approximately $0.50 million amortization expense associated with the recorded balance of goodwill, which, as discussed in Note I, is no longer amortized. In addition to the aforementioned expenses, Other Expenses generally include depository losses, indirect expenses associated with originating loans, recruiting and relocation expenses, director compensation, and data processing expenses.

Three Months Ended September 30, 2002 vs. 2001

          Non-Interest Income: Non-interest income increased $0.63 million, or 7.67%, from $8.21 million in the third quarter of 2001 to $8.84 million in the third quarter of 2002. This increase was due to the $1.46 million, or 30.14%, increase in service charge revenues as discussed above. The increase in service charge revenues was partially offset by a $0.25 million, or 43.83%, decline in gains realized from investment securities transactions and a $0.23 million, or 15.85%, decline in Other Income. As noted previously, investment security gains in both periods were primarily attributable to transactions associated with the Company’s investment in a mutual fund that generates capital gains, as opposed to interest income. However, as a result of the decline in interest rates over the past several months, gains realized from the mutual fund investment also declined. The decline in Other Income was largely due to the Company’s sale of its California banking operations in November 2001. The California operations contributed approximately $0.17 million to Other Income during the third quarter of 2001.

          Non-Interest Expense: For the same reasons discussed above for the nine-month period, non-interest expense declined $13.32 million, or 43.56%, from $30.57 million in the third quarter of 2001 to $17.26 million in 2002. Within this category, compensation costs declined $4.25 million, or 35.69%, quarter-to-quarter, as a result of a $2.14 million charge for severance and employee outplacement services recorded during the third quarter of 2001 and a 14.60% reduction in the number of full-time equivalent employees from September 30, 2001 to September 30, 2002. Professional fees and litigation expense declined $4.47 million, or 85.10%, quarter-to-quarter, primarily as a result of the $3.00 million charge recorded during the third quarter of 2001 associated with litigation involving operations the Company had either sold or closed. Additionally, the Company incurred approximately $1.27 million of consulting-related expense during the third quarter of 2001 associated with the development and implementation of the Company’s reorganization plan. Expenses associated with managing and selling OREO and other repossessed assets declined $1.29 million, or 98.09%, quarter-to-quarter, as a result of management’s efforts to improve asset quality, as previously noted. Other Expenses declined $0.90 million, or 20.42%, primarily as a result of the $1.30 million charge recorded during the third quarter of 2001 associated with the estimated obligation to repurchase mortgage loans previously sold or securitized.

Market Risk Management

          Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

Liquidity

          The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. Liquidity at the Parent Company level is largely dependent upon the dividend capacity of City National. Dividends paid by City National are essentially the sole source of cash for the Parent Company. The Office of the Comptroller of the Currency (the “OCC”) maintains a dividend policy that requires that any dividends in amounts exceeding the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by the OCC before City National can declare the dividend. Therefore, under the OCC’s dividend policy, City National must request and receive the OCC’s permission for any dividend payments to the Parent Company during 2002. Through September 30, 2002, the OCC had approved the payment of $32.00 million of cash dividends from City National to the Parent Company. As of September 30, 2002, the Parent Company reported cash balances, including a remaining dividend receivable from City National, of $18.96 million. Additionally, as of September 30, 2002, the Company had paid all current and previously deferred interest payments relative to the trust preferred securities issued by City Holding Capital Trust and City Holding Capital Trust II, and the Parent Company had reinstated the payment of cash dividends to holders of the Company’s common stock. As a result of these actions, management believes that the liquidity position of the Parent Company is adequate to satisfy its funding and cash needs as of September 30, 2002.

          Although the OCC approved these exceptions to its dividend policy and permitted the payment of cash dividends from City National to the Parent Company, there can be no assurance that the OCC will approve subsequent dividend requests by City National. Therefore, until City National has achieved a sustained level of earnings that will enable City National to comply with the OCC’s dividend policy, as noted above, cash balances available to the Parent Company will continue to be subject to OCC approval.

          The Federal Reserve Bank of Richmond (the “FRBR” and the primary regulatory of the Parent Company) maintains a dividend policy similar to the dividend policy of the OCC and requires that any dividends or similar cash distributions from the Parent Company be paid out of earnings achieved during the most recent four quarters. As a result of this policy, the Company had been prohibited from distributing interest payments on its trust preferred securities and dividends to holders of its common stock until it had received regulatory approval to do so during the second quarter of 2002. During the second quarter of 2002, the FRBR granted approval for the Company to reinstitute interest payments on its trust preferred securities and to pay common dividends to its stockholders. With the FRBR’s approval and as noted above, during the third quarter of 2002 the Company paid all current and deferred interest payments relative to its trust preferred securities and reinstated a cash dividend to the holders of its common stock.

          City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. City National attempts to maintain a stable, yet increasing, core deposit base as its primary funding source and manages relationships with external funding sources, including the Federal Home Loan Bank, to provide it with a second source of liquidity. Additionally, City National seeks to manage liquidity by maintaining a sufficient percentage of its total assets as liquid assets, such as its securities portfolio, that could be sold if necessary to provide additional funding sources. As of September 30, 2002, the Company believes that City National maintained a sufficient liquidity position to satisfy its funding and cash needs.

Regulatory Matters

          On May 16, 2002, the Company announced that it had received official notification that the OCC had terminated the formal agreement between the OCC and City National. The formal agreement was originally entered into between the OCC and City National in June 2000 and subsequently amended in September 2001. The formal agreement required City National to implement a number of remedial actions in the areas of strategic planning, loan portfolio management, liquidity management and other operations of City National. As a result of active participation and cooperation of management and the Board of Directors of City National and City Holding Company, the issues that led to the formal agreement were successful resolved, resulting in the OCC’s termination of the agreement. Similarly, a Memorandum of Understanding between City Holding Company’s Board of Directors and the FRBR was also terminated in conjunction with the termination of the formal agreement with the OCC. Although these regulatory agreements have been terminated, both City National and City Holding Company remain restricted in their ability to pay cash dividends without the prior approval of both the OCC and the FRBR. As previously discussed, these restrictions are the result of the aforementioned dividend policies maintained by the OCC and the FRBR.

Capital Resources

          During the first nine months of 2002, stockholders’ equity increased $14.36 million, or 9.81%, from $146.35 million at December 31, 2001, to $160.71 million at September 30, 2002, primarily as a result of net income of $23.05 million reported during the period. The increase in equity resulting from net income during the period was partially offset by cash dividends declared of $5.04 million and, as discussed below, common stock repurchases of $6.47 million.

          As previously disclosed, the Company received approval from the FRBR to engage in a stock repurchase program relative to either its outstanding common stock or its trust preferred securities, or both. Having obtained this approval, the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares (approximately 6% of total outstanding shares) of its common stock in open market purchases, in block transactions, in private transactions, or otherwise at such times and at such prices as determined by management. During the third quarter of 2002, the Company initiated its stock repurchase program and acquired 263,800 shares of the Company’s common stock at an average price of $24.54 per share, resulting in a $6.47 million reduction in stockholders’ equity. There can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will continue. The Company’s Board of Directors also approved the purchase of up to $25.00 million aggregate principal balance of Trust I and Trust II trust preferred securities. Although repurchases of trust preferred securities would not impact stockholders’ equity as reported in the Consolidated Balance Sheets, any repurchases of trust preferred securities would have the impact of reducing total regulatory capital. The Company has not, yet, repurchased any of its outstanding trust preferred securities. The timing, price, and quantity of repurchases of both common stock and trust preferred securities will be at the discretion of the Company and the repurchase program may be discontinued or suspended at any time.

          In November 2001, regulatory agencies issued new guidelines changing regulatory capital standards to address the treatment of, among other things, retained interests for purposes of computing regulatory capital and regulatory capital ratios. In general, the new guidelines require an increased allocation of regulatory capital to assets such as retained interests in securitized mortgage loans and the new rules limit the amount of retained interests financial institutions may include in regulatory capital. Although the new rule became effective January 1, 2002, institutions that completed transactions before December 31, 2001 impacted by the new rule may delay application of the new standard until December 31, 2002. The Company and City National have elected to adopt the new regulatory capital requirements as of September 30, 2002. As a result, the regulatory capital ratios reported below as of September 30, 2002 reflect the impact of the new capital requirements and capital ratios reported below as of December 31, 2001 are reported “as if” the Company had adopted the new capital standards as of December 31, 2001.

          Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 4%. At September 30, 2002, the Company’s total capital to risk-adjusted assets ratio was 13.27% and its Tier I capital ratio was 9.64%, compared to 11.43% and 7.65%, respectively, at December 31, 2001. The Company’s leverage ratio at September 30, 2002 and December 31, 2001 was 8.10% and 5.84%, respectively.

          Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. As of September 30, 2002, City National reported total capital, Tier I capital, and leverage ratios of 12.36%, 10.93%, and 9.62%, respectively. As of December 31, 2001, City National reported total capital, Tier I capital, and leverage ratios of 12.31%, 10.87%, and 9.13%, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

          The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

          Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION
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

Item 2.	Changes in Securities	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders:	None
Item 5.	Other Information	None
Item 6	Exhibits and Reports on Form 8-K:

	Exhibits	None
Reports on Form 8-K:

On July 16, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on July 12, 2002, announcing the Company’s earnings for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY HOLDING COMPANY

(Registrant)

/s/ GERALD R. FRANCIS

Gerald R. Francis President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ CHARLES R. HAGEBOECK

Charles R. Hageboeck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL D. DEAN

Michael D. Dean Senior Vice President – Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Gerald R. Francis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of City Holding Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERALD R. FRANCIS

Gerald R. Francis President and Chief Executive Officer

Date: November 13, 2002

CERTIFICATIONS

I, Charles R. Hageboeck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of City Holding Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES R. HAGEBOECK

Charles R. Hageboeck Executive Vice President and Chief Financial Officer

Date: November 13, 2002