Form 10-K
period 2002-12-31
CITY HOLDING CO
filed 2003-03-18
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________.

Commission File Number 0-11733

CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Gatewater Road Charleston, West Virginia 25313
(Address of principal executive offices)

Registrant’s telephone number, including area code: (304) 769-1100

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

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 28, 2002 was $374,132,135. As of March 12, 2003, there were 16,617,567 shares of the Company’s common stock outstanding. (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the proxy statement for the 2003 annual shareholders’ meeting are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

Item 1      Business

          City Holding Company (“the Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 55 banking offices in West Virginia (53 offices) and Ohio (2 offices), City National provides credit, deposit, trust, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia, and the Company is the third largest bank holding company headquartered in West Virginia based on deposit size.

          No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2002, 57% of the Company’s loan portfolio was categorized as residential mortgage loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

          The Company’s business is not seasonal and has no foreign sources or applications of funds.  There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

Competition

          As noted previously, the Company’s principal markets are located in West Virginia. The majority of the Company’s banking offices are located in the areas of Charleston, Huntington, Beckley and Martinsburg where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposit, credit, trust, and insurance customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company faces to retain and attract customers.

Regulation and Supervision

          Overview: The Company, as a registered bank holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and regulations and the potential impact of such provisions to which the Company and City National are subject.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund and are not intended to protect the Company’s security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.

To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

          As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation by the Federal Reserve Board. Federal banking laws require bank holding companies to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. Additionally, the Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

          Recent Changes in Regulations: On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq National Market has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

          Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

          The Gramm-Leach-Bliley Act (“Gramm-Leach”) became law in November 1999. Gramm-Leach established a comprehensive framework to permit affiliations among commercial banks, investment banks, insurance companies, securities firms, and other financial service providers. Gramm-Leach permits qualifying bank holding companies to register with the Federal Reserve Board as “financial holding companies” and allows such companies to engage in a significantly broader range of financial activities than were historically permissible for bank holding companies. Although the Federal Reserve Board provides the principal regulatory supervision of financial services permitted under Gramm-Leach, the Securities and Exchange Commission and state regulators also provide substantial supervisory oversight. In addition to broadening the range of financial services a bank holding company may provide, Gramm-Leach also addressed customer privacy and information sharing issues and set forth certain customer disclosure requirements. The Company has no current plans to petition the Federal Reserve Board for consideration as a financial holding company.

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits bank holding companies to acquire banks located in any state. Riegle-Neal also allows national banks and state banks with different home states to merge across state lines and allows branch banking across state lines, unless specifically prohibited by state laws.

          Capital Adequacy: Federal banking regulations set forth capital adequacy guidelines, which are used by regulatory authorities to assess the adequacy of capital in examining and supervising a bank holding company and its insured depository institutions. The capital adequacy guidelines generally require bank holding companies to maintain total capital equal to at least 8% of total risk-adjusted assets, with at least one-half of total capital consisting of core capital (i.e. Tier I capital) and the remaining amount consisting of “other” capital-eligible items (i.e. Tier II capital), such as perpetual preferred stock, certain subordinated debt, and, subject to limitations, the allowance for loan losses. Tier I capital generally includes common stockholders’ equity plus, within certain limitations, perpetual preferred stock and trust preferred securities. For purposes of computing risk-based capital ratios, bank holding companies must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, calculated under regulatory accounting practices. The Company’s and City National’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

          Additionally, federal banking laws require regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institutions in question are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. As an example, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Additionally, a depository institution is generally prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, may be subject to asset growth limitations and may be required to submit capital restoration plans if the depository institution is considered undercapitalized.

          In November 2001, regulatory agencies issued new guidelines changing regulatory capital standards to address the treatment of, among other things, retained interests for purposes of computing regulatory capital ratios. In general, the new guidelines require an increased allocation of regulatory capital to assets such as retained interests in securitized mortgage loans and the new rules limit the amount of retained interests financial institutions may include in regulatory capital. Although the new rule became effective January 1, 2002, institutions that completed transactions impacted by the new rule before December 31, 2001 were permitted to delay application of the new standard until December 31, 2002. Capital ratios reported below as of December 31, 2001 are reported “as if” the Company had adopted the new capital standards as of December 31, 2001.

	December 31,

	2002	2001

City Holding:
Tier I Risk-based	9.87%	7.65%
Total	13.36	11.43
Tier I Leverage	8.49	5.84

City National:
Tier I Risk-based	11.52%	10.87%
Total	12.97	12.31
Tier I Leverage	10.41	9.13

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

          City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

          Because of the net loss reported by City National in 2000 and 2001, City National was required to request and receive permission from the OCC to pay cash dividends to the Company during 2002 and will be required to do so throughout 2003. During 2002, the OCC approved the payment of $32.00 million of cash dividends to the Company; however, there can be no assurance that the OCC will approve subsequent dividend requests. Therefore, until City National has achieved a sustained level of earnings that will enable City National to comply with the OCC’s dividend policy, as noted above, cash balances available to the Company will continue to be subject to OCC approval.

          Formal Agreement: On May 16, 2002, the Company announced that it had received official notification that the OCC had terminated the formal agreement between the OCC and City National. The formal agreement was originally entered into between the OCC and City National in June 2000 and subsequently amended in September 2001. The formal agreement required City National to implement a number of remedial actions in the areas of strategic planning, loan portfolio management, liquidity management and other operations of City National. As a result of active participation and cooperation of management and the Board of Directors of City National and the Company, the issues that led to the formal agreement were successfully resolved, resulting in the OCC’s termination of the agreement. Similarly, a Memorandum of Understanding between the Company’s Board of Directors and the Federal Reserve Bank

of Richmond was also terminated simultaneously with the termination of the formal agreement with the OCC.

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

          Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Employees

          The Company had 737 full-time equivalent employees at December 31, 2002. Employee relations within the Company are considered to be satisfactory.

Available Information

          The Company’s Internet website address is: www.cityholding.com.  The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Statistical Information

          The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2002 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference

1.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	a.	Average Balance Sheets	5

	b.	Analysis of Net Interest Earnings	5-6

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	7

2.	Investment Portfolio

	a.	Book Value of Investments	12

	b.	Maturity Schedule of Investments	12

	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	12

3.	Loan Portfolio

	a.	Types of Loans	13

	b.	Maturities and Sensitivity to Changes in Interest Rates	13

	c.	Risk Elements	16

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		15

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	5

	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	18

6.	Return on Equity and Assets		3

Item 2      Properties

          City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 55 branch offices, with 53 offices in West Virginia and two offices in southeastern Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns thirty-eight locations and leases seventeen locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

          As of December 31, 2002, City National also maintained office space in Costa Mesa, California pursuant to a lease agreement that expires in May 2003. This location had historically housed mortgage banking operations of City National, which have since been terminated. City National no longer occupies this office space, but has entered into an agreement to sublease the office to an independent third party. The sublease agreement terminates in May 2003.

          City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formally housed loan operations personnel, but has since been vacated. The building is currently being marketed for sale.

Item 3      Legal Proceedings

          A derivative action was filed on December 31, 2001 in the Circuit Court for Kanawha County, West Virginia by a purported shareholder on behalf of the Company and City National seeking to recover, on behalf of the Company and City National, alleged damages caused by the purported breach of fiduciary duty, negligence, and breach of contract by certain directors and former directors and former executive officers of the Company and City National. An amended complaint was filed on May 16, 2002. On August 22, 2002, Paul Tallman was added as an additional plaintiff and plaintiff Scott Andrews was dismissed from the proceedings.

          The Amended Complaint alleges that during an approximate time period of late 1997 through 2000, the defendants did not properly manage the Company and City National—resulting in substantial charges against earnings. The Amended Complaint seeks to have three former executive officers return to the Company any compensation paid to them after termination of their employment. The Amended Complaint seeks an award of attorneys’ fees and other unspecified damages. A motion to dismiss pursuant to West Virginia Rule of Court 23.1 (failure to make a proper demand upon the current Company board of directors) has been filed by the defendants, and briefed and argued before the Court by all parties, but the Court has not yet ruled. To date, most discovery has been stayed pending the Court’s ruling. It is the defendants’, including the Company and City National, intention to vigorously protect their interests. The Company’s directors’ and officers’ liability insurance carrier has been notified of the claim and has presented a reservation of rights letter to the defendants. It is not possible at this time to provide an evaluation of the probability of a favorable or unfavorable outcome or an estimate of the amount or range of potential loss.

          The Company’s principal subsidiary, City National, is subject to local business and occupation taxes (“B&O taxes”) based upon specified sources of revenues as they are received within municipalities in West Virginia. Beginning in 1999 the Company reduced the B&O taxes that City National paid to municipalities in which it operates based on an interpretation the Company received from the West Virginia Department of Tax and Revenue. Notwithstanding the Company’s understanding of this interpretation, in November 2000 the City of Beckley assessed City National at the rate existing prior to the reduction taken by City National.  On March 19, 2001 an administrative law judge upheld the City of Beckley’s assessment and related penalties.  City National appealed the administrative law judge’s decision to the Circuit Court of Raleigh County in West Virginia, which affirmed the administrative law judge’s decision on November 15, 2001.  City National appealed this decision to the Supreme Court of Appeals of West Virginia, which affirmed the circuit court’s decision in a ruling issued on March 14, 2003.  The Company does not anticipate any material effect to its earnings from the resolution of the City of Beckley litigation or resolution of ongoing disputes with other municipalities regarding B&O taxes.

          In addition, the Company is engaged in various legal actions that it deems to be in the ordinary course of business. The Company believes that it has adequately provided for probable costs of current litigation. As these legal actions are resolved, however, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current actions will have immaterial results, either positive or negative, or that no material actions may be presented in the future.

Item 4     Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5     Market for Registrant’s Common Equity and Related Stockholder Matters

          Pages 2 and 38 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2002, included in this report as Exhibit 13, are incorporated herein by reference.

Item 6     Selected Financial Data

          Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2002, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 19 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2002, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

          Information appearing under the caption “Market Risk Management” appearing on pages 9 and 10 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2002, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8     Financial Statements and Supplementary Data

          The report of independent auditors and consolidated financial statements, included on pages 20 through 42 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2002, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

PART III

Item 10    Directors and Executive Officers of Registrant

          The information required by Item 10 of FORM 10-K appears in the Company’s 2003 Proxy Statement, to be filed within 120 days of fiscal year end, under the captions “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS OF CITY HOLDING COMPANY”.

Item 11    Executive Compensation

          The information required by Item 11 of FORM 10-K appears in the Company’s 2003 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption “EXECUTIVE COMPENSATION”.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by Item 12 of FORM 10-K appears in the Company’s 2003 Proxy Statement, to be filed within 120 days of fiscal year end, under the captions “STOCK OWNERSHIP OF DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION”.

Item 13    Certain Relationships and Related Transactions

          The information required by Item 13 of FORM 10-K appears in the Company’s 2003 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption “CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS”.

Item 14    Controls and Procedures

          Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission.
          Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)            Financial Statements Filed; Financial Statement Schedules

          The following consolidated financial statements of the Company and its subsidiaries, included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Page Number

Report of Independent Auditors	20

Consolidated Balance Sheets - December 31, 2002 and 2001	21

Consolidated Statements of Income – Years Ended December 31, 2002, 2001, and 2000	22-23

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2002, 2001 and 2000	24

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000	25

Notes to Consolidated Financial Statements - December 31, 2002	26-42

(b)            Reports on Form 8-K:

On October 16, 2002, the Company filed a Current Report on Form 8-K, attaching a news release issued on October 15, 2002, announcing the Company’s earnings for the third quarter of 2002.

(c)            Exhibits

The exhibits listed in the Exhibit Index included herein are filed herewith or incorporated by reference from previous filings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY HOLDING COMPANY

(Registrant)

/s/ GERALD R. FRANCIS

Gerald R. Francis Chairman, President, and Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES R. HAGEBOECK

Charles R. Hageboeck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL D. DEAN

Michael D. Dean Senior Vice President – Finance and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2003. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Gerald R. Francis and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ GERALD R. FRANCIS	/s/ TRACY W. HYLTON, II

Gerald R. Francis Chairman, President, and Chief Executive Officer	Tracy W. Hylton, II Director

/s/ SAMUEL M. BOWLING	/s/ C. DALLAS KAYSER

Samuel M. Bowling Director	C. Dallas Kayser Director

/s/ HUGH R. CLONCH	/s/ PHILIP L. MCLAUGHLIN

Hugh R. Clonch Director	Philip L. McLaughlin Director

/s/ OSHEL B. CRAIGO	/s/ E. M. PAYNE, III

Oshel B. Craigo Director	E. M. Payne, III Director

/s/ WILLIAM H. FILE, III	/s/ ROBERT T. ROGERS

William H. File, III Director	Robert. T. Rogers Director

/s/ ROBERT D. FISHER	/s/ JAMES L. ROSSI

Robert D. Fisher Director	James L. Rossi Director

/s/ JAY C. GOLDMAN

Jay C. Goldman Director	Sharon H. Rowe Director

/s/ ROBERT E. GRIST	/s/ JAMES E. SONGER, II

Robert E. Grist Director	James E. Songer, II Director

/s/ DAVID E. HADEN	/s/ ALBERT M. TIECHE, Jr.

David E. Haden Director	Albert M. Tieche, Jr. Director

/s/ DAVID W. HAMBRICK

David W. Hambrick Director	Mary H. Williams Director

/s/ FRANK S. HARKINS, Jr.

Frank S. Harkins, Jr. Director

CERTIFICATIONS

I, Gerald R. Francis certify that:

1.	I have reviewed this annual report on Form 10-K of City Holding Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERALD R. FRANCIS

Gerald R. Francis President and Chief Executive Officer

Date: March 18, 2003

CERTIFICATIONS

I, Charles R. Hageboeck certify that:

1.	I have reviewed this annual report on Form 10-K of City Holding Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES R. HAGEBOECK

Charles R. Hageboeck Executive Vice President and Chief Financial Officer

Date: March 18, 2003

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated herein by reference.

Exhibit	Description

3(a)

Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from Amendment No. 1 to City Holding Company’s Registration Statement on Form S-4, Registration No. 2-86250, filed November 4, 1983 with the Securities and Exchange Commission).

3(b)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 6, 1984 (attached to, and incorporated by reference from City Holding Company’s Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984).

3(c)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 4, 1986 (attached to, and incorporated by reference from City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1986, filed March 31, 1987 with the Securities and Exchange Commission).

3(d)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated September 29, 1987 (attached to and incorporated by reference from City Holding Company’s Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988).

3(e)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 6, 1991 (attached to, and incorporated by reference from City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(f)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 7, 1991 (attached to, and incorporated by reference from City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(g)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated August 1, 1994 (attached to, and incorporated by reference from City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 1994, filed November 14, 1994 with the Securities and Exchange Commission).

3(h)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated December 9, 1998 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission).

3(i)

Articles of Amendment to the Articles of Incorporation of City Holding Company, dated June 13, 2001 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

3(j)

Amended and Restated Bylaws of City Holding Company (attached to, and incorporated by reference from City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

4(a)

Rights Agreement, dated as of June 13, 2001, between City Holding Company and SunTrust Bank, as Rights Agent (attached to, and incorporated by reference from City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

10(a)

Form of Employment Agreement, dated as of December 31, 1998, by and between City Holding Company and Philip L. McLaughlin (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998).

10(b)

Form of Employment and Consulting Agreement, dated as of December 31, 1998, by and between City Holding Company and Frank S. Harkins, Jr. (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998).

10(c)

Junior Subordinated Indenture, dated as of March 31, 1998, between City Holding Company and The Chase Manhattan Bank, as Trustee (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(d)

Form of City Holding Company’s 9.15% Debenture due April 1, 2028 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(e)

Form of City Holding Company’s 9.125% Debenture due October 31, 2028 (attached to, and incorporated by reference from, the Pre-Effective Amendment No. 1 to City Holding Company’s Registration Statement on Form S-3, Registration No. 333-64809, filed with the Securities and Exchange Commission on October 21, 1998).

10(f)

City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.1 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(g)

Amendment No. 1 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.2 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(h)

Form of Employment Agreement, dated as of January 31, 2001, by and between City Holding Company and Gerald R. Francis (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2000, filed March 30, 2001 with the Securities and Exchange Commission).

10(i)

Form of Employment Agreement, dated as of April 12, 2001, by and between City Holding Company and William L. Butcher (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(j)

Form of Employment Agreement, dated as of May 15, 2001, by and between City Holding Company and Craig Stilwell (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(k)

Form of Employment Agreement, dated as of May 16, 2001, by and between City Holding Company and John S. Loeber (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(l)

Form of Employment Agreement, dated as of June 11, 2001, by and between City Holding Company and Charles R. Hageboeck (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2001, filed November 14, 2001 with the Securities and Exchange Commission).

10(m)

Amendment No. 2 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

11

The information required by Item 14, Exhibit 11 of Form 10-K appears on page 42 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2002, included in this report as Exhibit 13 and incorporated herein by reference.

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2002.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP

24	Power of Attorney (included on the signature page hereof)