Form 10-Q
period 2003-03-31
CITY HOLDING CO
filed 2003-05-09
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File number 0-11733

CITY HOLDING COMPANY

(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

25 Gatewater Road

Charleston, West Virginia, 25313

(Address of principal executive offices)

(304) 769-1100

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
 FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value – 16,622,967 shares as of May 7, 2003.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on its retained interests in securitized mortgages causing it to take impairment charges to earnings; (4) the Company may not realize the expected cash payments that it is presently accruing from its retained interests in securitized mortgages; (5) the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues; (7) the Company may be unable to maintain or improve upon current levels of expense associated with managing its business; (8) rulings affecting, among other things, the Company’s and its banking subsidiaries’ regulatory capital and required loan loss allocations may change, resulting in the need for increased capital levels; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the planned purchase of Trust I and Trust II Capital Securities and the common stock may not occur or may not have the effects anticipated; and (13) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1—FINANCIAL STATEMENTS

Consolidated Balance Sheets

City Holding Company and Subsidiaries

(in thousands)

	March 31 2003	December 31 2002
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$69,187	$109,318
Federal funds sold	—	20,000

Cash and Cash Equivalents	69,187	129,318

Securities available for sale, at fair value	488,946	445,384
Securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2003 and December 31, 2002—$71,299 and $74,415)	69,166	72,410

Total Securities	558,112	517,794
Securities purchased under agreement to resell	—	27,202
Loans:
Residential real estate	463,813	471,806
Home equity	232,048	210,753
Commercial real estate	288,724	273,904
Other commercial	88,824	95,323
Loans to depository institutions	—	20,000
Installment	53,488	64,181
Indirect	41,475	48,709
Credit card	18,780	19,715

Gross loans	1,187,152	1,204,391
Allowance for loan losses	(28,910)	(28,504)

Net Loans	1,158,242	1,175,887
Retained interests	82,346	80,923
Premises and equipment	36,736	37,802
Accrued interest receivable	11,102	11,265
Net deferred tax asset	35,748	35,895
Other assets	33,418	31,825

Total Assets	$1,984,891	$2,047,911

Liabilities
Deposits:
Noninterest-bearing	$293,062	$281,290
Interest-bearing:
Demand deposits	383,335	377,165
Savings deposits	292,668	286,198
Time deposits	620,282	619,927

Total Deposits	1,589,347	1,564,580
Federal funds purchased and securities sold under agreement to repurchase	84,330	146,937
Securities sold, not yet purchased	—	26,284
Long-term debt	25,000	25,000
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City Holding Company	87,500	87,500
Other liabilities	30,837	32,217

Total Liabilities	1,817,014	1,882,518
Stockholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued and outstanding at March 31, 2003 and December 31, 2002, including 300,781 and 261,563 shares in treasury	42,298	42,298
Capital surplus	57,653	59,029
Retained earnings	72,101	66,076
Cost of common stock in treasury	(7,533)	(6,426)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	4,902	5,960
Underfunded pension liability	(1,544)	(1,544)

Total Accumulated Other Comprehensive Income	3,358	4,416

Total Stockholders’ Equity	167,877	165,393

Total Liabilities and Stockholders’ Equity	$1,984,891	$2,047,911

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)

City Holding Company and Subsidiaries

(in thousands, except earnings per share data)

	Three Months Ended March 31
	2003	2002
Interest Income
Interest and fees on loans	$20,302	$25,573
Interest on investment securities:
Taxable	5,213	4,585
Tax-exempt	571	731
Interest on retained interests	3,523	2,806
Interest on federal funds sold	90	186

Total Interest Income	29,699	33,881

Interest Expense
Interest on deposits	5,767	8,978
Interest on short-term borrowings	434	616
Interest on long-term debt	278	546
Interest on trust preferred securities	2,006	2,118

Total Interest Expense	8,485	12,258

Net Interest Income	21,214	21,623
Provision for loan losses	—	900

Net Interest Income After Provision for Loan Losses	21,214	20,723

Non-Interest Income
Investment securities gains	353	232
Service charges	6,081	4,629
Insurance commissions	762	505
Trust fee income	348	316
Mortgage banking income	168	186
Other income	1,273	1,146

Total Non-Interest Income	8,985	7,014

Non-Interest Expense
Salaries and employee benefits	7,738	8,638
Occupancy and equipment	1,545	1,628
Depreciation	1,187	1,597
Professional fees and litigation expense	837	640
Postage, delivery, and statement mailings	780	834
Advertising	650	643
Telecommunications	405	689
Insurance and regulatory	325	527
Office supplies	435	337
Repossessed asset losses and expenses	(191)	347
Other expenses	2,296	2,292

Total Non-Interest Expense	16,007	18,172

Income Before Income Taxes	14,192	9,565
Income tax expense	4,840	3,157

Net Income	$9,352	$6,408

Basic earnings per common share	$0.56	$0.38

Diluted earnings per common share	$0.55	$0.38

Average common shares outstanding:
Basic	16,638	16,888

Diluted	16,955	17,016

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

City Holding Company and Subsidiaries

Three Months Ended March 31, 2003 and 2002

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2001	$42,232	$59,174	$41,152	$(136)	$3,927	$146,349
Comprehensive income:
Net income			6,408			6,408
Other comprehensive loss, net of deferred income tax benefit of $1,367:
Net unrealized loss on available-for-sale securities of $2,036, net of reclassification adjustment for gains included in net income of $14					(2,050)	(2,050)

Total comprehensive income						4,358

Balances at March 31, 2002	$42,232	$59,174	$47,560	$(136)	$1,877	$150,707

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	$42,298	$59,029	$66,076	$(6,426)	$4,416	$165,393
Comprehensive income:
Net income			9,352			9,352
Other comprehensive loss, net of deferred income taxes of $705:
Net unrealized loss on available-for-sale securities of $1,013, net of reclassification adjustment for gains included in net income of $45					(1,058)	(1,058)

Total comprehensive income						8,294
Cash dividends declared ($0.20 per share)			(3,327)			(3,327)
Exercise of 79,082 stock options		(1,376)		2,151		775
Purchase of 118,300 common shares for treasury				(3,258)		(3,258)

Balances at March 31, 2003	$42,298	$57,653	$72,101	$(7,533)	$3,358	$167,877

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

City Holding Company and Subsidiaries

(in thousands)

	Three Months Ended March 31
	2003	2002
Operating Activities
Net income	$9,352	$6,408
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	663	169
Provision for depreciation	1,187	1,597
Provision for loan losses	—	900
Deferred income tax expense	853	5,264
Realized investment securities gains	(353)	(232)
Increase in retained interests	(1,423)	(2,791)
Decrease in accrued interest receivable	68	1,113
Increase in other assets	(1,671)	(1,515)
Decrease in other liabilities	(908)	(2,057)

Net Cash Provided by Operating Activities	7,768	8,856

Investing Activities
Proceeds from sales of securities available for sale	130,025	75,232
Proceeds from maturities and calls of securities available for sale	57,250	24,939
Purchases of available-for-sale securities	(233,017)	(154,944)
Proceeds from maturities and calls of held-to-maturity securities	3,144	—
Purchases of held-to-maturity securities	—	(9,501)
Net decrease in loans	17,645	88,034
Net decrease (increase) in premises and equipment	(121)	16

Net Cash (Used in) Provided by Investing Activities	(25,074)	23,776

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	11,772	(2,903)
Net increase in interest-bearing deposits	12,995	10,182
Net decrease in short-term borrowings	(62,607)	(21,078)
Proceeds from long term debt	—	10,000
Purchases of treasury stock	(3,258)	—
Exercise of stock options	775	—
Cash dividends paid	(2,502)	—

Net Cash Used in Financing Activities	(42,825)	(3,799)

(Decrease) increase in Cash and Cash Equivalents	(60,131)	28,833
Cash and cash equivalents at beginning of period	129,318	170,327

Cash and Cash Equivalents at End of Period	$69,187	$199,160

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

Note A—Basis of Presentation

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2003. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2002 has been extracted from audited financial statements included in the Company’s 2002 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report of the Company.

Note B—Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Using the intrinsic value method prescribed by APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The alternative fair value method of accounting for stock-based compensation provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models, such as the Black-Scholes model, that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded short-term options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Pro forma information regarding net income and earnings per share is required to be disclosed by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Risk-free interest rate	2.90%	4.34%
Expected dividend yield	2.86%	2.50%
Volatility factor	0.430	0.437
Expected life of option	5 years	5 years

For purposes of pro forma disclosures, the estimated fair value ($8.93/share and $4.71/share, in 2003 and 2002, respectively) of options is amortized to expense over the options’ vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the three months ended March 31, 2003 and 2002 were:

	2003	2002
	(in thousands, except earnings per share data)
Net income, as reported	$9,352	$6,408
Pro forma stock-based employee compensation expense, net of tax	(266)	(187)

Net income, pro forma	$9,086	$6,221

	2003	2002
Basic earnings per share, as reported	$0.56	$0.38
Pro forma stock-based employee compensation expense, net of tax	(0.02)	(0.01)

Basic earnings per share, pro forma	$0.54	$0.37

	2003	2002
Diluted earnings per share, as reported	$0.55	$0.38
Pro forma stock-based employee compensation expense, net of tax	(0.02)	(0.01)

Diluted earnings per share, pro forma	$0.53	$0.37

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	732,412	$13.55	537,990	$15.04
Granted	90,000	28.00	332,250	13.30
Exercised	(79,082)	9.79	—	—
Forfeited	(58,292)	42.18	(29,842)	25.45

Outstanding at March 31	685,038	$13.44	840,398	$13.98

Additional information regarding stock options outstanding and exercisable at March 31, 2003, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$ 5.75 - $ 8.63	185,218	$6.00	94	185,218	$6.00
$ 8.65 - $12.98	45,953	9.26	99	45,953	9.26
$13.30 - $19.95	355,600	13.68	89	339,730	13.61
$25.66 - $38.49	98,267	28.57	110	8,267	34.78

	685,038			579,168

Note C—Securitizations and Retained Interests

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:

	March 31, 2003	March 31, 2002	December 31, 2002
	(in thousands)
Total principal amount of loans outstanding	$201,390	$320,152	$226,424
Principal amount of loans 60 days or more past due	7,088	7,491	7,628
Net credit losses during the period	2,238	5,155	14,994

The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

As of March 31, 2003 and December 31, 2002, the Company reported retained interests in its securitizations of approximately $82.35 million and $80.92 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. The Company’s assumption regarding prepayment speed was changed effective March 1, 2003 to reflect higher levels of prepayments for the underlying collateral loans over their remaining lives as compared to the prepayment assumption

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

previously used. The change in assumption did not result in any impairment and added less than $0.10 million to net income for the first quarter of 2003. Key assumptions used in estimating the fair value of the Company’s retained interests as of March 31, 2003 and December 31, 2002, were as follows:

	March 31 2003	December 31 2002
Prepayment speed (CPR):
Through May 2004	35.00%	16.00%
From June 2004—May 2005	30.00%	16.00%
From June 2005—May 2006	26.00%	16.00%
After May 2006	20.00%	16.00%
Weighted average cumulative defaults	12.80%	14.19%
Weighted average discount rate	14.00%	14.00%

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

For the three-month periods ended March 31, 2003 and 2002, the Company recognized $3.52 million and $2.81 million, respectively, of interest income from the retained interests. Comparatively, the Company received $2.09 million of cash from the retained interests during the first quarter of 2003. The following table reflects the Company’s projection, as of March 31, 2003, of the timing and amount of cash flows forecasted to be derived from the retained interests:

Undiscounted Cash Flows Forecasted to be Received
(in thousands)
Remainder of 2003	$2,930
2004	31,135
2005	35,275
2006	22,781
2007	16,035
Thereafter	48,020

$156,176

Any deviation in the actual prepayment or default rate in future periods from the aforementioned assumed prepayment and default rates will result in a variation in the undiscounted cash flows forecast to be received. For example, should the cumulative default rate exceed the assumed weighted average of 12.80% as of March 31, 2003, the timing of the receipt of cash flows by the Company will likely be delayed and the amount of cash ultimately received by the Company will likely be less than noted above. Similarly, should the actual prepayment rate exceed the assumed curve as described above, the timing of the receipt of cash flows by the Company will likely accelerate. However, accelerating the timing and/or increasing the amount of cash flows to be received by the Company does not inherently result in additional total income being recorded in future periods.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At March 31, 2003, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

(in thousands)
Estimated fair value at March 31, 2003	$94,735

Discount rate:
Impact on fair value of 10% adverse change	(3,917)
Impact on fair value of 20% adverse change	(7,576)
Default curve:
Impact on fair value of 10% adverse change	(1,504)
Impact on fair value of 20% adverse change	(3,291)
Prepayment curve:
Impact on fair value of 10% adverse change	(1,997)
Impact on fair value of 20% adverse change	(3,005)

The Company considers an adverse change in the discount rate and the default curve to be an increase in the actual rates experienced as compared to the assumed rates used for modeling the cash flows. Conversely, the Company considers an adverse change in the prepayment curve to be a decrease in the actual prepayment speed as compared to the prepayment speed assumed for modeling purposes.

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

Note D—Short-term Borrowings

Short-term borrowings include securities sold under agreement to repurchase of $84.33 million and $96.94 million as of March 31, 2003 and December 31, 2002, respectively. Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements. At December 31, 2002, short-term borrowings also included $50.00 million of federal funds sold and $26.28 million of borrowings associated with an interest rate risk strategy in which the Company entered into an investment transaction that entailed the short-sale of a high-coupon, short-term U. S. Treasury bond. The short sale transaction settled on February 15, 2003.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note E—Long-Term Debt

Through City National, the Company maintains long-term financing from the Federal Home Loan Bank as follows:

	March 31, 2003
Amount Available	Amount Outstanding	Interest Rate	Maturity Date
(in thousands)
$10,000	$10,000	3.49%	January 2004
5,000	5,000	5.48	February 2008
10,000	10,000	4.86	October 2008

	$25,000

Note F—Trust Preferred Securities

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

The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company’s two trusts:

Trust	Amount	Rate	Payment Frequency	Liquidation Value per Share	Issuance Date	Stated Maturity Date
	(in thousands)
City Holding Capital Trust	$30,000	9.150%	Semi-annually	$1,000	March 1998	April 2028(a)
City Holding Capital Trust II	57,500	9.125	Quarterly	25	October 1998	October 2028(b)

	$87,500

(a)	Redeemable prior to maturity at the option of the Company (i) on or after April, 1, 2008, in whole at any time or in part from time to time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018 and thereafter, (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

(b)	Redeemable prior to maturity at the option of the Company (i) on or after October 31, 2003, in whole at any time or in part from time to time, or (ii) prior to October 31, 2003, in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

The obligations outstanding under the aforementioned trusts are classified as “Corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of City Holding Company” in the liabilities section of the Consolidated Balance Sheets. Distributions on the Capital Securities are recorded

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

in the Consolidated Statements of Income as interest expense. The Company’s interest payments on the Debentures are fully tax-deductible.

Note G—Commitments and Contingencies

On December 28, 2001, the Company, its previous management team, and members of the Boards of Directors of both the Company and City National (the “defendants”) were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. The defendants have retained counsel and intend to defend the action vigorously. The Company’s directors’ and officers’ liability insurance carrier has been notified of the claim and has presented a reservation of rights letter to the defendants. It is not possible at this time to provide an evaluation of the probability of a favorable or unfavorable outcome or an estimate of the amount or range of potential loss.

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

In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At March 31, 2003, commitments outstanding to extend credit totaled approximately $220.31 million. Of this total, $106.60 million was attributable to home equity lines of credit, which have experienced significant growth over the past several months. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $6.26 million as of March 31, 2003. Substantially all standby letters of credit have historically expired unfunded.

Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note H—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Numerator:
Net income	$9,352	$6,408

Denominator:
Denominator for basic earnings per share:
Average shares outstanding	16,638	16,888

Effect of dilutive securities:
Employee stock options	317	128

Denominator for diluted earnings per share	16,955	17,016

Basic earnings per share	$0.56	$0.38

Diluted earnings per share	$0.55	$0.38

Options to purchase 155,359 shares of common stock at exercise prices between $28.00 and $42.75 per share were outstanding during the first quarter of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 212,593 shares of common stock at exercise prices between $15.25 and $42.75 per share were outstanding during the first quarter of 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note I—New Accounting Pronouncements

Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standards No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Financial Accounting Standards Statement No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. Significant guarantees that have been entered into by the Company are disclosed in the notes to the financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

The accounting policies of the Company conform with accounting principles generally accepted in the United States and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2002 Annual Report to Stockholders. The information included in this Form 10-Q Quarterly Report, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report of the Company.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of retained interests in securitized mortgage loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 22-24 of this Form 10-Q Quarterly Report provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note C, beginning on page 10 of this Form 10-Q Quarterly Report, and pages 24 and 25 provide management’s analysis of the Company’s retained interests in securitized mortgage loans. When the Company sold certain receivables in securitizations of high loan-to-value loans, it retained a financial interest in the securitizations. The financial interest, or retained interest, is comprised of the estimated fair value of two components: (1) the excess cash flows between interest collected on the underlying collateral loans minus interest paid to third-party investors plus fees paid for servicing, insurance, and trustee costs, and (2) overcollateralization. Because quoted market prices are not readily available for retained interests, the Company estimates their fair values using cash flow modeling techniques that incorporate management’s best estimates of key assumptions—loan default rates, loan prepayment rates, and discount rates commensurate with the risks involved.

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

Financial Summary

The Company reported consolidated net income of $9.35 million, or $0.55 per diluted common share, for the three months ended March 31, 2003, compared to consolidated net income of $6.41 million, or $0.38 per diluted common share for the first quarter of 2002. Return on average assets (“ROA”) was 1.89% and return on average equity (“ROE”) was 22.13% for the three months ended March 31, 2003, compared to 1.22% and 17.05%, respectively, for the first quarter of 2002.

As compared to the first quarter of 2002, the increase in the Company’s earnings for the three months ended March 31, 2003 can largely be attributed to a $1.45 million, or 31.37%, increase in service charges earned on depository relationships, a $0.90 million favorable variance in the provision for loan losses, and continued success in managing non-interest expenses. As more fully discussed under the caption Non-Interest Income and Expense, the Company has experienced significant increases in service charge revenues as a result of growth in the number of new customers and in new services provided. The Company has also continued to focus on containing expenses and sustainable reductions have been achieved in virtually all expense categories. Revenue growth and expense containment have resulted in a 16.48% improvement in the Company’s efficiency ratio, which improved to 53.38% for the first quarter of 2003, from 63.91% for the same period of 2002. As discussed under the caption Allowance and Provision for Loan Losses, the Company determined that no provision for loan losses was necessary for the first quarter 2003, as compared to a $0.90 million provision for loan losses recorded during the first three months of 2002.

Net Interest Income

On a tax equivalent basis, the Company reported net interest income of $21.52 million and $22.02 million for the three month periods ended March 31, 2003 and 2002, respectively. This $0.50 million, or 2.27%, decline in net interest income was primarily the result of the $119.86 million, or 6.15%, decline in the average balance of interest earning assets from the first quarter of 2002 to the same period in 2003. Although the average balance of the Company’s investment securities portfolio and its retained interests in securitized mortgage loans increased sizably quarter-to-quarter, these increases were more than offset by a $147.26 million, or 10.96%, decline in the average balance of the Company’s loan portfolio. As a result of the Company’s exit from indirect lending and its decision not to pursue growth in installment/consumer lending, the loan portfolio declined approximately $81 million quarter-to-quarter. Instead, the Company has focused on developing its home equity and commercial loan portfolios. Both portfolios experienced growth during the first quarter of 2003 and the overall mix of the Company’s loan portfolio continues to shift further to real estate-based lending, as strategically planned.

Interest income earned on the Company’s retained interests in securitized mortgage loans continued to grow, reflecting a $0.72 million, or 25.55%, increase from $2.81 million for the three months ended March 31, 2002 to $3.52 million for the same period in 2003. This increase was due to the better-than-forecasted performance of the underlying collateral loan pools. Interest income earned on the Company’s investment securities portfolio increased $0.38 million, or 6.69%, from 2002 to 2003 as a result of the $52.33 million increase in the average balance of the portfolio.

Primarily within the time deposit category, the Company has experienced significant reductions in interest expense paid on deposit relationships. The average balance of time deposits declined $111.70 million, or 15.26%, from the first quarter of 2002 to 2003, resulting in a $1.04 million reduction in interest expense. Declines in the interest rate paid on time deposits resulted in an additional $1.69 million reduction in interest expense in the first quarter of 2003, as compared to the first quarter of 2002. The decline in the average balance of time deposits was largely attributable to the runoff of higher-costing certificates of deposit the Company had utilized in 2001 as a funding source to provided needed liquidity. Many of those certificates of deposit had scheduled maturities into the first and second quarters of 2002. As those certificates of deposit matured, the Company chose not to renew the deposits at higher than market interest rates. The decline in the interest rate paid on time and other deposit products has largely followed the overall decline in the interest rate environment experienced throughout the United States during the past year. Because interest rates are at historically low levels, the Company has had limited opportunity to lower rates paid on deposit products, but has experienced a decline in yields earned on its loan portfolio as variable-rate loans have re-priced at lower rates according to their terms and new loan volumes are being recorded at these low interest rates. Should interest rates remain at these low levels, the Company anticipates compression in its net interest margin during the remainder of 2003.

Average Balance Sheets and Net Interest Income

(in thousands)

	Three months ended March 31,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):	$1,196,048	$20,302	6.79%	$1,343,307	$25,573	7.61%
Securities:
Taxable	489,836	5,213	4.26	426,535	4,585	4.30
Tax-exempt(2)	47,557	879	7.39	58,527	1,125	7.69

Total securities	537,393	6,092	4.53	485,062	5,710	4.71
Retained interest in securitized loans	81,293	3,523	17.33	72,224	2,806	15.54
Federal funds sold	13,725	90	2.62	47,730	186	1.56

Total interest-earning assets	1,828,459	30,007	6.56	1,948,323	34,275	7.04
Cash and due from banks	66,148			60,105
Bank premises and equipment	37,417			42,523
Other assets	78,887			104,784
Less: allowance for loan losses	(29,115)			(47,453)

Total assets	$1,981,796			$2,108,282

Liabilities
Interest-bearing demand deposits	$376,488	$520	0.55%	$383,421	$554	0.58%
Savings deposits	288,269	451	0.63	296,336	895	1.21
Time deposits	620,440	4,796	3.09	732,138	7,529	4.11
Short-term borrowings	107,664	434	1.61	113,185	616	2.18
Long-term debt	25,000	278	4.45	37,148	546	5.88
Trust preferred securities	87,500	2,006	9.17	87,500	2,118	9.68

Total interest-bearing liabilities	1,505,361	8,485	2.25	1,649,728	12,258	2.97
Noninterest-bearing demand deposits	277,766			272,499
Other liabilities	29,630			35,739
Stockholders’ equity	169,039			150,316

Total liabilities and stockholders’ equity	$1,981,796			$2,108,282

Net interest income		$21,522			$22,017

Net yield on earning assets			4.71%			4.52%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Rate Volume Analysis of Changes in Interest Income and Interest Expense

(in thousands)

	Three months ended March 31, 2003 vs. 2002 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio	$(2,651)	$(2,620)	$(5,271)
Securities:
Taxable	931	(303)	628
Tax-exempt(1)	(204)	(42)	(246)

Total securities	727	(345)	382
Retained interest in securitized loans	374	343	717
Federal funds sold	(568)	472	(96)

Total interest-earning assets	$(2,118)	$(2,150)	$(4,268)

Interest-bearing liabilities:
Demand deposits	$(10)	$(24)	$(34)
Savings deposits	(24)	(420)	(444)
Time deposits	(1,040)	(1,693)	(2,733)
Short-term borrowings	(29)	(153)	(182)
Long-term debt	(154)	(114)	(268)
Trust preferred securities	—	(112)	(112)

Total interest-bearing liabilities	$(1,257)	$(2,516)	$(3,773)

Net Interest Income	$(861)	$366	$(495)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

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

The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical charge-off percentages are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

The Company reported a $0.41 million, or 1.42%, increase in its allowance for loan losses during the first quarter of 2003 as a result of net recoveries achieved during the period. Based on management’s analysis of the adequacy of the allowance for loan losses as of March 31, 2003, the Company did not record a provision for loan losses for the first quarter of 2003, compared to expense of $0.90 million for the first three months of 2002. Although no provision expense was recorded during the first quarter of 2003, the Company has increased certain risk factors used in its analysis of the adequacy of the allowance for loan losses to provide for increased risk of loss throughout the portfolio as a result of continued concern regarding the national and local economy and unfavorable trends in unemployment. Although non-performing loans have declined marginally since December 31, 2002, the Company believes that current economic and employment issues could have a detrimental effect on credit quality and, as a result, has provided for such concerns by increasing its risk factors in each of the commercial, real estate, and consumer loan portfolios.

The allowance allocated to the commercial loan portfolio increased by $1.27 million, or 7.42%, from $17.04 million at December 31, 2002, to $18.30 million at March 31, 2003. In addition to the effect of the increase in risk factors noted above, this increase was due to an increase in the outstanding balance of commercial loans, which increased $8.32 million, or 2.25%, during the quarter. Commercial loans on non-accrual status increased slightly, from $0.58 million at December 31, 2002 to $0.76 million at March 31, 2003.

The allowance allocated to the residential real estate portfolio declined $2.07 million, or 28.64%, from $7.22 million at December 31, 2002 to $5.15 million at March 31, 2003. Offsetting the effects of increasing the risk factors within this portfolio, the decline in the allocation of the allowance to real estate loans was primarily the result of significantly lower charge-off experience in recent quarters. The methodology used by the Company to evaluate the adequacy of the allowance for loan losses relies on historical charge-off experience in the real estate lending area. During 2001, the Company experienced significant charge-offs in the real estate lending portfolio and such experience factored into the Company’s computation of the allowance for loan losses in recent quarters. However, charge-off experience within this portfolio has been significantly lower over the most recent five quarters, which has resulted in a lower allocation of the allowance for loan losses to the real estate portfolio.

The allowance allocated to the consumer loan portfolio increased $1.06 million, or 25.91%, from $4.10 million at December 31, 2002 to $5.17 million at March 31, 2003, primarily as a result of concerns over the economy and trends in unemployment, as noted above. As planned, the outstanding balance of consumer loans (excluding credit cards) has continued to decline over the past several quarters consistent with the Company’s exit from indirect lending and its focus on home equity and other collateral-based lending. However, as of March 31, 2003 consumer loans (excluding credit cards) approximated $94.96 million, a significant portion of which is viewed as unsecured by the Company. Given the economic and unemployment factors noted above, the Company believes that an increased allocation of the allowance for loan losses to the consumer portfolio is appropriate as of March 31, 2003.

In addition to potential net recoveries in future periods, the Company could experience improvement in the level of charge-offs as a percent of outstanding loan balances. These factors could result in zero or negative provision expense in future periods. Conversely, in future periods the Company may need to record provision expense associated with the existing loan portfolio due to factors not currently known to management. Factors that might require provision expense would include deterioration in the financial condition of borrowers or a higher level of charge-offs as a percent of outstanding loan balances as compared to historical trends. Future provision for loan losses will be dependent upon trends in loan balances, changes in loan quality, and, as previously discussed, potential recoveries on charged-off loans. Based on the Company’s analysis and consideration of the known factors utilized in computing the allowance for loan losses, management believes that the allowance for loan losses as of March 31, 2003 is adequate to provide for probable losses inherent in the Company’s loan portfolio.

	Three months ended March 31,		Year ended December 31,
Allowance for Loan Losses	2003	2002	2002
	(in thousands)
Balance at beginning of period	$28,504	$48,635	$48,635
Charge-offs:
Commercial, financial and agricultural	(532)	(7,851)	(19,063)
Real estate-mortgage	(594)	(3,505)	(7,360)
Installment loans to individuals	(1,007)	(1,267)	(4,814)

Total charge-offs	(2,133)	(12,623)	(31,237)

Recoveries:
Commercial, financial and agricultural	929	349	5,671
Real estate-mortgage	1,178	92	1,849
Installment loans to individuals	432	426	1,786

Total recoveries	2,539	867	9,306

Net recoveries (charge-offs)	406	(11,756)	(21,931)
Provision for loan losses	—	900	1,800

Balance at end of period	$28,910	$37,779	$28,504

As a Percent of Average Total Loans:
Net recoveries (charge-offs) (annualized)	0.14%	(3.50)%	(1.75)%
Provision for loan losses (annualized)	—	0.27	0.14
As a Percent of Non-Performing Loans:
Allowance for loan losses	1,056.65%	243.08%	948.24%

	As of March 31,		As of December 31,
Summary of Non-performing Assets	2003	2002	2002
Non-accrual loans	$2,148	$14,542	$2,126
Accruing loans past due 90 days or more	588	1,000	880

Total non-performing loans	2,736	15,542	3,006
Other real estate owned	387	2,295	403

Total non-performing assets	$3,123	$17,837	$3,409

Retained Interests

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in each of the securitizations comprised of (1) the interest collected on the underlying mortgage loans in excess of the interest required to be paid to third-party investors and administrative fees and (2) overcollateralization, or the amount by which the principal balance of the underlying mortgage loans exceeds the principal balances payable to the third-party investors. As of March 31, 2003, $201.39 million of securitized loans remain outstanding and principal balances payable to investors approximate $88.44 million. As a result, as of March 31, 2003, the Company’s retained interests in securitized mortgage loans represents the Company’s financial interest in $112.95 million of overcollateralization and the excess interest to be derived from $201.39 million of loans still outstanding over the interest required to be paid to investors on $88.44 million of principal outstanding plus administrative fees. As of March 31, 2003, the weighted-average interest rate earned on the collateral loans approximates 14.49% and the weighted-average interest rate paid to investors approximates 6.94%. Administrative fees, comprised primarily of loan servicing fees, trustee fees, and insurance premiums, total 1.44%.

Neither the outstanding balance of the mortgage loans underlying the securitization transactions nor the outstanding principal balance owed to investors in the securitization transactions is included in the Company’s Consolidated Balance Sheets. Investors in the securitization transactions do not have direct recourse to the Company for amounts of principal or interest owed them. The Company’s exposure is limited to the Company’s holdings of “first loss” positions in each of the securitizations. The overcollateralization that currently exists is used to provide additional loss protection to the investors for defaults on the underlying mortgage loans in the securitization transactions. However, to the extent that loan defaults exceed those projected by the Company in estimating the fair value of its retained interests, the Company could experience impairment in the fair value of its retained interests and recognize an impairment loss in its Consolidated Statements of Income. Insurance, the premiums for which are paid from the excess cash flows, is provided for the benefit of the investors to further protect investors from a loss of principal. The Company would not be obligated to provide additional funds or assets in the event that the overcollateralization is extinguished by excessive defaults experienced in the underlying mortgage pools or if the insurer was unable to fulfill its commitment to the investors.

Principal amounts owed to investors are evidenced by securities (i.e., “Notes”). The Notes are subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or, if the holder of the retained interests does not exercise such option, at the option of the note insurer, on or after the date on which the related note balance has declined to 5% or less of the original note balance. Based on the Company’s cash flow modeling as of March 31, 2003, the Company believes that five of the six securitizations could be subject to this redemption provision at various times throughout the remainder of 2003. The Company may elect to redeem the outstanding Notes periodically over the next several months as the outstanding balance of the Notes continues to decline toward, and ultimately, below the 5% redemption target.

As of March 31, 2003 and December 31, 2002, the Company reported retained interests in its securitizations of approximately $82.35 million and $80.92 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Using these assumptions, the Company forecasts the amount and timing of future cash flows that it expects to receive based on the then current outstanding balance of the mortgage loans underlying the securitization transactions and amounts owed to investors in the Notes. During the first quarter of 2003, the Company received $2.09 million of cash from the retained interests, compared to interest income accrued during the same period of $3.52 million.

Non-Interest Income and Non-Interest Expense

Non-Interest Income: Non-interest income increased $1.97 million, or 28.10%, from $7.01 million for the three months ended March 31, 2002 to $8.98 million for the first quarter of 2003. This increase was almost entirely attributable to the $1.45 million, or 31.37%, increase the Company experienced in service charge revenues quarter-to-quarter. Since 2001, the Company has been focused on increasing the number of its core deposit customers. Additionally, over the same period, the Company has implemented a number of additional products and services for its depository customers. The combined effect of increased accounts and increased products and services has led to significant increases in service charge revenues, and has continued to drive revenue growth during the first quarter of 2003.

Investment security gains were largely associated with the Company’s investment transaction that entailed the short-sale of a high-coupon U. S. Treasury bond as part of an interest rate risk management strategy. This transaction settled in February 2003.

Non-Interest Expense: Non-interest expense declined $2.17 million, or 11.91%, from $18.17 million in the first quarter of 2002 to $16.01 million in 2003. Although expense reductions were generally experienced in most categories, compensation costs exhibited the largest dollar decline, quarter-to-quarter. Expenses associated with salaries and employee benefits declined $0.90 million, or 10.42%, from $8.64 million for the three months ended March 31, 2002 to $7.74 million for the same period of 2003. This decline corresponds to the decline in the number of full-time equivalents (“FTEs”) employed by the Company during these periods. The number of FTEs declined by 37, or 4.87%, from 759 FTEs as of March 31, 2002 to 722 at March 31, 2003.

Other significant expense savings were noted in the areas of depreciation expense, which declined $0.41 million, or 25.67%, quarter-to-quarter, and losses and expenses associated with repossessed assets, which reflected a net expense of $0.35 million for the first quarter of 2002, compared with net revenues of $0.19 million for the first quarter of 2003. The decline in depreciation expense reflects the Company’s focus on limiting capital expenditures to only those fixed assets that are necessary to improve customer service, lower other expenses, or increase revenues. Repossessed asset losses and expenses reflected net revenues during the first quarter of 2003 as a result of $0.22 million of non-recurring gains realized on the disposal of other real estate owned (“OREO”) properties.

Market Risk Management

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored. As of March 31, 2003, the Company believes that it will likely experience compression in its net interest margin over the next several months should interest rates remain at their historically low levels. However, the Company also believes that it has positioned its balance sheet to benefit from rising interest rates such that increases in interest rates will favorably impact the Company’s net income.

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. Liquidity at the Parent Company level is largely dependent upon the dividend capacity of City National. Among other things, the Parent Company uses cash to pay dividends to its stockholders, to remit interest payments to City Holding Capital Trust and City Holding Capital Trust II, and to repurchase the Company’s common stock. Dividends paid by City National are essentially the sole source of cash for the Parent Company. City National’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), maintains a dividend policy that requires that any dividends in amounts exceeding the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by the OCC before City National can declare the dividend. Because of the net loss reported by City National in 2001, City National is required to request and receive permission from the OCC to pay cash dividends to the Parent Company during 2003. During the first quarter of 2003, the OCC approved the payment of $30.00 million of cash dividends to the Parent Company; however, there can be no assurance that the OCC will approve subsequent dividend requests. Therefore, until City National has achieved a sustained level of earnings that will enable City National to comply with the OCC’s dividend policy, as noted above, cash balances available to the Parent Company will continue to be subject to OCC approval. Management believes that the liquidity position of the Parent Company is adequate to satisfy its funding and cash needs as of March 31, 2003.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank and other financial institutions. City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the Federal Home Loan Bank and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (87.61% or $488.95 million at March 31, 2003) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. As of March 31, 2003, the Company believes that City National maintained a sufficient liquidity position to satisfy its funding and cash needs.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 58.35% as of March 31, 2003. Although the Company has obligations to extend credit, these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances which totaled $558.11 million at March 31, 2003 and which greatly exceeded the Company’s non-deposit sources of borrowing which totaled $227.67 million. The Company funds its assets primarily with deposits, which fund 80.07% of total assets as of March 31, 2003. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 48.82% of the Company’s total assets.

Capital Resources

During the first quarter of 2003, stockholders’ equity increased $2.48 million, or 1.50%, from $165.39 million at December 31, 2002 to $167.88 million at March 31, 2003. Net income of $9.35 million reported for the quarter was generally offset by the declaration of a $3.33 million ($0.20 per share) cash dividend payable to holders of the Company’s common stock and $3.26 million of stock repurchases transacted during the three months ended March 31, 2003.

In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Under the repurchase program, management has been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. During the first quarter of 2003, the Company acquired 118,300 shares of its common stock at an average price of $27.54 per share. Since initiating the repurchase plan, the Company has acquired 420,700 shares of its common stock at an average price of $25.51 per share. There can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.

Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 4%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.00%, 4.00%, and 4.00%, respectively. To be classified as “well capitalized,” City National must maintain total capital, Tier I capital, and leverage ratios of 10.00%, 6.00%, and 5.00%, respectively.

			Actual
	Minimum	Well- Capitalized	March 31 2003	December 31 2002
City Holding:
Total	8.00%	10.00%	13.69%	13.36%
Tier I Risk-based	4.00	6.00	10.25	9.87
Tier I Leverage	4.00	5.00	8.75	8.49

City National:
Total	8.00%	10.00%	13.47%	12.97%
Tier I Risk-based	4.00	6.00	12.00	11.52
Tier I Leverage	4.00	5.00	10.67	10.41

Item 3—Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4—Controls and Procedures

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

PART II—OTHER INFORMATION

Item	1. Legal Proceedings

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

The Amended Complaint alleges that during an approximate time period of late 1997 through 2000, the defendants did not properly manage the Company and City National-resulting in substantial charges against earnings. The Amended Complaint seeks to have three former executive officers return to the Company any compensation paid to them after termination of their employment. The Amended Complaint seeks an award of attorneys’ fees and other unspecified damages. A motion to dismiss pursuant to West Virginia Rule of Court 23.1 (failure to make a proper demand upon the current Company board of directors) was filed by the defendants, and briefed and argued before the Court by all parties. On March 26, 2003, the Court denied Defendants’ Motion to Dismiss. A status conference/scheduling hearing has been set for May 19, 2003. It is the defendants’ intention to vigorously protect their interests. The Company’s directors’ and officers’ liability insurance carrier has been notified of the claim and has presented a reservation of rights letter to the defendants. It is not possible at this time to provide an evaluation of the probability of a favorable or unfavorable outcome or an estimate of the amount or range of potential loss.

The Company’s principal subsidiary, City National, is subject to local business and occupancy taxes (“B&O taxes”) based upon specified sources of revenues as they are received within municipalities in West Virginia. Beginning in 1999 the Company reduced the B&O taxes that City National paid to municipalities in which it operates based on an interpretation the Company received from the West Virginia Department of Tax and Revenue. Notwithstanding the Company’s understanding of this interpretation, in November 2000 the City of Beckley assessed City National at the rate existing prior to the reduction taken by City National. On March 19, 2001 an administrative law judge upheld the City of Beckley’s assessment and related penalties. City National appealed the administrative law judge’s decision to the Circuit Court of Raleigh County in West Virginia, which affirmed the administrative law judge’s decision on November 15, 2001. City National appealed this decision to the Supreme Court of Appeals of West Virginia, which affirmed the circuit court’s decision in a ruling issued on March 14, 2003. The Company does not anticipate any material effect to its earnings from the resolution of the City of Beckley litigation or resolution of ongoing disputes with other municipalities regarding B&O taxes.

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

Item 2.	Changes in Securities and Use of Proceeds	None.
Item 3.	Defaults Upon Senior Securities	None.
Item 4.	Submission of Matters to a Vote of Security Holders	None.
Item 5.	Other Information	None.
Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Section 906 Certification for Gerald R. Francis 99.2 Section 906 Certification for Charles R. Hageboeck

(b) Reports on Form 8-K

On January 22, 2003, the Company filed a Current Report on Form 8-K, attaching a news release issued on January 21, 2003, announcing the Company’s earnings for the fourth quarter of 2002.

SIGNATURES

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

/s/ GERALD R. FRANCIS
Gerald R. Francis President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ CHARLES R. HAGEBOECK
Charles R. Hageboeck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL D. DEAN
Michael D. Dean Senior Vice President—Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: May 9, 2003

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

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003

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

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003