Form 10-Q
period 2003-06-30
CITY HOLDING CO
filed 2003-08-08
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Common stock, $2.50 Par Value – 16,636,217 shares as of August 4, 2003.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q Quarterly Report, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on its retained interests in securitized mortgages causing it to take impairment charges to earnings; (4) the Company may not realize the expected cash payments that it is presently accruing from its retained interests in securitized mortgages; (5) the Company may experience either faster or slower rates of amortization of its retained interests and loans previously securitized; (6) the Company could have adverse legal actions of a material nature; (7) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues; (8) the Company may be unable to maintain or improve upon current levels of expense associated with managing its business; (9) rulings affecting, among other things, the Company’s and its banking subsidiaries’ regulatory capital and required loan loss allocations may change, resulting in the need for increased capital levels; (10) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (11) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (12) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (13) the planned purchase of Trust I and Trust II Capital Securities and the common stock may not occur or may not have the effects anticipated; and (14) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	June 30 2003	December 31 2002
	(Unaudited)	(Note A)

Assets
Cash and due from banks	$57,792	$64,003
Interest-bearing deposits in depository institutions	11,809	45,315
Federal funds sold	—	20,000

Cash and Cash Equivalents	69,601	129,318
Securities available for sale, at fair value	483,358	445,384
Securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2003 and December 31, 2002 - $71,299 and $74,415)	67,975	72,410

Total Securities	551,333	517,794
Securities purchased under agreement to resell	—	27,202
Loans:
Residential real estate	452,014	471,806
Home equity	253,178	210,753
Commercial real estate	301,321	273,904
Other commercial	85,356	95,323
Loans to depository institutions	—	20,000
Installment	46,877	64,181
Indirect	35,059	48,709
Credit card	19,155	19,715
Previously securitized loans	4,933	—

Gross loans	1,197,893	1,204,391
Allowance for loan losses	(26,092)	(28,504)

Net Loans	1,171,801	1,175,887
Retained interests	79,978	80,923
Premises and equipment	35,702	37,802
Accrued interest receivable	10,954	11,265
Net deferred tax asset	31,515	35,895
Other assets	32,414	31,825

Total Assets	$1,983,298	$2,047,911

Liabilities
Deposits:
Noninterest-bearing	$301,233	$281,290
Interest-bearing:
Demand deposits	387,875	377,165
Savings deposits	287,962	286,198
Time deposits	620,832	619,927

Total Deposits	1,597,902	1,564,580
Federal funds purchased and securities sold under agreement to repurchase	78,873	146,937
Securities sold, not yet purchased	—	26,284
Long-term debt	15,000	25,000
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City Holding Company	87,500	87,500
Other liabilities	25,452	32,217

Total Liabilities	1,804,727	1,882,518
Stockholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued and outstanding at June 30, 2003 and December 31, 2002, including 293,381 and 261,563 shares in treasury	42,298	42,298
Capital surplus	57,550	59,029
Retained earnings	80,913	66,076
Cost of common stock in treasury	(7,324)	(6,426)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	6,678	5,960
Underfunded pension liability	(1,544)	(1,544)

Total Accumulated Other Comprehensive Income	5,134	4,416

Total Stockholders’ Equity	178,571	165,393

Total Liabilities and Stockholders’ Equity	$1,983,298	$2,047,911

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Six Months Ended June 30
	2003	2002
Interest Income
Interest and fees on loans	$39,879	$49,382
Interest on investment securities:
Taxable	10,876	9,687
Tax-exempt	1,130	1,415
Interest on retained interests	7,365	5,797
Interest on deposits in depository institutions	58	—
Interest on federal funds sold	60	367

Total Interest Income	59,368	66,648

Interest Expense
Interest on deposits	11,365	16,618
Interest on short-term borrowings	566	1,141
Interest on long-term debt	533	1,085
Interest on trust preferred securities	4,012	4,301

Total Interest Expense	16,476	23,145

Net Interest Income	42,892	43,503
(Recovery of) provision for loan losses	(3,300)	1,800

Net Interest Income After Provision for Loan Losses	46,192	41,703

Non-Interest Income
Investment securities gains	375	470
Service charges	13,375	10,397
Insurance commissions	1,353	1,037
Trust fee income	703	670
Mortgage banking income	348	375
Other income	2,503	2,761

Total Non-Interest Income	18,657	15,710

Non-Interest Expense
Salaries and employee benefits	15,367	16,633
Occupancy and equipment	3,034	3,266
Depreciation	2,300	3,094
Professional fees and litigation expense	1,818	1,373
Postage, delivery, and statement mailings	1,524	1,601
Advertising	1,207	1,342
Telecommunications	923	1,303
Insurance and regulatory	651	1,017
Office supplies	840	742
Repossessed asset (gains) losses and expenses	(738)	642
Other expenses	5,059	5,033

Total Non-Interest Expense	31,985	36,046

Income Before Income Taxes	32,864	21,367
Income tax expense	11,375	7,288

Net Income	$21,489	$14,079

Basic earnings per common share	$1.29	$0.83

Diluted earnings per common share	$1.27	$0.82

Average common shares outstanding:
Basic	16,630	16,890

Diluted	16,936	17,074

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended June 30
	2003	2002
Interest Income
Interest and fees on loans	$19,577	$23,809
Interest on investment securities:
Taxable	5,663	5,102
Tax-exempt	559	684
Interest on retained interests	3,842	2,991
Interest on deposits in depository institutions	28	—
Interest on federal funds sold	—	181

Total Interest Income	29,669	32,767

Interest Expense
Interest on deposits	5,598	7,640
Interest on short-term borrowings	132	525
Interest on long-term debt	255	539
Interest on trust preferred securities	2,006	2,183

Total Interest Expense	7,991	10,887

Net Interest Income	21,678	21,880
(Recovery of) provision for loan losses	(3,300)	900

Net Interest Income After Provision for Loan Losses	24,978	20,980

Non-Interest Income
Investment securities gains	22	238
Service charges	7,294	5,768
Insurance commissions	591	532
Trust fee income	355	354
Mortgage banking income	180	189
Other income	1,230	1,615

Total Non-Interest Income	9,672	8,696

Non-Interest Expense
Salaries and employee benefits	7,629	7,995
Occupancy and equipment	1,489	1,638
Depreciation	1,113	1,497
Professional fees and litigation expense	981	733
Postage, delivery, and statement mailings	744	767
Advertising	557	699
Telecommunications	518	614
Insurance and regulatory	326	490
Office supplies	405	405
Repossessed asset (gains) losses and expenses	(547)	295
Other expenses	2,763	2,741

Total Non-Interest Expense	15,978	17,874

Income Before Income Taxes	18,672	11,802
Income tax expense	6,535	4,131

Net Income	$12,137	$7,671

Basic earnings per common share	$0.73	$0.45

Diluted earnings per common share	$0.72	$0.45

Average common shares outstanding:
Basic	16,622	16,892

Diluted	16,918	17,133

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2001	$42,232	$59,174	$41,152	$(136)	$3,927	$146,349
Comprehensive income:
Net income			14,079			14,079
Other comprehensive income, net of deferred income tax expense of $474:
Net unrealized gain on available-for-sale securities of $715, net of reclassification adjustment for gains included in net income of $4					711	711

Total comprehensive income						14,790
Cash dividends declared ($0.15/share)			(2,536)			(2,536)
Exercise of 17,500 stock options	31	58		136		225

Balances at June 30, 2002	$42,263	$59,232	$52,695	$—	$4,638	$158,828

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	$42,298	$59,029	$66,076	$(6,426)	$4,416	$165,393
Comprehensive income:
Net income			21,489			21,489
Other comprehensive income, net of deferred income taxes of $479:
Net unrealized gain on available-for-sale securities of $776, net of reclassification adjustment for gains included in net income of $58					718	718

Total comprehensive income						22,207
Cash dividends declared ($0.40 per share)			(6,652)			(6,652)
Exercise of 86,482 stock options		(1,479)		2,360		881
Purchase of 118,300 common shares for treasury				(3,258)		(3,258)

Balances at June 30, 2003	$42,298	$57,550	$80,913	$(7,324)	$5,134	$178,571

For the three-month period ended June 30, 2002, the Company reported comprehensive income of $2.76 million.

For the three-month period ended June 30, 2003, the Company reported comprehensive income of $1.78 million.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Six Months Ended June 30
	2003	2002
Operating Activities
Net income	$21,489	$14,079
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	1,586	350
Provision for depreciation	2,300	3,094
(Recovery of) provision for loan losses	(3,300)	1,800
Deferred income tax expense	3,857	12,332
Proceeds from loans sold	—	2,929
Realized gains on loans sold	—	(445)
Realized investment securities gains	(375)	(470)
Increase in retained interests	(2,878)	(5,659)
Decrease in accrued interest receivable	216	930
Increase in other assets	(745)	(5,904)
Decrease in other liabilities	(6,294)	(42)

Net Cash Provided by Operating Activities	15,856	22,994

Investing Activities
Proceeds from sales of securities available for sale	293,083	150,015
Proceeds from maturities and calls of securities available for sale	100,608	49,629
Purchases of available-for-sale securities	(431,547)	(270,381)
Proceeds from maturities and calls of held-to-maturity securities	5,291	650
Purchases of held-to-maturity securities	(1,072)	(29,032)
Net decrease in loans	12,659	148,136
Redemption of retained interests	(1,450)	—
Purchases of premises and equipment	(200)	(127)

Net Cash (Used in) Provided by Investing Activities	(22,628)	48,890

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	19,943	(4,240)
Net increase (decrease) in interest-bearing deposits	13,379	(74,896)
Net decrease in short-term borrowings	(68,064)	(15,668)
Proceeds from long term debt	—	10,000
Repayment of long term debt	(10,000)	—
Purchases of treasury stock	(3,258)	—
Exercise of stock options	881	225
Cash dividends paid	(5,826)	—

Net Cash Used in Financing Activities	(52,945)	(84,579)

Decrease in Cash and Cash Equivalents	(59,717)	(12,695)
Cash and cash equivalents at beginning of period	129,318	170,327

Cash and Cash Equivalents at End of Period	$69,601	$157,632

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2003. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

NOTE B – STOCK-BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value ($8.93/share and $4.71/share, in 2003 and 2002, respectively) of options is amortized to expense over the options’ vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the six and three months ended June 30, 2003 and 2002 were:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except earnings per share data)

Net income, as reported	$21,489	$14,079	$12,137	$7,671
Pro forma stock-based employee compensation expense, net of tax	(582)	(422)	(315)	(235)

Net income, pro forma	$20,907	$13,657	$11,822	$7,436

Basic earnings per share, as reported	$1.29	$0.83	$0.73	$0.45
Pro forma stock-based employee compensation expense, net of tax	(0.03)	(0.02)	(0.02)	(0.01)

Basic earnings per share, pro forma	$1.26	$0.80	$0.71	$0.44

Diluted earnings per share, as reported	$1.27	$0.82	$0.72	$0.45
Pro forma stock-based employee compensation expense, net of tax	(0.03)	(0.02)	(0.02)	(0.01)

Diluted earnings per share, pro forma	$1.24	$0.80	$0.70	$0.44

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	732,412	$13.55	537,990	$15.04
Granted	90,000	28.00	332,250	13.30
Exercised	(86,482)	10.18	(17,500)	12.89
Forfeited	(58,492)	42.09	(41,168)	26.22

Outstanding at June 30	677,438	$13.43	811,572	$14.15

Additional information regarding stock options outstanding and exercisable at June 30, 2003, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$5.75 - $8.63	185,218	$6.00	91	185,218	$6.00
$8.65 - $12.98	45,453	9.26	96	45,453	9.26
$13.30 - $19.95	348,500	13.66	87	332,670	13.58
$25.66 - $38.49	98,267	28.57	107	8,267	34.78

	677,438			571,608

NOTE C – RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans for the dates presented:

	June 30, 2003	June 30, 2002	December 31, 2002
	(in thousands)

Total principal amount of loans outstanding	$167,376	$285,737	$226,424
Principal amount of loans 60 days or more past due	6,561	6,212	7,628
Net credit losses during the period	3,988	8,773	14,994

The principal amount of loans outstanding is not included in the Consolidated Balance Sheets of the Company.

As of June 30, 2003 and December 31, 2002, the Company reported retained interests in its securitizations of approximately $79.98 million and $80.92 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. The Company’s assumption regarding prepayment speed was changed effective March 1, 2003 to reflect higher levels of prepayments for the underlying collateral loans over their remaining lives as compared to the prepayment assumption previously used. For the six-month periods ended June 30, 2003 and 2002, the Company recognized $7.37 million and $5.80 million, respectively, of interest income from the retained interests. Comparatively, the Company received $4.48 million and $0.11 million of cash from the retained interests during the first six months of 2003 and 2002, respectively. Key assumptions used in estimating the fair value of the Company’s retained interests as of June 30, 2003 and December 31, 2002, were as follows:

	June 30 2003	December 31 2002
Prepayment speed (CPR):
Through May 2004	35.00%	16.00%
From June 2004 – May 2005	30.00%	16.00%
From June 2005 – May 2006	26.00%	16.00%
After May 2006	20.00%	16.00%
Weighted average cumulative defaults	12.70%	14.19%
Weighted average discount rate	14.00%	14.00%

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

Principal amounts owed to investors are evidenced by securities (i.e., “Notes”). The Notes are subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or, if the holder of the retained interests does not exercise such option, at the option of the note insurer, on or after the date on which the related note balance has declined to 5% or less of the original note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. During the second quarter of 2003, the outstanding Note balance of the Company’s 1997-1 securitization declined below this 5% threshold and the Company exercised its early redemption option for $1.45 million. As a result, the $1.45 million combined with the remaining book value of $3.82 million of the 1997-1 retained interest was reclassified to loans, reported as Previously Securitized Loans, in the Company’s Consolidated Balance Sheets. As of June 30, 2003, the book value of previously securitized loans had declined to $4.93 million through principal collections and charge-offs. No gain or loss was recognized as a result of this redemption.

In July 2003, the Company exercised the early redemption option on its 1998-2 securitization for $3.04 million. As a result, the book value of the Company’s retained interests was reduced by $11.12 million and amounts reported as Previously Securitized Loans increased by $14.16 million. Based on the Company’s cash flow modeling as of June 30, 2003, the Company believes that three of the remaining four securitizations could be subject to this redemption provision at various times throughout the remainder of 2003. The Company may elect to redeem the outstanding Notes of the remaining securitizations periodically over the next several months as the outstanding balance of the Notes continues to decline toward, and ultimately, below the 5% redemption target.

At June 30, 2003, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

(in thousands)

Estimated fair value at June 30, 2003	$92,837

Discount rate:
Impact on fair value of 10% adverse change	(3,439)
Impact on fair value of 20% adverse change	(6,658)
Default curve:
Impact on fair value of 10% adverse change	(1,630)
Impact on fair value of 20% adverse change	(3,259)
Prepayment curve:
Impact on fair value of 10% adverse change	(2,421)
Impact on fair value of 20% adverse change	(3,288)

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

NOTE D – SHORT-TERM BORROWINGS

Short-term borrowings include securities sold under agreement to repurchase of $78.87 million and $96.94 million as of June 30, 2003 and December 31, 2002, respectively. Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements. At December 31, 2002, short-term borrowings also included $50.00 million of federal funds purchased and $26.28 million of borrowings associated with an interest rate risk strategy in which the Company entered into an investment transaction that entailed the short-sale of a high-coupon, short-term U. S. Treasury bond. The short sale transaction settled on February 15, 2003.

NOTE E – LONG-TERM DEBT

Through City National, the Company maintains long-term financing from the Federal Home Loan Bank as follows:

	June 30, 2003
Amount Available	Amount Outstanding	Interest Rate	Maturity Date
(in thousands)
$5,000	$5,000	5.48%	February 2008
10,000	10,000	4.86	October 2008

	$15,000

During the second quarter of 2003, the Company terminated a $10.00 million Federal Home Loan Bank advance with a scheduled maturity date in January 2004. The Company incurred $0.14 million expense, included in Other Expenses, associated with the early retirement of this credit facility.

NOTE F – TRUST PREFERRED SECURITIES

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

As noted in the preceding table, the Capital Securities issued by City Holding Capital Trust II (“Trust II”) are redeemable on or after October 31, 2003, in whole at any time or in part from time-to-time. Because the Trust II Capital Securities have a stated interest rate of 9.125% and considering the current low interest rate environment, the Company may elect to exercise the early redemption provisions for all or portions of the $57.50 million outstanding balance of Trust II. In order to do so, the Company would need to obtain advanced regulatory approval from the Federal Reserve. Also, City National may need to obtain regulatory approval from the Office of the Comptroller of the Currency to dividend funds to the Company to provide cash for the Company to redeem all or a portion of the Trust II Capital Securities. Additionally, as of June 30, 2003, the Company has $2.25 million of unamortized issuance costs, included in Other Assets in the Consolidated Balance Sheets, associated with the issuance of the Trust II Capital Securities. Since the Trust II Capital Securities were issued in October 1998, the Company has amortized these costs through interest expense using the effective yield method. However, should the Company elect to redeem any or all of the Trust II Capital Securities, a pro-rata percentage of the remaining balance of capitalized issuance costs would be charged to expense at the time of redemption.

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

NOTE G – COMMITMENTS AND CONTINGENCIES

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

The Company’s principal subsidiary, City National, is subject to local business and occupation taxes (“B&O taxes”) based upon specified sources of revenues as they are received within municipalities in West Virginia. Beginning in 1999 the Company reduced the B&O taxes that City National paid to municipalities in which it operates based on an interpretation the Company received from the West Virginia Department of Tax and Revenue. Notwithstanding the Company’s understanding of this interpretation, in November 2000 the City of Beckley assessed City National at the rate existing prior to the reduction taken by City National. On March 19, 2001 an administrative law judge upheld the City of Beckley’s assessment and related penalties. City National appealed the administrative law judge’s decision to the Circuit Court of Raleigh County in West Virginia, which affirmed the administrative law judge’s decision on November 15, 2001. City National appealed this decision to the Supreme Court of Appeals of West Virginia, which affirmed the circuit court’s decision in a ruling issued on March 14, 2003. During the second quarter of 2003, the Company remitted additional B & O tax payments, representing the difference between amounts previously paid by the Company and amounts determined payable as a result of the Supreme Court’s decision, to twenty-two West Virginia municipalities. The additional tax payments had no material effect to the Company’s earnings for the six or three month periods ended June 30, 2003.

In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At June 30, 2003, commitments outstanding to extend credit totaled approximately $217.91 million. Of this total, $114.73 million was attributable to home equity lines of credit, which have experienced significant growth over the past several months. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $7.34 million as of June 30, 2003. Substantially all standby letters of credit have historically expired unfunded.

Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Numerator:
Net income	$21,489	$14,079	$12,137	$7,671

Denominator:
Denominator for basic earnings per share:
Average shares outstanding	16,630	16,890	16,622	16,892

Effect of dilutive securities:
Employee stock options	306	184	296	241

Denominator for diluted earnings per share	16,936	17,074	16,918	17,133

Basic earnings per share	$1.29	$0.83	$0.73	$0.45

Diluted earnings per share	$1.27	$0.82	$0.72	$0.45

Options to purchase 8,267 shares of common stock at an exercise price of $34.78 per share were outstanding during the first six months of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 78,517 shares of common stock at exercise prices between $25.66 and $42.75 per share were outstanding during the first six months of 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003.

Transferors of assets to qualifying special purpose entities meeting the requirements of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” are exempt from the provisions of FIN 46. As a result, the Company’s securitization trusts are exempt from consolidation under this interpretation.

With respect to other interests in entities subject to FIN 46, the Company has initially determined that the provisions of FIN 46 may require de-consolidation of the Company’s subsidiary trusts, which issued mandatorily redeemable preferred capital securities to third-party investors. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company will be reported in the Consolidated Balance Sheets as “Long-term debt”, while the Company’s equity interest in the trusts will be reported as “Other assets”. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital until further notice. Additional information on the trusts is summarized in Note F, beginning on page 14 of this Form 10-Q Quarterly Report.

Note J – Subsequent Events

On August 7, 2003, the Company received a net settlement of $1.6 million in resolution of its claim against the Federal Deposit Insurance Corporation (“FDIC”) in the FDIC’s capacity as receiver of The First National Bank of Keystone (“Keystone”). This settlement amount will be recorded in the third quarter of 2003 and will impact the Company’s results of operations by $0.9 million, net of tax. The settlement resolved federal court litigation the Company brought against the FDIC. The Company had alleged breach of contract by Keystone in connection with the Company’s purchase and servicing of sub-prime loans originated by Keystone. With this settlement, the Company’s claims arising out of its business relationship with the failed Keystone bank have been resolved.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of retained interests in securitized mortgage loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 28-30 of this Form 10-Q Quarterly Report provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note C, beginning on page 11 of this Form 10-Q Quarterly Report, and pages 30-32 provide management’s analysis of the Company’s retained interests in securitized mortgage loans. When the Company sold certain receivables in securitizations of high loan-to-value loans, it retained a financial interest in the securitizations. The financial interest, or retained interest, is comprised of the estimated fair value of two components: (1) the excess cash flows between interest collected on the underlying collateral loans minus interest paid to third-party investors plus fees paid for servicing, insurance, and trustee costs, and (2) overcollateralization. Because quoted market prices are not readily available for retained interests, the Company estimates their fair values using cash flow modeling techniques that incorporate management’s best estimates of key assumptions—loan default rates, loan prepayment rates, and discount rates commensurate with the risks involved.

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

FINANCIAL SUMMARY

Six Months Ended June 30, 2003 vs. 2002

The Company reported consolidated net income of $21.49 million, or $1.27 per diluted common share, for the six months ended June 30, 2003, compared to consolidated net income of $14.08 million, or $0.82 per diluted common share for the first six months of 2002. Return on average assets (“ROA”) was 2.16% and return on average equity (“ROE”) was 25.16% for the six months ended June 30, 2003, compared to 1.35% and 18.40%, respectively, for the first six months of 2002.

The Company’s operating results for the first six months of 2003 were positively affected by continued growth in non-interest income, specifically in service charge revenues earned on depository relationships, continued success in managing non-interest expenses, and a strong net interest margin. Additionally, during the second quarter of 2003, the Company recorded a negative loan loss provision of $3.30 million, which added $0.13 per diluted share, after income taxes, to the Company’s operating results. As discussed under the caption Allowance and Provision for Loan Losses, the Company has experienced lower than anticipated losses and improving credit quality within certain segments of its loan portfolio. The Company has also had greater than expected success in pursuing recoveries of previously charged-off loans, as evidenced by $0.89 million of net recoveries for the first six months of 2003. Based on the Company’s updated analysis of the allowance for loan losses at June 30, 2003, a negative provision for loan losses of $3.30 million was required to be recorded for the second quarter of 2003. Excluding the impact of the negative loan loss provision, the Company would have reported net income of $19.30 million, or $1.14 per diluted share, for the first six months of 2003.

Three Months Ended June 30, 2003 vs. 2002

The Company reported consolidated net income of $12.14 million, or $0.72 per diluted common share, for the three-month period ended June 30, 2003, compared to consolidated net income of $7.67 million, or $0.45 per diluted common share for the same period of 2002. ROA was 2.43% and ROE was 28.13% for the three-month period ended June 30, 2003, compared to 1.48% and 19.70%, respectively, for the same period of 2002.

As compared to the second quarter of 2002, the Company’s second quarter 2003 earnings were positively affected by a $1.53 million, or 26.46% increase in service charges earned on depository relationships and a $2.15 million, or 12.02% decline in non-interest expenses, quarter-to-quarter. As noted above, the Company’s second quarter 2003 earnings were also favorably impacted by the $3.30 million negative loan loss provision recorded during the period. Excluding the impact of the negative loan loss provision, the Company would have reported net income of $10.00 million, or $0.59 per diluted share, for the three-month period ended June 30, 2003.

Forward Looking Information

As discussed under the captions Net Interest Income and Retained Interests and Previously Securitized Loans, the Company’s earnings in recent quarters has been favorably impacted by the income recognized on the Company’s retained interests. Further, the Company anticipates that it will experience increased income associated with these assets through year-end 2003 as it expects to exercise its early redemption option on four of the remaining five securitizations. Additionally, the Company’s current performance has also been positively affected by its success since 2002 in achieving low levels of non-performing assets and its success in achieving net loan recoveries totaling $1.37 million over the prior four quarters. These successes have led to the point that the Company recognized a negative provision for loan losses in the second quarter of 2003, as previously noted. As a measure of comparison, based upon the Company’s specific mix of loans, insured depository institutions in the United States over the last five fiscal years have experienced a net charge-off rate of 32 basis points on average loans and leases outstanding. While both of these factors have favorably impacted the Company’s earnings in recent periods, neither is sustainable in the long-term. Eventually, the retained interests and the loans previously securitized will be paid-off, and eventually the Company, like all other banking institutions, will need to incur normal provision expense. In reviewing the information provided in this Form 10-Q Quarterly Report, investors and potential investors should recognize that these two factors currently contribute to the Company’s strong financial performance.

NET INTEREST INCOME

As has been discussed in previously reported Quarterly and Annual Reports, interest rates have been at historically low levels in recent periods and, as a result, the financial services industry as a whole is generally experiencing compression in net interest margin. During this timeframe, the Company has proactively managed its balance sheet, particularly through the investment portfolio, and its funding costs such that the Company has, thus far, been able to maintain a relatively high, stable net interest margin and net interest income. The Company has also significantly benefited from the yield earned on its retained interests in securitized mortgage loans over the past several quarters. As the yield earned on the retained interests has increased in recent quarters, the overall net interest margin has been favorably impacted. Although the Company continues to pursue various alternatives to manage its net interest margin, the effects of the declining balance of the retained interests, coupled with the effect of the sustained low interest rate environment, could lead to the Company experiencing contraction in its net interest margin in future periods.

Six Months Ended June 30, 2003 vs. 2002

On a tax equivalent basis, the Company reported net interest income of $43.50 million and $44.27 million for the six-month periods ended June 30, 2003 and 2002, respectively. Although interest income earned declined $7.43 million period-to-period, this decline was largely offset by a $6.67 million decline in interest expense incurred, resulting in the overall $0.77 million, or 1.73%, decline in net interest income from 2002 to 2003. While net interest income remained relatively flat period-to-period, net interest margin increased nine basis points, from 4.60% for the first half of 2002 to 4.69% in 2003. This increase was due to a 65 basis point decline in the Company’s cost of funds, particularly in costs of deposits, which was partially offset by a 54 basis point decline in the yield earned on interest-earning assets.

The decline in interest income was primarily driven by a $9.50 million decline in interest income earned on the Company’s loan portfolio. This decrease was due to the combined effect of a $105.86 million, or 8.16%, decline in the average balance of the Company’s loan portfolio and the historically low interest rate environment. Within the Company’s loan portfolio, outstanding balances associated with indirect lending and installment/consumer lending have declined $73 million since June 30, 2002 as a result of the Company’s exit from indirect lending activities and the Company’s decision to primarily focus new loan originations in the area of real estate secured products. Additionally, residential real estate loan balances have declined $70.00 million, or 13.41%, from June 30, 2002 as the Company works to improve the overall credit quality of this segment of the portfolio. The declining interest rate environment in recent quarters has also led to some of the declining balance of residential real estate loans. As interest rates declined, residential real estate loans experienced a high level of refinance activity. Many borrowers have taken advantage of lower interest rates by entering into fixed-rate mortgage loans. By plan, the majority of the Company’s residential real estate portfolio, however, is comprised of adjustable-rate mortgage loans. As a result, the Company has generally experienced a declining balance within this loan segment. Should interest rates stabilize and ultimately, begin to rise, the Company expects to experience some growth in its adjustable-rate mortgage portfolio. Partially offsetting these declines in loan balances, home equity loans have increased $42.43 million, or 20.13%, and commercial real estate loan balances have increased $27.42 million, or 10.01%, since December 31, 2002, reflecting the Company’s intention to focus loan growth efforts on real estate secured lending.

Interest income earned on the Company’s retained interests in securitized mortgage loans increased $1.57 million, or 27.05%, from $5.80 million in 2002 to $7.37 million, in 2003 as a result of better-than-expected performance of the underlying mortgage loans. Interest income earned on the Company’s investment securities portfolio increased $0.75 million, or 6.32%, from 2002 to 2003 as a result of the $52.22 million, or 10.27%, increase in the average balance of the investment portfolio.

Primarily within the time deposit category, the Company has experienced significant reductions in interest expense paid on deposit relationships. The average balance of time deposits declined $86.78 million, or 12.27%, from the first six months of 2002 to 2003, resulting in a $1.56 million reduction in interest expense. Declines in the interest rate paid on time deposits resulted in an additional $2.72 million reduction in interest expense in the first half of 2003, as compared to the first half of 2002. The decline in the average balance of time deposits was largely attributable to the runoff of higher-costing certificates of deposit the Company had utilized in 2001 as a funding source to provided needed liquidity. Many of those certificates of deposit had scheduled maturities into the first and second quarters of 2002. As those certificates of deposit matured, the Company chose not to renew the deposits at higher than market interest rates. The decline in the interest rate paid on time and other deposit products has largely followed the overall decline in the interest rate environment experienced throughout the United States during the past year.

Three Months Ended June 30, 2003 vs. 2002

On a tax equivalent basis, net interest income declined $0.27 million, or 1.21%, from $22.25 million in the second quarter of 2002 to $21.98 million in 2003. Although net interest income remained relatively unchanged quarter-to-quarter, net interest margin increased five basis points from 4.67% in the second quarter of 2002 to 4.72% in the second quarter of 2003. Similar to that noted above, this increase was due to a 58 basis point decline in the Company’s cost of funds, partially offset by a 53 basis point decline in the yield earned on the Company’s interest-earning assets. The trends noted above for the six-month period are consistent with the trends noted in comparing the second quarter of 2003 to the same period in 2002. Interest income earned on the Company’s loan portfolio declined $4.23 million, or 17.77%, consistent with the $64.74 million, or 5.17%, decline in the average balance of the Company’s loan portfolio and lower yields earned as a result of the current interest rate environment. Interest income earned on the Company’s retained interests in securitized mortgage loans increased $0.85 million, or 28.45%, as a result of better-than-anticipated performance of the underlying mortgage loans. Income earned on the Company’s investment securities portfolio increased $0.37 million, or 5.98%, as a result of the $52.11 million, or 9.80%, increase in the average balance of the portfolio.

Primarily within the time deposit category, the Company has experienced significant reductions in interest expense paid on deposit relationships. The average balance of time deposits declined $62.15 million, or 9.10%, from the second quarter of 2002 to 2003, resulting in a $0.53 million reduction in interest expense. Declines in the interest rate paid on time deposits resulted in an additional $1.01 million reduction in interest expense in the second quarter of 2003, as compared to 2002.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Six months ended June 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):	$1,192,184	$39,879	6.69%	$1,298,044	$49,382	7.61%
Securities:
Taxable	514,553	10,876	4.23	452,087	9,687	4.29
Tax-exempt (2)	46,317	1,738	7.50	56,561	2,177	7.70

Total securities	560,870	12,614	4.50	508,648	11,864	4.66
Retained interest in securitized loans	81,535	7,365	18.07	73,690	5,797	15.73
Deposits in depository institutions	14,294	82	1.15	—	—	—
Federal funds sold	6,868	36	1.05	46,103	367	1.59

Total interest-earning assets	1,855,751	59,976	6.46	1,926,485	67,410	7.00
Cash and due from banks	46,498			63,373
Bank premises and equipment	36,872			41,791
Other assets	78,737			102,392
Less: allowance for loan losses	(29,248)			(42,435)

Total assets	$1,988,610			$2,091,606

Liabilities
Interest-bearing demand deposits	$381,445	$1,051	0.55%	$378,529	$1,098	0.58%
Savings deposits	291,204	846	0.58	305,538	1,777	1.16
Time deposits	620,494	9,468	3.05	707,276	13,743	3.89
Short-term borrowings	101,189	566	1.12	113,767	1,141	2.01
Long-term debt	23,564	533	4.52	37,312	1,085	5.82
Trust preferred securities	87,500	4,012	9.17	87,500	4,301	9.83

Total interest-bearing liabilities	1,505,396	16,476	2.19	1,629,922	23,145	2.84
Noninterest-bearing demand deposits	284,984			274,219
Other liabilities	27,399			34,392
Stockholders’ equity	170,831			153,073

Total liabilities and stockholders’ equity	$1,988,610			$2,091,606

Net interest income		$43,500			$44,265

Net yield on earning assets			4.69%			4.60%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Six months ended June 30, 2003 vs. 2002 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio	$(3,831)	$(5,672)	$(9,503)
Securities:
Taxable	1,561	(372)	1,189
Tax-exempt (1)	(386)	(53)	(439)

Total securities	1,175	(425)	750
Retained interest in securitized loans	655	913	1,568
Deposits in depository institutions	82	—	82
Federal funds sold	(236)	(95)	(331)

Total interest-earning assets	$(2,155)	$(5,279)	$(7,434)

Interest-bearing liabilities:
Demand deposits	$23	$(70)	$(47)
Savings deposits	(80)	(851)	(931)
Time deposits	(1,555)	(2,720)	(4,275)
Short-term borrowings	(115)	(460)	(575)
Long-term debt	(344)	(208)	(552)
Trust preferred securities	—	(289)	(289)

Total interest-bearing liabilities	$(2,071)	$(4,598)	$(6,669)

Net Interest Income	$(125)	$(640)	$(765)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended June 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):	$1,188,363	$19,577	6.59%	$1,253,098	$23,809	7.60%
Securities:
Taxable	538,998	5,663	4.20	477,358	5,102	4.28
Tax-exempt (2)	45,091	859	7.62	54,617	1,052	7.70

Total securities	584,089	6,522	4.47	531,975	6,154	4.63
Retained interest in securitized loans	81,774	3,842	18.79	75,140	2,991	15.92
Deposits in depository institutions	10,190	28	1.10	—	—	—
Federal funds sold	—	—	—	44,493	181	1.63

Total interest-earning assets	1,864,416	29,969	6.43	1,904,706	33,135	6.96
Cash and due from banks	45,391			66,605
Bank premises and equipment	36,334			41,067
Other assets	78,885			100,155
Less: allowance for loan losses	(29,380)			(37,473)

Total assets	$1,995,646			$2,075,060

Liabilities
Interest-bearing demand deposits	$386,348	$531	0.55%	$373,691	$544	0.58%
Savings deposits	294,108	395	0.54	314,639	882	1.12
Time deposits	620,543	4,672	3.01	682,688	6,214	3.64
Short-term borrowings	94,784	132	0.56	114,343	525	1.84
Long-term debt	22,143	255	4.61	37,475	539	5.75
Trust preferred securities	87,500	2,006	9.17	87,500	2,183	9.98

Total interest-bearing liabilities	1,505,426	7,991	2.12	1,610,336	10,887	2.70
Noninterest-bearing demand deposits	291,971			275,919
Other liabilities	25,645			33,048
Stockholders’ equity	172,604			155,757

Total liabilities and stockholders’ equity	$1,995,646			$2,075,060

Net interest income		$21,978			$22,248

Net yield on earning assets			4.72%			4.67%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended June 30, 2003 vs. 2002 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio	$(1,184)	$(3,048)	$(4,232)
Securities:
Taxable	1,108	(547)	561
Tax-exempt (1)	(182)	(11)	(193)

Total securities	926	(558)	368
Retained interest in securitized loans	280	571	851
Deposits in depository institutions	28	—	28
Federal funds sold	(181)	—	(181)

Total interest-earning assets	$(131)	$(3,035)	$(3,166)

Interest-bearing liabilities:
Demand deposits	$87	$(100)	$(13)
Savings deposits	(54)	(433)	(487)
Time deposits	(532)	(1,010)	(1,542)
Short-term borrowings	(77)	(316)	(393)
Long-term debt	(191)	(93)	(284)
Trust preferred securities	—	(177)	(177)

Total interest-bearing liabilities	$(767)	$(2,129)	$(2,896)

Net Interest Income	$712	$(983)	$(270)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

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

As previously noted, the Company determined that it was appropriate to record a negative loan loss provision of $3.30 million during the second quarter of 2003 to reduce the allowance for loan losses to $26.09 million as of June 30, 2003. As a result of concerns regarding the national and local economies and unfavorable trends in unemployment statistics, during the first quarter of 2003 the Company increased certain risk factors used in its analysis of the adequacy of the allowance for loan losses. During the second quarter of 2003, the Company’s continued success in pursuing collections of previously charged-off loans and improved credit quality within certain segments of the loan portfolio resulted in a decrease to the allowance for loan losses during the second quarter. The success the Company has achieved in pursuing previously charged-off loans has been better than expected as evidenced by net recoveries of $0.89 million for the first six months of 2003.

The allowance allocated to the commercial loan portfolio decreased $0.42 million, or 2.49%, from $17.04 million at December 31, 2002 to $16.62 million at June 30, 2003. This decline is primarily due to the recent success the Company has experienced in pursuing collections on previously charged-off loans. For the six months ended June 30, 2003, the Company has recorded commercial loan charge-offs of $0.53 million and recoveries of $2.24 million, resulting in net commercial recoveries of $1.70 million for the period.

The allowance allocated to the residential real estate portfolio declined $3.09 million, or 42.80%, from $7.22 million at December 31, 2002 to $4.13 million at June 30, 2003. This decline is the result of two factors affecting this segment of the portfolio. First, the residential real estate portfolio included a small portfolio of loans that had been originated by the Company’s out-of-market loan origination offices in prior years. These loans had been originated with the intent to sell, but the Company had been unable to ultimately sell the loans. After the Company transferred these loans from the held-for-sale classification to the loan portfolio, the loans were assigned a higher risk classification and, therefore, allocated a higher percentage of the allowance for loan losses. The higher risk classification was based on the fact that the loans were originated out of the Company’s principal markets and due to the Company’s inability to sell the loans. These loans have since paid down significantly and have experienced less than anticipated loss characteristics. As a result, the Company reduced its allocation of the allowance to this portion of the residential real estate portfolio. Second, within the Company’s core residential real estate portfolio, it has reported net recoveries of $0.39 million for the first six months of 2003. As a result of this success, the Company determined that it was appropriate to reduce the allocation of the allowance to this segment of the portfolio.

The allowance allocated to the consumer portfolio increased $0.18 million, or 4.39%, from $4.10 million at December 31, 2002 to $4.28 million at June 30, 2003. This increase is primarily due to the continued concern the Company has regarding the economy and unemployment trends. As opposed to the real estate secured loans within the commercial and residential real estate portfolios discussed above, the Company believes that the consumer portfolio is more susceptible to losses resulting from general economic conditions. For these reasons, the Company has chosen to pursue home equity lending instead of typical consumer loan products. However, as of June 30, 2003, consumer loans outstanding, while declining in balance, approximated $81.94 million (excluding credit card balances), a significant portion of which is viewed as unsecured.

Based on the Company’s analysis of the adequacy of the allowance for loans losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2003 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Amounts to be recorded for the provision for loan losses in future periods will be dependent upon trends in loan balances, changes in loan quality and loss experience trends, and potential recoveries on charged-off loans. Should the Company continue to experience either low levels of net charge-offs or net recoveries in future periods, it is possible that the Company will record additional negative loan loss provision in forthcoming periods. Conversely, in future periods the Company may need to record provision expense associated with the existing loan portfolio due to factors not currently known to management. Factors that might require provision expense would include deterioration in the financial condition of borrowers or a higher level of charge-offs as a percent of outstanding loan balances as compared to historical trends.

	Six months ended June 30,		Year ended December 31, 2002
	2003	2002
	(in thousands)

Allowance for Loan Losses
Balance at beginning of period	$28,504	$48,635	$48,635
Charge-offs:
Commercial, financial and agricultural	(534)	(16,776)	(19,063)
Real estate-mortgage	(1,097)	(6,727)	(7,360)
Installment loans to individuals	(1,683)	(2,423)	(4,814)
Overdraft deposit accounts	(501)	—	—
Previously securitized loans	(28)	—	—

Total charge-offs	(3,843)	(25,926)	(31,237)

Recoveries:
Commercial, financial and agricultural	2,238	2,478	5,671
Real estate-mortgage	1,485	184	1,849
Installment loans to individuals	840	852	1,786
Overdraft deposit accounts	168	—	—

Total recoveries	4,731	3,514	9,306

Net recoveries (charge-offs)	888	(22,412)	(21,931)
(Recovery of) provision for loan losses	(3,300)	1,800	1,800

Balance at end of period	$26,092	$28,023	$28,504

As a Percent of Average Total Loans:
Net recoveries (charge-offs) (annualized)	0.15%	(3.45)%	(1.75)%
Provision for loan losses (annualized)	(0.55)	0.28	0.14
As a Percent of Non-Performing Loans:
Allowance for loan losses	700.64%	1,728.75%	948.24%

	As of June 30,		As of December 31, 2002
	2003	2002
Summary of Non-performing Assets

Non-accrual loans	$1,919	$626	$2,126
Accruing loans past due 90 days or more	1,744	995	880
Previously securitized loans past due 90 days or more	61	—	—

Total non-performing loans	3,724	1,621	3,006
Other real estate owned	623	1,681	403

Total non-performing assets	$4,347	$3,302	$3,409

RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in each of the securitizations comprised of (1) the interest collected on the underlying mortgage loans in excess of the interest required to be paid to third-party investors and administrative fees and (2) overcollateralization, or the amount by which the principal balance of the underlying mortgage loans exceeds the principal balances payable to the third-party investors. As of June 30, 2003, $167.38 million of securitized loans remain outstanding and principal balances payable to investors approximate $59.90 million. As a result, as of June 30, 2003, the Company’s retained interests in securitized mortgage loans represents the Company’s financial interest in $107.48 million of overcollateralization and the excess interest to be derived from $167.38 million of loans still outstanding over the interest required to be paid to investors on $59.90 million of principal outstanding plus administrative fees. As of June 30, 2003, the weighted-average interest rate earned on the collateral loans approximates 13.04% and the weighted-average interest rate paid to investors approximates 6.93%. Administrative fees, comprised primarily of loan servicing fees, trustee fees, and insurance premiums, total 1.44%.

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

As of June 30, 2003 and December 31, 2002, the Company reported retained interests in its securitizations of approximately $79.98 million and $80.92 million, respectively. The value of the retained interests is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Using these assumptions, the Company forecasts the amount and timing of future cash flows that it expects to receive based on the then current outstanding balance of the mortgage loans underlying the securitization transactions and amounts owed to investors in the Notes. During the first six months of 2003, the Company received $4.48 million of cash from the retained interests, compared to interest income accrued during the same period of $7.37 million.

Principal amounts owed to investors are evidenced by securities (i.e., “Notes”). The Notes are subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or, if the holder of the retained interests does not exercise such option, at the option of the note insurer, on or after the date on which the related note balance has declined to 5% or less of the original note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. During the second quarter of 2003, the outstanding Note balance of the Company’s 1997-1 securitization declined below this 5% threshold and the Company exercised its early redemption option for $1.45 million. As a result, the $1.45 million combined with the remaining book value of $3.82 million of the 1997-1 retained interest was reclassified to loans, reported as Previously Securitized Loans, in the Company’s Consolidated Balance Sheets. As of June 30, 2003, the book value of previously securitized loans had declined to $4.93 million through principal collections and charge-offs. No gain or loss was recognized as a result of this redemption.

In July 2003, the Company exercised the early redemption option on its 1998-2 securitization for $3.04 million. As a result, the book value of the Company’s retained interests was reduced by $11.12 million and amounts reported as Previously Securitized Loans increased by $14.16 million. Based on the Company’s cash flow modeling as of June 30, 2003, the Company believes that three of the remaining four securitizations could be subject to this redemption provision at various times throughout the remainder of 2003. The Company may elect to redeem the outstanding Notes of the remaining securitizations periodically over the next several months as the outstanding balance of the Notes continues to decline toward, and ultimately, below the 5% redemption target.

The Company expects to realize higher yields on the book value of the remaining loans as a result of having redeemed the Notes, which are paying interest at a weighted average interest rate of 6.93% as noted above. Additionally, by redeeming the Notes, the Company is able to eliminate some of the administrative fees, most significantly the insurance premiums (which approximate 32 basis points, computed from the Note balance), being paid from the deals. The elimination of these fees is also expected to result in increased income recognized by the Company from these assets. Based on current cash flow projections, the Company believes that its December 31, 2003 Consolidated Balance Sheet will include a book value of Retained Interests approximating $1 million and a book value of Previously Securitized Loans approximating $111 million. The Company also believes, based on its projections, that the outstanding balances of Retained Interest and Loans Previously Securitized will approximate:

As of:	Forecasted Balance:
December 31, 2004	$76 million
December 31, 2005	54 million
December 31, 2006	42 million
December 31, 2007	32 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Six Months Ended June 30, 2003 vs. 2002

Non-Interest Income: Non-interest income increased $2.95 million, or 18.76%, from $15.71 million for the first half of 2002 to $18.66 million for the first six months of 2003. This increase was almost entirely attributable to the $2.98 million, or 28.64%, increase the Company experienced in service charge revenues period-to-period. Since 2001, the Company has been focused on increasing the number of its core deposit customers. Additionally, over the same period, the Company has implemented a number of additional products and services for its depository customers. The combined effect of increased core deposit accounts and increased products and services has led to significant increases in service charge revenues, and has continued to drive revenue growth during the first half of 2003.

Non-Interest Expense: Non-interest expense declined $4.06 million, or 11.27%, from $36.05 million in the first half of 2002 to $31.99 million in 2003. Although expense reductions were generally experienced in most categories, compensation costs exhibited the largest dollar decline, period-to-period. Expenses associated with salaries and employee benefits declined $1.27 million, or 7.61%, from $16.63 million for the six months ended June 30, 2002 to $15.37 million for the same period of 2003. This decline corresponds to the decline in the number of full-time equivalents (“FTEs”) employed by the Company during these periods. The number of FTEs declined by 29, or 3.88%, from 748 FTEs as of June 30, 2002 to 719 at June 30, 2003.

Other significant expense savings were noted in the areas of depreciation expense, which declined $0.79 million, or 25.66%, period-to-period, and losses and expenses associated with repossessed assets, which reflected a net expense of $0.64 million for the first half of 2002, compared with net gains of $0.74 million for the first six months of 2003. The decline in depreciation expense reflects the Company’s focus on limiting capital expenditures to only those fixed assets that are necessary to improve customer service, lower other expenses, or increase revenues. Repossessed asset losses and expenses reflected net gains during the first half of 2003 as a result of $0.90 million of gains realized on the disposal of other real estate owned (“OREO”) properties.

Three Months Ended June 30, 2003 vs. 2002

Non-Interest Income: Non-interest income increased $0.98 million, or 11.22%, from $8.70 million for the three months ended June 30, 2002 to $9.67 million for the second quarter of 2003. This increase was due to a $1.53 million, or 26.46%, increase in service charge revenues, as noted above. Partially offsetting this increase in revenues, Other Income declined $0.39 million, or 23.84%, from $1.62 million in the second quarter of 2002 to $1.23 million in 2003. For the second quarter of 2002, Other Income included a $0.44 million gain realized on the sale of underperforming loans, an action taken by the Company during 2002 as it addressed credit quality concerns within the loan portfolio.

Non-Interest Expense: Non-interest expense declined $1.90 million, or 10.61%, from $17.87 million in the second quarter of 2002 to $15.98 million in 2003. This decline reflects the Company’s efforts to consistently focus on managing and containing non-interest expenses and sustainable reductions have been achieved in virtually each component of non-interest expense.

Consistent with the analysis of the six-month periods ended June 30, compensation costs declined $0.37 million, or 4.58%, from $8.00 million in the second quarter of 2002 to $7.63 million in 2003. This decline corresponds to the reduction in FTEs noted previously. Depreciation expense declined $0.38 million, or 25.65%, quarter-to-quarter, reflecting the Company’s focus on limiting capital expenditures to those proven to provide benefit to the Company’s operations. Repossessed asset losses and expenses reflected net gains during the second quarter of 2003 as a result of $0.66 million of gains realized on the disposal of other real estate owned (“OREO”) properties.

MARKET RISK MANAGEMENT

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored. As of June 30, 2003, the Company believes that it will likely experience compression in its net interest margin over the next several months should interest rates remain at their historically low levels. However, the Company also believes that it has positioned its balance sheet to benefit from rising interest rates such that increases in interest rates will favorably impact the Company’s net income.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. Liquidity at the Parent Company level is largely dependent upon the dividend capacity of City National. Among other things, the Parent Company uses cash to pay dividends to its stockholders, to remit interest payments to City Holding Capital Trust and City Holding Capital Trust II, and to repurchase the Company’s common stock. Dividends paid by City National are essentially the sole source of cash for the Parent Company. City National’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), maintains a dividend policy that requires that any dividends in amounts exceeding the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by the OCC before City National can declare the dividend. Because of the net loss reported by City National in 2001, City National is required to request and receive permission from the OCC to pay cash dividends to the Parent Company during 2003. During the first quarter of 2003, the OCC approved the payment of $30.00 million of cash dividends to the Parent Company; however, there can be no assurance that the OCC will approve subsequent dividend requests. Therefore, until City National has achieved a sustained level of earnings that will enable City National to comply with the OCC’s dividend policy, as noted above, cash balances available to the Parent Company will continue to be subject to OCC approval. As of June 30, 2003, $10.00 million of the $30.00 million approved by the OCC had been declared by City National as dividends payable to the Parent Company and the Parent Company reported a cash balance of approximately $10.02 million. Management believes that the liquidity position of the Parent Company is adequate to satisfy its funding and cash needs as of June 30, 2003.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank and other financial institutions. City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the Federal Home Loan Bank and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (87.67% or $483.36 million at June 30, 2003) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. As of June 30, 2003, the Company believes that City National maintained a sufficient liquidity position to satisfy its funding and cash needs.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 59.08% as of June 30, 2003. Although the Company has obligations to extend credit, these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances which totaled $551.33 million at June 30, 2003 and which greatly exceeded the Company’s non-deposit sources of borrowing which totaled $206.83 million. The Company funds its assets primarily with deposits, which fund 80.57% of total assets as of June 30, 2003. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 49.26% of the Company’s total assets.

CAPITAL RESOURCES

During the first six months of 2003, stockholders’ equity increased $13.18 million, or 7.97%, from $165.39 million at December 31, 2002 to $178.57 million at June 30, 2003. This increase was the result of net income of $21.49 million reported for the first six months of 2003, partially offset by the declaration of $6.65 million ($0.40 per share) cash dividends payable to holders of the Company’s common stock and $3.26 million of stock repurchases transacted during the six months ended June 30, 2003.

In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Under the repurchase program, management has been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. During the first quarter of 2003, the Company acquired 118,300 shares of its common stock at an average price of $27.54 per share. During the second quarter of 2003, no shares were purchased under the plan. Since initiating the repurchase plan, the Company has acquired 420,700 shares of its common stock at an average price of $25.51 per share. There can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.

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

			Actual
	Minimum	Well- Capitalized	June 30 2003	December 31 2002
City Holding:
Total	8.00%	10.00%	14.88%	13.36%
Tier I Risk-based	4.00	6.00	11.59	9.87
Tier I Leverage	4.00	5.00	9.81	8.49
City National:
Total	8.00%	10.00%	14.61%	12.97%
Tier I Risk-based	4.00	6.00	13.11	11.52
Tier I Leverage	4.00	5.00	11.40	10.41

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Amended Complaint alleges that during an approximate time period of late 1997 through 2000, the defendants did not properly manage the Company and City National-resulting in substantial charges against earnings. The Amended Complaint seeks to have three former executive officers return to the Company any compensation paid to them after termination of their employment. The Amended Complaint seeks an award of attorneys’ fees and other unspecified damages. A motion to dismiss pursuant to West Virginia Rule of Court 23.1 (failure to make a proper demand upon the current Company board of directors) was filed by the defendants, and briefed and argued before the Court by all parties. On March 26, 2003, the Court denied Defendants’ Motion to Dismiss. Discovery proceedings by the plaintiff and defendants are currently underway. It is the defendants’ intention to vigorously protect their interests. The Company’s directors’ and officers’ liability insurance carrier has been notified of the claim and has presented a reservation of rights letter to the defendants. It is not possible at this time to provide an evaluation of the probability of a favorable or unfavorable outcome or an estimate of the amount or range of potential loss.

The Company’s principal subsidiary, City National, is subject to local business and occupancy taxes (“B&O taxes”) based upon specified sources of revenues as they are received within municipalities in West Virginia. Beginning in 1999 the Company reduced the B&O taxes that City National paid to municipalities in which it operates based on an interpretation the Company received from the West Virginia Department of Tax and Revenue. Notwithstanding the Company’s understanding of this interpretation, in November 2000 the City of Beckley assessed City National at the rate existing prior to the reduction taken by City National. On March 19, 2001 an administrative law judge upheld the City of Beckley’s assessment and related penalties. City National appealed the administrative law judge’s decision to the Circuit Court of Raleigh County in West Virginia, which affirmed the administrative law judge’s decision on November 15, 2001. City National appealed this decision to the Supreme Court of Appeals of West Virginia, which affirmed the circuit court’s decision in a ruling issued on March 14, 2003. During the second quarter of 2003, the Company remitted additional B & O tax payments, representing the difference between amounts previously paid by the Company and amounts determined payable as a result of the Supreme Court’s decision, to twenty-two West Virginia municipalities. The additional tax payments had no material effect to the Company’s earnings.

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

The Company held its Annual Meeting of Shareholders on April 30, 2003 at which time shareholders were asked to consider three proposals, as follows:

1. Election of seven Class I directors to serve for a term of three years.

2. Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors of the Company for 2003.

3. Approval of City Holding Company 2003 Incentive Plan.

The vote tabulation was as follows:

1. Election of Class I directors to the Board of Directors:

Director	Votes For	Votes Withheld
Robert E. Grist	10,918,165	2,102,607
David W. Hambrick	10,851,549	2,169,223
Frank S. Harkins, Jr.	10,721,047	2,299,725
James L. Rossi	11,128,296	1,892,476
James E. Songer II	11,125,580	1,895,192
Albert M. Tieche, Jr.	11,085,089	1,935,683
Mary H. Williams	11,145,743	1,875,029

2. Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors of the Company for 2003:

Votes For	Votes Against	Abstentions
12,569,377	342,937	108,458

3. Approval of City Holding Company 2003 Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
9,070,710	1,273,487	253,330	2,423,245

Item 5.	Other Information	None.
Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31(a) Section 302 Certification for Gerald R. Francis

31(b) Section 302 Certification for Charles R. Hageboeck

32(a) Section 906 Certification for Gerald R. Francis

32(b) Section 906 Certification for Charles R. Hageboeck

(b) Reports on Form 8-K:

On April 17, 2003, the Company filed a Current Report on Form 8-K, attaching a news release issued on April 15, 2003, announcing the Company’s earnings for the first quarter of 2003.

On April 30, 2003, the Company filed a Current Report on Form 8-K, attaching copies of a slide presentation regarding the Company’s financial performance presented by Gerald R. Francis, Chairman, President, and Chief Executive Officer at the Company’s Annual Meeting of Shareholders on April 30, 2003.

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

Date: August 8, 2003