Form 10-Q
period 2003-09-30
CITY HOLDING CO
filed 2003-11-10
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To .

Commission File number 0-11733

CITY HOLDING COMPANY

(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

25 Gatewater Road

Charleston, West Virginia, 25313

(Address of principal executive offices)

(304) 769-1100

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

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

Common stock, $2.50 Par Value – 16,639,367 shares as of November 7, 2003.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on its retained interests in securitized mortgages causing it to take impairment charges to earnings; (4) the Company may not realize the expected cash payments that it is presently accruing from its retained interests in securitized mortgages; (5) the Company may experience either faster or slower rates of amortization of its retained interests and previously securitized loans; (6) the Company could have adverse legal actions of a material nature; (7) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues; (8) the Company may be unable to maintain or improve upon current levels of expense associated with managing its business; (9) rulings affecting, among other things, the Company’s and its banking subsidiaries’ regulatory capital and required loan loss allocations may change, resulting in the need for increased capital levels; (10) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (11) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (12) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (13) the Board approved repurchase plan for securities issued by City Holding Capital Trust II and the common stock may not occur or may not have the effects anticipated; (14) the results of refinancing the trust preferred may be different than anticipated; and (15) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements (Unaudited).

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002.

Consolidated Statements of Income – Nine months ended September 30, 2003 and 2002 and Three months ended September 30, 2003 and 2002.

Consolidated Statements of Changes in Stockholders’ Equity – Nine months ended September 30, 2003 and 2002.

Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002.

Notes to Consolidated Financial Statements – September 30, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.

Signatures

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	September 30 2003	December 31 2002
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$52,932	$64,003
Interest-bearing deposits in depository institutions	7,265	45,315
Federal funds sold	—	20,000

Cash and Cash Equivalents	60,197	129,318
Securities available for sale, at fair value	457,119	445,384
Securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2003 and December 31, 2002 – $65,138 and $74,415)	62,300	72,410

Total Securities	519,419	517,794
Securities purchased under agreement to resell	—	27,202
Loans:
Residential real estate	448,455	471,806
Home equity	272,091	210,753
Commercial real estate	317,549	273,904
Other commercial	79,090	95,323
Loans to depository institutions	—	20,000
Installment	39,466	64,181
Indirect	29,074	48,709
Credit card	19,133	19,715
Previously securitized loans	37,339	—

Gross loans	1,242,197	1,204,391
Allowance for loan losses	(23,436)	(28,504)

Net Loans	1,218,761	1,175,887
Retained interests	53,588	80,923
Bank owned life insurance	48,621	12,894
Premises and equipment	35,996	37,802
Accrued interest receivable	10,651	11,265
Net deferred tax asset	31,319	35,895
Other assets	18,996	18,931

Total Assets	$1,997,548	$2,047,911

Liabilities
Deposits:
Noninterest-bearing	$289,454	$281,290
Interest-bearing:
Demand deposits	382,649	377,165
Savings deposits	285,643	286,198
Time deposits	634,404	619,927

Total Deposits	1,592,150	1,564,580
Federal funds purchased and securities sold under agreement to repurchase	93,839	146,937
Securities sold, not yet purchased	—	26,284
Long-term debt	15,000	25,000
Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely subordinated debentures of City Holding Company	87,500	87,500
Other liabilities	25,596	32,217

Total Liabilities	1,814,085	1,882,518
Stockholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued and outstanding at September 30, 2003 and December 31, 2002, including 279,881 and 261,563 shares in treasury	42,298	42,298
Capital surplus	57,319	59,029
Retained earnings	89,116	66,076
Cost of common stock in treasury	(6,943)	(6,426)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	3,217	5,960
Underfunded pension liability	(1,544)	(1,544)

Total Accumulated Other Comprehensive Income	1,673	4,416

Total Stockholders’ Equity	183,463	165,393

Total Liabilities and Stockholders’ Equity	$1,997,548	$2,047,911

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Nine Months Ended September 30
	2003	2002
Interest Income
Interest and fees on loans	$59,965	$71,825
Interest on investment securities:
Taxable	15,507	14,965
Tax-exempt	1,633	2,066
Interest on retained interests	10,465	9,037
Interest on deposits in depository institutions	103	—
Interest on federal funds sold	36	456

Total Interest Income	87,709	98,349

Interest Expense
Interest on deposits	16,884	23,189
Interest on short-term borrowings	659	1,751
Interest on long-term debt	727	1,525
Interest on trust preferred securities	6,018	6,369

Total Interest Expense	24,288	32,834

Net Interest Income	63,421	65,515
(Recovery of) provision for loan losses	(5,200)	1,800

Net Interest Income After Provision for Loan Losses	68,621	63,715

Non-Interest Income
Investment securities (losses) gains	(435)	793
Service charges	20,660	16,710
Insurance commissions	1,957	1,473
Trust fee income	1,196	989
Bank owned life insurance	727	471
Mortgage banking income	457	623
Other income	4,734	3,490

Total Non-Interest Income	29,296	24,549

Non-Interest Expense
Salaries and employee benefits	23,154	24,284
Occupancy and equipment	4,465	4,976
Depreciation	3,355	4,461
Professional fees and litigation expense	2,337	2,155
Postage, delivery, and statement mailings	2,062	2,474
Advertising	1,762	1,922
Telecommunications	1,408	1,839
Insurance and regulatory	969	1,467
Office supplies	1,150	1,089
Repossessed asset (gains) losses and expenses	(710)	667
Other expenses	7,438	7,969

Total Non-Interest Expense	47,390	53,303

Income Before Income Taxes	50,527	34,961
Income tax expense	17,505	11,910

Net Income	$33,022	$23,051

Basic earnings per common share	$1.99	$1.37

Diluted earnings per common share	$1.95	$1.35

Dividends declared per common share	$0.60	$0.30

Average common shares outstanding:
Basic	16,632	16,861

Diluted	16,942	17,096

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended September 30
	2003	2002
Interest Income
Interest and fees on loans	$20,086	$22,443
Interest on investment securities:
Taxable	4,631	5,278
Tax-exempt	503	651
Interest on retained interests	3,100	3,240
Interest on deposits in depository institutions	21	—
Interest on federal funds sold	—	89

Total Interest Income	28,341	31,701
Interest Expense
Interest on deposits	5,519	6,571
Interest on short-term borrowings	93	610
Interest on long-term debt	194	440
Interest on trust preferred securities	2,006	2,068

Total Interest Expense	7,812	9,689

Net Interest Income	20,529	22,012
(Recovery of) provision for loan losses	(1,900)	—

Net Interest Income After Provision for Loan Losses	22,429	22,012
Non-Interest Income
Investment securities (losses) gains	(810)	323
Service charges	7,285	6,313
Insurance commissions	604	436
Trust fee income	493	319
Bank owned life insurance	414	161
Mortgage banking income	109	248
Other income	2,544	1,039

Total Non-Interest Income	10,639	8,839
Non-Interest Expense
Salaries and employee benefits	7,787	7,651
Occupancy and equipment	1,431	1,710
Depreciation	1,055	1,367
Professional fees and litigation expense	519	782
Postage, delivery, and statement mailings	538	873
Advertising	555	580
Telecommunications	485	536
Insurance and regulatory	318	450
Office supplies	310	347
Repossessed asset losses and expenses	28	25
Other expenses	2,379	2,936

Total Non-Interest Expense	15,405	17,257

Income Before Income Taxes	17,663	13,594
Income tax expense	6,130	4,622

Net Income	$11,533	$8,972

Basic earnings per common share	$0.69	$0.53

Diluted earnings per common share	$0.68	$0.52

Dividends declared per common share	$0.20	$0.15

Average common shares outstanding:
Basic	16,636	16,804

Diluted	16,953	17,140

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2001	$42,232	$59,174	$41,152	$(136)	$3,927	$146,349
Comprehensive income:
Net income			23,051			23,051
Other comprehensive income, net of deferred income tax expense of $1,419:
Net unrealized gain on available-for-sale securities of $2,168, net of reclassification adjustment for gains included in net income of $18					2,150	2,150

Total comprehensive income						25,201
Cash dividends declared ($0.30/share)			(5,040)			(5,040)
Exercise of 53,014 stock options	66	(85)		687		668
Purchase of 263,800 shares for treasury				(6,473)		(6,473)

Balances at September 30, 2002	$42,298	$59,089	$59,163	$(5,922)	$6,077	$160,705

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	$42,298	$59,029	$66,076	$(6,426)	$4,416	$165,393
Comprehensive income:
Net income			33,022			33,022
Other comprehensive loss, net of deferred income taxes of $1,829:
Net unrealized loss on available-for-sale securities of $3,171, net of reclassification adjustment for losses included in net income of $428					(2,743)	(2,743)

Total comprehensive income						30,279
Cash dividends declared ($0.60 per share)			(9,982)			(9,982)
Exercise of 99,982 stock options		(1,710)		2,741		1,031
Purchase of 118,300 common shares for treasury				(3,258)		(3,258)

Balances at September 30, 2003	$42,298	$57,319	$89,116	$(6,943)	$1,673	$183,463

For the three-month period ended September 30, 2002, the Company reported total comprehensive income of $10.41 million. For the three-month period ended September 30, 2003, the Company reported total comprehensive income of $8.07 million.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Nine Months Ended September 30
	2003	2002
Operating Activities
Net income	$33,022	$23,051
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	2,903	843
Provision for depreciation	3,355	4,461
(Recovery of) provision for loan losses	(5,200)	1,800
Deferred income tax expense	6,077	14,771
Proceeds from loans sold	—	2,929
Realized gains on loans sold	—	(445)
Realized investment securities losses (gains)	435	(793)
Increase in retained interests	(4,372)	(8,570)
Increase in value of bank owned life insurance	(727)	(471)
Decrease in accrued interest receivable	519	916
Increase in other assets	(284)	8,587
Decrease in other liabilities	(6,153)	(11,068)

Net Cash Provided by Operating Activities	29,575	36,011
Investing Activities
Proceeds from sales of securities available for sale	521,058	313,114
Proceeds from maturities and calls of securities available for sale	177,262	82,987
Purchases of available-for-sale securities	(717,342)	(454,978)
Proceeds from maturities and calls of held-to-maturity securities	10,822	2,694
Purchases of held-to-maturity securities	(1,072)	(40,783)
Net decrease in loans	3,567	122,536
Redemption of retained interests	(9,534)	—
Investment in bank owned life insurance	(35,000)	—
Purchases of premises and equipment	(1,549)	(244)

Net Cash (Used in) Provided by Investing Activities	(51,788)	25,326
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	8,164	(12,513)
Net increase (decrease) in interest-bearing deposits	19,406	(116,372)
Net decrease in short-term borrowings	(53,098)	(31,568)
Proceeds from long term debt	—	10,000
Repayment of long term debt	(10,000)	—
Purchases of treasury stock	(3,258)	(6,473)
Exercise of stock options	1,031	668
Cash dividends paid	(9,153)	(2,538)

Net Cash Used in Financing Activities	(46,908)	(158,796)

Decrease in Cash and Cash Equivalents	(69,121)	(97,459)
Cash and cash equivalents at beginning of period	129,318	170,327

Cash and Cash Equivalents at End of Period	$60,197	$72,868

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2003. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

For purposes of pro forma disclosures, the estimated fair value ($8.93/share and $4.71/share, in 2003 and 2002, respectively) of options is amortized to expense over the options’ vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the nine and three months ended September 30, 2003 and 2002 were:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except earnings per share data)
Net income, as reported	$33,022	$23,051	$11,533	$8,972
Pro forma stock-based employee compensation expense, net of tax	(897)	(658)	(315)	(235)

Net income, pro forma	$32,125	$22,393	$11,218	$8,737

Basic earnings per share, as reported	$1.99	$1.37	$0.69	$0.53
Pro forma stock-based employee compensation expense, net of tax	(0.05)	(0.04)	(0.02)	(0.01)

Basic earnings per share, pro forma	$1.94	$1.33	$0.67	$0.52

Diluted earnings per share, as reported	$1.95	$1.35	$0.68	$0.52
Pro forma stock-based employee compensation expense, net of tax	(0.05)	(0.04)	(0.02)	(0.01)

Diluted earnings per share, pro forma	$1.90	$1.31	$0.66	$0.51

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	732,412	$13.55	537,990	$15.04
Granted	90,000	28.00	332,250	13.30
Exercised	(99,982)	10.32	(53,014)	12.61
Forfeited	(58,492)	42.09	(59,366)	24.34

Outstanding at September 30	663,938	$13.48	757,860	$13.72

Additional information regarding stock options outstanding and exercisable at September 30, 2003, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
$ 5.75 - $ 8.63	185,218	$ 6.00	88	185,218	$ 6.00
$ 8.65 - $12.98	36,453	9.18	93	36,453	9.18
$13.30 - $19.95	344,000	13.65	85	328,170	13.57
$25.66 - $38.49	98,267	28.57	104	68,263	28.82

	663,938			618,104

Note C –Retained Interests and Previously Securitized Loans

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in each of the securitizations comprised of (1) the interest collected on the underlying mortgage loans in excess of the interest required to be paid to third-party investors and administrative fees and (2) overcollateralization, or the amount by which the principal balance of the underlying mortgage loans exceeds the principal balances payable to the third-party investors. Principal amounts owed to investors are evidenced by securities (i.e., “Notes”). The Notes are subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or at the option of the note insurer, on or after the date on which the related note balance has declined to 5% or less of the original note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. Through September 30 2003, the outstanding Note balances of the Company’s 1997-1, 1998-2, and 1998-3 securitizations declined below this 5% threshold and the Company exercised its early redemption options for each of these securitizations. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans and previously securitized loans for the dates presented:

	September 30,		December 31,
	2003	2002	2002
	(in thousands)
Loans Underlying Retained Interests (a):
Total principal amount of loans outstanding	$105,084	$257,227	$226,424
Principal amount of loans between 30 and 89 days past due	3,478	6,076	6,873
Principal amount of loans between 90 and 119 days past due	2,490	7,395	7,628
Net credit losses during the period	5,116	11,854	14,994

Previously Securitized Loans:
Total principal amount of loans outstanding	$44,421	—	—
Principal amount of loans between 30 and 89 days past due	2,841	—	—
Principal amount of loans between 90 and 119 days past due	516	—	—
Net credit losses during the period	729	—	—

(a)	The outstanding balance of mortgage loans and the outstanding Note balances underlying the retained interests are not included in the Consolidated Balance Sheets of the Company

As of September 30, 2003 and December 31, 2002, the Company reported a book value in retained interests in its securitizations of approximately $53.59 million and $80.92 million, respectively. As noted above, during 2003 the Company has exercised its early redemption options for three of the original six securitizations. As a result of these redemptions, the book value of the Company’s retained interests was reduced by $31.71 million and previously securitized loans with an original carrying value of $41.24 million were recorded into the Company’s loan portfolio. The value of the retained interests and the previously securitized loans is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Key assumptions used in estimating the fair value of the Company’s retained interests and its previously securitized loans as of September 30, 2003 and December 31, 2002, were as follows:

	September 30	December 31
	2003	2002
Prepayment speed (CPR):
Through May 2004	35.00%	16.00%
From June 2004 – May 2005	30.00%	16.00%
From June 2005 – May 2006	26.00%	16.00%
After May 2006	20.00%	16.00%
Weighted average cumulative defaults	13.00%	14.19%
Weighted average discount rate	14.00%	14.00%

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

As the Company redeems the outstanding Notes from its securitizations, no gain or loss is recognized in the Company’s financial statements and the remaining mortgage loans are recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of September 30, 2003, the Company reported a book value of previously securitized loans of $37.34 million whereas the actual outstanding balance of previously securitized loans at September 30, 2003 was $44.42 million. The difference (i.e. “the discount”) between the book value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are, first, recorded against this discount and, therefore, could impact the yield earned on these assets. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would need to be provided for through the Company’s provision and allowance for loan losses.

In October 2003, the Company issued a redemption notice to exercise the early redemption option on its 1998-4 securitization and, based on the Company’s cash flow modeling as of September 30, 2003, the Company believes that its 1999-1 securitization could be subject to this redemption provision during the first quarter of 2004. The Company expects to redeem the outstanding Notes of the 1998-4 securitization in November 2003 and may elect to redeem the outstanding Notes of the 1999-1 securitization when the outstanding balance of the Notes reaches the 5% redemption target.

For the nine-month periods ended September 30, 2003 and 2002, the Company recognized $10.47 million and $9.04 million, respectively, of interest income from the retained interests. Comparatively, the Company received $6.08 million and $0.43 million of cash from the retained interests during the first nine months of 2003 and 2002, respectively. For the nine-month period ended September 30, 2003, the Company accrued income on its previously securitized loans of $1.56 million and received cash of $5.48 million, comprised of principal and interest payments from borrowers.

As noted above, the Company determines the fair value of the retained interests using assumptions regarding default rates, prepayment rates, and an appropriate discount rate for assets of similar characteristics. The Company is required to accrete the difference between the fair value and the book value over the life of the investment. At September 30, 2003, the sensitivity of the current estimated fair value of retained interests to immediate 10% and 20% adverse changes were as follows:

(in thousands)
Book value of retained interests at September 30, 20003	$53,588
Estimated fair value of retained interests at September 30, 2003	62,401

Discount rate:
Impact on fair value of 10% adverse change	(2,269)
Impact on fair value of 20% adverse change	(4,491)
Default curve:
Impact on fair value of 10% adverse change	(713)
Impact on fair value of 20% adverse change	(1,793)
Prepayment curve:
Impact on fair value of 10% adverse change	(2,004)
Impact on fair value of 20% adverse change	(2,568)

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

NOTE D – SHORT-TERM BORROWINGS

Short-term borrowings include securities sold under agreement to repurchase of $93.84 million and $96.94 million as of September 30, 2003 and December 31, 2002, respectively. Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements. At December 31, 2002, short-term borrowings also included $50.00 million of federal funds purchased and $26.28 million of borrowings associated with an interest rate risk strategy in which the Company entered into an investment transaction that entailed the short-sale of a high-coupon, short-term U. S. Treasury bond. The short sale transaction settled on February 15, 2003.

NOTE E – LONG-TERM DEBT

Through City National, the Company maintains long-term financing from the Federal Home Loan Bank as follows:

	September 30, 2003
Amount Available	Amount Outstanding	Interest Rate	Maturity Date
(in thousands)
$ 5,000	$ 5,000	5.48%	February 2008
10,000	10,000	4.86	October 2008

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

The Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures, as outlined below. The following table summarizes the Company’s two trusts:

Trust	Amount	Rate	Payment Frequency	Liquidation Value per Share	Issuance Date	Stated Maturity Date
	(in thousands)
City Holding Capital Trust	$30,000	9.150%	Semi-annually	$1,000	March 1998	April 2028 (a)

City Holding Capital Trust II	57,500	9.125	Quarterly	25	October 1998	October 2028 (b)

	$87,500

(a)	Redeemable prior to maturity at the option of the Company (i) on or after April, 1, 2008, in whole at any time or in part from time to time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018 and thereafter, (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.
(b)	Redeemable prior to maturity at the option of the Company (i) on or after October 31, 2003, in whole at any time or in part from time to time, or (ii) prior to October 31, 2003, in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events. As noted below, the Company fully repaid the $57.50 million outstanding on November 7, 2003.

On November 7, 2003, the Company fully repaid all of its 9.125% Junior Subordinated Debentures held by City Holding Capital Trust II. In turn, City Holding Capital Trust II retired its $57.50 million of Capital Securities. In completing the redemption of these Securities, the Company recorded a $2.25 million charge against fourth quarter 2003 earnings to charge-off the unamortized balance of issuance costs that were capitalized when the Trust II Capital Securities were originally issued in 1998. Since the issuance of the Trust II Capital Securities, the issuance costs were being amortized over the original 30-year life of the securities through interest expense using the effective yield method.

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

NOTE G – OTHER INCOME

During the third quarter of 2003, the Company received a net settlement of $1.6 million in resolution of its claim against the Federal Deposit Insurance Corporation (“FDIC”) in the FDIC’s capacity as receiver of The First National Bank of Keystone. The settlement resolved federal court litigation the Company brought against the FDIC. The Company had alleged breach of contract by Keystone in connection with the Company’s purchase and servicing of sub-prime loans originated by Keystone. With this settlement, the Company’s claims arising out of its business relationship with the failed Keystone bank have been resolved.

NOTE H – COMMITMENTS AND CONTINGENCIES

On December 28, 2001, the Company, its previous management team, and members of the Boards of Directors of both the Company and City National (the “defendants”) were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. It is the Company and City National’s intent to vigorously pursue their interests. The Company’s directors’ and officers’ liability insurance carrier has been notified of the claim and has presented a reservation of rights letter to the defendants. It is not possible at this time to provide an evaluation of the probability of a favorable or unfavorable outcome or an estimate of the amount or range of potential loss.

In the normal course of business, certain financial products are offered by the Company to accommodate the financial needs of its customers. Loan commitments (lines of credit) represent the principal off-balance sheet financial product offered by the Company. At September 30, 2003, commitments outstanding to extend credit totaled approximately $218.25 million. Of this total, $121.29 million was attributable to home equity lines of credit, which have experienced significant growth over the past several months. To a much lesser extent, the Company offers standby letters of credit, which require payments to be made on behalf of customers when certain specified future events occur. Amounts outstanding pursuant to such standby letters of credit were $5.55 million as of September 30, 2003. Substantially all standby letters of credit have historically expired unfunded.

Both of the above arrangements have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Numerator:
Net income	$33,022	$23,051	$11,533	$8,972

Denominator:
Denominator for basic earnings per share:
Average shares outstanding	16,632	16,861	16,636	16,804

Effect of dilutive securities:
Employee stock options	310	235	317	336

Denominator for diluted earnings per share	16,942	17,096	16,953	17,140

Basic earnings per share	$1.99	$1.37	$0.69	$0.53

Diluted earnings per share	$1.95	$1.35	$0.68	$0.52

Options to purchase 8,267 shares of common stock at an exercise price of $34.78 per share were outstanding during the first nine months of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 68,799 shares of common stock at exercise prices between $25.66 and $42.75 per share were outstanding during the first nine months of 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE J – NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, Statement No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This Statement is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The Company’s adoption of Statement No. 150 did not have a material impact on the Company’s results of operations, financial condition, or liquidity.

Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standards No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Financial Accounting Standards Statement No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. Significant guarantees that have been entered into by the Company are disclosed in the notes to the financial statements. The Company’s adoption of FIN 45 did not have a material impact on results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”,

to improve financial reporting of special purpose and other entities. A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003. On October 8, 2003, the Financial Accounting Standards Board agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that all public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003.

Transferors of assets to qualifying special purpose entities meeting the requirements of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” are exempt from the provisions of FIN 46. As a result, the Company’s securitization trusts are exempt from consolidation under this interpretation.

With respect to other interests in entities subject to FIN 46, the Company has initially determined that the provisions of FIN 46 may require de-consolidation of the Company’s subsidiary trusts, which issued mandatorily redeemable preferred capital securities to third-party investors. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company will be reported in the Consolidated Balance Sheets as “Long-term debt”, while the Company’s equity interest in the trusts will be reported as “Other assets”. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital, subject to previously specified limitations, until further notice. Additional information on the trusts is summarized in Note F, beginning on page 14 of this Quarterly Report on Form 10-Q. The Company is continuing its process of evaluating the implications of FIN 46 to determine whether there are any variable interest entities with which the Company has a business relationship that could require consolidation within the Company’s financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company conform with accounting principles generally accepted in the United States and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2002 Annual Report to Stockholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report of the Company.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of retained interests in securitized mortgage loans, and the accounting for its previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 29-32 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note C, beginning on page 11 of this Quarterly Report on Form 10-Q, and pages 33-35 provide management’s analysis of the Company’s retained interests in securitized mortgage loans and its previously securitized loans. When the Company sold certain receivables in securitizations of high loan-to-value loans, it retained a financial interest in the securitizations. The financial interest, or retained interest, is comprised of the estimated fair value of two components: (1) the excess cash flows between interest collected on the underlying collateral loans minus interest paid to third-party investors plus fees paid for servicing, insurance, and trustee costs, and (2) overcollateralization. Because quoted market prices are not readily available for retained interests, the Company estimates their fair values using cash flow modeling techniques that incorporate management’s best estimates of key assumptions—loan default rates, loan prepayment rates, and discount rates commensurate with the risks involved.

The Company recognizes the excess cash flows attributable to the retained interests over the carrying value of the retained interests as interest income over the life of the retained interests using the effective yield method. The Company updates the estimate of future cash flows on a quarterly basis. If upon evaluation there is a favorable change in estimated cash flows from the cash flows previously projected, the Company recalculates the amount of accretable yield and accounts for the change prospectively with the amount of accretion adjusted upward over the remaining life of the retained interests. Conversely, if upon evaluation there is an adverse change in either the amount or timing of the estimated future cash flows, an other-than-temporary impairment loss is recorded in the Company’s Consolidated Statements of Income and the accretable yield is negatively adjusted. Similarly, the Company recognizes the excess cash flows attributable to its previously securitized loans over the carrying value of these assets as interest income over the life of the loans and adjusts the yield, prospectively, to account for changes in the estimated amount and timing of future cash flows. To the extent there are adverse changes in net credit losses, as compared to forecasts, the Company would first experience a decline in the yield earned on its previously securitized loans. This is because credit losses are first applied against the discount between the book value and the actual outstanding balance of the previously securitized loans. However, should net credit losses over the life of these loans exceed the amounts already provided for within the book value of these assets, the Company would then need to provide for credit losses through the provision and allowance for loan losses.

FINANCIAL SUMMARY

Nine Months Ended September 30, 2003 vs. 2002

The Company reported consolidated net income of $33.02 million, or $1.95 per diluted common share, for the nine months ended September 30, 2003, compared to consolidated net income of $23.05 million, or $1.35 per diluted common share for the first nine months of 2002. Return on average assets (“ROA”) was 2.21% and return on average equity (“ROE”) was 25.11% for the nine months ended September 30, 2003, compared to 1.49% and 19.72%, respectively, for the first nine months of 2002.

The Company’s operating results for the first nine months of 2003 were positively affected by continued growth in non-interest income, specifically a $3.95 million, or 23.64%, increase in service charge revenues earned on depository relationships and continued success in managing non-interest expenses. Additionally, through September 30, 2003, the Company has recorded a negative loan loss provision of $5.20 million, which added $0.20 per diluted share, after income taxes, to the Company’s operating results. As discussed under the caption Allowance and Provision for Loan Losses, the Company has experienced lower than anticipated losses and improving credit quality within certain segments of its loan portfolio. The Company has also had greater than expected success in pursuing recoveries of previously charged-off loans. Based on the Company’s updated analysis of the allowance for loan losses at September 30, 2003, an additional negative provision for loan losses of $1.90 million was required to be recorded for the third quarter of 2003, bringing the total negative loan loss provision year-to-date to $5.20 million.

Three Months Ended September 30, 2003 vs. 2002

The Company reported consolidated net income of $11.53 million, or $0.68 per diluted common share, for the three-month period ended September 30, 2003, compared to consolidated net income of $8.97 million, or $0.52 per diluted common share for the same period of 2002. ROA was 2.31% and ROE was 25.04% for the three-month period ended September 30, 2003, compared to 1.79% and 22.23%, respectively, for the same period of 2002.

As compared to the third quarter of 2002, the Company’s third quarter 2003 earnings were positively affected by a $0.97 million, or 15.40%, increase in service charges earned on depository relationships and a $1.85 million, or 10.73%, decline in non-interest expenses, quarter-to-quarter. As noted above, the Company’s third quarter 2003 earnings were also favorably impacted by a $1.90 million ($0.07 per diluted share) negative loan loss provision recorded during the period. During the third quarter of 2003, the Company also recorded a $1.60 million increase in Other Income arising from a legal settlement with the Federal Deposit Insurance Corporation (“FDIC”). Although the resolution of this legal issue with the FDIC increased earnings by $0.06 per diluted share, this increase was partially offset by a $0.81 million, or $0.02 per diluted share, loss on the sale of low-yielding investment securities during the third quarter of 2003.

Forward Looking Information

As discussed under the captions Net Interest Income and Retained Interests and Previously Securitized Loans, the Company’s earnings in recent quarters has been favorably impacted by the income recognized on the Company’s retained interests. Further, the Company anticipates that it will experience increased income associated with these assets (see Retained Interests and Previously Securitized Loans) through the first quarter of 2004 as it expects to exercise its early redemption option on two of the remaining three securitizations. After that time, the balance of these assets and the associated earnings will begin to decline. Additionally, the Company’s current performance has also been positively affected by its success since 2002 in achieving low levels of non-performing assets and its success in achieving net loan recoveries totaling $0.25 million over the prior four quarters. These successes have led to the point that the Company recognized a negative provision for loan losses in the second and third quarters of 2003, as previously noted. As a measure of comparison, based upon the Company’s specific mix of loans, insured depository institutions in the United States over the last five fiscal years have experienced an average net charge-off rate of 32 basis points on average loans and leases outstanding. Both of these factors have favorably impacted the Company’s earnings in recent periods. In reviewing the information provided in this Quarterly Report on Form 10-Q, investors and potential investors should recognize that these two factors currently contribute to the Company’s financial performance.

NET INTEREST INCOME

As has been discussed in previously reported Quarterly and Annual Reports, interest rates have been at historically low levels in recent periods and, as a result, the financial services industry as a whole is generally experiencing compression in net interest margin. During this timeframe, the Company has significantly benefited from the yield earned on its retained interests in securitized mortgage loans, has proactively managed its balance sheet, particularly through the investment portfolio, and has tightened its funding costs such that the Company has, thus far, been able to maintain a relatively strong net interest margin. However, as illustrated in Table One (page 25) and Table Three (page 27), the Company’s net interest margin has declined in both the three and nine-month periods ended September 30, 2003, as compared to the same periods of 2002.

As previously announced and as disclosed in Note F of this Quarterly Report, the Company redeemed $57.50 million of outstanding trust preferred securities during the fourth quarter of 2003. Including the cost of amortizing the original issuance costs for these securities, the total interest cost of this funding approximated 9.17% during the third quarter of 2003. On an annualized basis, the Company expects a decrease of approximately $5.27 million in interest expense as a result of having redeemed these securities, offset by the cost of alternative borrowings used to fund the redemption of these securities. This net increase to earnings would be reflected in a significant increase to the Company’s net interest margin beginning in the fourth quarter of 2003, with the full impact evident in 2004. Conversely, however, the outstanding balance of the Company’s retained interests and previously securitized loans is expected to peak during the first quarter of 2004. As the yield earned on the retained interests has increased in recent quarters, the overall net interest margin has been favorably impacted. As these balances begin to decline, the income generated from these assets will also begin to decline, which may negatively impact net interest income and net interest margin. The Company will pursue various strategies to manage its net interest margin and believes it will benefit from rising interest rates. However, the effects of the declining balance of the retained interests, coupled with the effect of the sustained low interest rate environment, could lead to the Company experiencing further contraction in its net interest margin in future periods.

Nine Months Ended September 30, 2003 vs. 2002

On a tax equivalent basis, the Company reported net interest income of $64.30 million and $66.63 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The Company’s net interest margin declined four basis points from 4.67% for the first nine months of 2002 to 4.63% in 2003.

The decrease in net interest income can primarily be attributed to contraction in the Company’s balance sheet as average assets fell from $2.06 billion for the nine months ended September 2002 to $1.99 billion for the first nine months of 2003. The primary explanation for the smaller balance sheet was the declining average balance of the Company’s loan portfolio, which declined $67.18 million, or 5.29%, from $1.27 billion for the nine months ended September 30, 2002 to $1.20 billion in 2003 (see Table One). The impact of lower average loan balances was to reduce interest income by $6.04 million (see Table Two). This was only partially offset by growth in investment security balances, which came at lower yields, and by fewer interest bearing liability balances, also at lower yields.

Within the Company’s loan portfolio, average outstanding balances for the nine months ended September 30, 2003 associated with indirect lending and installment/consumer lending have declined $80.21 million as compared to 2002 due to the Company’s exit from indirect lending activities and the Company’s decision to primarily focus new loan originations in the area of real estate secured products. Additionally, average residential real estate loan balances have declined $95.12 million, or 17.2%, in the first nine months of 2003 as compared to 2002 as the Company works to improve the overall credit quality of this segment of the portfolio. The declining interest rate environment in recent quarters has also led to some of the declining balance of residential real estate loans. As interest rates declined, residential real estate loans experienced a high level of refinance activity. Many borrowers have taken advantage of lower interest rates by entering into fixed-rate mortgage loans. By plan, the majority of the Company’s residential real estate portfolio, however, is comprised of adjustable-rate mortgage loans. As a result, the Company has generally experienced a declining balance within this loan segment. Should interest rates stabilize and ultimately, begin to rise, the Company expects to experience some growth in its adjustable-rate mortgage portfolio. Partially offsetting these declines in loan balances, average home equity loan balances have increased $99.57 million, or 69.82%, and average commercial real estate loan balances outstanding increased $28.68 million, or 10.88% for the first nine months of 2003 as compared to 2002, reflecting the Company’s intention to focus loan growth efforts on real estate secured lending. Additionally, the loan portfolio grew during the third quarter of 2003 as a result of the Company’s addition of previously securitized loans into the portfolio. As more fully discussed under the caption Retained Interests and Previously Securitized Loans, as the Company redeems the outstanding securities from its securitizations, the Company becomes the beneficial owner of the remaining junior-lien mortgage loans and records the carrying value of those loans within the loan portfolio. During the third quarter of 2003, the average balance of previously securitized loans was $25.20 million and the yield earned by the Company was 23.31%.

For those securitizations that have not yet been redeemed, the Company continues to account for and report retained interest assets as it has historically. Interest income earned on the Company’s retained interests in securitized mortgage loans increased $1.43 million, or 15.80%, from $9.04 million in 2002 to $10.47 million in 2003 as a result of better-than-expected performance of the underlying mortgage loans. As a result, the yield earned on these assets increased 243 basis points, from 16.04% in 2002 to 18.47% in 2003 (see Table One).

The yield earned on the Company’s assets declined 61 basis points, from 6.98% for the nine months ended September 30, 2002 to 6.37% in 2003 (see Table One). This decline was primarily attributable to an 89 basis point decline, period-to-period, in the yield earned on the Company’s loan portfolio, despite growth in higher-yielding previously securitized loans. The reduction in the yield on loans can be attributed to the run-off of higher yielding consumer loans and indirect auto loans, the refinancing of fixed rate loans in a lower rate environment than when the loans were originated, and the strong growth of variable rate home equity loans in a low rate environment. The reduction in the yield on loans had the effect of reducing interest income earned by approximately $5.82 million (see Table Two).

Offsetting the declining yield on earning assets, the Company also experienced significant reductions in interest expense paid on deposit relationships, primarily within the time deposit category. The average balance of time deposits (see Table One) declined $65.22 million, or 9.50%, from the first nine months of 2002 to 2003, resulting in a $1.71 million reduction in interest expense (see Table Two). Declines in the interest rate paid on time deposits resulted in an additional $3.48 million reduction in interest expense in the first nine months of 2003, as compared to same period of 2002. The decline in the average balance of time deposits was largely attributable to the runoff of higher-costing certificates of deposit the Company had utilized in 2001 as a funding source to provided needed liquidity. Many of those certificates of deposit had scheduled maturities into the first and second quarters of 2002. As those certificates of deposit matured, the Company chose not to renew the deposits at higher than market interest rates. The decline in the interest rate paid on time and other deposit products has largely followed the overall decline in the interest rate environment experienced throughout the United States during the past year.

Three Months Ended September 30, 2003 vs. 2002

On a tax equivalent basis, net interest income declined $1.56 million, or 6.99%, from $22.36 million in the third quarter of 2002 to $20.80 million in 2003 (see Table Three) while the Company experienced a 33 basis point decrease in the net interest margin from 4.83% to 4.50% for the same periods. As previously noted, the current interest rate environment has resulted in the re-pricing of the Company’s interest-earning assets at lower rates while the Company has had minimal opportunity to lower its cost of deposits. The yield earned on the Company’s earning assets fell by 73 basis points in the third quarter of 2003 as compared to the same period in 2002 while the cost of the Company’s interest bearing liabilities fell by only 42 basis points.

The reduction in the yield on earning assets was driven by an 83 basis point decline in the yield earned on the Company’s loan portfolio from 7.40% in the third quarter of 2002 to 6.57% in 2003. The decline in yield resulted in a $2.54 million decline in interest income (see Table Four).

The low interest rate environment also negatively impacted the yield earned on the Company’s investment securities portfolio during the third quarter of 2003 as low rates resulted in faster prepayments on the Company’s mortgage-backed securities portfolio. The yield earned on the Company’s investment portfolio declined 77 basis points from 4.68% in 2002 to 3.91% in 2003 (see Table Three) largely as a result of activity within the mortgage-backed securities. This decline resulted in a $0.97 million decline in interest income earned on the investment portfolio during 2003, as compared to 2002 (see Table Four).

Although the yield earned on the Company’s retained interests increased 281 basis points, from 16.63% in 2002 to 19.44% in 2003 (see Table Three), the decline in average balance of the retained interest asset actually resulted in a decline in interest income earned on this asset during the third quarter of 2003. Having redeemed the outstanding notes (see Retained Interests and Previously Securitized Loans) associated with three of the Company’s six securitizations, interest income earned on the redeemed issues is now included in interest income earned on the Company’s loan portfolio, thus increasing interest income earned on the Company’s loan portfolio and lowering the amount of interest income earned on the retained interests.

Funding costs have also declined in the current interest rate environment, as evidenced by the 42 basis point reduction (from 2003 to 2002) in the rate paid on the Company’s interest-bearing liabilities (see Table Three), which resulted in a reduction in interest expense of $1.36 million which was largely attributable to rates paid on time deposits. Reductions in the interest rate paid on time deposits resulted in a $0.73 million decline in interest expense in the third quarter of 2003, as compared to 2002. Similarly, reductions in the interest rate paid on the Company’s short-term borrowings resulted in an additional $0.43 million decline in interest expense in 2003, as compared to 2002. During the second quarter of 2003, the Company fully repaid a $10.00 million long-term funding facility, which led to a $0.25 million reduction in interest expense during the third quarter of 2003 associated with long-term debt (see Table Four). The growth in average equity, up $22.86 million, and non-interest bearing demand deposit balances, up $22.32 million, also impacted the Company’s net interest income during the third quarter of 2003 as compared to 2002. The growth of these non-interest bearing sources of funding, allowed the Company to decrease its reliance on average interest-bearing liability balances by $50.26 million from the third quarter of 2002 to the third quarter of 2003 while average earning assets were roughly constant. However, because interest rates paid on interest-bearing liabilities were already quite low, the Company was unable to lower these rates as earning assets repriced downward, resulting in compression in the net interest margin.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Nine months ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$457,791	$23,456	6.83%	$552,918	$31,306	7.55%
Home equity	242,170	8,159	4.49	142,603	6,178	5.78
Commercial real estate	292,220	13,664	6.23	263,542	15,257	7.72
Other commercial	86,714	3,931	6.04	121,643	6,255	6.86
Loans to depository institutions	6,228	78	1.67	1,337	18	1.80
Installment	50,709	4,285	11.27	98,650	7,539	10.19
Indirect	38,369	3,126	10.86	70,637	3,853	7.27
Credit card	18,971	1,710	12.02	18,085	1,419	10.46
Previously securitized loans	9,064	1,556	22.89	—	—	—

Total loans	1,202,236	59,965	6.65	1,269,415	71,825	7.54
Securities:
Taxable	513,654	15,507	4.03	463,109	14,965	4.31
Tax-exempt (2)	44,696	2,512	7.49	54,875	3,178	7.72

Total securities	558,350	18,019	4.30	517,984	18,143	4.67
Retained interest in securitized loans	75,551	10,465	18.47	75,122	9,037	16.04
Deposits in depository institutions	12,905	103	1.06	—	—	—
Federal funds sold	4,553	36	1.05	38,591	456	1.58

Total interest-earning assets	1,853,595	88,588	6.37	1,901,112	99,461	6.98
Cash and due from banks	45,467			59,338
Bank premises and equipment	36,448			41,106
Other assets	83,802			99,214
Less: allowance for loan losses	(28,132)			(38,066)

Total assets	$1,991,180			$2,062,704

Liabilities
Interest-bearing demand deposits	$383,715	$1,591	0.55%	$373,922	$1,601	0.57%
Savings deposits	289,890	1,231	0.57	303,440	2,333	1.03
Time deposits	621,064	14,062	3.02	686,287	19,255	3.74
Short-term borrowings	97,930	659	0.90	112,754	1,751	2.07
Long-term debt	20,678	727	4.69	36,372	1,525	5.59
Trust preferred securities	87,500	6,018	9.17	87,500	6,369	9.71

Total interest-bearing liabilities	1,500,777	24,288	2.16	1,600,275	32,834	2.74
Noninterest-bearing demand deposits	289,099			274,439
Other liabilities	25,945			32,164
Stockholders’ equity	175,359			155,826

Total liabilities and stockholders’ equity	$1,991,180			$2,062,704

Net interest income		$64,300			$66,627

Net yield on earning assets			4.63%			4.67%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Nine months ended September 30,
	2003 vs. 2002
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio:
Residential real estate	$(5,056)	$(2,794)	$(7,850)
Home equity	3,586	(1,605)	1,981
Commercial real estate	1,545	(3,138)	(1,593)
Other commercial	(1,646)	(678)	(2,324)
Loans to depository institutions	61	(1)	60
Installment	(3,982)	728	(3,254)
Indirect	(2,178)	1,451	(727)
Credit card	72	219	291
Previously securitized loans	1,556	—	1,556

Total loans	(6,041)	(5,819)	(11,860)
Securities:
Taxable	1,566	(1,024)	542
Tax-exempt (1)	(574)	(92)	(666)

Total securities	992	(1,116)	(124)
Retained interest in securitized loans	52	1,376	1,428
Deposits in depository institutions	103	—	103
Federal funds sold	(305)	(115)	(420)

Total interest-earning assets	$(5,199)	$(5,674)	$(10,873)

Interest-bearing liabilities:
Demand deposits	$41	$(51)	$(10)
Savings deposits	(100)	(1,002)	(1,102)
Time deposits	(1,713)	(3,480)	(5,193)
Short-term borrowings	(206)	(886)	(1,092)
Long-term debt	(581)	(217)	(798)
Trust preferred securities	–	(351)	(351)

Total interest-bearing liabilities	$(2,559)	$(5,987)	$(8,546)

Net Interest Income	$(2,640)	$313	$(2,327)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE THREE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$450,184	$7,343	6.52%	$509,673	$9,516	7.47%
Home equity	262,532	2,815	4.29	170,767	2,416	5.66
Commercial real estate	308,922	4,673	6.05	256,000	4,827	7.54
Other commercial	80,977	1,137	5.62	111,423	1,870	6.71
Loans to depository institutions	—	—	—	3,967	18	1.81
Installment	43,241	1,203	11.13	81,959	2,101	10.25
Indirect	31,887	878	11.01	60,916	1,195	7.85
Credit card	19,074	569	11.93	18,590	500	10.76
Previously securitized loans	25,195	1,468	23.31	—	—	—

Total loans	1,222,012	20,086	6.57	1,213,295	22,443	7.40
Securities:
Taxable	511,885	4,631	3.62	484,793	5,278	4.35
Tax-exempt (2)	41,506	774	7.46	51,559	1,002	7.77

Total securities	553,391	5,405	3.91	536,352	6,280	4.68
Retained interest in securitized loans	63,778	3,100	19.44	77,939	3,240	16.63
Deposits in depository institutions	10,150	21	0.83	—	—	—
Federal funds sold	—	—	—	23,812	89	1.50

Total interest-earning assets	1,849,331	28,612	6.19	1,851,398	32,052	6.92
Cash and due from banks	43,464			51,398
Bank premises and equipment	35,614			39,758
Other assets	93,766			93,127
Less: allowance for loan losses	(25,937)			(29,469)

Total assets	$1,996,238			$2,006,212

Liabilities
Interest-bearing demand deposits	$388,179	$540	0.56%	$364,858	$503	0.55%
Savings deposits	287,305	385	0.54	299,313	556	0.74
Time deposits	622,185	4,594	2.95	644,993	5,512	3.42
Short-term borrowings	91,518	93	0.41	110,761	610	2.20
Long-term debt	15,000	194	5.17	34,522	440	5.10
Trust preferred securities	87,500	2,006	9.17	87,500	2,068	9.45

Total interest-bearing liabilities	1,491,687	7,812	2.09	1,541,947	9,689	2.51
Noninterest-bearing demand deposits	297,195			274,872
Other liabilities	23,090			27,986
Stockholders’ equity	184,266			161,407

Total liabilities and stockholders’ equity	$1,996,238			$2,006,212

Net interest income		$20,800			$22,363

Net yield on earning assets			4.50%			4.83%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE FOUR

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended September 30,
	2003 vs. 2002
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(1,043)	$(1,130)	$(2,173)
Home equity	1,082	(683)	399
Commercial real estate	897	(1,051)	(154)
Other commercial	(459)	(274)	(733)
Loans to depository institutions	(18)	—	(18)
Installment	(1,064)	166	(898)
Indirect	(694)	377	(317)
Credit card	13	56	69
Previously securitized loans	1,468	—	1,468

Total loans	182	(2,539)	(2,357)
Securities:
Taxable	283	(930)	(647)
Tax-exempt (1)	(189)	(39)	(228)

Total securities	94	(969)	(875)
Retained interest in securitized loans	(640)	500	(140)
Deposits in depository institutions	21	—	21
Federal funds sold	(89)	—	(89)

Total interest-earning assets	$(432)	$(3,008)	$(3,440)

Interest-bearing liabilities:
Demand deposits	$32	$5	$37
Savings deposits	(22)	(149)	(171)
Time deposits	(189)	(729)	(918)
Short-term borrowings	(91)	(426)	(517)
Long-term debt	(252)	6	(246)
Trust preferred securities	–	(62)	(62)

Total interest-bearing liabilities	$(522)	$(1,355)	$(1,877)

Net Interest Income	$90	$(1,653)	$(1,563)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

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

As previously noted, the Company determined that it was appropriate to record a negative loan loss provision of $3.30 million during the second quarter of 2003. During the third quarter of 2003, the Company determined that an additional negative loan loss provision of $1.90 million was appropriate, reducing the allowance for loan losses to $23.44 million as of September 30, 2003. As a result of concerns regarding the national and local economies and unfavorable trends in unemployment statistics, during the first quarter of 2003 the Company increased certain risk factors used in its analysis of the adequacy of the allowance for loan losses. During the second and third quarters of 2003, continued success in pursuing collections of previously charged-off loans, improved credit quality within certain segments of the loan portfolio, and the increase in percentage of loans secured by real estate resulted in a decrease to the allowance for loan losses during these periods.

The allowance allocated to the commercial loan portfolio decreased $2.86 million, or 16.78%, from $17.04 million at December 31, 2002 to $14.18 million at September 30, 2003. This decline is due, primarily, to two factors. First, the Company has experienced recent success in pursuing collections on previously charged-off loans within the commercial portfolio. As illustrated in Table Five, for the nine months ended September 30, 2003, the Company has recorded commercial charge-offs of $1.03 million and recoveries of $2.92 million, resulting in net recoveries of $1.89 million for the period. Second, the Company has experienced some improvement in the credit quality of some of its larger commercial credits during the period. More specifically, during the third quarter of 2003, five of the Company’s larger commercial credits, with outstanding balances close to $9.0 million, were upgraded to lower risk ratings. As a result of the lower risk ratings, approximately $1.40 million of allocated losses were no longer required.

The allowance allocated to the residential real estate portfolio declined $3.50 million, or 48.48%, from $7.22 million at December 31, 2002 to $3.72 million at September 30, 2003. This decline is the result of two factors affecting this segment of the portfolio. First, the residential real estate portfolio included a small portfolio of loans that had been originated by the Company’s out-of-market loan origination offices in prior years. These loans had been originated with the intent to sell, but the Company had been unable to ultimately sell the loans. After the Company transferred these loans from the held-for-sale classification to the loan portfolio, the loans were assigned a higher risk classification and, therefore, allocated a higher percentage of the allowance for loan losses. The higher risk classification was based on the fact that the loans were originated out of the Company’s principal markets and due to the Company’s inability to sell the loans. These loans have since paid down significantly and have experienced less than anticipated loss characteristics. As a result, the Company reduced its allocation of the allowance to this portion of the residential real estate portfolio. Second, within the Company’s core residential real estate portfolio, it has reported net recoveries of $0.26 million for the first nine months of 2003. As a result of this success, the Company determined that it was appropriate to reduce the allocation of the allowance to this segment of the portfolio.

The allowance allocated to the consumer portfolio decreased $0.42 million, or 10.24%, from $4.10 million at December 31, 2002 to $3.68 million at September 30, 2003. This decrease is almost entirely due to the declining balance of the consumer loan portfolio. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, has declined from $132.61 million at December 31, 2002 to $87.67 million at September 30, 2003. This represents a $44.94 million, or 33.89%, decline in outstanding consumer loan balances over the nine-month period. As has been disclosed in previous periods, the Company exited the indirect lending business line and is strategically focused on real estate secured lending while intentionally reducing its lending in products not secured by real estate. As a result, the outstanding balances of consumer loan products has continued to decline significantly in recent periods, requiring a lower allocation of loss reserves to this segment of the loan portfolio.

As noted throughout this Quarterly Report, as the Company has been able to redeem certain of its securitizations, it has added “previously securitized loans” to its loan portfolio. As discussed, the book value of previously securitized loans incorporates an assumption for expected losses to be incurred over the life of these loans and, as a result, expected credit losses have already been provided for within the book value of these assets.

Therefore, credit losses on previously securitized loans will first be applied against the book value of these loans and could adversely impact the yield earned on these loans. To the extent that credit losses exceed those amounts already provided for within the book value of these loans, the Company would then need to provide for such losses through the provision and allowance for loan losses. As of September 30, 2003, the Company believes that the credit losses provided for through the book value of previously securitized loans is adequate to provide for potential losses and an allocation of the allowance for loan losses to this segment of the loan portfolio is not required. Nonetheless, previously securitized loans that are past due 90 days or greater are separately identified in the Company’s non-performing loans in Table Six.

Based on the Company’s analysis of the adequacy of the allowance for loans losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2003 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Amounts to be recorded for the provision for loan losses in future periods will be dependent upon trends in loan balances, changes in loan quality and loss experience trends, and potential recoveries on charged-off loans. Should the Company continue to experience either low levels of net charge-offs or net recoveries in future periods, it is possible that the Company will record additional negative loan loss provision in forthcoming periods. Conversely, in future periods the Company may need to record provision expense associated with the existing loan portfolio due to factors not currently known to management. Factors that might require provision expense would include deterioration in the financial condition of borrowers or a higher level of charge-offs as a percent of outstanding loan balances as compared to historical trends.

TABLE FIVE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine months ended September 30,		Year ended December 31,
	2003	2002	2002
	(in thousands)
Allowance for Loan Losses
Balance at beginning of period	$28,504	$48,635	$48,635
Charge-offs:
Commercial, financial and agricultural	(1,031)	(18,498)	(19,063)
Real estate-mortgage	(1,441)	(6,939)	(7,360)
Installment loans to individuals	(2,361)	(3,627)	(4,814)
Overdraft deposit accounts	(1,097)	—	—

Total charge-offs	(5,930)	(29,064)	(31,237)
Recoveries:
Commercial, financial and agricultural	2,921	5,181	5,671
Real estate-mortgage	1,676	709	1,849
Installment loans to individuals	1,089	1,362	1,786
Overdraft deposit accounts	376	—	—

Total recoveries	6,062	7,252	9,306

Net recoveries (charge-offs)	132	(21,812)	(21,931)
(Recovery of) provision for loan losses	(5,200)	1,800	1,800

Balance at end of period	$23,436	$28,623	$28,504

As a Percent of Average Total Loans:
Net recoveries (charge-offs) (annualized)	0.01%	(2.29)%	(1.75)%
Provision for loan losses (annualized)	(0.58)	0.19	0.14
As a Percent of Non-Performing Loans:
Allowance for loan losses	550.92%	1,119.40%	948.24%

TABLE SIX

NON-PERFORMING ASSETS

	As of September 30,		As of December 31,
	2003	2002	2002
Summary of Non-performing Assets
Non-accrual loans	$2,509	$1,511	$2,126
Accruing loans past due 90 days or more	1,229	1,046	880
Previously securitized loans past due 90 days or more	516	—	—

Total non-performing loans	4,254	2,557	3,006
Other real estate owned	477	1,079	403

Total non-performing assets	$4,731	$3,636	$3,409

RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retains a financial interest in each of the securitizations comprised of (1) the interest collected on the underlying mortgage loans in excess of the interest required to be paid to third-party investors and administrative fees and (2) overcollateralization, or the amount by which the principal balance of the underlying mortgage loans exceeds the principal balances payable to the third-party investors. Principal amounts owed to investors are evidenced by securities (i.e., “Notes”). The Notes are subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or at the option of the note insurer, on or after the date on which the related note balance has declined to 5% or less of the original note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. Through September 30 2003, the outstanding Note balances of the Company’s 1997-1, 1998-2, and 1998-3 securitizations declined below this 5% threshold and the Company exercised its early redemption options for each of these securitizations.

As of September 30, 2003, the Company reported book value in retained interests in its securitizations of approximately $53.59 million. As of September 30, 2003, $105.08 million of securitized loans remain outstanding and principal balances payable to investors approximate $32.21 million. As a result, the Company’s retained interests in securitized mortgage loans represents the Company’s financial interest in $72.87 million of overcollateralization and the excess interest to be derived from $105.08 million of loans still outstanding over the interest required to be paid to investors on $32.21 million of principal outstanding plus administrative fees. As of September 30, 2003, the weighted-average interest rate earned on the collateral loans approximates 12.88% and the weighted-average interest rate paid to investors approximates 6.88%. Administrative fees, comprised primarily of loan servicing fees, trustee fees, and insurance premiums, total 1.44%.

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

As noted above, during 2003 the Company has exercised its early redemption options for three of the original six securitizations. As a result of these redemptions, the book value of the Company’s retained interests was reduced by $31.71 million and previously securitized loans with an original carrying value of $41.24 million were recorded into the Company’s loan portfolio. The Company expects to realize higher yields on the book value of the remaining loans as a result of having redeemed the Notes, which are paying interest at a weighted average interest rate of 6.86%. Additionally, by redeeming the Notes, the Company is able to eliminate some of the administrative fees, most significantly the insurance premiums (which approximate 32 basis points, computed from the Note balance), being paid from the deals. The elimination of these fees is also expected to result in increased income recognized by the Company from these assets. Using the same methodology as that used to account for the Company’s retained interests, the Company accrued interest on its Previously Securitized Loans at a 23.3% rate during the third quarter of 2003.

In October 2003, the Company issued a redemption notice to exercise the early redemption option on its 1998-4 securitization and, based on the Company’s cash flow modeling as of September 30, 2003, the Company believes that its 1999-1 securitization could be subject to this redemption provision during the first quarter of 2004. The Company expects to redeem the outstanding Notes of the 1998-4 securitization in November 2003 and may elect to redeem the outstanding Notes of the 1999-1 securitization when the outstanding balance of the Notes reaches the 5% redemption target.

As the Company redeems the outstanding Notes from its securitizations, no gain or loss is recognized in the Company’s financial statements and the remaining mortgage loans are recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of September 30, 2003, the Company reported a book value of previously securitized loans of $37.34 million. The actual outstanding balance of previously securitized loans at September 30, 2003 was $44.42 million. The difference (i.e. “the discount”) between the book value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are, first, recorded against this discount and, therefore, could impact the yield earned on these assets. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would need to be provided for through the Company’s provision and allowance for loan losses.

The value of the retained interests and the previously securitized loans is determined using cash flow modeling techniques that incorporate key assumptions related to default, prepayment, and discount rates. Using these assumptions, the Company forecasts the amount and timing of future cash flows that it expects to receive based on the then current outstanding balance of the mortgage loans underlying the securitization transactions and amounts owed to investors in the Notes. For the nine-month periods ended September 30, 2003 and 2002, the Company recognized $10.47 million and $9.04 million, respectively, of interest income from the retained interests. Comparatively, the Company received $6.08 million and $0.43 million of cash from the retained interests during the first nine months of 2003 and 2002, respectively. For the nine-month period ended September 30, 2003, the

Company accrued income on its previously securitized loans of $1.56 million and received cash of $5.48 million, comprised of principal and interest payments from borrowers.

Based on current cash flow projections, the Company believes that its December 31, 2003 Consolidated Balance Sheet will include a book value of Retained Interests approximating $33.37 million and a book value of Previously Securitized Loans approximating $61.77 million. The Company also believes, based on its projections, that the outstanding balances of Retained Interest and Loans Previously Securitized will approximate:

As of:	Forecasted Balance:
December 31, 2004	$76 million
December 31, 2005	56 million
December 31, 2006	42 million
December 31, 2007	31 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Nine Months Ended September 30, 2003 vs. 2002

Non-Interest Income: Non-interest income increased $4.75 million, or 19.34%, from $24.55 million for the first nine months of 2002 to $29.30 million for the first nine months of 2003. This increase was primarily attributable to the $3.95 million, or 23.64%, increase the Company experienced in service charge revenues period-to-period. Since 2001, the Company has been focused on increasing the number of its core deposit customers. Additionally, over the same period, the Company has implemented a number of additional products and services for its depository customers. The combined effect of increased core deposit accounts and increased products and services has led to significant increases in service charge revenues, and has continued to drive revenue growth during the first nine months of 2003. Other Income increased $1.24 million, or 35.64%, from $3.49 million for the first nine months of 2002 to $4.73 million in 2003, primarily as a result of a $1.60 million legal settlement, discussed below, reached during the third quarter of 2003.

Non-Interest Expense: Non-interest expense declined $5.91 million, or 11.09%, from $53.30 million in the first nine months of 2002 to $47.39 million in 2003. Although expense reductions were generally experienced in most categories, compensation costs and depreciation expense exhibited the largest dollar declines, period-to-period. Expenses associated with salaries and employee benefits declined $1.13 million, or 4.65%, from $24.28 million for the nine months ended September 30, 2002 to $23.15 million for the same period of 2003. This decline corresponds to the decline in the number of full-time equivalents (“FTEs”) employed by the Company during these periods. The number of FTEs declined by 34, or 4.58%, from 743 FTEs as of September 30, 2002 to 709 at September 30, 2003. Depreciation expense declined $1.12 million, or 24.79%, period-to-period as a result of the Company’s focus on limiting capital expenditures to only those fixed assets that are necessary to improve customer service, lower other expenses, or increase revenues. Repossessed asset losses and expenses reflected a net expense of $0.67 million for the nine-month period ended September 30, 2002, compared with net gains of $0.71 million for the first nine months of 2003 as a result of $0.91 million of gains realized on the disposal of other real estate owned (“OREO”) properties. There can be no assurance that the Company would be able to continue to achieve similar results in future periods as it works to resolve and dispose of its repossessed assets.

Three Months Ended September 30, 2003 vs. 2002

Non-Interest Income: Non-interest income increased $1.80 million, or 20.36%, from $8.84 million for the three months ended September 30, 2002 to $10.64 million in 2003. This increase was partly due to a $0.97 million, or 15.40%, increase in service charge revenues quarter-to-quarter. Additionally, Other Income increased $1.51 million, or 145%, from $1.04 million in 2002 to $2.54 million in 2003 as a result of a legal settlement reached during the third quarter of 2003. As previously announced, the Company received a net settlement of $1.60 million in resolution of its claim against the Federal Deposit Insurance Corporation (“FDIC”) in the FDIC’s capacity as receiver of The First National Bank of Keystone (“Keystone”). With this settlement, the Company’s claims arising out if its business relationship with the failed Keystone bank have been resolved. This additional income was partially offset by $0.81 million of losses incurred by the Company on the sale of low-yielding investment securities during the third quarter of 2003.

Non-Interest Expense: Non-interest expense declined $1.85 million, or 10.73%, from $17.26 million for the third quarter of 2002 to $15.41 million in 2003. Generally, expense savings were achieved in each of the non-interest expense categories, reflecting the Company’s efforts to consistently focus on managing and containing expenses. Although compensation costs rose slightly, quarter-to-quarter, occupancy-related expenses and depreciation expense declined $0.28 million and $0.31 million, respectively.

MARKET RISK MANAGEMENT

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored. As previously noted, the Company redeemed $57.50 million of trust preferred securities during the fourth quarter of 2003. The redemption of these securities, which have a stated interest rate of 9.125%, is expected to have a positive effect on the Company’s net interest margin in future periods. Notwithstanding the positive effect of redeeming these securities, the Company believes that it will continue to experience compression of its net interest margin over the next several months should interest rates remain at their current, historically low levels. However, the Company believes that it has positioned its balance sheet to benefit from rising interest rates, should rates begin to rise.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. Liquidity at the Parent Company level is largely dependent upon the dividend capacity of City National. Among other things, the Parent Company uses cash to pay dividends to its stockholders, to remit interest payments to City Holding Capital Trust and City Holding Capital Trust II, and to repurchase the Company’s common stock. Dividends paid by City National are essentially the sole source of cash for the Parent Company. City National’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), maintains a dividend policy that requires that any dividends in amounts exceeding the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by the OCC before City National can declare the dividend. During 2002 and through September 30, 2003, the OCC has approved the payment of $119.50 million of cash dividends to the Parent Company that have been used to pay common dividends to stockholders, to remit interest payments on the Company’s trust preferred securities, to fund the Company’s repurchase of common shares, and, in addition to redeeming $57.50 million of trust preferred securities, is expected to be used for similar purposes, to the extent they are pursued, in future periods. Over this same timeframe, City National has generated $74.62 million of net income. As a result, City National expects to be required to request and receive permission from the OCC to pay cash dividends to the Parent Company through at least December 31, 2005. Although the OCC has approved the aforementioned cash dividends, there can be no assurance that the OCC will approve subsequent dividend requests. Therefore, cash balances available to the Parent Company will continue to be subject to OCC approval. As of September 30, 2003, the Parent Company reported a cash balance of $2.69 million and $66.00 million of dividends declared by and receivable from City National. Of this total, the Parent Company expects to use $57.50 million to repay its 9.125% Junior Subordinated Debentures held by City Holding Capital Trust II. Additionally, City National has existing approval (included in the $119.50 million discussed above) from the OCC to declare an additional $20.00 million in cash dividends payable to the Parent Company. Management believes that the liquidity position of the Parent Company is adequate to satisfy its funding and cash needs as of September 30, 2003 and for the foreseeable future.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank and other financial institutions. City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the Federal Home Loan Bank and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (88.01% or $457.12 million at September 30, 2003) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. As of September 30, 2003, the Company believes that City National maintained a sufficient liquidity position to satisfy its current and future funding and cash needs.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 61.01% as of September 30, 2003. Although the Company has obligations to extend credit, these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances which totaled $519.42 million at September 30, 2003 and which greatly exceeded the Company’s non-deposit sources of borrowing which totaled $221.94 million. The Company funds its assets primarily with deposits, which fund 79.71% of total assets as of September 30, 2003. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 47.95% of the Company’s total assets.

CAPITAL RESOURCES

During the first nine months of 2003, stockholders’ equity increased $18.07 million, or 10.93%, from $165.39 million at December 31, 2002 to $183.46 million at September 30, 2003. This increase was the result of net income of $33.02 million reported for the first nine months of 2003, partially offset by the declaration of $9.98 million ($0.60 per share) cash dividends payable to holders of the Company’s common stock and $3.26 million of stock repurchases transacted during the nine months ended September 30, 2003.

In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Under the repurchase program, management has been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. During the first quarter of 2003, the Company acquired 118,300 shares of its common stock at an average price of $27.54 per share. During the second and third quarters of 2003, no shares were purchased under the plan. Since initiating the repurchase plan, the Company has acquired 420,700 shares of its common stock at an average price of $25.51 per share. There can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.

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

The table below sets forth the Company’s and City National’s risk-adjusted capital ratios as of September 30, 2003 and December 31, 2002, along with the “minimum” and “well-capitalized” requirements established by regulatory agencies. It is important to note that the September 30, 2003 actual ratios for City National reflect the impact of the dividend declared by City National to provide cash to the Parent Company for the purpose of redeeming $57.50 million of trust preferred securities. However, because these securities, which are includable in regulatory capital, were not redeemed until November 7, 2003, the capital ratios of City Holding as of September 30, 2003 still include and reflect the impact of those trust preferred securities.

			Actual
	Minimum	Well- Capitalized	September 30 2003	December 31 2002
City Holding:
Total	8.00%	10.00%	16.58%	13.36%
Tier I Risk-based	4.00	6.00	13.58	9.87
Tier I Leverage	4.00	5.00	11.50	8.49
City National:
Total	8.00%	10.00%	11.52%	12.97%
Tier I Risk-based	4.00	6.00	10.20	11.52
Tier I Leverage	4.00	5.00	9.25	10.41

Had the $57.50 million of trust preferred securities been redeemed prior to September 30, 2003, City Holding’s regulatory capital ratios would have approximated 12.14%, 10.82%, and 9.71% for the Total Capital, Tier I Capital, and Tier I Leverage classifications, respectively.

ITEM  3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM  4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Amended Complaint alleges that during an approximate time period of late 1997 through 2000, the defendants did not properly manage the Company and City National-resulting in substantial charges against earnings. The Amended Complaint seeks to have three former executive officers return to the Company any compensation paid to them after termination of their employment. The Amended Complaint seeks an award of attorneys’ fees and other unspecified damages. A motion to dismiss pursuant to West Virginia Rule of Court 23.1 (failure to make a proper demand upon the current Company board of directors) was filed by the defendants, and briefed and argued before the Court by all parties. On March 26, 2003, the Court denied Defendants’ Motion to Dismiss. Discovery proceedings by the plaintiff and defendants are currently underway. It is the Company and City National’s intent to vigorously pursue their interests. The Company’s directors’ and officers’ liability insurance carrier has been notified of the claim and has presented a reservation of rights letter to the defendants. It is not possible at this time to provide an evaluation of the probability of a favorable or unfavorable outcome or an estimate of the amount or range of potential loss.

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

Item 2.	Changes in Securities and Use of Proceeds	None.
Item 3.	Defaults Upon Senior Securities	None.
Item 4.	Submission of Matters to a Vote of Security Holders	None.
Item 5.	Other Information	None.
Item 6	Exhibits and Reports on Form 8-K .	None.

(a) Exhibits:

	31(a)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Gerald R. Francis

	31(b)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes Oxley Act of 2002 for Gerald R. Francis

	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

(b) Reports on Form 8-K:

On July 16, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a news release issued on July 16, 2003, announcing the Company’s earnings for the second quarter of 2003.

On August 8, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 9 a news release issued on August 8, 2003, announcing that the Company had received a net settlement of $1.6 million in resolution of the Company’s claim against the Federal Deposit Insurance Corporation in the FDIC’s capacity as receiver of The First National Bank of Keystone.

On September 19, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 9 copies of the slides used in the presentation, disclosing that Gerald R. Francis, Chairman, President and CEO and Charles R. (Skip) Hageboeck, Executive Vice President and CFO of the Company delivered a presentation on September 19, 2003 regarding the Company’s financial performance to a group of analysts and investors at the RBC Capital Markets Financial Institutions Conference.

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

Date: November 10, 2003