Form 10-K
period 2003-12-31
CITY HOLDING CO
filed 2004-03-11
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2003 was $458,779,654. As of March 9, 2004, there were 16,713,845 shares of the Company’s common stock outstanding. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I and II. Portions of the proxy statement for the 2004 annual shareholders’ meeting are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

Item 1 Business

City Holding Company (“the Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 53 banking offices in West Virginia (51 offices) and Ohio (2 offices), City National provides credit, deposit, trust, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia, and the Company is the third largest bank holding company headquartered in West Virginia based on deposit size. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2003, 56% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

Capital Adequacy: Federal banking regulations set forth capital adequacy guidelines, which are used by regulatory authorities to assess the adequacy of capital in examining and supervising a bank holding company and its insured depository institutions. The capital adequacy guidelines generally require bank holding companies to maintain total capital equal to at least 8% of total risk-adjusted assets, with at least one-half of total capital consisting of core capital (i.e., Tier I capital) and the remaining amount consisting of “other” capital-eligible items (i.e., Tier II capital), such as perpetual preferred stock, certain subordinated debt, and, subject to limitations, the allowance for loan losses. Tier I capital generally includes common stockholders’ equity plus, within certain limitations, perpetual preferred stock and trust preferred securities. For purposes of computing risk-based capital ratios, bank holding companies must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, calculated under regulatory accounting practices. The Company’s and City National’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Additionally, federal banking laws require regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institutions in question are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. As an example, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Additionally, a depository institution is generally prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, may be subject to asset growth limitations and may be required to submit capital restoration plans if the depository institution is considered undercapitalized. The Company’s and City National’s regulatory capital ratios are presented in the following table:

	December 31,
	2003	2002
City Holding:
Tier I Risk-based	11.93%	9.87%
Total	13.17	13.36
Tier I Leverage	10.04	8.49

City National:
Tier I Risk-based	10.72%	11.52%
Total	11.95	12.97
Tier I Leverage	9.19	10.41

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

City National is subject to various statutory restrictions on its ability to pay dividends to the Company. Specifically, the approval of the Office of the Comptroller of the Currency (“OCC”) is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

During 2002 and 2003, City National received regulatory approval to pay $119.50 million of cash dividends to the Parent Company, while generating net profits of $87.29 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2004. The Parent Company used cash obtained from these dividends primarily to: (1) fully redeem the $57.50 million 9.125% trust preferred securities issued by City Holding Capital Trust II; (2) pay common dividends to stockholders; (3) remit interest payments on the Company’s trust preferred securities; and (4) fund repurchases of the Company’s common shares. Although regulatory authorities have approved prior cash dividend requests, there can be no assurance that future dividend requests will be approved.

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

Executive Officers of the Registrant

At December 31, 2003, the executive officers of the Company were as follows:

Name	Age	Business Experience
Gerald R. Francis	60	Chairman of the Board, City Holding Company and City National Bank of West Virginia since April 2002. President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since January 2001. Director, City Holding Company and City National Bank of West Virginia, Charleston, WV since June 2001. President and Director, Peoples Bank Corp. of Indianapolis, IN, 1997 - 1999.

William L. Butcher	39	Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since April 2001. Senior Vice President of Retail Banking, Fifth Third Bank, Indianapolis, IN from 1999 - 2000. Senior Vice President of Retail Banking, Peoples Bank Corp. of Indianapolis, IN from 1998 - 1999.

Charles R. Hageboeck	41	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV since June 2001. Director of Forecasting, Roche Diagnostics Corp., Indianapolis, IN from 2000 - 2001. Chief Financial Officer, Peoples Bank Corp. of Indianapolis, IN from 1995 - 1999.

John L. Loeber	59	Executive Vice President of Commercial Banking and Chief Credit Officer, City Holding Company and City National Bank, Charleston, WV since May 2001. Senior Credit Officer, Union Federal Bank, Indianapolis, IN from 2000 - 2001. Senior Vice President and Chief Credit Officer, Peoples Bank Corp. of Indianapolis, IN from 1998 - 1999.

Craig G. Stilwell	48	Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV since May 2001. Industry Consulting Leader-Financial Services, Olive LLP, Indianapolis, IN from 1999 - 2001. Senior Vice President, Human Resources & Marketing, Peoples Bank Corp. of Indianapolis, IN from 1978 - 1999.

Employees

The Company had 701 full-time equivalent employees at December 31, 2003. Employee relations within the Company are considered to be satisfactory.

Available Information

The Company’s Internet website address is www.cityholding.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing with the Securities and Exchange Commission. Copies of the Company’s annual report will be made available, free of charge, upon written request.

Statistical Information

The information noted below is provided pursuant to Guide 3 — Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2003 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	a.	Average Balance Sheets	5

	b.	Analysis of Net Interest Earnings	6-7

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	7

2.	Investment Portfolio

	a.	Book Value of Investments	13

	b.	Maturity Schedule of Investments	13

	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	13

3.	Loan Portfolio

	a.	Types of Loans	14

	b.	Maturities and Sensitivity to Changes in Interest Rates	14

	c.	Risk Elements	17

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		17

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	5

	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	20

6.	Return on Equity and Assets		3

7.	Contractual Obligations		20

Item 2 Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 53 branch offices, with 51 offices in West Virginia and two offices in southeastern Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 38 locations and leases 15 locations, pursuant to operating leases. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

The Amended Complaint alleged that during an approximate time period of late 1997 through 2000, the defendants did not properly manage the Company and City National—resulting in substantial charges against earnings. The Amended Complaint sought to have three former executive officers return to the Company any compensation paid to them after termination of their employment. The Amended Complaint sought an award of attorneys’ fees and other unspecified damages.

On January 20, 2004, the Company announced that a tentative settlement had been reached in this litigation. The parties then executed a written Settlement Agreement and provided notice to shareholders as required under West Virginia law. The Settlement Agreement provided that Travelers Casualty and Surety Company of America, the insurer of the defendants, agreed to pay $9 million to the Company to settle all claims in the suit in exchange for a full release of all claims. On February 2, 2004, the Circuit Court of Kanawha County conducted a hearing and entered an Order finding that the settlement was in good faith, approved the notice to be sent to shareholders, and further scheduled a hearing for March 5, 2004 to hear any shareholder objections. At the hearing on March 5, 2004, the Court gave final approval to the settlement conditioned upon a supplemental shareholder notice being sent to a small group of shareholders and the absence of any written objections by these shareholders prior to March 19, 2004. The Court further awarded approximately $3.5 million in attorney fees and costs to be paid to plaintiff’s counsel out of the settlement proceeds. The Company expects to receive proceeds, net of expenses and attorney’s fees, of approximately $4.1 million to $4.9 million, which will contribute approximately $0.16 to $0.19 per share, after-tax earnings in 2004.

The Company’s principal subsidiary, City National, is subject to local business and occupation taxes (“B&O taxes”) based upon specified sources of revenues as they are received within municipalities in West Virginia. Beginning in 1999 the Company reduced the B&O taxes that City National paid to municipalities in which it operates based on an interpretation the Company received from the West Virginia Department of Tax and Revenue. Notwithstanding the Company’s understanding of this interpretation, in November 2000 the City of Beckley assessed City National at the rate existing prior to the reduction taken by City National. On March 19, 2001 an administrative law judge upheld the City of Beckley’s assessment and related penalties. City National appealed the administrative law judge’s decision to the Circuit Court of Raleigh County in West Virginia, which affirmed the administrative law judge’s decision on November 15, 2001. City National appealed this decision to the Supreme Court of Appeals of West Virginia, which affirmed the circuit court’s decision in a ruling issued on March 14, 2003. As a result, City National remitted B & O tax payments, representing the difference between amounts previously paid by City National and amounts determined payable as a result of the Supreme Court’s decision. The additional tax payments had no material effect on the Company’s 2003 earnings.

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

Item 4 Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Pages 2 and 43 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2003, included in this report as Exhibit 13, are incorporated herein by reference.

Item 6 Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2003, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2003, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Market Risk Management” appearing on pages 10 and 11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2003, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements, included on pages 23 through 47 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2003, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Pursuant to Rule 13a-15b under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of Registrant

The information required by Item 10 of FORM 10-K appears in the Company’s 2004 Proxy Statement, to be filed within 120 days of fiscal year end, under the captions “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS OF CITY HOLDING COMPANY”.

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer, and all directors, officers and employees of the Company and has posted such Code of Ethics on its website at www.cityholding.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or chief accounting officer by posting such information on its internet website.

Item 11 Executive Compensation

Except for the Compensation Committee Report on Executive Compensation and the performance graph required by Items 402(k) and 402(l) of Regulation S-K, the information required by Item 11 of FORM 10-K appears in the Company’s 2004 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption “EXECUTIVE COMPENSATION”.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears in the Company’s 2004 Proxy Statement, to be filed within 120 days of fiscal year end, under the captions “STOCK OWNERSHIP OF DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION”.

Item 13 Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears in the Company’s 2004 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption “CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS”.

Item 14 Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears in the Company’s 2004 Proxy Statement, to be filed within 120 days of fiscal year end, under the caption “PRINCIPAL ACCOUNTING FEES AND SERVICES”.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of the Company and its subsidiaries, included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Page Number
Report of Independent Auditors	23

Consolidated Balance Sheets - December 31, 2003 and 2002	24

Consolidated Statements of Income – Years Ended December 31, 2003, 2002, and 2002	25-26

Consolidated Statements of Changes in Shareholders” Equity – Years Ended December 31, 2003, 2002 and 2002	27

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001	28

Notes to Consolidated Financial Statements - December 31, 2003	29-47

Financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Reports on Form 8-K:

On October 9, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 5 a news release issued on October 9, 2003, announcing that the Board of Directors of the Company had authorized repayment of the 9.125% Junior Subordinated Debentures issued by City Holding Company and held by City Holding Capital Trust II. In turn, City Holding Capital Trust II would repay its 9.125% Capital Securities on November 7, 2003.

On October 15, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a news release issued on October 14, 2003, announcing the Company’s earnings for the third quarter of 2003.

On December 2, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 9 copies of a slide presentation to be delivered by Gerald R. Francis, Chairman, President, and Chief Executive Officer and Charles R. Hageboeck, Executive Vice President and Chief Financial Officer to a group of analysts and investors at the Friedman, Billings, Ramsey 10th Annual Investor Conference on December 2 and 3, 2003.

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
(Principal Financial Officer)

/s/ Michael D. Dean
Michael D. Dean
Senior Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2004. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Gerald R. Francis and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Gerald R. Francis	/s/ Tracy W. Hylton II
Gerald R. Francis	Tracy W. Hylton, II
Chairman, President, and Chief Executive Officer	Director

/s/ Samuel M. Bowling	/s/ C. Dallas Kayser
Samuel M. Bowling	C. Dallas Kayser
Director	Director

/s/ Philip L. McLaughlin
Hugh R. Clonch	Philip L. McLaughlin
Director	Director

/s/ Oshel B. Craigo	/s/ E. M. Payne, III
Oshel B. Craigo	E. M. Payne, III
Director	Director

/s/ William H. File, III	/s/ Robert T. Rogers
William H. File, III	Robert T. Rogers
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Jay C. Goldman	/s/ Sharon H. Rowe
Jay C. Goldman	Sharon H. Rowe
Director	Director

/s/ David E. Haden	/s/ James E. Songer, II
David E. Haden	James E. Songer, II
Director	Director

/s/ David W. Hambrick	/s/ Albert M. Tieche, Jr.
David W. Hambrick	Albert M. Tieche, Jr.
Director	Director

/s/ Frank S. Harkins, Jr.
Frank S. Harkins, Jr.	Mary H. Williams
Director	Director

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference.

Exhibit	Description
3(a)	Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from, Amendment No. 1 to City Holding Company’s Registration Statement on Form S-4, Registration No. 2-86250, filed November 4, 1983 with the Securities and Exchange Commission).

3(b)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 6, 1984 (attached to, and incorporated by reference from, City Holding Company’s Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984).

3(c)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 4, 1986 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1986, filed March 31, 1987 with the Securities and Exchange Commission).

3(d)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated September 29, 1987 (attached to and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988).

3(e)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 6, 1991 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(f)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 7, 1991 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(g)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated August 1, 1994 (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 1994, filed November 14, 1994 with the Securities and Exchange Commission).

3(h)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated December 9, 1998 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission).

3(i)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated June 13, 2001 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

3(j)	Amended and Restated Bylaws of City Holding Company (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

4(a)	Rights Agreement, dated as of June 13, 2001, between City Holding Company and SunTrust Bank, as Rights Agent (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

10(a)	Form of Employment Agreement, dated as of December 31, 1998, by and between City Holding Company and Philip L. McLaughlin (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998).

10(b)	Form of Employment and Consulting Agreement, dated as of December 31, 1998, by and between City Holding Company and Frank S. Harkins, Jr. (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998).

10(c)	Junior Subordinated Indenture, dated as of March 31, 1998, between City Holding Company and The Chase Manhattan Bank, as Trustee (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(d)	Form of City Holding Company’s 9.15% Debenture due April 1, 2028 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(e)	City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.1 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(f)	Amendment No. 1 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.2 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(g)	Amendment No. 2 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

10(h)	City Holding Company’s 2003 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 21, 2003 with the Securities and Exchange Commission).

10(i)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Gerald R. Francis.

10(j)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Charles R. Hageboeck.

10(k)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and William L. Butcher.

10(l)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Craig Stilwell.

10(m)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and John S. Loeber.

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2003.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP

24	Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerald R. Francis

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Gerald R. Francis

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck