Form 10-Q
period 2004-03-31
CITY HOLDING CO
filed 2004-05-07
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Common stock, $2.50 Par Value – 16,722,245 shares as of May 3, 2004.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on its retained interests in securitized mortgages or previously securitized loans causing the yields on these assets to decline; (4) the Company may not realize the expected cash payments that it is presently accruing from its retained interests in securitized mortgages or its previously securitized loans; (5) the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers associated with its efforts to increase fee-based revenues; (7) the Company may be unable to manage its expense levels; (8) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (9) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (10) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; and (11) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	March 31 2004	December 31 2003
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$45,379	$58,216
Interest-bearing deposits in depository institutions	8,479	5,122

Cash and Cash Equivalents	53,858	63,338

Securities available for sale, at fair value	655,676	645,663
Securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2004 and December 31, 2003 - $64,669 and $63,667)	58,990	59,298

Total Securities	714,666	704,961

Loans:
Residential real estate	439,643	446,134
Home equity	292,192	282,481
Commercial real estate	347,724	351,284
Other commercial	74,743	76,167
Loans to depository institutions	20,000	—
Installment	28,351	33,651
Indirect	20,006	24,707
Credit card	18,119	18,979
Previously securitized loans	92,954	58,788

Gross loans	1,333,732	1,292,191
Allowance for loan losses	(20,289)	(21,426)

Net Loans	1,313,443	1,270,765
Retained interests	1,656	34,320
Bank owned life insurance	49,795	49,214
Premises and equipment	34,664	35,338
Accrued interest receivable	10,720	10,216
Net deferred tax asset	22,912	29,339
Other assets	17,961	16,939

Total Assets	$2,219,675	$2,214,430

Liabilities
Deposits:
Noninterest-bearing	$301,390	$309,706
Interest-bearing:
Demand deposits	403,114	393,443
Savings deposits	283,287	278,117
Time deposits	665,221	655,496

Total Deposits	1,653,012	1,636,762

Short-term borrowings	112,256	168,403
Long-term debt	225,836	190,836
Other liabilities	26,367	27,739

Total Liabilities	2,017,471	2,023,740

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued and outstanding at March 31, 2004 and December 31, 2003, including 200,403 and 274,881 shares in treasury	42,298	42,298
Capital surplus	56,238	57,364
Retained earnings	103,785	96,460
Cost of common stock in treasury	(4,859)	(6,803)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	7,133	3,762
Underfunded pension liability	(2,391)	(2,391)

Total Accumulated Other Comprehensive Income	4,742	1,371

Total Shareholders’ Equity	202,204	190,690

Total Liabilities and Shareholders’ Equity	$2,219,675	$2,214,430

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended March 31
	2004	2003
Interest Income
Interest and fees on loans	$21,723	$20,302
Interest on investment securities:
Taxable	7,224	5,213
Tax-exempt	477	571
Interest on retained interests	740	3,523
Interest on deposits in depository institutions	11	—
Interest on federal funds sold	—	90

Total Interest Income	30,175	29,699

Interest Expense
Interest on deposits	5,692	5,767
Interest on short-term borrowings	166	434
Interest on long-term debt	2,005	2,284

Total Interest Expense	7,863	8,485

Net Interest Income	22,312	21,214
Provision for loan losses	—	—

Net Interest Income After Provision for Loan Losses	22,312	21,214

Non-Interest Income
Investment securities gains	1,012	353
Service charges	7,381	6,081
Insurance commissions	660	762
Trust fee income	487	348
Bank owned life insurance	581	157
Mortgage banking income	69	168
Other income	835	1,116

Total Non-Interest Income	11,025	8,985

Non-Interest Expense
Salaries and employee benefits	8,127	7,738
Occupancy and equipment	1,494	1,545
Depreciation	1,006	1,187
Professional fees and litigation expense	844	837
Postage, delivery, and statement mailings	685	780
Advertising	656	650
Telecommunications	466	405
Insurance and regulatory	331	325
Office supplies	312	435
Repossessed asset losses and expenses	57	(191)
Other expenses	2,560	2,296

Total Non-Interest Expense	16,538	16,007

Income Before Income Taxes	16,799	14,192
Income tax expense	5,796	4,840

Net Income	$11,003	$9,352

Basic earnings per common share	$0.66	$0.56

Diluted earnings per common share	$0.65	$0.55

Dividends declared per common share	$0.22	$0.20

Average common shares outstanding:
Basic	16,681	16,638

Diluted	16,972	16,955

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2002	$42,298	$59,029	$66,076	$(6,426)	$4,416	$165,393
Comprehensive income:
Net income			9,352			9,352
Other comprehensive loss, net of deferred income taxes of $705:
Net unrealized loss on available-for-sale securities of $1,013, net of reclassification adjustment for gains included in net income of $45					(1,058)	(1,058)

Total comprehensive income						8,294
Cash dividends declared ($0.20/share)			(3,327)			(3,327)
Exercise of 79,082 stock options		(1,376)		2,151		775
Purchase of 118,300 shares for treasury				(3,258)		(3,258)

Balances at March 31, 2003	$42,298	$57,653	$72,101	$(7,533)	$3,358	$167,877

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2003	$42,298	$57,364	$96,460	$(6,803)	$1,371	$190,690
Comprehensive income:
Net income			11,003			11,003
Other comprehensive income, net of deferred income taxes of $2,247:
Net unrealized gain on available-for-sale securities of $3,978, net of reclassification adjustment for gains included in net income of $607					3,371	3,371

Total comprehensive income						14,374
Cash dividends declared ($0.22 per share)			(3,678)			(3,678)
Exercise of 74,478 stock options		(1,126)		1,944		818

Balances at March 31, 2004	$42,298	$56,238	$103,785	$(4,859)	$4,742	$202,204

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Three Months Ended March 31
	2004	2003
Operating Activities
Net income	$11,003	$9,352
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	87	663
Provision for depreciation	1,006	1,187
Deferred income tax expense	4,180	853
Realized investment securities gains	(1,012)	(353)
Increase in retained interests	(737)	(1,423)
Increase in value of bank owned life insurance	(581)	(157)
(Increase) decrease in accrued interest receivable	(504)	68
Increase in other assets	(1,073)	(1,671)
Decrease in other liabilities	(1,721)	(751)

Net Cash Provided by Operating Activities	10,648	7,768

Investing Activities
Proceeds from sales of securities available for sale	267,533	130,025
Proceeds from maturities and calls of securities available for sale	33,286	57,250
Purchases of available-for-sale securities	(304,514)	(233,017)
Proceeds from maturities and calls of held-to-maturity securities	—	3,144
Net decrease in loans	1,396	17,645
Redemption of retained interests	(10,089)	—
Purchases of premises and equipment	(332)	(121)

Net Cash Used in Investing Activities	(12,720)	(25,074)

Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(8,316)	11,772
Net increase in interest-bearing deposits	24,566	12,995
Net decrease in short-term borrowings	(56,147)	(62,607)
Proceeds from long term debt	35,000	—
Purchases of treasury stock	—	(3,258)
Exercise of stock options	818	775
Cash dividends paid	(3,329)	(2,502)

Net Cash Used in Financing Activities	(7,408)	(42,825)

Decrease in Cash and Cash Equivalents	(9,480)	(60,131)
Cash and cash equivalents at beginning of period	63,338	129,318

Cash and Cash Equivalents at End of Period	$53,858	$69,187

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2004. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2003 has been extracted from audited financial statements included in the Company’s 2003 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of the Company.

NOTE B –RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retained a financial interest in each of the securitizations. Principal amounts owed to investors are evidenced by securities (“Notes”). The Notes are subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or at the option of the Note insurer, on or after the date on which the related Note balance has declined to 5% or less of the original Note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. During the first quarter of 2004, the Company exercised its early redemption option for its 1999-1 securitization, leaving only one of the original six securitizations still outstanding as of March 31, 2004. As a result, the carrying value of the Company’s retained interests declined from $34.32 million as of December 31, 2003 to $1.66 million at March 31, 2004. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans and previously securitized loans for the dates presented:

	Quarter Ended March 31,		Year Ended December 31, 2003
	2004	2003
	(in thousands)
Loans Underlying Retained Interests (a):
Total principal amount of loans outstanding	$5,382	$201,390	$59,822
Principal amount of loans between 30 and 89 days past due	283	4,870	2,664
Principal amount of loans between 90 and 119 days past due	85	5,036	2,648
Net credit losses during the period	—	2,238	5,116
Previously Securitized Loans:
Total principal amount of loans outstanding	$110,918	—	$70,087
Discount	(17,964)	—	(11,299)

Net book value	$92,954	—	$58,788

Principal amount of loans between 30 and 89 days past due	6,809	—	5,055
Principal amount of loans between 90 and 119 days past due	1,338	—	717
Net credit losses during the period	1,676	—	1,206

(a)	The outstanding balance of mortgage loans and the outstanding Note balances underlying the retained interests are not included in the Consolidated Balance Sheets of the Company.

In accordance with Practice Bulletin 6, Amortization of Discounts of Certain Acquired Loans, issued by the Accounting Standards Executive Committee, the Company is accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. If, upon evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon evaluation, the estimate of amounts probable of collection is reduced and it is less than the original carrying value less collections plus the discount accreted to date, accretion would cease and an allowance for uncollectibility would be provided for through the allowance and provision for loan losses.

As the Company redeems the outstanding Notes from its securitizations, no gain or loss is recognized in the Company’s financial statements and the remaining mortgage loans are recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of March 31, 2004, the Company reported a book value of previously securitized loans of $92.95 million whereas the actual outstanding balance of previously securitized loans at March 31, 2004, was $110.92 million. The difference (“the discount”) between the book value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are, first, recorded against this discount and, therefore, could impact the yield earned on these assets. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would need to be provided for through the Company’s provision and allowance for loan losses.

In April 2004, the Company issued a notice of intent to exercise its early redemption option on its 1998-1 securitization. Upon completing the redemption of the 1998-1 securitization during the second quarter of 2004, each of the Company’s original six securitizations will have been fully redeemed and the assets converted to amounts reported as previously securitized loans.

During the first quarter of 2004, the Company recognized $3.81 million of interest income, comprised of $3.23 million of cash received from borrowers and $0.58 million of discount accretion, from its previously securitized loans. The Company also accrued $0.74 million of interest income on its retained interests asset.

Note C – Short-term borrowings

The components of short-term borrowings are summarized below:

( in thousands)	March 31, 2004	December 31, 2003
Security repurchase agreements	$92,256	$88,403
Federal funds borrowed	20,000	80,000

Total short-term borrowings	$112,256	$168,403

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

NOTE D – LONG-TERM DEBT

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		March 31, 2004	Weighted Average Interest Rate	December 31, 2003	Weighted Average Interest Rate
FHLB Advances	2005		$75,000	2.09%	$75,000	2.09%
FHLB Advances	2006		60,000	2.62%	50,000	2.65%
FHLB Advances	2007		20,000	3.41%	20,000	3.41%
FHLB Advances	2008		40,000	3.78%	15,000	5.07%
Junior subordinated debentures owed to City Holding Capital Trust	2028	(a)	30,836	9.15%	30,836	9.15%

Total long-term debt			$225,836		$190,836

(a)	Junior Subordinated Debentures owed to City Holding Capital Trust are redeemable prior to maturity at the option of the Company (i) on or after April 1, 2008, in whole at any time or in part from time-to-time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

Note E – Employee Benefit Plans

Employees, directors and individuals who provide service to the Company (collectively “Plan Participants”) are eligible to participate in the Company’s 2003 Stock Incentive Plan (“the Plan”). Pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to Plan Participants. A maximum of 1,000,000 shares of the Company’s common stock may be issued upon the exercise of stock options and SARs and stock awards, but no more than 350,000 shares of common stock may be issued as stock awards. These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, or other similar event. Specific terms of options and SARs awarded, including vesting periods, exercise prices, and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardees. As of March 31, 2004, 92,500 stock options had been awarded pursuant to the terms of the Plan and no SARs or stock awards had been granted.

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

	2004	2003
Risk-free interest rate	3.04%	2.90%
Expected dividend yield	2.86%	2.86%
Volatility factor	0.404	0.430
Expected life of option	5 years	5 years

For purposes of pro forma disclosures, the weighted average estimated fair value ($10.30/share and $8.93/share, in 2004 and 2003, respectively) of options is amortized to expense over the options’ estimated vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the three months ended March 31, 2004 and 2003 were:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except earnings per share data)
Net income, as reported	$11,003	$9,352
Pro forma stock-based employee compensation expense, net of tax	(191)	(266)

Net income, pro forma	$10,812	$9,086

Basic earnings per share, as reported	$0.66	$0.56
Pro forma stock-based employee compensation expense, net of tax	(0.01)	(0.02)

Basic earnings per share, pro forma	$0.65	$0.54

Diluted earnings per share, as reported	$0.65	$0.55
Pro forma stock-based employee compensation expense, net of tax	(0.01)	(0.02)

Diluted earnings per share, pro forma	$0.64	$0.53

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	650,671	$13.19	732,412	$13.55
Granted	92,500	33.87	90,000	28.00
Exercised	(74,478)	11.00	(79,082)	9.79
Forfeited	—	—	(58,292)	42.18

Outstanding at March 31	668,693	$16.30	685,038	$13.44

Additional information regarding stock options outstanding and exercisable at March 31, 2004, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$5.75 - $8.63	167,735	$5.78	82	167,735	$5.78
$8.65 - $12.98	15,351	9.42	87	15,351	9.42
$13.30 - $19.95	303,107	13.63	80	303,107	13.63
$28.00 - $33.90	182,500	30.98	113	59,996	28.00

	668,693			546,189

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1.00% to 15.00% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6.00% of an employee’s contribution is matched 50.00% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.13 million and $0.12 million for the three months in the periods ended March 31, 2004 and 2003, respectively.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company did not incur net periodic benefit costs during the three months in the periods ended March 31, 2004 and 2003. During the first quarter of 2004, the Company made contributions to the Defined Benefit Plan approximating $0.26 million.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements with its customers to extend credit or provide a conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The table below presents a summary of the contractual obligations of the Company resulting from significant commitments:

( in thousands)	March 31, 2004	December 31, 2003
Commitments to extend credit:
Home equity lines	$130,322	$123,950
Credit card lines	48,273	45,576
Commercial real estate	40,576	32,947
Other commitments	20,426	23,363
Standby letters of credit	7,614	7,610
Commercial letters of credit	1,740	1,763

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

On December 28, 2001, the Company, its previous management team, and members of the Boards of Directors of both the Company and City National (the “defendants”) were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. On January 20, 2004, the Company announced that a tentative settlement had been reached in this litigation. Subsequently, the Circuit Court of Kanawha County, West Virginia approved the settlement and the Company received insurance proceeds approximating $5.45 million in April 2004. The Company is currently attempting to quantify final legal expenses associated with this litigation, but anticipates that second quarter 2004 earnings will be positively impacted by $0.18 to $0.20 per share, after taxes, as a result of this settlement.

NOTE G – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Numerator:
Net income	$11,003	$9,352

Denominator:
Denominator for basic earnings per share:
Average shares outstanding	16,681	16,638
Effect of dilutive securities:
Employee stock options	291	317

Denominator for diluted earnings per share	16,972	16,955

Basic earnings per share	$0.66	$0.56

Diluted earnings per share	$0.65	$0.55

Options to purchase 155,359 shares of common stock at exercise prices between of $28.00 and $42.75 per share were outstanding during the first quarter of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. As proposed, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Exposure Draft proposes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions and requires that the fair value of the award be recognized, generally as compensation expense, for all awards that vest. The FASB believes that the fair value of a stock option awarded to an employee generally must be estimated using an option-pricing model that takes into account a number of assumptions including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the price underlying the share, the expected dividends on the underlying share, and a risk-free interest rate for the expected term of the option. The Exposure Draft, if approved, would be effective for public companies in the first fiscal year beginning after December 15, 2004, with early adoption permitted. The Company continues to evaluate the requirements of this Exposure Draft but does not believe, based on facts and circumstances as of March 31, 2004, that the adoption of this Exposure Draft, if approved, will have a material effect on the Company’s financial condition or results of operations. As disclosed in Note B, had the Company used the fair value method of accounting for stock-based compensation during the first quarter of 2004, basic and diluted earnings per share would have been reduced by $0.01/share.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (“the SOP”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between the contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP requires that the excess of expected cash flows over contractual cash flows generally should be recognized prospectively through adjustment to the yield over the remaining life of the loans, similar to Practice Bulletin 6, which was discussed previously in Note B. However, the SOP amended certain provisions of Practice Bulletin 6 and requires that decreases in cash flows expected to be collected should be recognized as an impairment loss in the period the impairment is determined. Practice Bulletin 6 permitted the yield to decrease below the initial yield and to fall ultimately to zero, thereby spreading the effect of the change in estimate over the remaining life of the loans. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of Practice Bulletin 6, the impairment provisions of this SOP should be applied prospectively for fiscal years beginning after December 15, 2004. The Company continues to evaluate the requirements of SOP 03-3 but does not believe, based on facts and circumstances as of March 31, 2004, that the adoption of this SOP will have a material effect on the Company’s financial condition or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised statement retains disclosures required by the original Statement No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, the revised Statement No. 132 requires interim period disclosure of the components of net periodic benefit costs and contributions if significantly different from previously reported amounts. See Note E for the additional pension and other postretirement benefit disclosures as the Company adopted the provisions of Statement No. 132 as of December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. FIN 46 provides guidance on how to identify a variable-interest entity (“VIE”) and determine when the assets, liabilities, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the VIE in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for pre-existing VIEs in the first interim reporting period after December 15, 2003. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

The Company applied the provisions of FIN 46 as of December 31, 2003, which resulted in the deconsolidation of City Holding Capital Trust from the Company’s Consolidated Balance Sheets. City Holding Capital Trust is a subsidiary trust of the Company that was formed exclusively for the purpose of issuing mandatorily redeemable trust-preferred capital securities. Management has evaluated the applicability of FIN 46 on various investments and other business interests and has determined that the adoption of FIN 46 has no additional implications other than the deconsolidation of City Holding Capital Trust.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies of the Company conform with accounting principles generally accepted in the United States and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2003 Annual Report to Stockholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of the Company.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the accounting for its previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 23-25 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 26 and 27 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“notes”) in certain of the Company’s securitization transactions. The loans were recorded at their carrying values, which were comprised of the carrying value of the related retained interest asset underlying the securitization plus amounts remitted by the Company to the noteholders to redeem the notes. Because the carrying value of the retained interests incorporated assumptions with regard to expected prepayment and default rates on the loans and also considered the expected timing and amount of cash flows to be received by the Company, the carrying value of the retained interests and the carrying value of the loans is less than the actual outstanding balance of the loans. However, no gain or loss was recognized in the Company’s financial statements upon recording the loans into the Company’s loan portfolio and, as a result, the loans are recorded at a discount to their actual outstanding balances. In accordance with Practice Bulletin 6, Amortization of Discounts of Certain Acquired Loans, issued by the Accounting Standards Executive Committee, the Company is accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. If, upon evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon evaluation, the estimate of amounts probable of collection is reduced and it is less than the original carrying value less collections plus the discount accreted to date, accretion would cease and an allowance for uncollectibility would be provided for through the allowance and provision for loan losses.

FINANCIAL SUMMARY

The Company reported consolidated net income of $11.00 million, or $0.65 per diluted common share, for the three months ended March 31, 2004, compared to $9.35 million, or $0.55 per diluted common share for the first quarter of 2003. Return on average assets (“ROA”) was 1.99% and return on average equity (“ROE”) was 22.26% for the first quarter of 2004, compared to 1.89% and 22.13%, respectively, for the first three months of 2003.

The Company’s operating results for the first quarter of 2004 were positively affected by a $1.10 million, or 5.18%, increase in net interest income (see Net Interest Income) in 2004, as compared to 2003. Additionally, as further discussed under the caption Non-Interest Income and Expense, the Company experienced continued growth in non-interest income in 2004, as compared to 2003, as service charge revenues earned on depository relationships increased $1.30 million, or 21.38%, from $6.08 million in the first quarter of 2003 to $7.38 million in 2004. The Company also reported a $1.01 million gain on investment securities transactions during the first quarter of 2004, compared to $0.35 million in 2003.

NET INTEREST INCOME

On a tax equivalent basis, net interest income increased $1.05 million, or 4.86%, from $21.52 million in the first quarter of 2003 to $22.57 million in 2004. This increase was primarily due to a significant increase in the average balance of the Company’s investment portfolio in the first quarter of 2004, as compared to 2003. The average balance of the investment portfolio increased $176.77 million, or 32.89%, from $537.39 million in 2003 to $714.16 million in 2004. Largely as a result of this increase, income earned on the investment portfolio increased $1.87 million, or 30.63%, quarter-to-quarter. As discussed below, the increase in the average balance of the Company’s investment portfolio was primarily funded by an increase in short- and long-term borrowings from the Federal Home Loan Bank (“FHLB”).

Interest income earned on the Company’s retained interests and previously securitized loans also contributed to the increase in net interest income during the first quarter of 2004. Interest income earned on these combined assets increased $1.03 million, or 29.26%, from $3.52 million in the first quarter of 2003 to $4.55 million in 2004. This increase was primarily due to the Company’s redemption of five of its original six securitizations since March 31, 2003. During the first quarter of 2003, all six of the Company’s securitizations remained outstanding. By March 31, 2004, the Notes outstanding in five of the six securitizations had been fully redeemed by the Company. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and the majority of the cash flows, including interest paid by borrowers, is accreted to and received by the Company. Conversely, while the Notes were still outstanding, interest earned on the mortgage loans was first paid to Noteholders, with any residual cash flows passed-through to the Company. Because the Notes, on average, paid interest at a rate of approximately 7.00%, the redemption of the Notes has resulted in increased amounts of interest income earned and received by the Company.

The increase in income earned on the Company’s investment portfolio and its securitization-related assets were largely offset by declines in interest income earned on the Company’s loan portfolio. Excluding the impact of previously securitized loans, interest income earned on the loan portfolio declined $2.39 million, or 11.79%, from $20.30 million during the first quarter of 2003 to $17.91 million in 2004. As shown in Table Two, most of this decline is attributable to the historically low interest rate environment of the last several quarters. The impact of interest rates on the Company’s loan products accounted for $2.06 million of the total decline in interest income earned on the Company’s outstanding loan balances. Should interest rates remain at such levels in subsequent quarters, loan products will continue to re-price downward and the Company will likely continue to experience lower interest income derived from the loan portfolio.

Net interest income was favorably impacted by a $0.62 million, or 7.33%, decline in interest expense from $8.49 million in the first quarter of 2003 to $7.86 million in 2004. This decline was attributable to the Company’s fourth quarter 2003 redemption of $57.50 million of 9.125% trust preferred securities, which reduced interest expense in the first quarter of 2004 by approximately $1.32 million, as compared to the first quarter of 2003.

This decline was partially offset by an increase in short- and long-term borrowings from the FHLB. During the fourth quarter of 2003, the Company implemented an interest rate risk management strategy that resulted in utilizing FHLB borrowing capacity to partially fund increases in the Company’s investment portfolio. Although the additional FHLB borrowings resulted in higher interest expense than would have otherwise been incurred, the increased income earned on the resulting investment of those funds into the investment portfolio more than offset the additional interest expense. As a result, the Company experienced an overall increase in net interest income during the first quarter of 2004 having implemented this strategy.

As noted above and in previously filed Annual and Quarterly Reports, interest rates have been, and generally remain, at historically low levels. As a result, the financial services industry as a whole is generally experiencing compression in net interest margin. While the Company, in recent periods, has benefited from the yield earned on its securitization-related assets and its fourth quarter redemption of trust preferred securities, it has also experienced contraction within its net interest margin. Such contraction is due, primarily to two factors. First, the Company is extremely limited in its opportunities to further reduce the interest costs associated with its deposit products. Combined, interest-bearing deposit products paid interest at a combined rate of 1.70% during the first quarter of 2004. As a result, further reduction of the cost of deposit products is limited. Conversely, however, many of the Company’s loan products continue to re-price downward according to their terms and any new loan volume is achieved at these lower interest rates. The combined effect of these events is continued compression of the Company’s net interest margin. Should interest rates remain at these low levels, the Company expects to continue to experience further tightening of its net interest margin in future periods.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended March 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$441,123	$6,852	6.21%	$467,855	$8,326	7.12%
Home equity	286,267	3,176	4.44	220,614	2,581	4.68
Commercial real estate	348,871	4,867	5.58	272,846	4,423	6.48
Other commercial	74,594	962	5.16	92,801	1,429	6.16
Loans to depository institutions	3,297	9	1.09	18,892	78	1.65
Installment	31,092	877	11.28	58,962	1,679	11.39
Indirect	22,393	612	10.93	45,175	1,217	10.78
Credit card	18,414	554	12.03	18,903	569	12.04
Previously securitized loans	84,843	3,814	17.98	—	—	—

Total loans	1,310,894	21,723	6.63	1,196,048	20,302	6.79
Securities:
Taxable	674,187	7,224	4.29	489,836	5,213	4.26
Tax-exempt (2)	39,974	734	7.34	47,557	879	7.39

Total securities	714,161	7,958	4.46	537,393	6,092	4.53
Retained interest in securitized loans	12,724	740	23.26	81,293	3,523	17.33
Deposits in depository institutions	5,646	11	0.78	—	—	—
Federal funds sold	—	—	—	13,725	90	2.62

Total interest-earning assets	2,043,425	30,432	5.96	1,828,459	30,007	6.56
Cash and due from banks	44,710			66,148
Bank premises and equipment	35,004			37,417
Other assets	105,052			78,887
Less: allowance for loan losses	(21,222)			(29,115)

Total assets	$2,206,969			$1,981,796

Liabilities
Interest-bearing demand deposits	$397,454	$604	0.61%	$376,488	$520	0.55%
Savings deposits	279,392	363	0.52	288,269	451	0.63
Time deposits	661,731	4,725	2.86	620,440	4,796	3.09
Short-term borrowings	117,214	166	0.57	107,664	434	1.61
Long-term debt	221,221	2,005	3.63	112,500	2,284	8.12

Total interest-bearing liabilities	1,677,012	7,863	1.88	1,505,361	8,485	2.25
Noninterest-bearing demand deposits	307,608			277,766
Other liabilities	24,658			29,630
Stockholders’ equity	197,691			169,039

Total liabilities and stockholders’ equity	$2,206,969			$1,981,796

Net interest income		$22,569			$21,522

Net yield on earning assets			4.42%			4.71%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended March 31, 2004 vs. 2003 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(457)	$(1,018)	$(1,475)
Home equity	734	(139)	595
Commercial real estate	1,118	(674)	444
Other commercial	(255)	(212)	(467)
Loans to depository institutions	(49)	(20)	(69)
Installment	(786)	(16)	(802)
Indirect	(622)	17	(605)
Credit card	(15)	—	(15)
Previously securitized loans	3,814	—	3,814

Total loans	3,482	(2,062)	1,420
Securities:
Taxable	1,975	36	2,011
Tax-exempt (1)	(139)	(6)	(145)

Total securities	1,836	30	1,866
Retained interest in securitized loans	(3,697)	915	(2,782)
Deposits in depository institutions	11	—	11
Federal funds sold	(89)	—	(89)

Total interest-earning assets	$1,543	$(1,117)	$426

Interest-bearing liabilities:
Demand deposits	$30	$54	$84
Savings deposits	(14)	(74)	(88)
Time deposits	308	(379)	(71)
Short-term borrowings	35	(303)	(268)
Long-term debt	1,430	(1,709)	(279)

Total interest-bearing liabilities	$1,789	$(2,411)	$(622)

Net Interest Income	$(246)	$1,294	$1,048

(1)	Fully federal taxable equivalent using a tax rate of 35%.

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

The allowance allocated to the commercial loan portfolio (see Table Five) decreased $0.81 million, or 6.01%, from $13.55 million at December 31, 2003 to $12.74 million at March 31, 2004. The Company has experienced favorable trends in historical loss rates over the previous eight quarters within the commercial loan portfolio. The Company utilizes historical loss rates as a component of the determination of its projected loss rate in assessing the adequacy of the allowance for loan losses. Due in large part to the recent decline in historical loss rates, the projected loss rate declined similarly, resulting in the overall decreased allocation of the allowance for loan losses to the commercial loan portfolio. Credit quality remained strong during the first quarter of 2004, as loans placed on non-accrual status increased slightly, from $1.03 million at December 31, 2003 to $1.08 million at March 31, 2004 and loans past due 30 days or greater increased from $0.30 million at December 31, 2003 to $0.55 million at March 31, 2004.

The allowance allocated to the residential real estate portfolio (see Table Five) increased $0.10 million, or 3.31%, from $2.87 million at December 31, 2003 to $2.97 million at March 31, 2004. This increase was primarily due to the continued growth of the Company’s home equity lending program, which experienced a 3.44% increase in outstanding balances during the first quarter of 2004. Within the residential real estate portfolio, loans on non-accrual status remained relatively unchanged ($0.84 million at December 31, 2003 and $0.90 million at March 31, 2004) and loans past due 90 days or greater declined 1.40% from $0.93 million at December 31, 2003 to $0.91 million at March 31, 2004.

The allowance allocated to the consumer loan portfolio (see Table Five) declined $0.37 million, or 10.26%, from $3.56 million at December 31, 2003 to $3.19 million at March 31, 2004. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, has continued to decline significantly as the Company has intentionally reduced its lending efforts in loan products not secured by real estate. Continuing the trend of recent quarters, consumer loan balances declined $10.86 million, or 14.04%, from $77.34 million at December 31, 2003 to $66.48 million at March 31, 2004. Primarily as a result of the decline in outstanding loan balances, the Company has reduced the amount of the allowance for loan losses allocated to the consumer loan portfolio.

The allowance allocated to overdraft deposit accounts (see Table Five) declined $0.05 million, or 3.68%, from $1.44 million at December 31, 2003 to $1.39 million at March 31, 2004. Similarly, the balance of overdraft deposit accounts, included in installment loans in the Consolidated Balance Sheets, declined from $1.94 million at December 31, 2003 to $1.70 million at March 31, 2004.

As noted previously, as the Company has been able to redeem certain of its retained interests in loan securitizations, it has added “previously securitized loans” to its loan portfolio. As discussed, the carrying value of the previously securitized loans incorporates an assumption for expected losses to be incurred over the life of these loans and, as a result, expected credit losses have already been provided for within the carrying value of these assets. Therefore, credit losses on previously securitized loans will first be applied against the carrying value of these loans and could adversely impact the yield earned on these loans. To the extent that credit losses exceed those amounts already provided for within the carrying value of these loans, the Company would then need to provide for such losses through the provision and allowance for loan losses. As of March 31, 2004, the Company believes that the credit losses provided for through the carrying value of previously securitized loans is adequate to provide for probable losses and an allocation of the allowance for loan losses to this segment of the portfolio is not required.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2004, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Amounts to be recorded for the provision for loan losses in future periods will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries on previously charged-off loans.

TABLE THREE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three months ended March 31,		Year ended December 31, 2003
	2004	2003
	(in thousands)
Allowance for Loan Losses
Balance at beginning of period	$21,426	$28,504	$28,504
Charge-offs:
Residential real estate	(217)	(457)	(1,515)
Home equity	(133)	(137)	(363)
Commercial real estate	(342)	(195)	(619)
Other commercial	(159)	(337)	(570)
Installment	(588)	(1,007)	(3,076)
Overdraft deposit accounts	(787)	—	(1,680)

Total charge-offs	(2,226)	(2,133)	(7,823)

Recoveries:
Residential real estate	104	1,178	1,749
Home equity	5	—	62
Commercial real estate	311	528	1,673
Other commercial	55	401	1,571
Installment	260	432	1,300
Overdraft deposit accounts	354	—	590

Total recoveries	1,089	2,539	6,945

Net (charge-offs) recoveries	(1,137)	406	(878)
(Recovery of) provision for loan losses	—	—	(6,200)

Balance at end of period	$20,289	$28,910	$21,426

As a Percent of Average Total Loans:
Net (charge-offs) recoveries (annualized)	(0.35)%	0.14%	(0.07)%
Provision for loan losses (annualized)	—	—	(0.51)

As a Percent of Non-Performing Loans:
Allowance for loan losses	432.14%	1,056.65%	528.78%

TABLE FOUR

NON-PERFORMING ASSETS

	As of March 31,		As of December 31,
	2004	2003	2003
Summary of Non-performing Assets

Non-accrual loans	$2,268	$2,148	$2,140
Accruing loans past due 90 days or more	1,039	588	1,195
Previously securitized loans past due 90 days or more	1,388	—	717

Total non-performing loans	4,695	2,736	4,052
Other real estate owned	296	387	312

Total non-performing assets	$4,991	$3,123	$4,364

TABLE FIVE

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of March 31,		As of December 31, 2003
(in thousands)	2004	2003
Commercial, financial and agricultural	$12,740	$18,592	$13,554
Real estate – mortgage	2,969	5,153	2,874
Installment loans to individuals	3,193	5,165	3,558
Overdraft deposit accounts	1,387	—	1,440

Allowance for Loan Losses	$20,289	$28,910	$21,426

RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Overview: Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retained a financial interest in the securitizations comprised of (1) the excess interest collected on the underlying collateral loans over the interest paid to third-party investors and administrative fees and (2) overcollateralization, or the excess principal balance of the underlying collateral loans over the principal balances payable to the third-party investors. As of March 31, 2004 and December 31, 2003, $5.38 million and $59.82 million, respectively, of securitized loans remained outstanding and principal balances payable to investors approximated $2.46 million and $13.49 million, respectively. Neither the outstanding balance of the collateral loans nor the outstanding principal owed to investors is included in the Company’s Consolidated Balance Sheets. Principal amounts owed to investors in the securitizations were evidenced by securities (“Notes”). The Notes were subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests, or at the option of the Note insurer, on or after the date on which the related Note balance has declined to 5% or less of the original Note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio.

Retained Interests: During the first quarter of 2004, the Company completed the redemption of its 1999-1 securitization, which resulted in the reclassification of $33.40 million from the retained interest asset to amounts reported in the Consolidated Balance Sheets as previously securitized loans. In April 2004, the Company issued a notice of intent to exercise the early redemption option on its 1998-1 securitization. Upon completing the redemption of the 1998-1 securitization during the second quarter of 2004, each of the Company’s original six securitizations will have been fully redeemed and the assets converted to amounts reported as previously securitized loans.

Previously Securitized Loans: As the Company redeems the outstanding Notes, no gain or loss is recognized in the Company’s financial statements and the remaining mortgage loans are recorded in the Company’s loan portfolio, classified as “previously securitized loans,” at carrying value. Because the carrying value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the carrying value of the loans is generally less than the actual outstanding balance of the loans. As of March 31, 2004, the Company reported a carrying value of previously securitized loans of $92.95 million, while the actual outstanding balance of these loans was $110.92 million. The previously securitized loans are accounted for in accordance with Practice Bulletin 6, Amortization of Discounts of Certain Acquired Loans. The difference (“the discount”) between the carrying value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are first recorded against this discount and, therefore, could impact the yield earned on these loans. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would then be provided for through the Company’s provision and allowance for loan losses.

As a result of higher-than-expected defaults experienced during the first quarter of 2004, the Company will likely increase its default assumption effective April 1, 2004. Primarily as a result of this change, the Company expects the yield earned on previously securitized loans to decline from 17.98% in the first quarter of 2004 to a range of 15-16% during the second quarter of 2004.

During the first quarter of 2004, the Company recognized $3.81 million of interest income on its previously securitized loans and received cash of $13.14 million, comprised of principal ($9.91 million) and interest ($3.23 million) payments received from the borrowers.

Summary: The following table summarizes the activity within the reported balance of retained interests and previously securitized loans during 2004 and illustrates the impact on these balances of converting the retained interest asset to loans:

( in thousands)	Retained Interests	Previously Securitized Loans
Balance at December 31, 2003	$34,320	$58,788
Increase in value resulting from interest accrual	737	—
Reclassification due to redemption of outstanding Notes	(33,401)	33,401
Cash remitted to Noteholders in redemption of outstanding Notes	—	10,089
Principal payments on mortgage loans received from borrowers	—	(9,908)
Discount accretion	—	584

Balance at March 31, 2004	$1,656	$92,954

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:
December 31, 2004	$76 million
December 31, 2005	56 million
December 31, 2006	42 million
December 31, 2007	31 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-Interest Income: Total non-interest income increased $2.04 million, or 22.70%, from $8.99 million for the first quarter of 2003 to $11.03 million in 2004. This increase was primarily due to a $1.30 million, or 21.38%, increase in service charge revenues earned on depository relationships. This increase was the result of the Company’s continued focus on growing its retail banking franchise through customer growth and the addition of new products and services to the Company’s depository customers. Additionally, the Company reported gains from investment security transactions of $1.01 million during the first quarter of 2004, which represents an increase of $0.65 million, or 187%, from the $0.35 million gain reported for the first quarter of 2003.

Non-Interest Expense: Non-interest expense increased $0.53 million, or 3.32%, from $16.01 million for the first quarter of 2003 to $16.54 million in 2004. Costs associated with salaries and employee benefits increased $0.39 million, or 5.03%, primarily as a result of higher health care costs. Additionally, during the first quarter of 2004, the Company reported $0.06 million of expenses associated with maintaining and disposing repossessed assets, as compared to net revenues of $0.19 million during the first quarter of 2003. Although expenses incurred associated with professional fees remained relatively unchanged, the Company incurred $0.33 million of legal expense during the first quarter of 2004 associated with resolution of the Company’s derivative lawsuit, which was filed in December 2001 against certain directors and former directors and executive officers of the Company and City National.

MARKET RISK MANAGEMENT

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored. As previously discussed under the caption Net Interest Income, the Company believes that it will continue to experience compression of its net interest margin over the next several months should interest rates remain at their current, historically low levels. However, the Company believes that it has positioned its balance sheet to benefit from rising interest rates, should rates begin to rise.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal sources of cash are dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. From January 1, 2002 through March 31, 2003, City National received regulatory approval to pay $119.50 million of cash dividends to the Parent Company, while generating net profits of $99.29 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2004. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

The Parent Company used cash obtained from the dividends received primarily to: (1) fully redeem the $57.50 million 9.125% trust-preferred securities issued by City Holding Capital Trust II, (2) pay common dividends to shareholders, (3) remit interest payments on the Company’s trust-preferred securities, and (4) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.75 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $14.72 million, to common shareholders. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.01 million of additional cash over the next 12 months. As of March 31, 2004, the Parent Company reported a cash balance of $14.58 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, if approved, is adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2004 other than the repayment of its $30.84 million obligation under the debentures held by City Holding Capital Trust. However, this obligation does not mature until April 2028, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2004, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2004, City National has the capacity to borrow an additional $293.91 million from the FHLB, $45.00 million from correspondent institutions, and $9.98 million from the Federal Reserve under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (91.75% or $655.68 million at March 31, 2004) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 59.17% as of March 31, 2004 and deposit balances fund 74.47% of total assets. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 44.50% of the Company’s total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $714.67 million at March 31, 2004, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $364.46 million.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $10.65 million of cash from operating activities during the first quarter of 2004, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. Although the Company used $12.72 million of cash in investing activities during the first quarter of 2004, $10.09 million of this cash was used to complete the early redemption of the Company’s 1999-1 securitization. Since its redemption, the Company had received 37.07%, or $3.74 million, of the redemption amount back in the form of principal and interest received from borrowers. In total, the previously securitized loans generated $13.14 million of cash for the Company during the first quarter of 2004. The Company used $7.41 million of cash in financing activities during the first quarter of 2004, $3.33 million of which was used to pay cash dividends to the Company’s common stockholders. Although the Company increased its long-term debt by $35.00 million during the quarter, total short- and long-term debt decreased by $21.15 million during the period.

CAPITAL RESOURCES

During the first quarter of 2004, Shareholders’ Equity increased $11.51 million, or 6.04%, from $190.69 million at December 31, 2003 to $202.20 million at March 31, 2004. Net of the common dividend declared during the first quarter of 2004, Shareholders’ Equity increased $7.33 million as a result of the Company’s reported first quarter earnings. The additional increase to Shareholders’ Equity was due to the favorable impact of increases in the estimated fair value of the Company’s available-for-sale investment securities.

As previously disclosed, the Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management. Since the repurchase plan was adopted, the Company has purchased 420,700 shares of its common stock. There were no such transactions during the first quarter of 2004 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.

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

The table below sets forth the Company’s and City National’s risk-adjusted capital ratios as of March 31, 2004 and December 31, 2003, along with the “minimum” and “well-capitalized” requirements established by regulatory agencies.

			Actual
	Minimum	Well- Capitalized	March 31 2004	December 31 2003
City Holding:
Total	8.00%	10.00%	15.89%	13.17%
Tier I Risk-based	4.00	6.00	14.63	11.93
Tier I Leverage	4.00	5.00	10.01	10.04
City National:
Total	8.00%	10.00%	14.95%	11.95%
Tier I Risk-based	4.00	6.00	13.69	10.72
Tier I Leverage	4.00	5.00	9.39	9.19

In accordance with regulations established by the Federal Reserve Board, the Company has included $30.00 million of capital securities issued by City Holding Capital Trust in regulatory capital as of March 31, 2004. Recently enacted accounting guidelines required the deconsolidation of City Holding Capital Trust from the Company’s consolidated financial statements. In response to the new accounting guidelines, the Federal Reserve Board is currently evaluating whether deconsolidation of such trusts would affect the qualification of the capital securities as regulatory capital. Should the Federal Reserve Board determine that such trusts no longer qualify for inclusion as regulatory capital, the Company believes that such a determination would not materially affect the Company’s compliance with regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A derivative action was filed on December 31, 2001 in the Circuit Court for Kanawha County, West Virginia by a purported shareholder on behalf of the Company and City National seeking to recover, on behalf of the Company and City National, alleged damages caused by the purported breach of fiduciary duty, negligence, and breach of contract by certain directors and former directors and former executive officers of the Company and City National. In January 2004, the Company announced that a tentative settlement had been reached in this litigation. Subsequently, the Circuit Court of Kanawha County, West Virginia, approved the settlement and the Company received insurance proceeds approximating $5.45 million in April 2004.

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

Item 2.	Changes in Securities and Use of Proceeds	None.
Item 3.	Defaults Upon Senior Securities	None.
Item 4.	Submission of Matters to a Vote of Security Holders	None.
Item 5.	Other Information	None.
Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31	(a)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Gerald R. Francis

31	(b)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

32	(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes Oxley Act of 2002 for Gerald R. Francis

32	(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

(b) Reports on Form 8-K:

On January 21, 2004, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a news release issued on January 20, 2004, announcing the Company’s fourth quarter and full year earnings for 2003. The Company also announced that a tentative settlement had been reached it litigation brought on December 31, 2001 in a derivative action against certain current and former directors and former executive officers of City Holding Company and City National Bank seeking to recover alleged damages on behalf of City Holding Company and City National Bank.

On March 3, 2004, the Company filed a Current Report on Form 8-K, furnishing under Item 9 copies of a slide presentation delivered by Charles R. Hageboeck, Chief Financial Officer, to investment bankers on March 2 and March 3, 2004.

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

Date: May 7, 2004