Form 10-Q
period 2004-06-30
CITY HOLDING CO
filed 2004-08-09
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Common stock, $2.50 Par Value – 16,600,030 shares as of August 6, 2004.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans causing the yields on these assets to decline; (4) the Company could have adverse legal actions of a material nature; (5) the Company may face competitive loss of customers; (6) the Company may be unable to manage its expense levels; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; and (11) the other factors described by the Company in its reports filed with the Securities and Exchange Commission. Forward-looking statements made herein reflect management’s reasonable expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	June 30 2004	December 31 2003
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$47,801	$58,216
Interest-bearing deposits in depository institutions	3,890	5,122

Cash and Cash Equivalents	51,691	63,338

Securities available for sale, at fair value	615,095	645,663
Securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2004 and December 31, 2003 - $65,512 and $63,667)	62,851	59,298

Total Securities	677,946	704,961

Loans:
Residential real estate	459,759	446,134
Home equity	301,231	282,481
Commercial real estate	374,292	351,284
Other commercial	73,139	76,167
Installment	24,722	33,651
Indirect	16,140	24,707
Credit card	17,961	18,979
Previously securitized loans	83,385	58,788

Gross loans	1,350,629	1,292,191
Allowance for loan losses	(19,833)	(21,426)

Net Loans	1,330,796	1,270,765

Retained interests	—	34,320
Bank owned life insurance	50,386	49,214
Premises and equipment	34,331	35,338
Accrued interest receivable	9,286	10,216
Net deferred tax asset	29,488	29,339
Other assets	17,408	16,939

Total Assets	$2,201,332	$2,214,430

Liabilities
Deposits:
Noninterest-bearing	$310,093	$309,706
Interest-bearing:
Demand deposits	405,690	393,443
Savings deposits	280,496	278,117
Time deposits	661,940	655,496

Total Deposits	1,658,219	1,636,762

Short-term borrowings	125,351	168,403
Long-term debt	193,836	190,836
Other liabilities	26,357	27,739

Total Liabilities	2,003,763	2,023,740

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued at June 30, 2004 and December 31, 2003, including 299,378 and 274,881 shares in treasury	42,298	42,298
Capital surplus	56,117	57,364
Retained earnings	113,426	96,460
Cost of common stock in treasury	(7,818)	(6,803)
Accumulated other comprehensive income:
Unrealized (loss) gain on securities available-for-sale	(4,063)	3,762
Underfunded pension liability	(2,391)	(2,391)

Total Accumulated Other Comprehensive (Loss) Income	(6,454)	1,371

Total Shareholders’ Equity	197,569	190,690

Total Liabilities and Shareholders’ Equity	$2,201,332	$2,214,430

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Six Months Ended June 30
	2004	2003
Interest Income
Interest and fees on loans	$43,107	$39,879
Interest on investment securities:
Taxable	14,598	10,876
Tax-exempt	934	1,130
Interest on retained interests	807	7,365
Interest on deposits in depository institutions	22	58
Interest on federal funds sold	—	60

Total Interest Income	59,468	59,368
Interest Expense
Interest on deposits	11,407	11,365
Interest on short-term borrowings	361	566
Interest on long-term debt	3,955	4,545

Total Interest Expense	15,723	16,476

Net Interest Income	43,745	42,892
Provision for (recovery of) loan losses	—	(3,300)

Net Interest Income After Provision for (Recovery of) Loan Losses	43,745	46,192

Non-Interest Income
Investment securities gains	1,136	375
Service charges	15,491	13,375
Insurance commissions	1,378	1,353
Trust fee income	1,114	703
Bank owned life insurance	1,172	313
Mortgage banking income	140	348
Net proceeds from litigation settlement	5,453	—
Other income	1,811	2,190

Total Non-Interest Income	27,695	18,657

Non-Interest Expense
Salaries and employee benefits	16,517	15,367
Occupancy and equipment	2,953	3,034
Depreciation	1,980	2,300
Professional fees and litigation expense	2,025	1,818
Postage, delivery, and statement mailings	1,283	1,524
Advertising	1,307	1,207
Telecommunications	929	923
Insurance and regulatory	651	651
Office supplies	585	840
Repossessed asset losses and expenses	(51)	(738)
Loss on early extinguishment of debt	263	142
Other expenses	5,362	4,917

Total Non-Interest Expense	33,804	31,985

Income Before Income Taxes	37,636	32,864
Income tax expense	13,335	11,375

Net Income	$24,301	$21,489

Basic earnings per common share	$1.46	$1.29

Diluted earnings per common share	$1.43	$1.27

Dividends declared per common share	$0.44	$0.40

Average common shares outstanding:
Basic	16,687	16,630

Diluted	16,954	16,936

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended June 30
	2004	2003
Interest Income
Interest and fees on loans	$21,384	$19,577
Interest on investment securities:
Taxable	7,374	5,663
Tax-exempt	457	559
Interest on retained interests	67	3,842
Interest on deposits in depository institutions	11	28

Total Interest Income	29,293	29,669

Interest Expense
Interest on deposits	5,715	5,598
Interest on short-term borrowings	195	132
Interest on long-term debt	1,950	2,261

Total Interest Expense	7,860	7,991

Net Interest Income	21,433	21,678
Provision for (recovery of) loan losses	—	(3,300)

Net Interest Income After Provision for (Recovery of) Loan Losses	21,433	24,978

Non-Interest Income
Investment securities gains	124	22
Service charges	8,110	7,294
Insurance commissions	718	591
Trust fee income	627	355
Bank owned life insurance	591	156
Mortgage banking income	71	180
Net proceeds from litigation settlement	5,453	—
Other income	976	1,074

Total Non-Interest Income	16,670	9,672

Non-Interest Expense
Salaries and employee benefits	8,390	7,629
Occupancy and equipment	1,459	1,489
Depreciation	974	1,113
Professional fees and litigation expense	1,181	981
Postage, delivery, and statement mailings	598	744
Advertising	651	557
Telecommunications	463	518
Insurance and regulatory	320	326
Office supplies	273	405
Repossessed asset losses and expenses	(108)	(547)
Loss on early extinguishment of debt	263	142
Other expenses	2,802	2,621

Total Non-Interest Expense	17,266	15,978

Income Before Income Taxes	20,837	18,672
Income tax expense	7,539	6,535

Net Income	$13,298	$12,137

Basic earnings per common share	$0.80	$0.73

Diluted earnings per common share	$0.79	$0.72

Dividends declared per common share	$0.22	$0.20

Average common shares outstanding:
Basic	16,694	16,622

Diluted	16,935	16,918

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2002	$42,298	$59,029	$66,076	$(6,426)	$4,416	$165,393
Comprehensive income:
Net income			21,489			21,489
Other comprehensive income, net of deferred income taxes of $479:
Net unrealized gain on available-for-sale securities of $776, net of reclassification adjustment for gains included in net income of $58					718	718

Total comprehensive income						22,207
Cash dividends declared ($0.40/share)			(6,652)			(6,652)
Exercise of 86,482 stock options		(1,479)		2,360		881
Purchase of 118,300 shares for treasury				(3,258)		(3,258)

Balances at June 30, 2003	$42,298	$57,550	$80,913	$(7,324)	$5,134	$178,571

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2003	$42,298	$57,364	$96,460	$(6,803)	$1,371	$190,690
Comprehensive income:
Net income			24,301			24,301
Other comprehensive income, net of deferred income taxes of $5,217:
Net unrealized loss on available-for-sale securities of $7,143, net of reclassification adjustment for gains included in net income of $682					(7,825)	(7,825)

Total comprehensive income						16,476
Cash dividends declared ($0.44 per share)			(7,335)			(7,335)
Exercise of 84,803 stock options		(1,247)		2,214		967
Purchase of 109,300 shares for treasury				(3,229)		(3,229)

Balances at June 30, 2004	$42,298	$56,117	$113,426	$(7,818)	$(6,454)	$197,569

For the three-month period ended June 30, 2003, the Company reported total comprehensive income of $13.91 million.

For the three-month period ended June 30, 2004, the Company reported total comprehensive income of $2.10 million.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Six Months Ended June 30
	2004	2003
Operating Activities
Net income	$24,301	$21,489
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	514	1,586
Provision for depreciation	1,980	2,300
(Recovery of) provision for loan losses	—	(3,300)
Deferred income tax expense	5,068	3,857
Realized investment securities gains	(1,136)	(375)
Increase in retained interests	(802)	(2,878)
Increase in value of bank owned life insurance	(1,172)	(313)
Decrease in accrued interest receivable	930	216
Increase in other assets	(421)	(745)
Decrease in other liabilities	(1,710)	(5,981)

Net Cash Provided by Operating Activities	27,552	15,856

Investing Activities
Proceeds from sales of securities available for sale	493,358	293,083
Proceeds from maturities and calls of securities available for sale	88,999	100,608
Purchases of available-for-sale securities	(563,000)	(431,547)
Proceeds from maturities and calls of held-to-maturity securities	—	5,291
Purchases of held-to-maturity securities	(5,701)	(1,072)
Net (increase) decrease in loans	(11,458)	12,659
Redemption of retained interests	(12,560)	(1,450)
Purchases of premises and equipment	(973)	(200)

Net Cash Used in Investing Activities	(11,335)	(22,628)

Financing Activities
Net increase in noninterest-bearing deposits	387	19,943
Net increase in interest-bearing deposits	21,070	13,379
Net decrease in short-term borrowings	(73,052)	(68,064)
Proceeds from long-term debt	35,000	—
Repayment of long-term debt	(2,000)	(10,000)
Purchases of treasury stock	(3,229)	(3,258)
Exercise of stock options	967	881
Cash dividends paid	(7,007)	(5,826)

Net Cash Used in Financing Activities	(27,864)	(52,945)

Decrease in Cash and Cash Equivalents	(11,647)	(59,717)
Cash and cash equivalents at beginning of period	63,338	129,318

Cash and Cash Equivalents at End of Period	$51,691	$69,601

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2004. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

NOTE B –RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retained a financial interest in each of the securitizations. Principal amounts owed to investors are evidenced by securities (“Notes”). The Notes were subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or at the option of the Note insurer, on or after the date on which the related Note balance has declined to 5% or less of the original Note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. During the first six months of 2004, the Company exercised its early redemption option for its 1998-1 and 1999-1 securitizations. As of June 30, 2004, each of the Company’s original six securitizations have been fully redeemed, with the retained interest assets converted to amounts reported as Previously Securitized Loans in the Consolidated Balance Sheets. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans and previously securitized loans for the dates presented:

	Six Month Period Ended June 30,		Year Ended December 31, 2003
	2004	2003
	(in thousands)
Loans Underlying Retained Interests (a):
Total principal amount of loans outstanding	$—	$167,376	$59,822
Principal amount of loans between 30 and 89 days past due	—	4,933	2,664
Principal amount of loans between 90 and 119 days past due	—	4,731	2,648
Net credit losses during the period	—	3,988	5,116

Previously Securitized Loans:
Total principal amount of loans outstanding	$101,235	$5,911	$70,087
Discount	(17,850)	(979)	(11,299)

Net book value	$83,385	$4,933	$58,788

Principal amount of loans between 30 and 89 days past due	6,809	385	5,055
Principal amount of loans between 90 and 119 days past due	1,338	73	717
Net credit losses during the period	2,264	—	1,206

(a)	The outstanding balance of mortgage loans and the outstanding Note balances underlying the retained interests are not included in the Consolidated Balance Sheets of the Company.

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

As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at the lower of carrying value or fair value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of June 30, 2004, the Company reported a book value of previously securitized loans of $83.39 million whereas the actual outstanding balance of previously securitized loans at June 30, 2004, was $101.24 million. The difference (“the discount”) between the book value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are, first, recorded against this discount and, therefore, could impact the yield earned on these assets. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would need to be provided for through the Company’s provision and allowance for loan losses.

During the first six months of 2004, the Company recognized $7.59 million of interest income, comprised of $6.70 million of cash received from borrowers and $0.89 million of discount accretion, from its previously securitized loans. The Company also accrued $0.81 million of interest income on its retained interests asset during the first six months of 2004.

NOTE C – SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized below:

( in thousands)	June 30, 2004	December 31, 2003
Security repurchase agreements	$70,351	$88,403
Federal funds borrowed	5,000	60,000
FHLB Advances	50,000	20,000

Total short-term borrowings	$125,351	$168,403

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements. Amounts reported as “Federal funds borrowed” generally mature within 30 days of the reporting date. Amounts reported as “FHLB Advances” represent borrowings from the Federal Home Loan Bank that mature within twelve months of the reporting date.

NOTE D – LONG-TERM DEBT

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		June 30, 2004	Weighted Average Interest Rate	December 31, 2003	Weighted Average Interest Rate
FHLB Advances	2005		$45,000	2.24%	$75,000	2.09%
FHLB Advances	2006		65,000	2.60%	50,000	2.65%
FHLB Advances	2007		20,000	3.41%	20,000	3.41%
FHLB Advances	2008		35,000	3.98%	15,000	5.07%
Junior subordinated debentures owed to City Holding Capital Trust	2028	(a)	28,836	9.15%	30,836	9.15%

Total long-term debt			$193,836		$190,836

(a)	Junior Subordinated Debentures owed to City Holding Capital Trust are redeemable prior to maturity at the option of the Company (i) on or after April 1, 2008, in whole at any time or in part from time-to-time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

During the second quarter of 2004, the Company remitted a $2.00 million principal payment to City Holding Capital Trust as partial repayment of the junior subordinated debentures. In turn, City Holding Capital Trust repurchased $2.00 million of its trust preferred securities in an open market transaction. As a result of these transactions, the Company incurred expense of approximately $0.26 million during the second quarter of 2004 for costs associated with the early extinguishment of debt.

NOTE E – EMPLOYEE BENEFIT PLANS

Employees, directors and individuals who provide service to the Company (collectively “Plan Participants”) are eligible to participate in the Company’s 2003 Stock Incentive Plan (“the Plan”). Pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to Plan Participants. A maximum of 1,000,000 shares of the Company’s common stock may be issued upon the exercise of stock options and SARs and stock awards, but no more than 350,000 shares of common stock may be issued as stock awards. These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, or other similar event. Specific terms of options and SARs awarded, including vesting periods, exercise prices, and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardees. As of June 30, 2004, 107,500 stock options had been awarded pursuant to the terms of the Plan and no SARs or stock awards had been granted.

The Company follows the intrinsic value method in accounting for its employee stock options. Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income and earnings per share, shown below, has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	3.16%	2.90%
Expected dividend yield	2.86%	2.86%
Volatility factor	0.405	0.430
Expected life of option	5 years	5 years

For purposes of pro forma disclosures, the weighted average estimated fair value ($10.24/share and $8.93/share, in 2004 and 2003, respectively) of options is amortized to expense over the options’ estimated vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except earnings per share data)
Net income, as reported	$24,301	$21,489	$13,298	$12,137
Pro forma stock-based employee compensation expense, net of tax	(371)	(582)	(179)	(315)

Net income, pro forma	$23,930	$20,907	$13,119	$11,822

Basic earnings per share, as reported	$1.46	$1.29	$0.80	$0.73
Pro forma stock-based employee compensation expense, net of tax	(0.02)	(0.03)	(0.01)	(0.02)

Basic earnings per share, pro forma	$1.44	$1.26	$0.79	$0.71

Diluted earnings per share, as reported	$1.43	$1.27	$0.79	$0.72
Pro forma stock-based employee compensation expense, net of tax	(0.02)	(0.03)	(0.01)	(0.02)

Diluted earnings per share, pro forma	$1.41	$1.24	$0.78	$0.70

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	650,671	$13.19	732,412	$13.55
Granted	107,500	33.62	90,000	28.00
Exercised	(84,803)	11.42	(86,482)	10.18
Forfeited	(500)	15.25	(58,292)	42.09

Outstanding at June 30	672,868	$16.68	677,438	$13.43

Additional information regarding stock options outstanding and exercisable at June 30, 2004, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$5.75 - $8.63	167,735	$5.78	79	167,735	$5.78
$8.65 - $12.98	15,351	9.42	84	15,351	9.42
$13.30 - $19.95	292,282	13.60	78	292,282	13.60
$28.00 - $33.90	197,500	31.06	111	59,996	28.00

	672,868			535,364

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1.00% to 15.00% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6.00% of an employee’s contribution is matched 50.00% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.25 million and $0.24 million for the six month periods ended June 30, 2004 and 2003, respectively, and $0.12 million for each of the three month periods ended June 30, 2004 and 2003.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company did not incur net periodic benefit costs during the six months ended June 30, 2004 and recognized $0.77 million of net periodic benefit income during the six months ended June 30, 2003. During the first six months of 2004, the Company made contributions to the Defined Benefit Plan approximating $0.26 million.

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

( in thousands)	June 30, 2004	December 31, 2003
Commitments to extend credit:
Home equity lines	$133,658	$123,950
Credit card lines	46,983	45,576
Commercial real estate	44,036	32,947
Other commitments	24,359	23,363
Standby letters of credit	6,613	7,610
Commercial letters of credit	1,840	1,763

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G – NON-INTEREST INCOME AND NON-INTEREST EXPENSE

On December 28, 2001, the Company, its previous management team, and members of the Boards of Directors of both the Company and City National Bank of West Virginia (“City National”) were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. During the first quarter of 2004, the Company announced that a tentative settlement had been reached in this litigation. During the second quarter of 2004, the Circuit Court of Kanawha County, West Virginia approved the settlement and the Company received insurance proceeds approximating $5.45 million.

During the first six months of 2004, the Company also recorded $0.92 million of legal expenses associated with the derivative action discussed above. Certain legal fees and related costs of approximately $1.20 million believed to be reimbursable by the Company’s insurer remain in dispute as of June 30, 2004. Resolution of this dispute could result in the reimbursement of such costs, or a portion thereof, in future periods.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income	$24,301	$21,489	$13,298	$12,137

Denominator:
Denominator for basic earnings per share:
Average shares outstanding	16,687	16,630	16,694	16,622

Effect of dilutive securities:
Employee stock options	267	306	241	296

Denominator for diluted earnings per share	16,954	16,936	16,935	16,918

Basic earnings per share	$1.46	$1.29	$0.80	$0.73

Diluted earnings per share	$1.43	$1.27	$0.79	$0.72

Options to purchase 107,500 shares of common stock at exercise prices between $31.38 and $33.90 were outstanding during the second quarter of 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect of including those incremental shares would be antidilutive. Options to purchase 8,267 shares of common stock at an exercise prices of $42.75 per share were outstanding during the second quarter of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of including those incremental shares would be antidilutive.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. As proposed, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Exposure Draft proposes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions and requires that the fair value of the award be recognized, generally as compensation expense, for all awards that vest over the vesting period. The FASB believes that the fair value of a stock option awarded to an employee generally must be estimated using an option-pricing model that takes into account a number of assumptions including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the price underlying the share, the expected dividends on the underlying share, and a risk-free interest rate for the expected term of the option. The Exposure Draft, if approved, would be effective for public companies in the first fiscal year beginning after December 15, 2004, with early adoption permitted. The Company continues to evaluate the requirements of this Exposure Draft but does not believe, based on facts and circumstances as of June 30, 2004, that the adoption of this Exposure Draft, if approved, will have a material effect on the Company’s financial condition or results of operations. As disclosed in Note E, had the Company used the fair value method of accounting for stock-based compensation during the first six months of 2004, basic and diluted earnings per share would have been reduced by $0.02/share.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (“the SOP”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between the contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP requires that the excess of expected cash flows over contractual cash flows generally should be recognized prospectively through adjustment to the yield over the remaining life of the loans. The SOP requires that decreases in cash flows expected to be collected should be recognized as an impairment loss in the period the impairment is determined. Current practice permits the yield to decrease below the initial yield and to fall ultimately to zero, thereby spreading the effect of the change in estimate over the remaining life of the loans. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of existing accounting principles, the impairment provisions of this SOP are to be applied prospectively for fiscal years beginning after December 15, 2004. The Company continues to evaluate the requirements of SOP 03-3 but does not believe, based on facts and circumstances as of June 30, 2004, that the adoption of this SOP will have a material effect on the Company’s financial condition or results of operations.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the accounting for its previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 27-30 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note B, beginning on page 9 of this Quarterly Report on Form 10-Q, and pages 30 and 31 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“notes”) in certain of the Company’s securitization transactions. The loans were recorded at the lower of their carrying values or fair value, which were comprised of the carrying value of the related retained interest asset underlying the securitization plus amounts remitted by the Company to the noteholders to redeem the notes. Because the carrying value of the retained interests incorporated assumptions with regard to expected prepayment and default rates on the loans and also considered the expected timing and amount of cash flows to be received by the Company, the carrying value of the retained interests and the carrying value of the loans is less than the actual outstanding balance of the loans. However, no gain or loss was recognized in the Company’s financial statements upon recording the loans into the

Company’s loan portfolio and, as a result, the loans are recorded at a discount to their actual outstanding balances. The Company is accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. If, upon evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon evaluation, the estimate of amounts probable of collection is reduced and it is less than the original carrying value less collections plus the discount accreted to date, accretion would cease and an allowance for uncollectibility would be provided for through the allowance and provision for loan losses.

FINANCIAL SUMMARY

Six Months Ended June 30, 2004 vs. 2003

The Company reported consolidated net income of $24.30 million, or $1.43 per diluted common share, for the six months ended June 30, 2004, compared to $21.49 million, or $1.27 per diluted common share for the six months ended June 30, 2003. Return on average assets (“ROA”) was 2.19% and return on average equity (“ROE”) was 23.99% for the first six months of 2004, compared to 2.16% and 25.16%, respectively, for the first six months of 2003.

Despite the negative effects of the historically low interest rate environment, net interest income remained relatively unchanged for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The Company experienced significant growth in service charge revenues and income earned from the Company’s investment in bank-owned life insurance (“BOLI”) during the first six months of 2004, as compared to the first six months of 2003. Additionally, earnings for the first six months of 2004 were positively affected by the receipt of $5.45 million associated with the settlement of litigation brought in December 2001 in a derivative action, seeking to recover alleged damages on behalf of the Company, against certain current and former directors and former executive officers of the Company. Non-interest expenses increased $1.82 million during the first six months of 2004, primarily as a result of additional legal expenses associated with the derivative action and increases in salaries and benefits, primarily associated with higher health care costs and executive severances. The Company’s earnings for the first six months of 2003 were positively affected by the negative $3.30 million loan loss provision recorded during the year. No provision for loan losses was recorded though June 30, 2004.

Three Months Ended June 30, 2004 vs. 2003

The Company reported consolidated net income of $13.30 million, or $0.79 per diluted common share, for the three months ended June 30, 2004, compared to $12.14 million, or $0.72 per diluted common share for the three months ended June 30, 2003. ROA was 2.39% and ROE was 25.64% for the second quarter of 2004, compared to 2.43% and 28.16%, respectively, for the second quarter of 2003.

As compared to the second quarter of 2003, the Company’s second quarter 2004 earnings were positively affected by growth in service charge revenues, income earned from the Company’s investment in BOLI, and the settlement of the derivative action. Non-interest expenses increased $1.29 million during the second quarter of 2004, as compared to the second quarter of 2003, primarily as a result of additional legal expenses associated with the derivative action and increases in salaries and benefits primarily due to higher health care costs and executive severances. The Company’s earnings for the second quarter of 2003 were positively affected by the negative $3.30 million loan loss provision recorded. No provision for loan losses was recorded during the second quarter of 2004.

NET INTEREST INCOME

Six Months Ended June 30, 2004 vs. 2003

On a tax equivalent basis, net interest income increased $0.75 million, or 1.72%, from $43.50 million in the first six months of 2003 to $44.25 million in the first six months of 2004. This marginal increase was primarily due to two factors. First, during the fourth quarter of 2003, the Company redeemed $57.50 million of 9.125% debt, which reduced interest expense during the first six months of 2004 by approximately $2.64 million, as compared to the first six months of 2003. Second, during the fourth quarter of 2003, the Company implemented an interest rate risk management strategy that involved utilizing fixed-rate advances from the Federal Home Loan Bank to partially fund longer-term and higher-yielding investments in the Company’s securities portfolio.

The historically low interest rate environment has continued to negatively impact the Company’s net interest income and net interest margin. As shown in Table Two, interest income earned on the Company’s loan portfolio declined approximately $4.00 million in the first six months of 2004, as compared to the first six months of 2003, as a result of the impact of interest rates earned on the portfolio. Existing variable rate loans and new loan production are being priced at historically low market interest rates, which continues to negatively impact the yield on the Company’s loan portfolio. However, the cost of interest-bearing deposits is not experiencing the same, or similar, decline in pricing because the cost of interest-bearing demand deposits was already 0.55% and the cost of savings deposits was 0.58% during the first six months of 2003. As a result, the Company is limited in its opportunities to further reduce the cost of its interest-bearing deposit products. Therefore, as loan balances re-price downward and the cost of deposit products remain relatively unchanged, net interest income and net interest margin continue to decline. While the Company believes it is well-positioned for a rise in interest rates, should interest rates remain at these historically low levels, the Company expects to continue to experience further tightening of net interest income and its net interest margin.

Net interest income and net interest margin in the first six months of 2004 have been favorably impacted by the Company’s investment in retained interests and previously securitized loans. Interest income earned on these combined assets increased $0.95 million, or 12.71%, from $7.45 million in the first six months of 2003 to $8.40 million in the first six months of 2004. This increase was primarily due to the Company’s redemption of each of its original six securitizations since March 31, 2003. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and the majority of the cash flows, including interest paid by borrowers, is accreted to and received by the Company. Conversely, while the Notes were still outstanding, interest earned on the mortgage loans was first paid to Noteholders, with any residual cash flows passed-through to the Company. The Notes, on average, paid interest at a rate of approximately 7.00% and the redemption of the Notes has resulted in increased amounts of interest income earned and received by the Company.

Three Months Ended June 30, 2004 vs. 2003

On a tax equivalent basis, net interest income declined $0.30 million, or 1.36%, from $21.98 million in the second quarter of 2003 to $21.68 million in the second quarter of 2004. As discussed above, net interest income compression caused by repricing assets was partially offset by reductions in the rate paid on long-term debt, which fell from an average of 8.25% during the second quarter of 2003 to 3.62% in the second quarter of 2004. This improvement in funding cost was achieved as a result of redemption of $57.50 million of 9.125% debt during the fourth quarter of 2003. This debt was replaced with term Federal Home Loan Bank borrowings at rates ranging from 2.02% to 3.41%. Additionally, during the second quarter of 2004, the Company repaid $2.00 million of 9.15% long-term debt owed to City Holding Capital Trust (“the Trust”). In turn, the Trust repurchased $2.00 million of trust preferred securities, which were otherwise not callable until 2008, in an open market transaction. Compression associated with loan repricing was also partially offset by an increase in average earning assets, which increased by $201.79 million, or 10.82%, from $1.86 billion in the second quarter of 2003 to $2.07 billion in the second quarter of 2004. The increase in average earning assets was primarily in investment securities, where average balances increased by $134.11 million, or 22.96%, from the second quarter of 2003 to the comparable period of 2004. These investment securities were funded by an increase in short- and long-term borrowings from the FHLB.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Six months ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$445,780	$13,571	6.09%	$461,659	$16,113	6.98%
Home equity	291,947	6,444	4.41	231,821	5,344	4.61
Commercial real estate	352,008	9,731	5.53	283,730	8,992	6.34
Other commercial	75,320	1,917	5.09	89,629	2,794	6.23
Loans to depository institutions	6,154	35	1.14	9,394	78	1.66
Installment	29,028	1,621	11.17	54,505	3,082	11.31
Indirect	20,204	1,103	10.92	41,663	2,248	10.79
Credit card	18,209	1,093	12.01	18,918	1,141	12.06
Previously securitized loans	87,797	7,592	17.29	865	87	20.12

Total loans	1,326,447	43,107	6.50	1,192,184	39,879	6.69
Securities:
Taxable	677,143	14,598	4.31	514,553	10,876	4.23
Tax-exempt (2)	39,037	1,437	7.36	46,317	1,738	7.50

Total securities	716,180	16,035	4.48	560,870	12,614	4.50
Retained interest in securitized loans	6,636	807	24.32	81,535	7,365	18.07
Deposits in depository institutions	5,554	22	0.79	14,294	82	1.15
Federal funds sold	—	—	—	6,868	36	1.05

Total interest-earning assets	2,054,817	59,971	5.84	1,855,751	59,976	6.46
Cash and due from banks	44,097			46,498
Bank premises and equipment	34,796			36,872
Other assets	102,519			78,737
Less: allowance for loan losses	(20,637)			(29,248)

Total assets	$2,215,592			$1,988,610

Liabilities
Interest-bearing demand deposits	$401,639	$1,241	0.62%	$381,445	$1,051	0.55%
Savings deposits	281,006	729	0.52	291,204	846	0.58
Time deposits	662,171	9,437	2.85	620,494	9,468	3.05
Short-term borrowings	114,881	361	0.63	101,189	566	1.12
Long-term debt	218,242	3,955	3.62	111,064	4,545	8.18

Total interest-bearing liabilities	1,677,939	15,723	1.87	1,505,396	16,476	2.19
Noninterest-bearing demand deposits	310,509			284,984
Other liabilities	24,569			27,399
Stockholders’ equity	202,575			170,831

Total liabilities and stockholders’ equity	$2,215,592			$1,988,610

Net interest income		$44,248			$43,500

Net yield on earning assets			4.31%			4.69%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Six months ended June 30, 2004 vs. 2003 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(539)	$(2,003)	$(2,542)
Home equity	1,335	(235)	1,100
Commercial real estate	1,983	(1,244)	739
Other commercial	(408)	(469)	(877)
Loans to depository institutions	(22)	(21)	(43)
Installment	(1,423)	(38)	(1,461)
Indirect	(1,171)	26	(1,145)
Credit card	(43)	(5)	(48)
Previously securitized loans	7,519	(14)	7,505

Total loans	7,231	(4,003)	3,228
Securities:
Taxable	3,501	221	3,722
Tax-exempt (1)	(269)	(32)	(301)

Total securities	3,232	189	3,421
Retained interest in securitized loans	(8,473)	1,916	(6,557)
Deposits in depository institutions	(39)	(22)	(61)
Federal funds sold	(36)	—	(36)

Total interest-earning assets	$1,915	$(1,920)	$(5)

Interest-bearing liabilities:
Demand deposits	$58	$132	$190
Savings deposits	(29)	(88)	(117)
Time deposits	615	(645)	(30)
Short-term borrowings	68	(274)	(206)
Long-term debt	2,837	(3,427)	(590)

Total interest-bearing liabilities	$3,549	$(4,302)	$(753)

Net Interest Income	$(1,634)	$2,382	$748

(1)	Fully federal taxable equivalent using a tax rate of 35%.

THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

TABLE THREE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$450,436	$6,719	5.97%	$455,545	$7,787	6.84%
Home equity	297,628	3,268	4.39	242,905	2,763	4.55
Commercial real estate	355,144	4,864	5.48	294,494	4,569	6.21
Other commercial	76,047	955	5.02	86,485	1,365	6.31
Loans to depository institutions	9,011	26	1.15	—	—	—
Installment	26,964	744	11.04	50,092	1,403	11.20
Indirect	18,015	491	10.90	38,190	1,031	10.80
Credit card	18,004	539	11.98	18,933	572	12.08
Previously securitized loans	90,752	3,778	16.65	1,719	87	20.24

Total loans	1,342,001	21,384	6.37	1,188,363	19,577	6.59
Securities:
Taxable	680,100	7,374	4.34	538,998	5,663	4.20

Tax-exempt (2)	38,100	703	7.38	45,091	859	7.62

Total securities	718,200	8,077	4.50	584,089	6,522	4.47
Retained interest in securitized loans	547	67	48.99	81,774	3,842	18.79
Deposits in depository institutions	5,461	11	0.81	10,190	28	1.10

Total interest-earning assets	2,066,209	29,539	5.72	1,864,416	29,969	6.43
Cash and due from banks	43,485			45,391
Bank premises and equipment	34,588			36,334
Other assets	99,983			78,885
Less: allowance for loan losses	(20,053)			(29,380)

Total assets	$2,224,212			$1,995,646

Liabilities
Interest-bearing demand deposits	$405,824	$637	0.63%	$386,348	$531	0.55%
Savings deposits	282,620	366	0.52	294,108	395	0.54
Time deposits	662,611	4,712	2.84	620,543	4,672	3.01
Short-term borrowings	112,548	195	0.69	94,784	132	0.56
Long-term debt	215,264	1,950	3.62	109,643	2,261	8.25

Total interest-bearing liabilities	1,678,867	7,860	1.87	1,505,426	7,991	2.12
Noninterest-bearing demand deposits	313,410			291,971
Other liabilities	24,476			25,645
Stockholders’ equity	207,459			172,604

Total liabilities and stockholders’ equity	$2,224,212			$1,995,646

Net interest income		$21,679			$21,978

Net yield on earning assets			4.20%			4.72%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE FOUR

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended June 30, 2004 vs. 2003 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(86)	$(982)	$(1,068)
Home equity	604	(99)	505
Commercial real estate	871	(576)	295
Other commercial	(152)	(258)	(410)
Loans to depository institutions	26	—	26
Installment	(638)	(21)	(659)
Indirect	(550)	10	(540)
Credit card	(28)	(5)	(33)
Previously securitized loans	3,709	(18)	3,691

Total loans	3,756	(1,949)	1,807
Securities:
Taxable	1,525	186	1,711
Tax-exempt (1)	(130)	(26)	(156)

Total securities	1,395	160	1,555
Retained interest in securitized loans	(3,775)	—	(3,775)
Deposits in depository institutions	(11)	(6)	(17)

Total interest-earning assets	$1,365	$(1,795)	$(430)

Interest-bearing liabilities:
Demand deposits	$28	$78	$106
Savings deposits	(15)	(14)	(29)
Time deposits	307	(267)	40
Short-term borrowings	27	36	63
Long-term debt	1,406	(1,717)	(311)

Total interest-bearing liabilities	$1,753	$(1,884)	$(131)

Net Interest Income	$(388)	$89	$(299)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

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

The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance. Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss percentages are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between net charge-offs and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

The allowance allocated to the commercial loan portfolio (see Table Seven) declined $1.18 million, or 8.72%, from $13.55 million at December 31, 2003 to $12.37 million at June 30, 2004. The Company has experienced favorable trends in historical loss rates over the previous eight quarters within the commercial loan portfolio. The Company utilizes historical loss rates as a component of the determination of its loss rate in assessing the adequacy of the allowance for loan losses. Due in large part to the recent decline in historical loss rates, the loss rate utilized declined similarly, resulting in the overall decreased allocation of the allowance for loan losses to the commercial loan portfolio. Credit quality remained strong as of June 30, 2004, as loans placed on non-accrual status decreased, from $1.03 million at December 31, 2003 to $0.75 million at June 30, 2004 and loans past due 30 days or greater increased slightly from $0.30 million at December 31, 2003 to $0.34 million at June 30, 2004.

The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.22 million, or 7.52%, from $2.87 million at December 31, 2003 to $3.09 million at June 30, 2004. This increase was primarily due to the continued growth of the Company’s home equity lending program, which experienced a 6.64% increase in outstanding balances during the first six months of 2004. Within the residential real estate portfolio, loans on non-accrual status remained relatively unchanged ($0.84 million at December 31, 2003 and $0.82 million at June 30, 2004) and loans past due 90 days or greater declined from $0.93 million at December 31, 2003 to $0.49 million at June 30, 2004.

The allowance allocated to the consumer loan portfolio (see Table Seven) declined $0.65 million, or 18.27%, from $3.56 million at December 31, 2003 to $2.91 million at June 30, 2004. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, has continued to decline significantly as the Company has intentionally reduced its lending efforts in loan products not secured by real estate. Continuing the trend of recent quarters, consumer loan balances declined $18.51 million, or 23.94%, from $77.34 million at December 31, 2003 to $58.82 million at June 30, 2004. Primarily as a result of the decline in outstanding loan balances, the Company has reduced the amount of the allowance for loan losses allocated to the consumer loan portfolio.

The allowance allocated to overdraft deposit accounts (see Table Seven) remained relatively unchanged, increasing $0.02 million, or 1.60%, from $1.44 million at December 31, 2003 to $1.46 million at June 30, 2004. The balance of overdraft deposit accounts, included in installment loans in the Consolidated Balance Sheets, declined slightly during the period, from $1.94 million at December 31, 2003 to $1.83 million at June 30, 2004.

As noted previously, as the Company has been able to redeem certain of its retained interests in loan securitizations, it has added “previously securitized loans” to its loan portfolio. As discussed, the carrying value of the previously securitized loans incorporates an assumption for expected losses to be incurred over the life of these loans and, as a result, expected credit losses have already been provided for within the carrying value of these assets. Therefore, credit losses on previously securitized loans will first be applied against the carrying value of these loans and could adversely impact the yield earned on these loans. To the extent that credit losses exceed those amounts already provided for within the carrying value of these loans, the Company would then need to provide for such losses through the provision and allowance for loan losses. As of June 30, 2004, the Company believes that the credit losses provided for through the carrying value of previously securitized loans is adequate to provide for probable losses and an allocation of the allowance for loan losses to this segment of the portfolio is not required.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2004, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Amounts to be recorded for the provision for loan losses in future periods will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries on previously charged-off loans.

TABLE FIVE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Six months ended June 30,		Year ended December 31, 2003
	2004	2003
	(in thousands)
Allowance for Loan Losses
Balance at beginning of period	$21,426	$28,504	$28,504
Charge-offs:
Residential real estate	(391)	(845)	(1,515)
Home equity	(200)	(280)	(363)
Commercial real estate	(385)	(195)	(619)
Other commercial	(181)	(339)	(570)
Installment	(1,045)	(1,683)	(3,076)
Overdraft deposit accounts	(1,397)	(501)	(1,680)

Total charge-offs	(3,599)	(3,843)	(7,823)

Recoveries:
Residential real estate	237	1,424	1,749
Home equity	5	61	62
Commercial real estate	511	1,108	1,673
Other commercial	183	1,130	1,571
Installment	462	840	1,300
Overdraft deposit accounts	608	168	590

Total recoveries	2,006	4,731	6,945

Net (charge-offs) recoveries	(1,593)	888	(878)
(Recovery of) provision for loan losses	—	(3,300)	(6,200)

Balance at end of period	$19,833	$26,092	$21,426

As a Percent of Average Total Loans:
Net (charge-offs) recoveries (annualized)	(0.24)%	0.15%	(0.07)%
Provision for loan losses (annualized)	—	(0.55)	(0.51)
As a Percent of Non-Performing Loans:
Allowance for loan losses	492.75%	700.64%	528.78%

TABLE SIX

NON-PERFORMING ASSETS

	As of June 30,		As of December 31, 2003
	2004	2003
Summary of Non-performing Assets
Non-accrual loans	$1,792	$1,919	$2,140
Accruing loans past due 90 days or more	689	1,744	1,195
Previously securitized loans past due 90 days or more	1,544	61	717

Total non-performing loans	4,025	3,724	4,052
Other real estate owned	171	623	312

Total non-performing assets	$4,196	$4,347	$4,364

TABLE SEVEN

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of June 30,		As of December 31, 2003
(in thousands)	2004	2003
Commercial, financial and agricultural	$12,372	$16,687	$13,554
Real estate – mortgage	3,090	4,128	2,874
Installment loans to individuals	2,908	4,284	3,558
Overdraft deposit accounts	1,463	993	1,440

Allowance for Loan Losses	$19,833	$26,092	$21,426

RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Overview: Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retained a financial interest in the securitizations comprised of (1) the excess interest collected on the underlying collateral loans over the interest paid to third-party investors and administrative fees and (2) overcollateralization, or the excess principal balance of the underlying collateral loans over the principal balances payable to the third-party investors. Neither the outstanding balance of the collateral loans nor the outstanding principal owed to investors was included in the Company’s Consolidated Balance Sheets. Principal amounts owed to investors in the securitizations were evidenced by securities (“Notes”). The Notes were subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests, or at the option of the Note insurer, on or after the date on which the related Note balance has declined to 5% or less of the original Note balance. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as assets of the Company within the loan portfolio.

Retained Interests: During the first six months of 2004, the Company completed the redemption of its 1998-1 and 1999-1 securitizations, which resulted in the reclassification of $35.12 million (see Table Eight) from the retained interest asset to amounts reported in the Consolidated Balance Sheets as previously securitized loans. As a result, each of the Company’s original six securitizations has been fully redeemed and the Notes have been fully repaid as of June 30, 2004.

Previously Securitized Loans: As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, classified as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the carrying value of the loans is generally less than the actual outstanding balance of the loans. As of June 30, 2004, the Company reported a carrying value of previously securitized loans of $83.39 million, while the actual outstanding balance of the loans was $101.24 million. The difference (“the discount”) between the carrying value and actual outstanding balance of previously securitized loans is being accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are first recorded against this discount and, therefore, could impact the yield earned on these loans. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would then be provided for through the Company’s provision and allowance for loan losses.

During the first six months of 2004, the Company recognized $7.59 million of interest income on its previously securitized loans and received cash of $30.68 million, comprised of principal ($23.98 million) and interest ($6.70 million) payments received from the borrowers.

Summary: The following table summarizes the activity within the reported balance of retained interests and previously securitized loans during 2004 and illustrates the impact on these balances of converting the retained interest asset to loans:

TABLE EIGHT

PROGRESSION OF RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

( in thousands)	Retained Interests	Previously Securitized Loans
Balance at December 31, 2003	$34,320	$58,788
Increase in value resulting from interest	802	—
Reclassification due to redemption of outstanding Notes	(35,122)	35,122
Cash remitted to Noteholders in redemption of outstanding Notes	—	12,560
Principal payments on mortgage loans received from borrowers	—	(23,976)
Discount accretion	—	891

Balance at June 30, 2004	$—	$83,385

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Projected Balance:
December 31, 2004	$69 million
December 31, 2005	48 million
December 31, 2006	35 million
December 31, 2007	26 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Six Months Ended June 30, 2004 vs. 2003

Non-Interest Income: Total non-interest income increased $9.04 million, or 48.44%, from $18.66 million for the first six months of 2003 to $27.70 million in 2004. As a result of the Company’s continued focus on growing its retail banking franchise through customer growth and the addition of new products and services for its depository customers, the Company experienced a $2.12 million, or 15.82%, increase in service charge revenues in the first six months of 2004, as compared to the first six months of 2003. The average balance of the Company’s investment in Bank Owned Life Insurance (“BOLI”) increased $36.74 million, or 282%, from 2003 to 2004, which resulted in an increase in revenues of $0.86 million, or 274%, from $0.31 million in the first half of 2003 to $1.17 million in the first half of 2004.

Also included in non-interest income during the first half of 2004 is $5.45 million of income from the settlement of litigation brought in December 2001 against certain directors and former directors and executive officers of the Company and City National.

Non-Interest Expense: Total non-interest expense increased $1.82 million, or 5.69%, from $31.99 million in the first six months of 2003 to $33.80 million in the first six months of 2004. This increase was primarily due to a $1.15 million, or 7.48%, increase in the cost of salaries and employee benefits in the first six months of 2004, as compared to the first six months of 2003. Increases in health care costs and expenses associated with executive severances contributed to this increase. Also within the non-interest expense category, the Company recorded net gains of $0.74 million from the disposal of repossessed assets during the first half of 2003, compared to net gains of $0.05 million in the first half of 2004. Professional fees and litigation expense increased $0.21 million in the first six months of 2004, as compared to the first six months of 2003, but included approximately $0.92 million of expense in the first six months of 2004 associated with the derivative action discussed above. Other expenses increased $0.45 million, or 9.05%, primarily as a result of a $0.38 million increase in business franchise taxes incurred by the Company in the first six months of 2004, as compared to the first six months of 2003.

Three Months Ended June 30, 2004 vs. 2003

Non-Interest Income: Total non-interest income increased $7.00 million, or 72.35%, from $9.67 million for the second quarter of 2003 to $16.67 million in the comparable period of 2004. As discussed above, depository growth resulted in the Company experiencing a $0.82 million, or 11.19%, increase in service charge revenues in the second quarter of 2004, as compared to the second quarter of 2003. The average balance of the Company’s investment in BOLI increased $36.96 million, or 282%, from the second quarter of 2003 to the comparable period of 2004, which resulted in an increase in revenues of $0.44 million, or 279%, from $0.16 million in the second quarter of 2003 to $0.59 million in the comparable period of 2004. Additionally, and as discussed above, the Company recorded income of $5.45 million during the second quarter of 2004 from the settlement of litigation.

Non-Interest Expense: Total non-interest expense increased $1.29 million, or 8.06%, from $15.98 million in the second quarter of 2003 to $17.27 million in the second quarter of 2004. This increase was primarily due to a $0.76 million, or 9.98%, increase in the cost of salaries and employee benefits in the second quarter of 2004, as compared to the second quarter of 2003. Increases in health care costs and expenses associated with executive severances contributed to this increase. Also within the non-interest expense category, the Company recorded net gains of $0.55 million from the disposal of repossessed assets during the second quarter of 2003, compared to net gains of $0.11 million in the second quarter of 2004. Professional fees and litigation expense increased $0.20 million in the second quarter of 2004, as compared to the second quarter of 2003, but included approximately $0.59 million of expense in the second quarter of 2004 associated with the litigation settlement. Other expenses increased $0.18 million, or 6.91%, primarily as a result of a $0.21 million increase in business franchise taxes incurred by the Company during the second quarter of 2004, as compared to the second quarter of 2003.

MARKET RISK MANAGEMENT

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through periodic meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored. As previously discussed under the caption Net Interest Income, the Company believes that it will continue to experience compression of its net interest margin over the next several months should interest rates remain at historically low levels. However, the Company believes that its net interest income will rise if interest rates return to more normal levels.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal sources of cash are dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. From January 1, 2002 through June 30, 2004, City National received regulatory approval to pay $130.90 million of cash dividends to the Parent Company, while generating net profits of $112.55 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2004. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

The Parent Company used cash obtained from the dividends received primarily to: (1) fully redeem the $57.50 million 9.125% trust-preferred securities issued by City Holding Capital Trust II, (2) repay $2.00 million of

9.125% long-term debt owed to City Holding Capital Trust, (3) pay common dividends to shareholders, (4) remit interest payments on the Company’s trust-preferred securities, and (5) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.56 million on the junior subordinated debentures held by City Holding Capital Trust. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. Additionally, over the next year, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $14.72 million, to common shareholders. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.01 million of additional cash over the next 12 months. As of June 30, 2004, the Parent Company reported a cash balance of $17.37 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, if approved, are adequate to satisfy its funding and cash needs over the next 12 months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2004 other than the repayment of its $28.84 million obligation under the debentures held by City Holding Capital Trust. This obligation does not mature until April 2028; however, it can be repaid earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2004, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2004, City National has the capacity to borrow an additional $483.37 million from the FHLB, $45.00 million from correspondent institutions, and $9.98 million from the Federal Reserve under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (90.73% or $615.10 million at June 30, 2004) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 60.45% as of June 30, 2004 and deposit balances fund 75.33% of total assets. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 45.26% of the Company’s total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $677.95 million at June 30, 2004, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $345.54 million.

As reflected in the Consolidated Statement of Cash Flows, the Company generated $27.55 million of cash from Operating Activities during the first six months of 2004, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. Although the Company used $11.34 million of cash in Investing Activities during the first six months of 2004, $12.56 million was used to complete the early redemption of the Company’s 1998-1 and 1999-1 securitizations. Since their redemptions, the Company has received 91.88%, or $11.54 million, of the redemption amount back in the form of principal and interest received from borrowers. In total, previously securitized loans generated $30.38 million of cash for the Company during the first six months of 2004. The Company used $27.86 million of cash in Financing Activities during the first half of 2004, $7.01 million of which was used to pay dividends to the Company’s common stockholders and $3.23 million of which was used to repurchase common shares pursuant to the Company’s stock repurchase program. Additionally, net short- and long-term borrowings declined $40.05 million during the first six months of 2004.

CAPITAL RESOURCES

During the first six months of 2004, Shareholders’ Equity increased $6.88 million, or 3.61%, from $190.69 million at December 31, 2003 to $197.57 million at June 30, 2004. Net of dividends declared on the Company’s common stock, Shareholders’ Equity increased $16.97 million during the first half of 2004 as a result of the Company’s 2004 earnings. This increase was partially offset, however, by the $3.23 million cost of share repurchases (see below) and a $7.83 million reduction in Other Comprehensive Income due to declines in the estimated fair value of the Company’s available-for-sale securities portfolio. Of the Company’s $615.10 million available-for-sale securities portfolio, approximately 75% is comprised of investments in mortgage-backed securities. During the second quarter of 2004, the estimated fair value of the mortgage-backed securities portfolio declined significantly, primarily as a result of changes in interest rates. Because the fair value declines are not attributable to the credit quality of these, primarily government-sponsored, securities and because the Company has both the intent and ability to hold these securities for a sufficient time to recover their amortized cost, management concluded that these investments were not “other-than-temporarily” impaired as of June 30, 2004. As a result, the fair value adjustment was recorded as an adjustment to Other Comprehensive Income within Shareholders’ Equity.

As previously disclosed, the Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management. During the first six months of 2004, the Company repurchased 109,300 shares of its common stock at a weighted average price of $29.54 per share. Since the repurchase plan was adopted in June 2002, the Company has purchased 530,000 shares of its common stock. There can be no assurance that the Company will continue to reacquire its common shares in future periods or to what extent the repurchase program will be successful.

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

The table below sets forth the Company’s and City National’s risk-adjusted capital ratios as of June 30, 2004 and December 31, 2003, along with the “minimum” and “well-capitalized” requirements established by regulatory agencies.

			Actual
	Minimum	Well- Capitalized	June 30 2004	December 31 2003
City Holding:
Total	8.00%	10.00%	15.68%	13.17%
Tier I Risk-based	4.00	6.00	14.43	11.93
Tier I Leverage	4.00	5.00	9.89	10.04
City National:
Total	8.00%	10.00%	14.62%	11.95%
Tier I Risk-based	4.00	6.00	13.37	10.72
Tier I Leverage	4.00	5.00	9.19	9.19

In accordance with regulations established by the Federal Reserve Board, the Company has included $28.00 million of capital securities issued by City Holding Capital Trust in regulatory capital as of June 30, 2004. Recently enacted accounting guidelines required the deconsolidation of City Holding Capital Trust from the Company’s consolidated financial statements. In response to the new accounting guidelines, the Federal Reserve Board is currently evaluating whether deconsolidation of such trusts would affect the qualification of the capital securities as regulatory capital. Should the Federal Reserve Board determine that such trusts no longer qualify for inclusion as regulatory capital, the Company believes that such a determination would not materially affect the Company’s compliance with regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	—	$—	420,700	579,300
May 1 – May 31, 2004	30,000	$28.24	450,700	549,300
June 1 – June 30, 2004	79,300	$30.04	530,000	470,000

(a)	In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Management has been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. The repurchase program does not contain an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 28, 2004 at which time shareholders were asked to consider the following two proposals, which were more fully described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2004:

1. To elect seven Class II directors to serve for a term of three years.

2. To ratify the Board of Directors’ appointment of Ernst & Young LLP as independent auditors of City Holding Company for 2004.

The vote tabulation was as follows:

1. Election of seven Class II directors to the Board of Directors:

Director/Nominee	Votes For	Votes Withheld
Oshel B. Craigo	10,167,148	3,223,427
William H. File III	10,761,491	2,629,084
Gerald R. Francis	10,790,389	2,600,186
Tracy W. Hylton II	10,608,854	2,781,721
C. Dallas Kayser	10,744,765	2,645,810
E. M. Payne III	10,650,695	2,739,880
Sharon H. Rowe	10,764,162	2,626,413

There were no broker non-votes in the election of directors.

2. Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors of the Company for 2004:

Votes For	Votes Against	Abstentions
13,045,569	309,578	35,428

There were no broker non-votes in the ratification of independent auditors.

ITEM 5. OTHER INFORMATION

Effective July 1, 2004, Frank S. Harkins, Jr. resigned from the Company’s Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10(a)	Form of Change in Control and Termination Agreement, dated as of June 28, 2004, by and between City Holding Company and John A. DeRito.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerald R. Francis

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck

32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002 for Gerald R. Francis

32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck

(b)	Reports on Form 8-K:

On April 1, 2004, the Company filed a Current Report on Form 8-K, filing under Item 5 a news release announcing the declaration of a $0.22 per common share dividend for shareholders of record as of April 15, 2004, payable on April 30, 2004.

On April 27, 2004, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a news release announcing the Company’s first quarter 2004 earnings.

On June 29, 2004, the Company filed a Current Report on Form 8-K, filing under Item 5 a news release announcing that John DeRito would join the Company as Executive Vice President, Commercial Banking. The Company also announced that John Loeber, Executive Vice President, Commercial Banking and Chief Credit Officer, had announced his intention to retire from the Company.

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

Date: August 9, 2004