Form 10-Q
period 2004-09-30
CITY HOLDING CO
filed 2004-11-05
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Common stock, $2.50 Par Value – 16,564,757 shares as of November 3, 2004.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Forward-looking statements can also be identified by the use of words such as “expected”, “projected”, “anticipated”, “forecasted” and similar words or expressions that refer to a future outlook. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality, or conversely, the Company may incur less, or even negative, loan loss provision due to positive credit quality trends in the future; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans causing the yields on these assets to decline; (4) the Company could have adverse legal actions of a material nature; (5) the Company may face competitive loss of customers; (6) the Company may be unable to manage its expense levels; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balance; and (11) the other factors described by the Company in its reports filed with the Securities and Exchange Commission. Forward-looking statements made herein reflect management’s reasonable expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	September 30 2004	December 31 2003
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$44,745	$58,216
Interest-bearing deposits in depository institutions	3,855	5,122

Cash and Cash Equivalents	48,600	63,338

Securities available for sale, at fair value	641,577	645,663
Securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2004 and December 31, 2003 - $66,424 and $63,667)	61,195	59,298

Total Securities	702,772	704,961

Loans:
Residential real estate	468,372	446,134
Home equity	304,934	282,481
Commercial real estate	377,742	351,284
Other commercial	70,745	76,167
Installment	20,221	33,651
Indirect	13,020	24,707
Credit card	17,893	18,979
Previously securitized loans	70,970	58,788

Gross loans	1,343,897	1,292,191
Allowance for loan losses	(18,537)	(21,426)

Net Loans	1,325,360	1,270,765

Retained interests	—	34,320
Bank owned life insurance	50,961	49,214
Premises and equipment	34,705	35,338
Accrued interest receivable	10,088	10,216
Net deferred tax asset	22,740	29,339
Other assets	20,248	16,939

Total Assets	$2,215,474	$2,214,430

Liabilities
Deposits:
Noninterest-bearing	$299,293	$309,706
Interest-bearing:
Demand deposits	413,525	393,443
Savings deposits	278,928	278,117
Time deposits	660,313	655,496

Total Deposits	1,652,059	1,636,762

Short-term borrowings	133,480	168,403
Long-term debt	193,836	190,836
Other liabilities	25,814	27,739

Total Liabilities	2,005,189	2,023,740

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued at September 30, 2004 and December 31, 2003, including 357,518 and 274,881 shares in treasury	42,298	42,298
Capital surplus	55,652	57,364
Retained earnings	120,738	96,460
Cost of common stock in treasury	(9,548)	(6,803)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	3,536	3,762
Underfunded pension liability	(2,391)	(2,391)

Total Accumulated Other Comprehensive Income	1,145	1,371

Total Shareholders’ Equity	210,285	190,690

Total Liabilities and Shareholders’ Equity	$2,215,474	$2,214,430

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Nine Months Ended September 30
	2004	2003
Interest Income
Interest and fees on loans	$64,588	$59,965
Interest on investment securities:
Taxable	22,331	15,507
Tax-exempt	1,372	1,633
Interest on retained interests	808	10,465
Interest on deposits in depository institutions	36	103
Interest on federal funds sold	—	36

Total Interest Income	89,135	87,709

Interest Expense
Interest on deposits	17,274	16,884
Interest on short-term borrowings	658	659
Interest on long-term debt	5,826	6,745

Total Interest Expense	23,758	24,288

Net Interest Income	65,377	63,421
Provision for (recovery of) loan losses	—	(5,200)

Net Interest Income After Provision for (Recovery of) Loan Losses	65,377	68,621

Non-Interest Income
Investment securities gains (losses)	1,140	(435)
Service charges	23,931	20,660
Insurance commissions	1,979	1,957
Trust fee income	1,561	1,196
Bank owned life insurance	1,747	727
Mortgage banking income	212	457
Net proceeds from litigation settlement	5,453	1,600
Other income	2,144	2,375

Total Non-Interest Income	38,167	28,537

Non-Interest Expense
Salaries and employee benefits	24,667	23,154
Occupancy and equipment	4,425	4,465
Depreciation	2,951	3,355
Professional fees and litigation expense	2,694	2,337
Postage, delivery, and statement mailings	1,885	2,062
Advertising	1,766	1,762
Telecommunications	1,417	1,408
Insurance and regulatory	993	969
Office supplies	838	1,150
Repossessed asset losses (gains) and expenses	(45)	(710)
Loss on early extinguishment of debt	263	142
Other expenses	7,349	6,537

Total Non-Interest Expense	49,203	46,631

Income Before Income Taxes	54,341	50,527
Income tax expense	19,084	17,505

Net Income	$35,257	$33,022

Basic earnings per common share	$2.12	$1.99

Diluted earnings per common share	$2.09	$1.95

Dividends declared per common share	$0.66	$0.60

Average common shares outstanding:
Basic	16,653	16,632

Diluted	16,906	16,942

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended September 30
	2004	2003
Interest Income
Interest and fees on loans	$21,481	$20,086
Interest on investment securities:
Taxable	7,733	4,631
Tax-exempt	438	503
Interest on retained interests	—	3,100
Interest on deposits in depository institutions	15	21

Total Interest Income	29,667	28,341

Interest Expense
Interest on deposits	5,867	5,519
Interest on short-term borrowings	297	93
Interest on long-term debt	1,871	2,200

Total Interest Expense	8,035	7,812

Net Interest Income	21,632	20,529
Provision for (recovery of) loan losses	—	(1,900)

Net Interest Income After Provision for (Recovery of) Loan Losses	21,632	22,429

Non-Interest Income
Investment securities gains (losses)	4	(810)
Service charges	8,440	7,285
Insurance commissions	600	604
Trust fee income	446	493
Bank owned life insurance	575	414
Mortgage banking income	72	109
Net proceeds from litigation settlement	—	1,600
Other income	719	651

Total Non-Interest Income	10,856	10,346

Non-Interest Expense
Salaries and employee benefits	8,150	7,787
Occupancy and equipment	1,472	1,431
Depreciation	972	1,055
Professional fees and litigation expense	668	519
Postage, delivery, and statement mailings	601	538
Advertising	459	555
Telecommunications	488	485
Insurance and regulatory	342	318
Office supplies	252	310
Repossessed asset losses and expenses	5	28
Other expenses	2,374	2,086

Total Non-Interest Expense	15,783	15,112

Income Before Income Taxes	16,705	17,663
Income tax expense	5,749	6,130

Net Income	$10,956	$11,533

Basic earnings per common share	$0.66	$0.69

Diluted earnings per common share	$0.65	$0.68

Dividends declared per common share	$0.22	$0.20

Average common shares outstanding:
Basic	16,584	16,636

Diluted	16,810	16,953

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2002	$42,298	$59,029	$66,076	$(6,426)	$4,416	$165,393
Comprehensive income:
Net income			33,022			33,022
Other comprehensive loss, net of deferred income taxes of $1,829:
Net unrealized loss on available-for-sale securities of $3,171, net of reclassification adjustment for losses included in net income of $428					(2,743)	(2,743)

Total comprehensive income						30,279
Cash dividends declared ($0.60/share)			(9,982)			(9,982)
Exercise of 99,982 stock options		(1,710)		2,741		1,031
Purchase of 118,300 shares for treasury				(3,258)		(3,258)

Balances at September 30, 2003	$42,298	$57,319	$89,116	$(6,943)	$1,673	$183,463

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2003	$42,298	$57,364	$96,460	$(6,803)	$1,371	$190,690
Comprehensive income:
Net income			35,257			35,257
Other comprehensive loss, net of deferred income taxes of $150:
Net unrealized gain on available-for-sale securities of $458, net of reclassification adjustment for gains included in net income of $684					(226)	(226)

Total comprehensive income						35,031
Cash dividends declared ($0.66 per share)			(10,979)			(10,979)
Exercise of 114,403 stock options		(1,712)		3,112		1,400
Purchase of 197,040 shares for treasury				(5,857)		(5,857)

Balances at September 30, 2004	$42,298	$55,652	$120,738	$(9,548)	$1,145	$210,285

For the three-month period ended September 30, 2003, the Company reported total comprehensive income of $8.07 million.

For the three-month period ended September 30, 2004, the Company reported total comprehensive income of $18.56 million.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Nine Months Ended September 30
	2004	2003
Operating Activities
Net income	$35,257	$33,022
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	797	2,903
Provision for depreciation	2,951	3,355
(Recovery of) provision for loan losses	—	(5,200)
Deferred income tax expense	6,749	6,077
Realized investment securities (gains) losses	(1,140)	435
Increase in retained interests	(802)	(4,372)
Increase in value of bank owned life insurance	(1,747)	(727)
Decrease in accrued interest receivable	128	519
Increase in other assets	(3,312)	(284)
Decrease in other liabilities	(2,240)	(6,153)

Net Cash Provided by Operating Activities	36,641	29,575

Investing Activities
Proceeds from sale of money market & mutual fund available for sale securities	631,500	489,000
Proceeds from sales of other available for sale securities	7,962	32,058
Proceeds from maturities and calls of securities available for sale	126,762	177,262
Purchases of money market & mutual fund available for sale securities	(548,400)	(446,100)
Purchases of other available-for-sale securities	(211,200)	(271,342)
Proceeds from maturities and calls of held-to-maturity securities	—	10,822
Purchases of held-to-maturity securities	(5,701)	(1,072)
Net (increase) decrease in loans	(5,677)	3,567
Redemption of retained interests	(12,560)	(9,534)
Investment in bank owned life insurance	—	(35,000)
Purchases of premises and equipment	(2,318)	(1,549)

Net Cash Used in Investing Activities	(19,632)	(51,788)

Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(10,413)	8,164
Net increase in interest-bearing deposits	25,710	19,406
Net decrease in short-term borrowings	(64,923)	(53,098)
Proceeds from long-term debt	35,000	—
Repayment of long-term debt	(2,000)	(10,000)
Purchases of treasury stock	(5,857)	(3,258)
Exercise of stock options	1,400	1,031
Cash dividends paid	(10,664)	(9,153)

Net Cash Used in Financing Activities	(31,747)	(46,908)

Decrease in Cash and Cash Equivalents	(14,738)	(69,121)
Cash and cash equivalents at beginning of period	63,338	129,318

Cash and Cash Equivalents at End of Period	$48,600	$60,197

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2004. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no impact on net income or shareholders’ equity.

NOTE B –RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $759.76 million of fixed rate, junior lien mortgage loans. The Company retained a financial interest in each of the securitizations. Principal amounts owed to investors are evidenced by securities (“Notes”). The Notes were subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or at the option of the Note insurer, on or after the date on which the related Note balance has declined to 5% or less of the original Note balance. Once the Notes have been redeemed, the Company becomes the beneficial owner of the mortgage loans and records the loans as assets of the Company within the loan portfolio. During the first four months of 2004, the Company exercised its early redemption option for its 1998-1 and 1999-1 securitizations. As of April 30, 2004, each of the Company’s original six securitizations had been fully redeemed, with the retained interest assets converted to amounts reported as Previously Securitized Loans in the Consolidated Balance Sheets. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans and previously securitized loans for the dates presented:

	Nine Month Period Ended September 30,		Year Ended December 31, 2003
	2004	2003
	(in thousands)
Loans Underlying Retained Interests (a):
Total principal amount of loans outstanding	$—	$105,084	$59,822
Principal amount of loans between 30 and 89 days past due	—	3,478	2,664
Principal amount of loans between 90 and 119 days past due	—	2,490	2,648
Net credit losses during the period	—	5,116	5,116

Previously Securitized Loans:
Total principal amount of loans outstanding	$87,449	$44,421	$70,087
Discount	(16,479)	(7,082)	(11,299)

Net book value	$70,970	$37,339	$58,788

Principal amount of loans between 30 and 89 days past due	6,957	2,841	5,055
Principal amount of loans between 90 and 119 days past due	830	516	717
Net credit losses during the period	2,956	729	1,206

(a)	The outstanding balance of mortgage loans and the outstanding Note balances underlying the retained interests are not included in the Consolidated Balance Sheets of the Company.

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

As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at the lower of carrying value or fair value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of September 30, 2004, the Company reported a book value of previously securitized loans of $70.97 million whereas the actual outstanding balance of previously securitized loans at September 30, 2004, was $87.45 million. The difference (“the discount”) between the book value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are, first, recorded against this discount and, therefore, could impact the yield earned on these assets. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would need to be provided for through the Company’s provision and allowance for loan losses.

During the first nine months of 2004, the Company recognized $10.93 million of interest income, comprised of $9.69 million of interest income received from borrowers and $1.24 million of discount accretion, from its previously securitized loans. The Company also accrued $0.81 million of interest income on its retained interests asset during the first nine months of 2004.

NOTE C – SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2004	December 31, 2003
Security repurchase agreements	$67,880	$88,403
Federal funds borrowed	15,600	60,000
FHLB Advances	50,000	20,000

Total short-term borrowings	$133,480	$168,403

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

NOTE D – LONG-TERM DEBT

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		September 30, 2004	Wtd. Avg. Interest Rate	December 31, 2003	Wtd. Avg. Interest Rate
FHLB Advances	2005		$45,000	2.24%	$75,000	2.09%
FHLB Advances	2006		65,000	2.60%	50,000	2.65%
FHLB Advances	2007		20,000	3.41%	20,000	3.41%
FHLB Advances	2008		35,000	3.98%	15,000	5.07%
Junior subordinated debentures owed to City Holding Capital Trust	2028	(a)	28,836	9.15%	30,836	9.15%

Total long-term debt			$193,836		$190,836

(a)	Junior Subordinated Debentures owed to City Holding Capital Trust are redeemable prior to maturity at the option of the Company (i) on or after April 1, 2008, in whole at any time or in part from time-to-time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

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

NOTE E – EMPLOYEE BENEFIT PLANS

Employees, directors and individuals who provide service to the Company (collectively “Plan Participants”) are eligible to participate in the Company’s 2003 Stock Incentive Plan (“the Plan”). Pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to Plan Participants. A maximum of 1,000,000 shares of the Company’s common stock may be issued upon the exercise of stock options and SARs and stock awards, but no more than 350,000 shares of common stock may be issued as stock awards. These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, or other similar event. Specific terms of options and SARs awarded, including vesting periods, exercise prices, and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardees. As of September 30, 2004, 107,500 stock options had been awarded pursuant to the terms of the Plan and no SARs or stock awards had been granted.

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

For purposes of pro forma disclosures, the weighted average estimated fair value ($10.24/share and $8.93/share, in 2004 and 2003, respectively) of options is amortized to expense over the options’ estimated vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except earnings per share data)
Net income, as reported	$35,257	$33,022	$10,956	$11,533
Pro forma stock-based employee compensation expense, net of tax	(559)	(897)	(189)	(315)

Net income, pro forma	$34,698	$32,125	$10,767	$11,218

Basic earnings per share, as reported	$2.12	$1.99	$0.66	$0.69
Pro forma stock-based employee compensation expense, net of tax	(0.04)	(0.05)	(0.01)	(0.02)

Basic earnings per share, pro forma	$2.08	$1.94	$0.65	$0.67

Diluted earnings per share, as reported	$2.09	$1.95	$0.65	$0.68
Pro forma stock-based employee compensation expense, net of tax	(0.04)	(0.05)	(0.01)	(0.02)

Diluted earnings per share, pro forma	$2.05	$1.90	$0.64	$0.66

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	650,671	$13.19	732,412	$13.55
Granted	107,500	33.62	90,000	28.00
Exercised	(114,403)	12.25	(99,982)	10.32
Forfeited	(13,834)	31.80	(58,292)	42.09

Outstanding at September 30	629,934	$16.44	663,938	$13.48

Additional information regarding stock options outstanding and exercisable at September 30, 2004, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$5.75 - $8.63	167,735	$5.78	76	167,735	$5.78
$8.65 - $12.98	15,351	9.42	81	15,351	9.42
$13.30 - $19.95	262,682	13.48	80	262,682	13.48
$28.00 - $33.90	184,166	30.96	108	59,996	28.00

	629,934			505,764

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1.00% to 15.00% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6.00% of an employee’s contribution is matched 50.00% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.37 million and $0.36 million for the nine month periods ended September 30, 2004 and 2003, respectively, and $0.12 million for each of the three month periods ended September 30, 2004 and 2003.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company did not incur net periodic benefit costs during the nine months ended September 30, 2004 and recognized $0.12 million of net periodic benefit income during the nine months ended September 30, 2003. During the first nine months of 2004, the Company made contributions to the Defined Benefit Plan approximating $0.26 million.

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

( in thousands)	September 30, 2004	December 31, 2003
Commitments to extend credit:
Home equity lines	$136,789	$123,950
Credit card lines	46,695	45,576
Commercial real estate	42,978	32,947
Other commitments	24,374	23,363
Standby letters of credit	4,648	7,610
Commercial letters of credit	1,529	1,763

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

During the first nine months of 2004, the Company also recorded $0.92 million of legal expenses associated with the derivative action discussed above. Certain legal fees and related costs of approximately $1.20 million believed to be reimbursable by the Company’s insurer remain in dispute as of September 30, 2004. Resolution of this dispute could result in the reimbursement of such costs, or a portion thereof, in future periods.

During the third quarter of 2003, the Company received a net settlement of $1.60 million in resolution of its claim against the Federal Deposit Insurance Corporation (“FDIC”) in the FDIC’s capacity as receiver of The First National Bank of Keystone. The settlement resolved federal court litigation the Company brought against the FDIC. The Company alleged breach of contract by Keystone in connection with the Company’s purchase and servicing of sub-prime loans originated by Keystone. With this settlement, the Company’s claims arising out of its business relationship with the failed Keystone bank were resolved.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income	$35,257	$33,022	$10,956	$11,533

Denominator:
Denominator for basic earnings per share:
Average shares outstanding	16,653	16,632	16,584	16,636

Effect of dilutive securities:
Employee stock options	254	310	226	317

Denominator for diluted earnings per share	16,906	16,942	16,810	16,953

Basic earnings per share	$2.12	$1.99	$0.66	$0.69

Diluted earnings per share	$2.09	$1.95	$0.65	$0.68

Options to purchase 97,500 shares of common stock at exercise prices between $31.38 and $33.90 were outstanding during the third quarter of 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect of including those incremental shares would be antidilutive. Options to purchase 8,267 shares of common stock at an exercise prices of $42.75 per share were outstanding during the third quarter of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect of including those incremental shares would be antidilutive.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share-Based Payment (“Statement 123R”), which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. As proposed, Statement 123R would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Statement 123R proposes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions and requires that the fair value of the award be recognized, generally as compensation expense, for all awards that vest over the vesting period. The FASB believes that the fair value of a stock option awarded to an employee generally must be estimated using an option-pricing model that takes into account a number of assumptions including the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the price underlying the share, the expected dividends on the underlying share, and a risk-free interest rate for the expected term of the option. On October 13, 2004, the FASB decided to postpone the effective date of Statement 123R, if approved, to interim or annual periods beginning after June 15, 2005, with early adoption permitted. However, Statement 123R has not yet been issued in its final form, which is currently expected to occur during the fourth quarter of 2004. The Company continues to evaluate the requirements of Statement 123R but does not believe, based on facts and circumstances as of September 30, 2004, that the adoption of Statement 123R, if approved, will have a material effect on the Company’s financial condition or results of operations. As disclosed in Note E, had the Company used the fair value method of accounting for stock-based compensation during the first nine months of 2004, basic and diluted earnings per share would have been reduced by $0.04/share.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (“the SOP”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between the contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP requires that the excess of expected cash flows over contractual cash flows generally should be recognized prospectively through adjustment to the yield over the remaining life of the loans. The SOP requires that decreases in cash flows expected to be collected should be recognized as an impairment loss in the period the impairment is determined. Current practice permits the yield to decrease below the initial yield and to fall ultimately to zero, thereby spreading the effect of the change in estimate over the remaining life of the loans. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of existing accounting principles, the impairment provisions of this SOP are to be applied prospectively for fiscal years beginning after December 15, 2004. The Company continues to evaluate the requirements of SOP 03-3 but does not believe, based on facts and circumstances as of September 30, 2004, that the adoption of this SOP will have a material effect on the Company’s financial condition or results of operations.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the accounting for its previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available. Pages 27-29 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision expense. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

FINANCIAL SUMMARY

Nine Months Ended September 30, 2004 vs. 2003

The Company reported consolidated net income of $35.26 million, or $2.09 per diluted common share, for the nine months ended September 30, 2004, compared to $33.02 million, or $1.95 per diluted common share for the nine months ended September 30, 2003. Return on average assets (“ROA”) was 2.12% and return on average equity (“ROE”) was 23.12% for the first nine months of 2004, compared to 2.21% and 25.11%, respectively, for the first nine months of 2003.

As further discussed under the caption Net Interest Income, the Company experienced a $1.96 million, or 3.08%, increase in net interest income from $63.42 million for the nine months ended September 30, 2003 to $65.38 million for the nine months ended September 30, 2004. The Company also experienced significant growth in service charge revenues and income earned from the Company’s investment in bank-owned life insurance (“BOLI”) during the first nine months of 2004, as compared to the first nine months of 2003. Additionally, earnings for the first nine months of 2004 were positively affected by the receipt of $5.45 million associated with the settlement of litigation brought in December 2001 in a derivative action, seeking to recover alleged damages on behalf of the Company, against certain current and former directors and former executive officers of the Company. Non-interest expenses increased $2.57 million during the first nine months of 2004, primarily as a result of increases in salaries and benefits associated with higher health care costs and the costs of providing for executive severances. The Company’s earnings for the first nine months of 2003 were positively affected by the negative $5.20 million loan loss provision recorded during the year. No provision for loan losses was recorded though September 30, 2004.

Three Months Ended September 30, 2004 vs. 2003

The Company reported consolidated net income of $10.96 million, or $0.65 per diluted common share, for the three months ended September 30, 2004, compared to $11.53 million, or $0.68 per diluted common share for the three months ended September 30, 2003. ROA was 1.98% and ROE was 21.41% for the third quarter of 2004, compared to 2.31% and 25.04%, respectively, for the third quarter of 2003.

As further discussed under the caption Net Interest Income, the Company experienced a $1.10 million, or 5.37% increase in net interest income, from $20.53 million in the third quarter of 2003 to $21.63 million in 2004. As compared to the third quarter of 2003, the Company’s third quarter 2004 earnings were also positively affected by growth in service charge revenues and income earned from the Company’s investment in BOLI. Non-interest expenses increased $0.67 million, or 4.44% during the third quarter of 2004, as compared to the third quarter of 2003, primarily as a result of increases in salaries and benefits due to higher health care costs. The Company’s earnings for the third quarter of 2003 were positively affected by a negative $1.90 million loan loss provision and the receipt of $1.60 million associated with the resolution of the Company’s claim against the Federal Deposit Insurance Corporation in the FDIC’s capacity as receiver of The First National Bank of Keystone. No provision for loan losses was recorded during the third quarter of 2004.

NET INTEREST INCOME

Nine Months Ended September 30, 2004 vs. 2003

On a tax equivalent basis, net interest income increased $1.82 million, or 2.82%, from $64.30 million for the nine months ended September 30, 2003 to $66.12 million for the nine months ended September 30, 2004. As compared to the same period of 2003, the Company’s net interest income for the nine months ended September 30, 2004 was positively impacted by the Company’s fourth quarter 2003 redemption of $57.50 million of 9.125% trust preferred securities. The redemption of these trust preferred securities led to lower funding costs for the Company in 2004, and a corresponding increase in net interest income. Also, the Company’s net interest income benefited from the implementation of an interest rate risk management strategy during the fourth quarter of 2003 whereby the Company utilized fixed-rate advances from the Federal Home Loan Bank to partially fund longer-term and higher-yielding investments in the Company’s securities portfolio.

Additionally, although recent increases in interest rates by the Federal Reserve have begun to favorably impact the Company’s net interest income and net interest margin, the rate increases thus far have been relatively moderate and the full impact of these rate increases has not yet been fully realized. As shown in Table Two, interest income earned on the Company’s loan portfolio declined approximately $4.47 million in the first nine months of 2004 as a result of the impact of interest rates earned on the portfolio. Current market interest rates remain below those in effect at the time that many of the Company’s fixed rate loans were originated. As a result, new fixed-rate loan production is being priced at rates that negatively impact the overall yield on the Company’s loan portfolio. However, the cost of interest-bearing deposits is not experiencing the same, or similar, decline in pricing because the cost of interest-bearing demand deposits was already 0.55% and the cost of savings deposits was 0.57% during the first nine months of 2003. As a result, the Company is limited in its opportunities to further reduce the cost of its interest-bearing deposit products. Therefore, as loan balances re-price downward and the cost of deposit products remains relatively unchanged, net interest margin continues to decline. Given the anticipated gradual rise in interest rates, the timing of when loans re-price, and projected run-off of previously securitized loans, the Company believes that if interest rates remain stable the Company’s net interest income may continue to decline from current levels.

Interest income earned on the Company’s investment in previously securitized loans and retained interests declined $0.29 million, or 2.37%, from $12.02 million for the nine months ended September 30, 2003 to $11.74 million for the nine months ended September 30, 2004. In the second quarter of 2003, the Company began redeeming the outstanding securities issued by the Company’s six securitization trusts. As the outstanding securities were redeemed, the Company became the beneficial owner of the mortgage loans underlying the trusts and realized increases in interest income earned on these assets. However, now that each of the Company’s six securitization trusts have been fully redeemed and the underlying mortgage loans continue to pay down, interest income earned from these assets has begun to decline and will continue to decrease in future periods as the loans are repaid. Because these assets had a yield of 17.18% during the nine months ended September 30, 2004, decreases in this asset have a disproportionate impact on net interest income, reinforcing the risk discussed above that net interest income and net interest margin may continue to decline in future periods.

Three Months Ended September 30, 2004 vs. 2003

On a tax equivalent basis, net interest income increased $1.07 million, or 5.13%, from $20.80 million in the third quarter of 2003 to $21.87 million in the third quarter of 2004. As discussed above, the Company’s redemption of $57.50 million of 9.125% trust preferred securities during the fourth quarter of 2003 and the redemption of $2.00 million of 9.15% trust preferred securities during the second quarter of 2004 lowered the Company’s overall funding costs and favorably impacted net interest income for the third quarter of 2004. Also, the Company’s implementation of an interest rate risk management strategy during the fourth quarter of 2003 has favorably impacted the Company’s net interest income in the third quarter of 2004. Primarily as a result of this strategy, interest income earned on the Company’s investment securities portfolio increased $3.00 million, or 55.54%, from $5.41 million in the third quarter of 2003 to $8.41 million in the third quarter of 2004. Although the increase in the investment portfolio was funded by increases in short-term and long-term borrowings, the additional borrowings were at lower interest rates, resulting in a favorable impact to net interest income in 2004. Offsetting these effects was a decline of $1.23 million in interest income on previously securitized loans and retained interests in securitized loans as these asset balances declined.

Additionally, and as described above, the Company’s net interest income and net interest margin were negatively impacted as loans continued to reprice from higher rates of interest to current market rates that prevailed during the third quarter of 2004. As shown in Table four, the impact of lower rates on loans was not offset by corresponding reductions in the rates paid on deposits. As noted above, the Federal Reserve has initiated increases in interest rates in recent months. Such increases have favorably impacted the Company’s net interest income and net interest margin as compared to what might have been expected had rates not increased. However, as discussed above, the level of current market rates is lower than the rates at which many of the Company’s fixed rate loans were originated and further compression in net interest income and net interest margin can be expected as new loans are originated to replace loan balances that are being repaid. Further, reductions in previously securitized loan balances will negatively impact net interest margin. Whether the Company’s net interest income and net interest margin will increase in future periods is dependent upon the magnitude of interest rate increases and the Company’s ability to generate loan and deposit growth, as further discussed in the section titled Market Risk Management.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Nine months ended September 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$450,366	$20,223	5.99%	$457,791	$23,456	6.83%
Home equity	295,678	10,038	4.53	242,170	8,159	4.49
Commercial real estate	361,222	15,043	5.55	292,220	13,664	6.23
Other commercial	74,171	2,897	5.21	86,714	3,931	6.04
Loans to depository institutions	4,087	35	1.14	6,228	78	1.67
Installment	27,081	2,291	11.28	50,709	4,285	11.27
Indirect	18,283	1,503	10.96	38,369	3,126	10.86
Credit card	18,085	1,630	12.02	18,971	1,710	12.02
Previously securitized loans	84,799	10,928	17.18	9,064	1,556	22.89

Total loans	1,333,772	64,588	6.46	1,202,236	59,965	6.65
Securities:
Taxable	670,339	22,331	4.44	513,654	15,507	4.03
Tax-exempt (2)	38,370	2,111	7.34	44,696	2,512	7.49

Total securities	708,709	24,442	4.60	558,350	18,019	4.30
Retained interest in securitized loans	4,408	808	24.44	75,551	10,465	18.47
Deposits in depository institutions	5,546	36	0.87	12,905	103	1.06
Federal funds sold	—	—	—	4,553	36	1.05

Total interest-earning assets	2,052,435	89,874	5.84	1,853,595	88,588	6.37
Cash and due from banks	43,850			45,467
Bank premises and equipment	34,786			36,448
Other assets	103,025			83,802
Less: allowance for loan losses	(20,280)			(28,132)

Total assets	$2,213,816			$1,991,180

Liabilities
Interest-bearing demand deposits	$405,135	$1,924	0.63%	$383,715	$1,591	0.55%
Savings deposits	280,315	1,094	0.52	289,890	1,231	0.57
Time deposits	662,383	14,256	2.87	621,064	14,062	3.02
Short-term borrowings	117,372	658	0.75	97,930	659	0.90
Long-term debt	210,047	5,826	3.70	108,178	6,745	8.31

Total interest-bearing liabilities	1,675,252	23,758	1.89	1,500,777	24,288	2.16
Noninterest-bearing demand deposits	310,786			289,099
Other liabilities	24,483			25,945
Stockholders’ equity	203,295			175,359

Total liabilities and stockholders’ equity	$2,213,816			$1,991,180

Net interest income		$66,116			$64,300

Net yield on earning assets			4.30%			4.63%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Nine months ended September 30, 2004 vs. 2003 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(375)	$(2,858)	$(3,233)
Home equity	1,816	63	1,879
Commercial real estate	2,304	(925)	1,379
Other commercial	(528)	(506)	(1,034)
Loans to depository institutions	(22)	(21)	(43)
Installment	(1,996)	2	(1,994)
Indirect	(1,632)	9	(1,623)
Credit card	(80)	—	(80)
Previously securitized loans	9,603	(231)	9,372

Total loans	9,090	(4,467)	4,623
Securities:
Taxable	5,096	1,728	6,824
Tax-exempt (1)	(349)	(52)	(401)

Total securities	4,747	1,676	6,423
Retained interest in securitized loans	(10,547)	890	(9,657)
Deposits in depository institutions	(50)	(17)	(67)
Federal funds sold	(36)	—	(36)

Total interest-earning assets	$3,204	$(1,918)	$1,286

Interest-bearing liabilities:
Demand deposits	$92	$241	$333
Savings deposits	(40)	(97)	(137)
Time deposits	643	(449)	194
Short-term borrowings	79	(80)	(1)
Long-term debt	2,563	(3,482)	(919)

Total interest-bearing liabilities	$3,337	$(3,867)	$(530)

Net Interest Income	$(133)	$1,949	$1,816

(1)	Fully federal taxable equivalent using a tax rate of 35%.

THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

TABLE THREE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended September 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$459,439	$6,652	5.79%	$450,184	$7,343	6.52%
Home equity	303,057	3,594	4.74	262,532	2,815	4.29
Commercial real estate	379,450	5,312	5.60	308,922	4,673	6.05
Other commercial	71,897	980	5.45	80,977	1,137	5.62
Loans to depository institutions	—	—	—	—	—	—
Installment	23,229	670	11.54	43,241	1,203	11.13
Indirect	14,485	400	11.05	31,887	878	11.01
Credit card	17,841	537	12.04	19,074	569	11.93
Previously securitized loans	78,867	3,336	16.92	25,195	1,468	23.31

Total loans	1,348,265	21,481	6.37	1,222,012	20,086	6.57
Securities:
Taxable	656,878	7,733	4.71	511,885	4,631	3.62
Tax-exempt (2)	37,050	674	7.28	41,506	774	7.46

Total securities	693,928	8,407	4.85	553,391	5,405	3.91
Retained interest in securitized loans	—	—	—	63,778	3,100	19.44
Deposits in depository institutions	5,531	15	1.08	10,150	21	0.83

Total interest-earning assets	2,047,724	29,903	5.84	1,849,331	28,612	6.19
Cash and due from banks	43,361			43,464
Bank premises and equipment	34,766			35,614
Other assets	104,027			93,766
Less: allowance for loan losses	(19,573)			(25,937)

Total assets	$2,210,305			$1,996,238

Liabilities
Interest-bearing demand deposits	$412,051	$683	0.66%	$388,179	$540	0.56%
Savings deposits	278,947	365	0.52	287,305	385	0.54
Time deposits	662,803	4,819	2.91	622,185	4,594	2.95
Short-term borrowings	122,301	297	0.97	91,518	93	0.41
Long-term debt	193,836	1,871	3.86	102,500	2,200	8.59

Total interest-bearing liabilities	1,669,938	8,035	1.92	1,491,687	7,812	2.09
Noninterest-bearing demand deposits	311,333			297,195
Other liabilities	24,314			23,090
Stockholders’ equity	204,720			184,266

Total liabilities and stockholders’ equity	$2,210,305			$1,996,238

Net interest income		$21,868			$20,800

Net yield on earning assets			4.27%			4.50%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE FOUR

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended September 30, 2004 vs. 2003 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$148	$(839)	$(691)
Home equity	462	317	779
Commercial real estate	1,007	(368)	639
Other commercial	(125)	(32)	(157)
Loans to depository institutions	—	—	—
Installment	(576)	43	(533)
Indirect	(481)	3	(478)
Credit card	(37)	5	(32)
Previously securitized loans	2,368	(500)	1,868

Total loans	2,766	(1,371)	1,395
Securities:
Taxable	1,503	1,599	3,102
Tax-exempt (1)	(81)	(19)	(100)

Total securities	1,422	1,580	3,002
Retained interest in securitized loans	(1,550)	(1,550)	(3,100)
Deposits in depository institutions	(11)	5	(6)

Total interest-earning assets	$2,627	$(1,336)	$1,291

Interest-bearing liabilities:
Demand deposits	$35	$108	$143
Savings deposits	(11)	(9)	(20)
Time deposits	296	(71)	225
Short-term borrowings	40	164	204
Long-term debt	1,293	(1,622)	(329)

Total interest-bearing liabilities	$1,653	$(1,430)	$223

Net Interest Income	$974	$94	$1,068

(1)	Fully federal taxable equivalent using a tax rate of 35%.

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

The allowance allocated to the commercial loan portfolio (see Table Seven) declined $2.17 million, or 16.00%, from $13.55 million at December 31, 2003 to $11.39 million at September 30, 2004. The Company has experienced favorable trends in historical loss rates over the previous eight quarters within the commercial loan portfolio. The Company utilizes historical loss rates as a component of the determination of its loss rate in assessing the adequacy of the allowance for loan losses. Due in large part to the recent decline in historical loss rates, the loss rate utilized declined similarly, resulting in the overall decreased allocation of the allowance for loan losses to the commercial loan portfolio. Credit quality remained strong as of September 30, 2004 in the commercial loan portfolio. Loans on non-accrual status increased slightly from $1.03 million at December 31, 2003 to $1.04 million at September 30, 2004 and loans past due 30 days or greater declined from $0.30 million at December 31, 2003 to $0.13 million at September 30, 2004.

The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.31 million, or 10.89%, from $2.87 million at December 31, 2003 to $3.19 million at September 30, 2004. This increase was primarily due to the continued growth of the Company’s home equity lending program, which experienced a 7.95% increase in outstanding balances during the first nine months of 2004. Within the residential real estate portfolio, loans on non-accrual status remained relatively unchanged ($0.84 million at December 31, 2003 and $0.85 million at September 30, 2004) and loans past due 90 days or greater declined from $0.93 million at December 31, 2003 to $0.62 million at September 30, 2004.

The allowance allocated to the consumer loan portfolio (see Table Seven) declined $0.76 million, or 21.39%, from $3.56 million at December 31, 2003 to $2.80 million at September 30, 2004. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, has continued to decline significantly as the Company has intentionally reduced its lending efforts in loan products not secured by real estate. Continuing the trend of recent quarters, consumer loan balances declined $26.20 million, or 33.88%, from $77.34 million at December 31, 2003 to $51.13 million at September 30, 2004. Primarily as a result of the decline in outstanding loan balances, the Company has reduced the amount of the allowance for loan losses allocated to the consumer loan portfolio.

The allowance allocated to overdraft deposit accounts (see Table Seven) decreased $0.27 million, or 18.89%, from $1.44 million at December 31, 2003 to $1.17 million at September 30, 2004. The balance of overdraft deposit accounts, included in installment loans in the Consolidated Balance Sheets, declined $0.44 million, or 22.76%, from $1.94 million at December 31, 2003 to $1.50 million at September 30, 2004.

As noted previously, as the Company redeemed certain of its retained interests in loan securitizations, it added “previously securitized loans” to its loan portfolio. As discussed, the carrying value of the previously securitized loans incorporates an assumption for expected losses to be incurred over the life of these loans and, as a result, expected credit losses have already been provided for within the carrying value of these assets. Therefore, credit losses on previously securitized loans will first be applied against the carrying value of these loans and could adversely impact the yield earned on these loans. To the extent that credit losses exceed those amounts already provided for within the carrying value of these loans, the Company would then need to provide for such losses through the provision and allowance for loan losses. As of September 30, 2004, the Company believes that the credit losses provided for through the carrying value of previously securitized loans is adequate to provide for probable losses and an allocation of the allowance for loan losses to this segment of the portfolio is not required.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2004, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Amounts to be recorded for the provision for loan losses in future periods will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries on previously charged-off loans.

TABLE FIVE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine months ended September 30,		Year ended December 31, 2003
	2004	2003
	(in thousands)
Allowance for Loan Losses

Balance at beginning of period	$21,426	$28,504	$28,504
Charge-offs:
Residential real estate	(689)	(1,097)	(1,515)
Home equity	(304)	(345)	(363)
Commercial real estate	(1,519)	(489)	(619)
Other commercial	(402)	(541)	(570)
Installment	(1,613)	(2,361)	(3,076)
Overdraft deposit accounts	(2,028)	(1,097)	(1,680)

Total charge-offs	(6,555)	(5,930)	(7,823)

Recoveries:
Residential real estate	433	1,614	1,749
Home equity	6	62	62
Commercial real estate	1,434	1,532	1,673
Other commercial	285	1,389	1,571
Installment	645	1,089	1,300
Overdraft deposit accounts	863	376	590

Total recoveries	3,666	6,062	6,945

Net (charge-offs) recoveries	(2,889)	132	(878)
(Recovery of) provision for loan losses	—	(5,200)	(6,200)

Balance at end of period	$18,537	$23,436	$21,426

As a Percent of Average Total Loans:
Net (charge-offs) recoveries (annualized)	(0.29)%	0.01%	(0.07)%
Provision for loan losses (annualized)	—	(0.58)	(0.51)
As a Percent of Non-Performing Loans:
Allowance for loan losses	514.92%	550.92%	528.78%

TABLE SIX

NON-PERFORMING ASSETS

	As of September 30,		As of December 31, 2003
	2004	2003
Summary of Non-performing Assets

Non-accrual loans	$1,924	$2,509	$2,140
Accruing loans past due 90 days or more	800	1,229	1,195
Previously securitized loans past due 90 days or more	876	516	717

Total non-performing loans	3,600	4,254	4,052
Other real estate owned	267	477	312

Total non-performing assets	$3,867	$4,731	$4,364

TABLE SEVEN

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of September 30,		As of December 31, 2003
(in thousands)	2004	2003
Commercial, financial and agricultural	$11,385	$14,345	$13,554
Real estate – mortgage	3,187	3,723	2,874
Installment loans to individuals	2,797	3,678	3,558
Overdraft deposit accounts	1,168	1,690	1,440

Allowance for Loan Losses	$18,537	$23,436	$21,426

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

Retained Interests: During the first four months of 2004, the Company completed the redemption of its 1998-1 and 1999-1 securitizations, which resulted in the reclassification of $35.12 million (see Table Eight) from the retained interest asset to amounts reported in the Consolidated Balance Sheets as previously securitized loans. As a result, each of the Company’s original six securitizations has been fully redeemed and the Notes were fully repaid as of April 30, 2004.

Previously Securitized Loans: As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, classified as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the carrying value of the loans is generally less than the actual outstanding balance of the loans. As of September 30, 2004, the Company reported a carrying value of previously securitized loans of $70.97 million, while the actual outstanding balance of the loans was $87.45 million. The difference (“the discount”) between the carrying value and actual outstanding balance of previously securitized loans is being accreted into interest income over the life of the loans. Net credit losses on previously securitized loans are first recorded against this discount and, therefore, could impact the yield earned on these loans. Should net credit losses exceed the reported balance of the discount over the life of the loans, credit losses would then be provided for through the Company’s provision and allowance for loan losses.

During the first nine months of 2004, the Company recognized $10.93 million of interest income on its previously securitized loans and received cash of $46.45 million, comprised of principal ($36.74 million) and interest ($9.71 million) payments received from the borrowers.

Summary: The following table summarizes the activity within the reported balance of retained interests and previously securitized loans during 2004 and illustrates the impact on these balances of converting the retained interest asset to loans:

TABLE EIGHT

PROGRESSION OF RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

( in thousands)	Retained Interests	Previously Securitized Loans
Balance at December 31, 2003	$34,320	$58,788
Increase in value resulting from interest	802	—
Reclassification due to redemption of outstanding Notes	(35,122)	35,122
Cash remitted to Noteholders in redemption of outstanding Notes	—	12,560
Principal payments on mortgage loans received from borrowers	—	(36,736)
Discount accretion	—	1,236

Balance at September 30, 2004	$—	$70,970

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Projected Balance:
December 31, 2004	$64 million
December 31, 2005	45 million
December 31, 2006	33 million
December 31, 2007	25 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Nine Months Ended September 30, 2004 vs. 2003

Non-Interest Income: Total non-interest income increased $9.63 million, or 33.75%, from $28.54 million for the first nine months of 2003 to $38.17 million for the first nine months of 2004. As a result of the Company’s continued focus on growing its retail banking franchise through customer growth and the addition of new products and services for its depository customers, the Company experienced a $3.27 million, or 15.83%, increase in service charge revenues in the first nine months of 2004, as compared to the first nine months of 2003. The average balance of the Company’s investment in Bank Owned Life Insurance (“BOLI”) increased $29.99 million, or 149%, from 2003 to 2004, which resulted in an increase in revenues of $1.02 million, or 140%, from $0.73 million in the first nine months of 2003 to $1.75 million in the first nine months of 2004.

Also included in non-interest income during the first nine months of 2004 is $5.45 million of income from the settlement of litigation brought in December 2001 against certain directors and former directors and executive officers of the Company and City National. For the period ended September 30, 2003, the Company recorded revenues of $1.60 million associated with the resolution of its claim against the Federal Deposit Insurance Corporation (“FDIC”) in the FDIC’s capacity as receiver of The First National Bank of Keystone.

Non-Interest Expense: Total non-interest expense increased $2.57 million, or 5.52%, from $46.63 million in the first nine months of 2003 to $49.20 million in the first nine months of 2004. This increase was primarily due to a $1.51 million, or 6.53%, increase in the cost of salaries and employee benefits in the first nine months of 2004, as compared to the nine-month period ended September 30, 2003. Increases in health care costs and expenses associated with providing for executive severances contributed to this increase. Also within the non-interest expense category, the Company recorded net gains of $0.71 million from the disposal of repossessed assets during the first nine months of 2003, compared to net gains of $0.05 million in the nine month period ended September 30, 2004. Professional fees and litigation expense increased $0.36 million in the first nine months of 2004, as compared to the first nine months of 2003, but included approximately $0.92 million of expense in the first nine months of 2004 associated with the derivative action discussed above. Other expenses increased $0.81 million, or 12.42%, primarily as a result of a $0.61 million increase in business franchise taxes incurred by the Company during the nine-month period ended September 30, 2004, as compared to the same period of 2003.

Three Months Ended September 30, 2004 vs. 2003

Non-Interest Income: Total non-interest income increased $0.51 million, or 4.93%, from $10.35 million for the third quarter of 2003 to $10.86 million in the comparable period of 2004. As discussed above, depository growth resulted in the Company experiencing a $1.16 million, or 15.85%, increase in service charge revenues in the third quarter of 2004, as compared to the third quarter of 2003. The average balance of the Company’s investment in BOLI increased $16.70 million, or 49.15%, from the third quarter of 2003 to the comparable period of 2004, which resulted in an increase in revenues of $0.16 million, or 38.89%, from $0.41 million in the third quarter of 2003 to $0.58 million in the comparable period of 2004. The Company’s earnings for the third quarter of 2003 included revenues of $1.60 million associated with the resolution of its claim against the Federal Deposit Insurance Corporation (“FDIC”) in the FDIC’s capacity as receiver of The First National Bank of Keystone.

Non-Interest Expense: Total non-interest expense increased $0.67 million, or 4.44%, from $15.11 million in the third quarter of 2003 to $15.78 million in the third quarter of 2004. This increase was primarily due to an increase of $0.36 million, or 4.66%, in the cost of salaries and employee benefits in the third quarter of 2004, as compared to the third quarter of 2003 due primarily to increases in health care costs. Other expenses increased $0.29 million, or 13.81%, primarily as a result of a $0.23 million increase in business franchise taxes incurred by the Company during the third quarter of 2004, as compared to the third quarter of 2003.

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

In order to measure and manage its interest rate risk, the Company uses an asset/liability management and simulation software model to periodically update the interest sensitivity position of the Company’s balance sheet. The model is also used to perform analyses that measure the impact on net interest income and capital of various changes in the interest rate environment. Such analyses quantify the effects of various interest rate scenarios on projected net interest income. The Company’s policy objective is to avoid negative fluctuations in net income of more than 15% within a 12-month period, assuming an immediate increase or decrease of 300 basis points as compared to the level of net income that is anticipated if rates remain constant. Due to the low level of market interest rates at September 30, 2004 (the fed funds target was 1.75%), the Company has chosen to reflect only its risk to a decrease of 100 basis points from current rates. Given the historically low level of rates at September 30, 2004, the Company believes that the probability of rate decreases of more than 100 basis points is remote. Also, the Company has chosen to reflect its risk to increases in rates as large as 500 basis points as this would imply a fed funds target of 6.75%, which is within historical norms. At September 30, 2004, the Company was in compliance with its policy and believes that it has positioned itself to benefit from increases in interest rates, should these occur.

The following table summarizes the sensitivity of the Company’s net income to various interest rate scenarios. The results of the sensitivity analyses presented below differ from the results used internally by ALCO in that, in the analyses below, interest rates are assumed to have an immediate and sustained parallel shock as of October 1, 2004. The Company recognizes that rates are volatile, but rarely move with immediate and parallel effects. Internally, the Company considers a variety of interest rate scenarios that are deemed to be possible while considering the level of risk it is willing to assume in “worst-case” scenarios such as those shown below.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Income in 1-12 months	Estimated Increase (Decrease) in Net Income in 13-24 Months
+500	+10%	+21%
+300	+9%	+15%
+100	+4%	+6%
-100	(7)%	(10)%

These results are highly dependent upon assumptions made by management, including but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2004 and beyond.

Based upon the results above, the Company believes that it’s net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat. However, these results do not necessarily imply that the Company will experience increases in net income if market interest rates rise. In fact, the Company has significant exposure to a decrease in outstanding balances of previously securitized loans, as discussed in Note B and on pages 31-32. Between October 2004 and September 2006, based upon the Company’s projected reductions in outstanding balances of previously securitized loans, assuming that market interest rates remain unchanged, and assuming that other loan and deposit balances remain unchanged, the Company anticipates a reduction in net interest income of approximately 8% and a corresponding reduction in net income of approximately 10%. The table above demonstrates that increases in the level of market interest rates could partially or fully offset this impact. For example, an immediate increase in interest rates of approximately 200 basis points would increase net income by approximately 10% over a 24 month horizon, assuming that the Company’s assumptions regarding such things as pricing behavior of competitors are fulfilled. Alternatively, the Company believes that loan growth of approximately 10% annually could mitigate the anticipated reduction in net interest income associated with declining balances of previously securitized loans.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal sources of cash are dividends from City National. Dividends paid by City

National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. From January 1, 2003 through September 30, 2004, City National received regulatory approval to pay $112.6 million of cash dividends to the Parent Company, while generating net profits of $86.0 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company through 2005. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

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

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.56 million on the junior subordinated debentures held by City Holding Capital Trust. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. Additionally, over the next year, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate at least $14.57 million, to common shareholders. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.70 million of additional cash over the next 12 months. As of September 30, 2004, the Parent Company reported a cash balance of $23.55 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, if approved, are adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2004, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2004, City National has the capacity to borrow an additional $482.13 million from the FHLB, $55.00 million from correspondent institutions, and $9.98 million from the Federal Reserve under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (91.29% or $641.58 million at September 30, 2004) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 59.82% as of September 30, 2004 and deposit balances fund 74.57% of total assets. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 44.76% of the Company’s total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $702.77 million at September 30, 2004, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $353.13 million.

As reflected in the Consolidated Statement of Cash Flows, the Company generated $36.64 million of cash from Operating Activities during the first nine months of 2004, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. Although the Company used $19.63 million of cash in Investing Activities during the first nine months of 2004, $12.56 million was used to complete the early redemption of the Company’s 1998-1 and 1999-1 securitizations. Since their redemptions, the Company has received $18.54 million in the form of principal and interest received from borrowers on those two loan pools. In total, previously securitized loans generated $46.45 million of cash for the Company during the first nine months of 2004. The Company used $31.75 million of cash in Financing Activities during the first nine months of 2004, $10.66 million of which was used to pay dividends to the Company’s common stockholders and $5.86 million of which was used to repurchase common shares pursuant to the Company’s stock repurchase program. Additionally, net short- and long-term borrowings declined $31.92 million during the first nine months of 2004.

CAPITAL RESOURCES

During the first nine months of 2004, Shareholders’ Equity increased $19.60 million, or 10.28%, from $190.69 million at December 31, 2003 to $210.29 million at September 30, 2004. Net of dividends declared on the Company’s common stock, Shareholders’ Equity increased $24.28 million during the first nine months of 2004 as a result of the Company’s 2004 earnings. This increase was partially offset, however, by the $5.86 million cost of share repurchases (see below).

As previously disclosed, the Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management. During the first nine months of 2004, the Company repurchased 197,040 shares of its common stock at a weighted average price of $29.73 per share. Since the repurchase plan was adopted in June 2002, the Company has purchased 617,740 shares of its common stock. There can be no assurance that the Company will continue to reacquire its common shares in future periods or to what extent the repurchase program will be successful.

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

The table below sets forth the Company’s and City National’s risk-adjusted capital ratios as of September 30, 2004 and December 31, 2003, along with the “minimum” and “well-capitalized” requirements established by regulatory agencies.

			Actual
	Minimum	Well- Capitalized	September 30 2004	December 31 2003
City Holding:
Total	8.00%	10.00%	16.43%	13.17%
Tier I Risk-based	4.00	6.00	15.21	11.93
Tier I Leverage	4.00	5.00	10.47	10.04
City National:
Total	8.00%	10.00%	14.84%	11.95%
Tier I Risk-based	4.00	6.00	13.62	10.72
Tier I Leverage	4.00	5.00	9.36	9.19

In accordance with regulations established by the Federal Reserve Board, the Company has included $28.00 million of capital securities issued by City Holding Capital Trust in regulatory capital as of September 30, 2004. Recently enacted accounting guidelines required the deconsolidation of City Holding Capital Trust from the Company’s consolidated financial statements. In response to the new accounting guidelines, the Federal Reserve Board is currently evaluating whether deconsolidation of such trusts would affect the qualification of the capital securities as regulatory capital. The Federal Reserve has proposed rules that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under this proposal, the Company’s compliance with regulatory capital requirements would not be affected.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04 – 7/31/04	21,940	$29.25	551,940	448,060
8/1/04 – 8/31/04	65,800	$30.19	617,740	382,260
9/1/04 – 9/30/04	—	$—	617,740	382,260

(a)	In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Management has been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. The repurchase program does not contain an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerald R. Francis

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck

32	(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002 for Gerald R. Francis

32	(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck

(b) Reports on Form 8-K:

On July 20, 2004, the Company filed a Current Report on Form 8-K, furnishing under Item 12 a news release announcing the Company’s second quarter 2004 earnings.

On September 28, 2004, the Company filed a Current Report on Form 8-K, furnishing under Section 7, Item 7.01, copies of a slide presentation discussing the Company’s financial performance delivered by Charles R. Hageboeck, Executive Vice President and Chief Financial Officer, to a group of analysts and investors at the RBC Capital Markets Financial Institutions Conference.

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

Date: November 5, 2004