Form 10-K
period 2004-12-31
CITY HOLDING CO
filed 2005-03-02
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 0-11733

CITY HOLDING COMPANY

(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road Charleston, West Virginia	25313
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (304) 769-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2004 was $494,353,131. As of February 28, 2005, there were 16,616,207 shares of the Company’s common stock outstanding. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2004 are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2005 annual shareholders’ meeting are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

PART I

Item 1	Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 56 banking offices in West Virginia (54 offices) and Ohio (2 offices), City National provides credit, deposit, trust, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia, and the Company is the third largest bank holding company headquartered in West Virginia based on deposit size. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2004, 57% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation by the Federal Reserve Board. Federal banking laws require a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. Additionally, the Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

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

The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

	December 31,
	2004	2003
City Holding:
Tier I Risk-based	15.47%	11.93%
Total	16.64	13.17
Tier I Leverage	10.74	10.04

City National:
Tier I Risk-based	13.32%	10.72%
Total	14.49	11.95
Tier I Leverage	9.25	9.19

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

During 2003 and 2004, City National received regulatory approval to pay $123.9 million of cash dividends to the Company, while generating net profits of $97.8 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Company throughout 2005. The Company used cash obtained from these dividends primarily to: (1) pay common dividends to stockholders; (2) remit interest payments on the Company’s trust-preferred securities; and (3) fund repurchases of the Company’s common shares. Although regulatory authorities have approved prior cash dividend requests, there can be no assurance that future dividend requests will be approved.

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

Executive Officers of the Registrant

At December 31, 2004, the executive officers of the Company were as follows:

Name	Age	Business Experience
Gerald R. Francis	61	Chairman of the Board, City Holding Company and City National Bank of West Virginia since April 2002. President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since January 2001. Director, City Holding Company and City National Bank of West Virginia, Charleston, WV since June 2001. President and Director, Peoples Bank Corp. of Indianapolis, IN, 1997 - 1999.

Charles R. Hageboeck	42	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV since June 2001. Director of Forecasting, Roche Diagnostics Corp. (a medical diagnostic manufacturer), Indianapolis, IN from 2000 - 2001. Chief Financial Officer, Peoples Bank Corp. of Indianapolis, IN from 1995 - 1999.

John A. DeRito	54	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004. Regional Credit Officer for the West Virginia Central Region of BB&T, Charleston, WV from 2000 - 2004. Senior Vice President and Credit Officer, One Valley Bank, Charleston, WV from 1998 - 2000. Vice President and Credit Officer, One Valley Bank, Charleston, WV from 1983 – 1998.

Craig G. Stilwell	49	Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV since May 2001. Olive LLP (a regional accounting and consulting firm specializing in financial institutions), Indianapolis, IN from 1999 - 2001. Senior Vice President, Human Resources & Marketing, Peoples Bank Corp. of Indianapolis, IN from 1978 - 1999.

William L. Butcher	40	Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since April 2001. Senior Vice President of Retail Banking, Fifth Third Bank, Indianapolis, IN from 1999 - 2000. Senior Vice President of Retail Banking, Peoples Bank Corp. of Indianapolis, IN from 1998 - 1999.

Effective February 1, 2005, Mr. Francis voluntarily terminated his employment with the Company as President and Chief Executive Officer. Mr. Francis will continue to serve as the Company’s non-executive Chairman of the Board Directors. The Company named Mr. Hageboeck to succeed Mr. Francis as President and Chief Executive Officer effective February 1, 2005.

Effective February 23, 2005, Mr. Butcher and the Company entered into a Joint Agreement of Separation whereby the parties mutually agreed to sever their existing employment relationship. The Company named Mr. Stilwell as Executive Vice President of Retail Banking effective February 23, 2005.

Employees

The Company had 691 full-time equivalent employees at December 31, 2004.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 — Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2004 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders’
	Equity; Interest Rates and Interest Differential

	a.	Average Balance Sheets	5
	b.	Analysis of Net Interest Earnings	6-7
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	7

2.	Investment Portfolio

	a.	Book Value of Investments	13
	b.	Maturity Schedule of Investments	13
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	13

3.	Loan Portfolio

	a.	Types of Loans	14
	b.	Maturities and Sensitivity to Changes in Interest Rates	14
	c.	Risk Elements	17
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		17

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	5
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	20

6.	Return on Equity and Assets		4

7.	Contractual Obligations		20

Item 2	Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 56 branch offices, with 54 offices in West Virginia and two offices in southeastern Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 41 locations and leases 15 locations, pursuant to operating leases. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formally housed loan operations personnel, but has since been vacated. The building is currently being marketed for sale.

Item 3	Legal Proceedings

On December 31, 2001, the Company, its previous management team, and members of the Boards of Directors of both the Company and City National (the “defendants”) were named in a derivative action filed by a shareholder seeking to recover damages on behalf of the Company. In January 2004, the Company announced that a tentative settlement had been reached in this litigation. Subsequently, the Circuit Court of Kanawha County, West Virginia, approved the settlement and the Company received insurance proceeds of approximately $5.5 million or $0.19 diluted earnings per share, net of taxes, in April 2004.

In addition, the Company is engaged in various legal actions that it deems to be in the ordinary course of business. The Company believes that it has adequately provided for probable costs of current litigation. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current actions will have immaterial results, either positive or negative, or that no material actions may be presented in the future.

Item 4	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Pages 2 and 41-42 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, are incorporated herein by reference.

Item 6	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on page 10 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 48 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)	Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, is included herein by reference.

(b)	The attestation report of the registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page 24 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2004, included in this report as Exhibit 13, is included herein by reference.

(c)	The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2004, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

None

PART III

Item 10	Directors and Executive Officers of the Registrant

Information concerning the directors of the Company will appear under the caption “ELECTION OF DIRECTORS” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.

Information concerning the Company’s audit committee is included under the caption “AUDIT COMMITTEE” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer, and all directors, officers and employees of the Company and has posted such Code of Ethics on its website at www.cityholding.com under the “Corporate Governance” link. A copy of the Company’s Code of Ethics covering all employees will be mailed upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P. O. Box 7520, Charleston, WV 25356-0520. Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or chief accounting officer will be disclosed by timely posting such information on the Company’s internet website.

Item 11	Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions “EXECUTIVE COMPENSATION”, “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”, and “OTHER EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of FORM 10-K appears under the captions “STOCK OWNERSHIP OF DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13	Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears under the caption “CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the Company’s 2005 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements: Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	(3)	Exhibits: The exhibits listed in the “Exhibit Index” on pages 14-16 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.

(b)		See (a) (3) above.

(c)		See (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck President and Chief Executive Officer (Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2005. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Gerald R. Francis and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Gerald R. Francis	/s/ Charles R. Hageboeck
Gerald R. Francis Chairman	Charles R. Hageboeck Director, President, and Chief Executive Officer

/s/ Samuel M. Bowling	/s/ C. Dallas Kayser
Samuel M. Bowling	C. Dallas Kayser
Director	Director

/s/ Hugh R. Clonch	/s/ Philip L. McLaughlin
Hugh R. Clonch	Philip L. McLaughlin
Director	Director

/s/ Oshel B. Craigo	/s/ E. M. Payne, III
Oshel B. Craigo	E. M. Payne, III
Director	Director

/s/ William H. File, III	/s/ Robert T. Rogers
William H. File, III	Robert. T. Rogers
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Jay C. Goldman
Jay C. Goldman	Sharon H. Rowe
Director	Director

/s/ David W. Hambrick	/s/ James E. Songer, II
David W. Hambrick	James E. Songer, II
Director	Director

/s/ Tracy W. Hylton II	/s/ Albert M. Tieche, Jr.
Tracy W. Hylton, II	Albert M. Tieche, Jr.
Director	Director

/s/ Mary H. Williams
Mary H. Williams
Director

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference.

Exhibit	Description

2	Agreement and Plan of Reorganization, dated December 29, 2004, among City Holding Company, Classic Bancshares, Inc., City National Bank and Classic Bank (incorporated herein by reference to Exhibit 2 to Current Report Form on 8-K, dated December 29, 2004).

3(a)	Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from, Amendment No. 1 to City Holding Company’s Registration Statement on Form S-4, Registration No. 2-86250, filed November 4, 1983 with the Securities and Exchange Commission).

3(b)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 6, 1984 (attached to, and incorporated by reference from, City Holding Company’s Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984).

3(c)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 4, 1986 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1986, filed March 31, 1987 with the Securities and Exchange Commission).

3(d)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated September 29, 1987 (attached to and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988).

3(e)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 6, 1991 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(f)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 7, 1991 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(g)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated August 1, 1994 (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 1994, filed November 14, 1994 with the Securities and Exchange Commission).

3(h)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated December 9, 1998 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission).

3(i)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated June 13, 2001 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

3(j)	Amended and Restated Bylaws of City Holding Company, as amended January 26, 2005.

4(a)	Rights Agreement, dated as of June 13, 2001, between City Holding Company and SunTrust Bank, as Rights Agent (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

10(a)	Directors’ Deferred Compensation Plan for the Directors of the Bank of Raleigh, dated January 1987.

10(b)	Form of Deferred Compensation Agreement for the Directors of the National Bank of Summers, dated January 15, 1987.

10(c)	Form of Employment Agreement, dated as of December 31, 1998, by and between City Holding Company and Philip L. McLaughlin (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-64205, filed with the Securities and Exchange Commission on September 24, 1998).

10(d)	Junior Subordinated Indenture, dated as of March 31, 1998, between City Holding Company and The Chase Manhattan Bank, as Trustee (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(e)	Form of City Holding Company’s 9.15% Debenture due April 1, 2028 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(f)	City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.1 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(g)	Amendment No. 1 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.2 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(h)	Amendment No. 2 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

10(i)	City Holding Company’s 2003 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 21, 2003 with the Securities and Exchange Commission).

10(j)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Gerald R. Francis (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(k)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and William L. Butcher (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(l)	Form of Amendment to Employment Agreement, dated as of February 1, 2005, by and between City Holding Company and Charles R. Hageboeck.

10(m)	Form of Change of Control Agreement, dated February 1, 2005, by and between City Holding Company and David L. Bumgarner.

10(n)	Form of Amendment to Employment Agreement, dated as of February 25, 2005, by and between City Holding Company and Craig Stilwell.

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2004.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner