Form 10-Q
period 2005-03-31
CITY HOLDING CO
filed 2005-05-09
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

(304) 769-1100

(Registrant’s telephone number, including area code)

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

Common stock, $2.50 Par Value – 16,626,707 shares as of May 3, 2005.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may not continue to experience significant recoveries of previously charged-off loans and the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses; (4) the Company could have adverse legal actions of a material nature; (5) the Company may face competitive loss of customers; (6) the Company may be unable to manage its expense levels; (7) the Company may have difficulty retaining key employees; (8) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (9) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (10) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; and (11) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENT S

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	March 31 2005	December 31 2004
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$45,582	$52,854
Interest-bearing deposits in depository institutions	3,804	3,230

Cash and Cash Equivalents	49,386	56,084

Securities available for sale, at fair value	662,519	620,034
Securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2005 and December 31, 2004 - $63,344 and $64,476)	59,684	59,740

Total Securities	722,203	679,774

Loans:
Residential real estate	463,869	469,458
Home equity	302,262	308,173
Commercial real estate	409,064	400,801
Other commercial	66,485	71,311
Loans to depository institutions	10,000	—
Installment	16,065	18,145
Indirect	7,960	10,324
Credit card	16,954	18,126
Previously securitized loans	50,588	58,436

Gross loans	1,343,247	1,354,774
Allowance for loan losses	(16,325)	(17,815)

Net Loans	1,326,922	1,336,959

Bank owned life insurance	51,381	50,845
Premises and equipment	33,898	34,607
Accrued interest receivable	10,778	9,868
Net deferred tax asset	29,223	27,025
Other assets	20,492	18,068

Total Assets	$2,244,283	$2,213,230

Liabilities
Deposits:
Noninterest-bearing	$326,605	$319,425
Interest-bearing:
Demand deposits	413,700	411,127
Savings deposits	278,416	281,466
Time deposits	656,421	660,705

Total Deposits	1,675,142	1,672,723

Short-term borrowings	163,813	145,183
Long-term debt	148,836	148,836
Other liabilities	37,190	30,408

Total Liabilities	2,024,981	1,997,150

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 16,919,248 shares issued and outstanding at March 31, 2005 and December 31, 2004, including 303,041 and 331,191 shares in treasury	42,298	42,298
Capital surplus	55,121	55,512
Retained earnings	135,698	128,175
Cost of common stock in treasury	(7,925)	(8,761)
Accumulated other comprehensive income:
Unrealized (loss) gain on securities available-for-sale	(3,465)	1,281
Underfunded pension liability	(2,425)	(2,425)

Total Accumulated Other Comprehensive Income	(5,890)	(1,144)

Total Shareholders’ Equity	219,302	216,080

Total Liabilities and Shareholders’ Equity	$2,244,283	$2,213,230

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended March 31
	2005	2004
Interest Income
Interest and fees on loans	$22,190	$21,723
Interest on investment securities:
Taxable	7,646	7,224
Tax-exempt	435	477
Interest on retained interests	—	740
Interest on deposits in depository institutions	18	11
Interest on federal funds sold	4	—

Total Interest Income	30,293	30,175

Interest Expense
Interest on deposits	5,868	5,692
Interest on short-term borrowings	577	166
Interest on long-term debt	1,585	2,005

Total Interest Expense	8,030	7,863

Net Interest Income	22,263	22,312
Provision for loan losses	—	—

Net Interest Income After Provision for Loan Losses	22,263	22,312

Non-Interest Income
Investment securities gains	3	1,012
Service charges	8,443	7,381
Insurance commissions	592	660
Trust fee income	591	487
Bank owned life insurance	991	581
Mortgage banking income	118	69
Other income	706	730

Total Non-Interest Income	11,444	10,920

Non-Interest Expense
Salaries and employee benefits	7,920	8,127
Occupancy and equipment	1,475	1,494
Depreciation	944	1,006
Professional fees and litigation expense	565	844
Postage, delivery, and statement mailings	653	685
Advertising	705	656
Telecommunications	473	466
Insurance and regulatory	366	331
Office supplies	203	312
Repossessed asset losses and expenses	1	57
Other expenses	2,708	2,455

Total Non-Interest Expense	16,013	16,433

Income Before Income Taxes	17,694	16,799
Income tax expense	6,016	5,796

Net Income	$11,678	$11,003

Basic earnings per common share	$0.70	$0.66

Diluted earnings per common share	$0.69	$0.65

Dividends declared per common share	$0.25	$0.22

Average common shares outstanding:
Basic	16,605	16,681

Diluted	16,812	16,972

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2003	$42,298	$57,364	$96,460	$(6,803)	$1,371	$190,690
Comprehensive income:
Net income			11,003			11,003
Other comprehensive income, net of deferred income taxes of $2,247:
Net unrealized gain on available-for-sale securities of $3,978, net of reclassification adjustment for gains included in net income of $607					3,371	3,371

Total comprehensive income						14,374
Cash dividends declared ($0.22/share)			(3,678)			(3,678)
Exercise of 74,478 stock options		(1,126)		1,944		818

Balances at March 31, 2004	$42,298	$56,238	$103,785	$(4,859)	$4,742	$202,204

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2004	$42,298	$55,512	$128,175	$(8,761)	$(1,144)	$216,080
Comprehensive income:
Net income			11,678			11,678
Other comprehensive income, net of deferred income taxes of $3,164:
Net unrealized losses on available-for-sale securities of $4,748, net of reclassification adjustment for gains included in net income of $2					(4,746)	(4,746)

Total comprehensive income						6,932
Cash dividends declared ($0.25 per share)			(4,155)			(4,155)
Issuance of 4,800 stock awards shares		6		141		147
Exercise of 23,350 stock options		(397)		695		298

Balances at March 31, 2005	$42,298	$55,121	$135,698	$(7,925)	$(5,890)	$219,302

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Three Months Ended March 31
	2005	2004
Operating Activities
Net income	$11,678	$11,003
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	366	87
Provision for depreciation	944	1,006
Deferred income tax expense	967	4,180
Realized investment securities gains	(3)	(1,012)
Increase in retained interests	—	(737)
Proceeds from bank owned life insurance	910	—
Increase in value of bank owned life insurance	(991)	(581)
Increase in accrued interest receivable	(910)	(504)
Increase in other assets	(2,930)	(1,073)
Increase (decrease) in other liabilities	6,277	(1,721)

Net Cash Provided by Operating Activities	16,308	10,648

Investing Activities
Proceeds from sales of available for sale securities	701	7,733
Proceeds from maturities and calls of available for sale securities	36,952	33,286
Purchases of available-for-sale securities	(7,963)	(64,014)
Proceeds from sale of money market and mutual fund available for sale securities	305,800	259,800
Purchases of money market and mutual fund available for sale securities	(386,400)	(240,500)
Net decrease in loans	10,295	1,396
Redemption of retained interests	—	(10,089)
Sales of premises and equipment	26	—
Purchases of premises and equipment	(261)	(332)

Net Cash Used in Investing Activities	(40,850)	(12,720)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	7,180	(8,316)
Net (decrease) increase in interest-bearing deposits	(4,761)	24,566
Net increase (decrease) in short-term borrowings	18,630	(56,147)
Proceeds from long term debt	—	35,000
Exercise of stock options and issuance of stock awards	445	818
Cash dividends paid	(3,650)	(3,329)

Net Cash Provided by (Used in) Financing Activities	17,844	(7,408)

Decrease in Cash and Cash Equivalents	(6,698)	(9,480)
Cash and cash equivalents at beginning of period	56,084	63,338

Cash and Cash Equivalents at End of Period	$49,386	$53,858

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2005. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2004 has been extracted from audited financial statements included in the Company’s 2004 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report of the Company.

NOTE B –RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company originated and securitized $760 million in 125% loan to value junior-lien underlying mortgages in six separate pools. The Company had a retained interest in the residual cash flows associated with these underlying mortgages after satisfying priority claims. Principal amounts owed to investors in the securitizations were evidenced by securities that were subject to redemption under certain circumstances. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as “Previously Securitized Loans” within the loan portfolio. The Company exercised its early redemption option with respect to four of the trusts during 2003 and the remaining two trusts during 2004. As a result, carrying balances for “Retained Interests” at March 31, 2004, became classified as “Previously Securitized Loans”. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of securitized loans and previously securitized loans for the dates presented:

	Quarter Ended March 31,		Year Ended December 31, 2004
(in thousands)	2005	2004
	(in thousands)
Loans Underlying Retained Interests (a):
Total principal amount of loans outstanding	$—	$5,382	$—
Principal amount of loans between 30 and 89 days past due	—	283	—
Principal amount of loans 90 days and above past due	—	85	—
Net credit losses during the period	—	—	—

Previously Securitized Loans:
Total principal amount of loans outstanding	$67,340	$110,918	$75,038
Discount	(16,752)	(17,964)	(16,602)

Net book value	$50,588	$92,954	$58,436

Principal amount of loans between 30 and 89 days past due	3,800	6,859	5,091
Principal amount of loans 90 days and above past due	372	1,388	832
Net credit (recoveries) losses during the period	(408)	1,676	2,680

(a)	The outstanding balance of mortgage loans underlying retained interests and the related Note balances are not included in the Consolidated Balance Sheets of the Company.

In accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, issued by the Accounting Standards Executive Committee, the Company is accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.

As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of March 31, 2005, the Company reported a book value of previously securitized loans of $50.6 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2005, was $67.3 million. The difference (“the discount”) between the book value and actual outstanding balance of previously securitized loans is accreted into interest income over the life of the loans.

During the first quarter of 2005 and 2004, the Company recognized $3.1 million and $3.8 million, respectively, of interest income from its previously securitized loans. This interest income was comprised of $2.8 million and $3.2 million, respectively, of interest and $0.3 million and $0.6 million, respectively, of discount accretion.

NOTE C – SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized below:

(in thousands)	March 31, 2005	December 31, 2004
Security repurchase agreements	$88,813	$70,183
Federal funds borrowed	75,000	75,000

Total short-term borrowings	$163,813	$145,183

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

NOTE D – LONG-TERM DEBT

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		March 31, 2005	Weighted Average Interest Rate	December 31, 2004	Weighted Average Interest Rate
FHLB Advances	2006		$65,000	2.60%	$65,000	2.60%
FHLB Advances	2007		20,000	3.41%	20,000	3.41%
FHLB Advances	2008		35,000	3.98%	35,000	3.98%
Junior subordinated debentures owed to City Holding Capital Trust	2028	(a)	28,836	9.15%	28,836	9.15%

Total long-term debt			$148,836		$148,836

(a)	Junior Subordinated Debentures owed to City Holding Capital Trust are redeemable prior to maturity at the option of the Company (i) on or after April 1, 2008, in whole at any time or in part from time-to-time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

The Company formed a statutory business trust, City Holding Capital Trust (“the Capital Trust”), under the laws of Delaware. The Capital Trust was created for the exclusive purpose of (i) issuing trust-preferred capital securities (“Capital Securities”), which represent preferred undivided beneficial interests in the assets of the trusts, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures (“Debentures”) issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto. On March 1, 2005, the Federal Reserve Board issued a final rule that retains the inclusion of trust preferred securities in Tier 1 of capital of bank holding companies. After a five year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements, will be limited to 25% of Tier 1 capital elements, net of goodwill less associated deferred tax liability. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital.

NOTE E – EMPLOYEE BENEFIT PLANS

Employees, directors and individuals who provide service to the Company (collectively “Plan Participants”) are eligible to participate in the Company’s 2003 Stock Incentive Plan (“the Plan”). Pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to Plan Participants. A maximum of 1,000,000 shares of the Company’s common stock may be issued upon the exercise of stock options and SARs and stock awards, but no more than 350,000 shares of common stock may be issued as stock awards. These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, or other similar event. Specific terms of options and SARs awarded, including vesting periods, exercise prices, and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.

The Company has elected to account for its employee stock options using the intrinsic value method. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The alternative fair value method of accounting for stock-based compensation (see Recent Accounting Pronouncements) requires the use of option valuation models, such as the Black-Scholes model for use in valuing employee stock options.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.74%	3.04%
Expected dividend yield	3.07%	2.86%
Volatility factor	0.389	0.404
Expected life of option	5 years	5 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the three months ended March 31, 2005 and 2004 were:

	For the Three Months Ended March 31,
	2005	2004
	(in thousands, except earnings per share data)
Net income, as reported	$11,678	$11,003
Pro forma stock-based employee compensation expense, net of tax	(33)	(191)

Net income, pro forma	$11,645	$10,812

Basic earnings per share, as reported	$0.70	$0.66
Pro forma stock-based employee compensation expense, net of tax	—	(0.01)

Basic earnings per share, pro forma	$0.70	$0.65

Diluted earnings per share, as reported	$0.69	$0.65
Pro forma stock-based employee compensation expense, net of tax	—	(0.01)

Diluted earnings per share, pro forma	$0.69	$0.64

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	602,307	$16.51	650,671	$13.19
Granted	70,000	32.65	92,500	33.87
Exercised	(23,350)	12.73	(74,478)	11.00
Forfeited	(60,000)	33.90	—	—

Outstanding at March 31	588,957	$16.80	668,693	$16.30

Additional information regarding stock options outstanding and exercisable at March 31, 2005, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$5.75 - $8.63	165,218	$5.75	70	165,218	$5.75
$8.65 - $12.98	15,351	9.42	75	15,351	9.42
$13.30 - $19.95	214,222	13.30	82	214,222	13.30
$28.00 - $33.90	194,166	30.66	106	101,665	28.66

	588,957			496,456

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.1 million for both of the three month periods ended March 31, 2005 and 2004.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company did not incur net periodic benefit costs during the three months in the periods ended March 31, 2005 and 2004.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements with its customers to extend credit or provide a conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion. Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The table below presents a summary of the contractual obligations of the Company resulting from significant commitments:

( in thousands)	March 31, 2005	December 31, 2004
Commitments to extend credit:
Home equity lines	$143,120	$137,582
Credit card lines	46,903	46,284
Commercial real estate	47,189	41,691
Other commitments	121,047	120,288
Standby letters of credit	4,358	4,737
Commercial letters of credit	1,361	1,329

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE G – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2005	2004
Net income	$11,678	$11,003

Average shares outstanding	16,605	16,681
Effect of dilutive securities:
Employee stock options	207	291

Shares for diluted earnings per share	16,812	16,972

Basic earnings per share	$0.70	$0.66

Diluted earnings per share	$0.69	$0.65

Options to purchase 92,500 shares of common stock at exercise prices between $28.00 and $33.90 per share were outstanding during the first quarter of 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE H – ACQUISITIONS

On December 29, 2004, the Company announced that it had signed a definitive agreement to acquire Classic Bancshares, Inc. (“Classic”) and its wholly-owned subsidiary, Classic Bank. Classic is a $340 million commercial bank that operates ten full-service branches located in Boyd, Carter, Greenup, and Johnson Counties in Kentucky and Lawrence County in Ohio. On April 5, 2005, the Company and Classic Bancshares announced that they have received all required regulatory approvals of their pending merger, which will be accounted for as a purchase. Pending approval by Classic’s shareholders at their special shareholders meeting on May 16, 2005, the merger is expected to be completed on May 20, 2005.

Under the terms of the agreement, shareholders of Classic will receive 0.9624 shares of the Company’s common stock (valued at $35.42, based on the Company’s December 28, 2004 closing price of $36.80 per share), and $11.08 in cash for each share of Classic common stock owned by them. The total transaction value is estimated at $78.5 million (assuming that outstanding stock options for 109,435 shares held by directors of Classic will be cashed out at the difference between the merger consideration and the exercise price of the options and stock options for 210,385 shares will be exercised prior to the closing). Pro forma information regarding the acquisition has not been presented herein as the acquisition is not deemed to be significant.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced that it would permit companies to implement SFAS No. 123R at the beginning of their next fiscal year (January 1, 2006 for the Company) instead of their next reporting period beginning after June 15, 2005, as required by SFAS No. 123R. The Company expects to transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. The Company does not expect that the recognition of compensation costs for unvested options upon the date of adoption will be materially different from the pro forma information shown under Note E, “Employee Benefit Plans.” Compensation expense for share-based awards granted after the date of adoption will depend on the number of awards issued and the fair value of that award on the grand date.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between the contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that the excess of expected cash flows over contractual cash flows generally should be recognized prospectively through adjustment to the yield over the remaining life of the loans. SOP 03-3 requires that decreases in cash flows expected to be collected should be recognized as an impairment loss in the period the impairment is determined. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of existing accounting principles, the impairment provisions of SOP 03-3 are to be applied prospectively for fiscal years beginning after December 15, 2004. Effective January 1, 2005, the Company adopted the provisions of SOP 03-3 as required.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2004 Annual Report to Stockholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report of the Company. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the accounting for its previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

Pages 20 - 24 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 24 and 25 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“Notes”) in certain of the Company’s securitization transactions. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income. Effective January 1, 2005, the Company adopted Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), issued by the Accounting Standards Executive Committee. This pronouncement did not change the accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. In accordance with SOP 03-3, an impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows decline below the recorded value of previously securitized loans.

FINANCIAL SUMMARY

The Company reported consolidated net income of $11.7 million, or $0.69 per diluted common share, for the three months ended March 31, 2005, compared to $11.0 million, or $0.65 per diluted common share for the first quarter of 2004. Return on average assets (“ROA”) was 2.11% and return on average equity (“ROE”) was 20.92% for the first quarter of 2005, compared to 1.99% and 22.26%, respectively, for the first three months of 2004.

The Company’s net interest income for the first quarter of 2005 was flat compared to the first quarter of 2004 (see Net Interest Income). As further discussed under the caption Non-Interest Income and Expense, the Company experienced continued growth in non-interest income in 2005, as compared to 2004, as service charge revenues earned on depository relationships increased $1.0 million, or 14.4%, from $7.4 million in the first quarter of 2004 to $8.4 million in 2005 and the Company experienced an increase in bank-owned life insurance income of $0.4 million. Non-interest expenses decreased $0.4 million, or 2.6%, principally due to lower compensation expenses and legal fees.

NET INTEREST INCOME

During the first quarter of 2005, the Company recorded tax equivalent net interest income of $22.5 million as compared to $22.6 million during the first quarter of 2004. The flat level of net interest income can be primarily attributed to two factors. Decreasing balances of previously securitized loans and retained interests with high yields reduced the amount of interest income reported. Average balances of previously securitized loans and retained interests decreased from $97.6 million for the quarter ended March 31, 2004 to $54.9 million for the quarter ended March 31, 2005. As a result of the decrease in balances of $42.7 million that yielded 18.7% for the first quarter of 2004, interest income related to previously securitized loans and retained interests decreased $1.5 million. Offsetting the decreasing interest income from high yielding previously securitized loans and retained interests were increases in interest income from the Company’s traditional loan portfolio. As a result of an increase in the average yield of 7 basis points and increased average loan balances (excluding previously securitized loans) of $67.5 million from the quarter ended March 31, 2004 to the quarter ended March 31, 2005, interest income attributable to these loan products increased $1.2 million, or 6.7%, for the like period. Increased yields accounted for $0.7 million of this increase while increased average balances increased interest income by $0.5 million.

Net interest income was also favorably impacted by increased investment income of $0.4 million. This increase was primarily driven by increased yields from 4.46% for the quarter ended March 31, 2004, to 4.79% for the quarter ended March 31, 2005.

Interest expense remained essentially flat from the quarter ended March 31, 2004, to the quarter ended March 31, 2005, increasing $0.1 million. This increase was primarily due to increased rates paid for deposits and short- and long-term debt being essentially offset by decreased amounts of average short- and long-term debt balances.

The net interest margin for the first quarter of 2005 of 4.40% approximated the first quarter of 2004’s net interest margin of 4.42% and represented a 13 basis point increase from the net interest margin of 4.27% for the quarter ended December 31, 2004. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates. Since June 2004, the Federal funds rate has increased 175 basis points from 1.00% to 2.75% in March 2005. To manage its interest rate risk, the Company has focused on the origination of variable rate lending in its traditional lending areas of residential real estate, home equity and commercial real estate loan portfolios. Excluding the impact of previously securitized loans and retained interests, the Company’s net interest margin increased 20 basis points, or $1.4 million, from the quarter ended March 31, 2004 to the quarter ended March 31, 2005.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended March 31,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$466,011	$6,520	5.60%	$441,123	$6,852	6.21%
Home equity	306,354	4,273	5.58	286,267	3,176	4.44
Commercial real estate	401,294	5,929	5.91	348,871	4,867	5.58
Other commercial	68,279	1,004	5.88	74,594	962	5.16
Loans to depository institutions	7,889	49	2.48	3,297	9	1.09
Installment	17,094	541	12.66	31,092	877	11.28
Indirect	9,097	248	10.90	22,393	612	10.93
Credit card	17,543	544	12.40	18,414	554	12.03
Previously securitized loans	54,928	3,082	22.44	84,843	3,814	17.98

Total loans	1,348,489	22,190	6.58	1,310,894	21,723	6.63
Securities:
Taxable	657,240	7,646	4.65	674,187	7,224	4.29
Tax-exempt (2)	37,306	668	7.16	39,974	734	7.34

Total securities	694,546	8,314	4.79	714,161	7,958	4.46
Retained interest in securitized loans	—	—	—	12,724	740	23.26
Deposits in depository institutions	3,714	18	1.94	5,646	11	0.78
Federal funds sold	583	4	2.74

Total interest-earning assets	2,047,332	30,526	5.96	2,043,425	30,432	5.96
Cash and due from banks	43,866			44,710
Bank premises and equipment	34,333			35,004
Other assets	106,588			105,052
Less: allowance for loan losses	(17,480)			(21,222)

Total assets	$2,214,639			$2,206,969

Liabilities
Interest-bearing demand deposits	$413,224	$716	0.69%	$397,454	$604	0.61%
Savings deposits	277,116	355	0.51	279,392	363	0.52
Time deposits	657,546	4,797	2.92	661,731	4,725	2.86
Short-term borrowings	144,069	577	1.60	117,214	166	0.57
Long-term debt	148,836	1,585	4.26	221,221	2,005	3.63

Total interest-bearing liabilities	1,640,791	8,030	1.96	1,677,012	7,863	1.88
Noninterest-bearing demand deposits	321,648			307,608
Other liabilities	28,951			24,658
Stockholders’ equity	223,249			197,691

Total liabilities and stockholders’ equity	$2,214,639			$2,206,969

Net interest income		$22,496			$22,569

Net yield on earning assets			4.40%			4.42%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended March 31, 2005 vs. 2004 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$387	$(719)	$(332)
Home equity	223	874	1,097
Commercial real estate	731	331	1,062
Other commercial	(81)	123	42
Loans to depository institutions	13	27	40
Installment	(395)	59	(336)
Indirect	(363)	(1)	(364)
Credit card	(26)	16	(10)
Previously securitized loans	(1,345)	613	(732)

Total loans	(856)	1,323	467
Securities:
Taxable	(182)	604	422
Tax-exempt (1)	(49)	(17)	(66)

Total securities	(231)	587	356
Retained interest in securitized loans	(740)	0	(740)
Deposits in depository institutions	(4)	11	7
Federal funds sold	2	2	4

Total interest-earning assets	$(1,829)	$1,923	$94

Interest-bearing liabilities:
Demand deposits	$24	$88	$112
Savings deposits	(3)	(5)	(8)
Time deposits	(30)	102	72
Short-term borrowings	38	373	411
Long-term debt	(656)	236	(420)

Total interest-bearing liabilities	$(627)	$794	$167

Net Interest Income	$(1,202)	$1,129	$(73)

(1)	Fully federal taxable equivalent using a tax rate of 35%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical charge-off percentages, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for current economic conditions and other inherent risk factors.

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

The Company recorded no provision for loan losses in the first quarter of 2005. During the last three years, management has implemented a number of strategic initiatives to strengthen the loan portfolio including tightening credit standards, changing the overall mix of the portfolio to include a higher proportion of real estate secured loans, and identifying and charging-off or resolving problem loans. As a result of these initiatives, the quality of the Company’s loan portfolio has increased significantly as evidenced by the improvement in its ratio of non-performing assets to total loans and other real estate owned from 1.38% at March 31, 2002 to 0.28% at March 31, 2005. As the Company’s asset quality has improved, the Company’s need for additional allowance for loan losses has decreased. However, given the relatively stable credit profile achieved over the last several years, the Company expects that it may begin to record a provision for loan losses within the next three to nine months.

The allowance allocated to the commercial loan portfolio (see Table Five) decreased $1.7 million, or 16.3%, from $10.6 million at December 31, 2004 to $8.9 million at March 31, 2005. This decline was due primarily to two factors. First, the Company’s improved commercial loan credit quality has resulted in decreased net commercial charge-offs that in turn has decreased the historical loss percentages applied to commercial credits not specifically reviewed. Second, the composition of the commercial loan portfolio has continued to transform since December 31, 2002. As of March 31, 2005, commercial loans secured by real estate comprise 86.0% of the commercial loan portfolio, compared to 82.3% at March 31, 2004 and 74.2% at December 31, 2002. The increased proportion of real estate secured loans within the portfolio is believed to have improved the credit quality of this segment of the portfolio by providing the Company with enhanced collateral positions should borrowers begin to experience repayment problems.

The allowance allocated to the residential real estate portfolio (see Table Five) increased $0.4 million, or 11.6%, from $3.1 million at December 31, 2004 to $3.5 million at March 31, 2005. This increase was primarily due to an increase in this portfolio’s historical loss percentages due to increased net charge-offs during the first quarter of 2005.

The allowance allocated to the consumer loan portfolio (see Table Five) of $2.5 million remained flat from December 31, 2004 to March 31, 2005. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, has continued to decline significantly as the Company has intentionally reduced its lending efforts in loan products not secured by real estate. Continuing the trend of recent quarters, consumer loan balances declined $5.6 million, or 12.1%, from $46.6 million at December 31, 2004 to $41.0 million at March 31, 2005. The decrease in balances and lower historical loss percentages in the consumer loan portfolio were essentially offset by increases in other inherent risk factors in this portfolio.

The allowance allocated to overdraft deposit accounts (see Table Five) declined $0.1 million, or 5.8%, from $1.5 million at December 31, 2004 to $1.4 million at March 31, 2005. Similarly, the balance of overdraft deposit accounts, included in installment loans in the Consolidated Balance Sheets, declined from $2.0 million at December 31, 2004 to $1.8 million at March 31, 2005.

As noted previously, as the Company has been able to redeem the outstanding Notes from its retained interests in loan securitizations, it has added “previously securitized loans” to its loan portfolio. As discussed, the carrying value of the previously securitized loans incorporates an assumption for expected losses to be incurred over the life of these loans and, as a result, expected credit losses have already been provided for within the carrying value of these assets. To the extent that credit losses exceed those amounts already provided for within the carrying value of these loans, the Company would then need to provide for such losses through the provision and allowance for loan losses. As of March 31, 2005, the Company believes that the credit losses provided for through the carrying value of previously securitized loans is adequate to provide for probable losses and an allocation of the allowance for loan losses to this segment of the portfolio is not required.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2005, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans. The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at March 31, 2005.

TABLE THREE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three months ended March 31,		Year ended December 31, 2004
(in thousands)	2005	2004
Balance at beginning of period	$17,815	$21,426	$21,426
Charge-offs:
Residential real estate	(237)	(217)	(855)
Home equity	(421)	(133)	(309)
Commercial real estate	(393)	(342)	(1,625)
Other commercial	(36)	(159)	(415)
Installment	(308)	(588)	(2,071)
Overdraft deposit accounts	(744)	(787)	(2,614)

Total charge-offs	(2,139)	(2,226)	(7,889)

Recoveries:
Residential real estate	37	104	570
Home equity	—	5	6
Commercial real estate	50	311	1,444
Other commercial	45	55	365
Installment	205	260	792
Overdraft deposit accounts	312	354	1,101

Total recoveries	649	1,089	4,278

Net charge-offs	(1,490)	(1,137)	(3,611)
Provision for loan losses	—	—	—

Balance at end of period	$16,325	$20,289	$17,815

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.4)%	(0.3)%	(0.3)%
Provision for loan losses (annualized)	—	—	—
As a Percent of Non-Performing Loans:
Allowance for loan losses	489.5%	432.1%	487.3%

TABLE FOUR
NON-PERFORMING ASSETS

	As of March 31,		As of December 31, 2004
(in thousands)	2005	2004
Non-accrual loans	$2,641	$2,268	$2,147
Accruing loans past due 90 days or more	322	1,039	677
Previously securitized loans past due 90 days or more	372	1,388	832

Total non-performing loans	3,335	4,695	3,656
Other real estate owned	463	296	247

Total non-performing assets	$3,798	$4,991	$3,903

TABLE FIVE

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of March 31,		As of December 31, 2004
(in thousands)	2005	2004
Commercial, financial and agricultural	$8,919	$12,740	$10,655
Real estate – mortgage	3,518	2,969	3,151
Installment loans to individuals	2,515	3,193	2,552
Overdraft deposit accounts	1,373	1,387	1,457

Allowance for Loan Losses	$16,325	$20,289	$17,815

PREVIOUSLY SECURITIZED LOANS

Overview: Between 1997 and 1999, the Company originated and securitized $760 million in 125% loan to value junior-lien underlying mortgages in six separate pools. The Company had a retained interest in the residual cash flows associated with these underlying mortgages after satisfying priority claims. Principal amounts owed to investors in the securitizations were evidenced by securities (“Notes”) that were subject to redemption under certain circumstances. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as “Previously Securitized Loans” within the loan portfolio. The Company exercised its early redemption option with respect to four of the trusts during 2003 and the remaining two trusts during 2004. As a result, carrying balances for “Retained Interests” became classified as “Previously Securitized Loans”.

Previously Securitized Loans: As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, classified as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding balance of the loans. As of March 31, 2005, the Company reported a carrying value of previously securitized loans of $50.6 million, while the actual outstanding contractual balance of these loans was $67.3 million. The previously securitized loans are accounted for in accordance with Statement of Position 03-3. The difference (“the discount”) between the carrying value and actual outstanding balance of previously securitized loans of $16.7 million at March 31, 2005, is accreted into interest income over the life of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.

During the first quarter of 2005, defaults on the previously securitized loans were at a lower rate than expected. Because the previously securitized loans have been experiencing lower default rates than previously assumed, the accretable yield has increased which has caused the yield on the previously securitized loans to increase. In addition, the Company has now assumed the servicing on approximately 55% of the total pool balances as of March 31, 2005 and will have assumed 100% of the servicing by April 30, 2005. This is also expected to have a favorable impact on the yield realized on the previously securitized loans due to the elimination of the servicing fees currently being paid to the external servicing agent and an improvement in the collection and recovery process. As a result, the yield is now estimated to be in the range of 19% and 23%, depending on defaults and prepayment rates experienced on these loans in the future.

During the first quarter of 2005 and 2004, the Company recognized $3.1 million and $3.8 million, respectively, of interest income on its previously securitized loans. Cash receipts for the first quarter of 2005 and 2004 are summarized in the following table:

	Three months ended March 31,
(in thousands)	2005	2004
Principal receipts	$8,107	$9,908
Interest income receipts	2,713	3,230

Total cash receipts	$10,820	$13,138

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:
December 31, 2005	$37 million
December 31, 2006	26 million
December 31, 2007	19 million
December 31, 2008	14 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-Interest Income: Net of investment securities gains, non-interest income increased $1.5 million, or 15.2%, to $11.4 million in the first quarter of 2005 as compared to $9.9 million in the first quarter of 2004. The largest source of non-interest income is service charges, which increased $1.0 million, or 14.4%, from $7.4 million during the first quarter of 2004 to $8.4 million during the first quarter of 2005. The Company also experienced additional revenue of $0.4 million from bank-owned life insurance from the settlement of an insured claim and increased trust revenues of $0.1 million, or 21.4%.

Non-Interest Expense: Non-interest expenses decreased $0.4 million, or 2.6%, from $16.4 million for the first quarter of 2004 to $16.0 million in the first quarter of 2005. This decrease was primarily due to lower compensation and legal expenses. Lower compensation expense was primarily due to decreased executive severance expense. In accordance with the employment agreements of the Company’s turnaround management team, $0.4 million was incurred for executive severances during the first quarter of 2004 compared with $0.2 million during the first quarter of 2005. The decrease in professional fees and litigation expenses was directly attributable to litigation expense of $0.3 million incurred during the first quarter of 2004 associated with the resolution of the Company’s derivative lawsuit that had been filed in December 2001 against certain current and former directors and former executive officers of the Company and City National Bank. This matter was settled in the second quarter of 2004. These decreases were partially offset by an increase of $0.2 million in other expenses.

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

The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through monthly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

In order to measure and manage its interest rate risk, the Company uses an asset/liability management and simulation software model to periodically update the interest sensitivity position of the Company’s balance sheet. The model is also used to perform analyses that measure the impact on net interest income and capital as a result of various changes in the interest rate environment. Such analyses quantify the effects of various interest rate scenarios on projected net interest income. The Company’s policy objective is to avoid negative fluctuations in net income of more than 15% within a 12-month period, assuming an immediate increase or decrease of 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity. The Company’s policy is to avoid negative fluctuations in the economic value of equity of more than 15% in response to either an increase, or decrease, of 300 basis points. There have been no material changes in the qualitative or quantitative information about market risk from the information provided in the Company’s December 31, 2004 Form 10-K.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. From January 1, 2003 through March 31, 2005, City National received regulatory approval to pay $135.7 million of cash dividends to the Parent Company, while generating net profits of $109.9 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company throughout 2005. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.6 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $16.6 million, to common shareholders. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. The Parent Company will also be required to pay shareholders of Classic Bancshares, Inc. approximately $20.8 million under the definitive agreement for the acquisition of Classic Bancshares, Inc. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of March 31, 2005, the Parent Company reported a cash balance of $26.2 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, if approved, will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2005 other than the repayment of its $28.8 million obligation under the debentures held by City Holding Capital Trust. However, this obligation does not mature until April 2028, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2005, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2005, City National has the capacity to borrow an additional $563.5 million from the FHLB under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (91.7% or $662.5 million at March 31, 2005) of its investment securities portfolio in the highly liquid available-for-sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 59.1% as of March 31, 2005 and deposit balances fund 74.6% of total assets. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 44.2% of the Company’s total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $722.2 million at March 31, 2005, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $349.8 million.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $16.3 million of cash from operating activities during the first quarter of 2005, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company used $40.8 million of cash in investing activities during the first quarter of 2005. The Company generated $17.8 million of cash in financing activities during the first quarter of 2005, principally as a result of increasing its short-term debt by $18.6 million which was partially offset by cash dividends paid to the Company’s common stockholders of $3.6 million.

CAPITAL RESOURCES

During the first quarter of 2005, Shareholders’ Equity increased $3.2 million, or 1.5%, from $216.1 million at December 31, 2004 to $219.3 million at March 31, 2005. This increase was primarily due to reported net income of $11.7 million for first quarter of 2005, which was partially offset by cash dividends declared during the quarter of $4.2 million and a $4.7 million reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was due to unrealized losses on the Company’s available for sale investment securities.

As previously disclosed, the Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management. Since the repurchase plan was adopted in July 2002, the Company has purchased 617,740 shares of its common stock. There were no such transactions during the first quarter of 2005 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.

Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8.0%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 4.0%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain total capital, Tier I capital, and leverage ratios of 10.0%, 6.0%, and 5.0%, respectively.

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

	Minimum	Well - Capitalized	Actual
			March 31 2005	December 31 2004
City Holding:
Total	8.0%	10.0%	17.0%	16.6%
Tier I Risk-based	4.0	6.0	15.9	15.5
Tier I Leverage	4.0	5.0	11.0	10.7
City National:
Total	8.0%	10.0%	15.1%	14.5%
Tier I Risk-based	4.0	6.0	14.1	13.3
Tier I Leverage	4.0	5.0	9.7	9.3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)    Exhibits:

31(a)    Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

31(b)    Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for David L. Bumgarner

32(a)    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

32(b)    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for David L. Bumgarner

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

Date: May 6, 2005