Form 10-Q
period 2005-06-30
CITY HOLDING CO
filed 2005-08-08
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Common stock, $2.50 Par Value – 17,999,886 shares as of August 4, 2005.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company could have adverse legal actions of a material nature; (5) the Company may face competitive loss of customers; (6) the Company may be unable to manage its expense levels; (7) the Company may have difficulty retaining key employees; (8) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (9) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (10) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; and (11) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	June 30 2005	December 31 2004
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$59,647	$52,854
Interest-bearing deposits in depository institutions	3,302	3,230

Cash and Cash Equivalents	62,949	56,084

Securities available for sale, at fair value	594,729	620,034
Securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2005 and December 31, 2004 - $61,259 and $64,476)	56,764	59,740

Total Securities	651,493	679,774

Loans:
Residential real estate	596,893	469,458
Home equity	307,354	308,173
Commercial real estate	445,241	400,801
Other commercial	138,923	71,311
Installment	48,668	18,145
Indirect	6,048	10,324
Credit card	16,188	18,126
Previously securitized loans	41,670	58,436

Gross loans	1,600,985	1,354,774
Allowance for loan losses	(18,298)	(17,815)

Net Loans	1,582,687	1,336,959

Bank owned life insurance	51,925	50,845
Premises and equipment	41,390	34,607
Accrued interest receivable	12,141	9,868
Net deferred tax asset	24,790	27,025
Intangible assets	61,578	6,255
Other assets	19,457	11,813

Total Assets	$2,508,410	$2,213,230

Liabilities
Deposits:
Noninterest-bearing	$338,165	$319,425
Interest-bearing:
Demand deposits	458,753	411,127
Savings deposits	315,891	281,466
Time deposits	782,775	660,705

Total Deposits	1,895,584	1,672,723

Short-term borrowings	156,770	145,183
Long-term debt	145,787	148,836
Other liabilities	30,645	30,408

Total Liabilities	2,228,786	1,997,150

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 and 16,919,248 shares issued at June 30, 2005 and December 31, 2004, respectively, less 523,172 and 331,191 shares, respectively, in treasury	46,249	42,298
Capital surplus	108,269	55,512
Retained earnings	143,551	128,175
Cost of common stock in treasury	(15,111)	(8,761)
Accumulated other comprehensive income:
Unrealized (loss) gain on securities available-for-sale	(805)	1,281
Unrealized (loss) on interest rate floors	(104)	—
Underfunded pension liability	(2,425)	(2,425)

Total Accumulated Other Comprehensive Income	(3,334)	(1,144)

Total Shareholders’ Equity	279,624	216,080

Total Liabilities and Shareholders’ Equity	$2,508,410	$2,213,230

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$24,523	$21,384	$46,713	$43,107
Interest on investment securities:
Taxable	7,682	7,374	15,328	14,598
Tax-exempt	447	457	882	934
Interest on retained interests	—	67	—	807
Interest on deposits in depository institutions	24	11	42	22
Interest on federal funds sold	—	—	4	—

Total Interest Income	32,676	29,293	62,969	59,468

Interest Expense
Interest on deposits	6,605	5,715	12,473	11,407
Interest on short-term borrowings	787	195	1,364	361
Interest on long-term debt	1,662	1,950	3,247	3,955

Total Interest Expense	9,054	7,860	17,084	15,723

Net Interest Income	23,622	21,433	45,885	43,745
Provision for loan losses	—	—	—	—

Net Interest Income After Provision for Loan Losses	23,622	21,433	45,885	43,745

Non-Interest Income
Investment securities gains	18	124	21	1,136
Service charges	9,685	8,110	18,128	15,491
Insurance commissions	545	718	1,137	1,378
Trust fee income	462	627	1,053	1,114
Bank owned life insurance	545	591	1,536	1,172
Mortgage banking income	106	71	224	139
Net proceeds from legal settlement	—	5,453	—	5,453
Other income	737	695	1,443	1,427

Total Non-Interest Income	12,098	16,389	23,542	27,310

Non-Interest Expense
Salaries and employee benefits	8,404	8,390	16,324	16,517
Occupancy and equipment	1,564	1,459	3,039	2,953
Depreciation	994	974	1,938	1,980
Professional fees and litigation expense	514	1,181	1,079	2,025
Postage, delivery, and statement mailings	615	598	1,268	1,283
Advertising	762	651	1,467	1,307
Telecommunications	513	463	986	929
Insurance and regulatory	365	320	731	651
Office supplies	275	273	478	585
Repossessed asset (gains), net of expenses	(16)	(108)	(15)	(51)
Loss on early estinguishment of debt	—	263	—	263
Other expenses	2,849	2,521	5,557	4,977

Total Non-Interest Expense	16,839	16,985	32,852	33,419

Income Before Income Taxes	18,881	20,837	36,575	37,636
Income tax expense	6,532	7,539	12,548	13,335

Net Income	$12,349	$13,298	$24,027	$24,301

Basic earnings per common share	$0.72	$0.80	$1.42	$1.46

Diluted earnings per common share	$0.71	$0.79	$1.40	$1.43

Dividends declared per common share	$0.25	$0.22	$0.50	$0.44

Average common shares outstanding:
Basic	17,268	16,694	16,938	16,687

Diluted	17,477	16,935	17,146	16,954

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2003	$42,298	$57,364	$96,460	$(6,803)	$1,371	$190,690
Comprehensive income:
Net income			24,301			24,301
Changes in other comprehensive income, net of deferred income taxes of $5,217:
Net unrealized loss on available-for-sale securities of $7,143, net of reclassification adjustment for gains included in net income of $682					(7,825)	(7,825)

Total comprehensive income						16,476
Cash dividends declared ($0.44/share)			(7,335)			(7,335)
Exercise of 84,803 stock options		(1,247)		2,214		967
Purchase of 109,300 shares for treasury				(3,229)		(3,229)

Balances at June 30, 2004	$42,298	$56,117	$113,426	$(7,818)	$(6,454)	$197,569

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2004	$42,298	$55,512	$128,175	$(8,761)	$(1,144)	$216,080
Comprehensive income:
Net income			24,027			24,027
Changes in other comprehensive income, net of deferred income taxes of $1,460:
Net unrealized loss on available-for-sale securities of $3,477, net of reclassification adjustment for gains included in net income of $12					(2,086)	(2,086)
Net unrealized loss on interest rate floors of $174, net of reclassification adjustment for net losses included in net income of $16					(104)	(104)

Total comprehensive income						21,837
Cash dividends declared ($0.50 per share)			(8,651)			(8,651)
Issuance of 1,580,034 shares for acquisition of Classic Bancshares, net 108,173 shares owned and transferred to treasury	3,951	53,739		(3,351)		54,339
Issuance of 15,300 stock awards shares		(307)		454		147
Exercise of 38,368 stock options		(675)		1,172		497
Purchase of 137,476 shares for treasury				(4,625)		(4,625)

Balances at June 30, 2005	$46,249	$108,269	$143,551	$(15,111)	$(3,334)	$279,624

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Six Months Ended June 30
	2005	2004
Operating Activities
Net income	$24,027	$24,301
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	1,048	514
Provision for depreciation	1,938	1,980
Deferred income tax expense	1,874	5,068
Periodic pension cost	24	—
Gain on sales of premises and equipment	(67)	—
Realized investment securities gains	(21)	(1,136)
Increase in retained interests	—	(802)
Proceeds from bank owned life insurance	910	—
Increase in value of bank owned life insurance	(1,536)	(1,172)
(Increase) decrease in accrued interest receivable	(727)	930
Increase in other assets	(3,923)	(421)
Decrease in other liabilities	(3,789)	(1,710)

Net Cash Provided by Operating Activities	19,758	27,552

Investing Activities
Proceeds from sales of available for sale securities	1,604	7,958
Proceeds from maturities and calls of available for sale securities	71,617	88,999
Purchases of available for sale securities	(11,737)	(160,800)
Proceeds from sale of money market and mutual fund available for sale securities	668,100	485,400
Purchases of money market and mutual fund available for sale securities	(666,650)	(402,200)
Purchases of held-to-maturity securities	—	(5,701)
Proceeds from maturities and calls of held-to-maturity securities	2,822	—
Net increase in loans	(15,132)	(11,458)
Redemption of retained interests	—	(12,560)
Sales of premises and equipment	101	76
Purchases of premises and equipment	(1,352)	(1,049)
Acquisition, net cash received	(7,121)	—

Net Cash Provided by (Used in) Investing Activities	42,252	(11,335)

Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(16,310)	387
Net (decrease) increase in interest-bearing deposits	(13,249)	21,070
Net decrease in short-term borrowings	(13,323)	(73,052)
Proceeds from long term debt	—	35,000
Repayment of long-term debt	(329)	(2,000)
Purchases of treasury stock	(4,625)	(3,229)
Exercise of stock options and issuance of stock awards	497	967
Cash dividends paid	(7,806)	(7,007)

Net Cash Used in Financing Activities	(55,145)	(27,864)

Increase (Decrease) in Cash and Cash Equivalents	6,865	(11,647)
Cash and cash equivalents at beginning of period	56,084	63,338

Cash and Cash Equivalents at End of Period	$62,949	$51,691

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2005. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no impact on net income or shareholders’ equity.

NOTE B –RETAINED INTERESTS AND PREVIOUSLY SECURITIZED LOANS

Between 1997 and 1999, the Company originated and securitized $760 million in 125% loan to value junior-lien underlying mortgages in six separate pools. The Company had a retained interest in the residual cash flows associated with these underlying mortgages after satisfying priority claims. Principal amounts owed to investors in the securitizations were evidenced by Notes that were subject to redemption under certain circumstances. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as “Previously Securitized Loans” within the loan portfolio. The Company exercised its early redemption option with respect to four of the trusts during 2003 and the remaining two trusts during 2004. As a result, carrying balances for “Retained Interests” became classified as “Previously Securitized Loans”. The table below summarizes information regarding delinquencies, net credit losses, and outstanding collateral balances of previously securitized loans for the dates presented:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31, 2004
(in thousands)	2005	2004
	(in thousands)
Previously Securitized Loans:
Total principal amount of loans outstanding	$59,403	$101,235	$75,038
Discount	(17,733)	(17,850)	(16,602)

Net book value	$41,670	$83,385	$58,436

Principal amount of loans between 30 and 89 days past due	$2,536	$6,809	$5,091
Principal amount of loans 90 days and above past due	376	1,338	832
Net credit (recoveries) losses during the period	(1,306)	2,264	2,680

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

As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the actual outstanding balance of the mortgage loans. As of June 30, 2005, the Company reported a book value of previously securitized loans of $41.7 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2005, was $59.4 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.

During the first six months of 2005 and 2004, the Company recognized $5.9 million and $7.6 million, respectively, of interest income from its previously securitized loans. This interest income was comprised of $5.7 million and $6.7 million, respectively, of interest and $0.2 million and $0.9 million, respectively, of discount accretion. The Company also accrued $0.8 million of interest income on its retained interests asset during the six months ended June 30, 2004.

NOTE C –DERIVATIVE INSTRUMENTS

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS No. 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. The Company has not entered into any fair value hedges as of June 30, 2005.

Under the cash flow hedge method, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. SFAS No. 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.

NOTE D – SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized below:

(in thousands)	June 30, 2005	December 31, 2004
Security repurchase agreements	$87,079	$70,183
Short-term FHLB advances	69,691	75,000

Total short-term borrowings	$156,770	$145,183

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

NOTE E – LONG-TERM DEBT

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	June 30, 2005	Weighted Average Interest Rate	December 31, 2004	Weighted Average Interest Rate
FHLB Advances	2006	$45,704	2.67%	$65,000	2.60%
FHLB Advances	2007	24,963	3.38%	20,000	3.41%
FHLB Advances	2008	38,444	4.01%	35,000	3.98%
FHLB Advances	2009	2,003	5.75%	—	—
FHLB Advances	2010	2,000	6.30%	—	—
FHLB Advances	Thereafter	3,837	4.91%	—	—
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a)	28,836	9.15%	28,836	9.15%

Total long-term debt		$145,787		$148,836

(a)	Junior Subordinated Debentures owed to City Holding Capital Trust are redeemable prior to maturity at the option of the Company (i) on or after April 1, 2008, in whole at any time or in part from time-to-time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

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

NOTE F – EMPLOYEE BENEFIT PLANS

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

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2005	2004
Risk-free interest rate	3.71%	3.16%
Expected dividend yield	3.12%	2.86%
Volatility factor	0.388	0.405
Expected life of option	5 years	5 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except earnings per share data)
Net income, as reported	$12,349	$13,298	$24,027	$24,301
Pro forma stock-based employee compensation expense, net of tax	(172)	(179)	(204)	(371)

Net income, pro forma	$12,177	$13,119	$23,823	$23,930

Basic earnings per share, as reported	$0.72	$0.80	$1.42	$1.46
Pro forma stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.01)	(0.02)

Basic earnings per share, pro forma	$0.71	$0.79	$1.41	$1.44

Diluted earnings per share, as reported	$0.71	$0.79	$1.40	$1.43
Pro forma stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.01)	(0.02)

Diluted earnings per share, pro forma	$0.70	$0.78	$1.39	$1.41

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	602,307	$16.51	650,671	$13.19
Granted	99,000	32.15	107,500	33.62
Exercised	(38,368)	12.95	(84,803)	11.42
Forfeited	(60,000)	33.90	(500)	15.25

Outstanding at June 30	602,939	$17.57	672,868	$16.68

Additional information regarding stock options outstanding and exercisable at June 30, 2005, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$5.75 - $9.86	180,569	$6.06	67	180,569	$6.06
$13.30	199,204	13.30	79	199,204	13.30
$28.00 - $33.90	223,166	30.70	96	106,290	28.69

	602,939			486,063

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the fair market value of the common stock covered by each award on the date of grant The restricted shares awarded become fully vested after three years of continued employment from the date of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders’ equity is being amortized as compensation expense over three years using the straight-line method, depending on the vesting schedule. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for both of the six month periods ended June 30, 2005 and 2004, and approximated $0.1 million for both of the three month periods ended June 30, 2005 and 2004.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. During the first six months of 2005 and 2004, the Company made contributions to the Defined Benefit Plan approximating $0.1 million and $0.3 million, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Interest cost	$165	$161	$331	$321
Expected return on plan assets	(191)	(197)	(381)	(393)
Net amortization and deferral	50	36	74	72

Net Periodic Pension Cost	$24	$—	$24	$—

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The Company has entered into agreements with its customers to extend credit or provide a conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion. Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfounded portion of these commitments is not reflected in the balance sheet. The table below presents a summary of the contractual obligations of the Company resulting from significant commitments:

(in thousands)	June 30, 2005	December 31, 2004
Commitments to extend credit:
Home equity lines	$145,975	$137,582
Credit card lines	42,151	46,284
Commercial real estate	66,874	41,691
Other commitments	130,910	120,288
Standby letters of credit	4,347	4,737
Commercial letters of credit	261	1,329

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$12,349	$13,298	$24,027	$24,301

Average shares outstanding	17,268	16,694	16,938	16,687

Effect of dilutive securities:
Employee stock options	209	241	208	267

Shares for diluted earnings per share	17,477	16,935	17,146	16,954

Basic earnings per share	$0.72	$0.80	$1.42	$1.46

Diluted earnings per share	$0.71	$0.79	$1.40	$1.43

Options to purchase 90,000 shares of common stock at exercise prices between $32.89 and $33.90 per share were outstanding during the second quarter of 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Options to purchase 107,500 shares of common stock at exercise prices between $31.38 and $33.90 per share were outstanding during the second quarter of 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE I – ACQUISITIONS

On May 20, 2005, City completed the acquisition of Classic Bancshares (“Classic”) and the merger of Classic’s subsidiary, Classic Bank, into City National Bank. City and Classic had entered into a definitive agreement and plan of merger on December 29, 2004. Classic operated 10 full-service branches located in Eastern Kentucky and Southeastern Ohio. The primary reason for the merger with Classic was for City to expand its presence in the Huntington/Ashland WV-KY-OH MSA. With the acquisition of Classic, City is now the largest commercial banking franchise in the Huntington/Ashland WV-KY-OH MSA. On May 20, 2005, Classic had total assets of $338 million, net loans of $254 million, deposits of $252 million, and $37 million of shareholders’ equity. The acquisition was accounted for using the purchase accounting method and the results of operations of Classic are included in City’s consolidated statement of income from the date of acquisition forward.

The aggregate purchase price for the acquisition was approximately $81 million and was consummated by the exchange of a combination of City’s common stock and cash for Classic’s common stock. Shareholders of Classic’s common stock received 0.9624 shares of City’s common stock and $11.08 in cash for each share of Classic common stock owned by them. The purchase was funded through the issuance of 1,580,034 shares of City newly issued common shares and cash consideration of $18.2 million from City’s available cash.

City also paid $3.3 million for Classic’s outstanding stock options to those individuals electing cash instead of City stock and incurred $2.3 million in direct costs associated with the merger. Included in the direct merger costs were $0.9 million of involuntary employee termination costs, $0.9 million of legal, accounting advisory and conversion costs, and $0.5 million of other direct merger related costs.

The cost to acquire Classic has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon preliminary estimated fair values. The allocation of the purchase price is preliminary and is subject to changes in the estimated fair values of assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed ($51.1 million) was assigned to goodwill. In connection with the preliminary purchase price allocation, City also assigned approximately $5.1 million to intangible assets including $4.4 million to deposit base intangibles. Deposit base intangibles will be amortized over their estimated remaining life of 10 years on an accelerated basis. Goodwill is not subject to amortization and is not deductible for tax purposes. Goodwill will be evaluated annually for possible impairment.

Pro forma information regarding the acquisition has not been presented as the acquisition is not deemed to be significant.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced that it would permit companies to implement SFAS No. 123R at the beginning of their next fiscal year (January 1, 2006 for the Company) instead of their next reporting period beginning after June 15, 2005, as required by SFAS No. 123R. The Company expects to transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards at their grant date. The Company does not expect that the recognition of compensation costs for unvested options upon the date of adoption will be materially different from the pro forma information shown under Note F, “Employee Benefit Plans.” Compensation expense for share-based awards granted after the date of adoption will depend on the number of awards issued and the fair value of that award on the grant date.

In June 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments”, which clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that FSP FAS 115-1 will materially impact the Company’s financial condition or results of operations. The FASB recently said that no further guidance on other-than temporary impairment would be forthcoming.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company’s consolidated financial statements.

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

Pages 24 - 28 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 28 and 29 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“Notes”) in certain of the Company’s securitization transactions. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income. Effective January 1, 2005, the Company adopted Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), issued by the Accounting Standards Executive Committee. This pronouncement did not change the accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. In accordance with SOP 03-3, an impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows decline below the recorded value of previously securitized loans.

FINANCIAL SUMMARY

Six Months Ended June 30, 2005 vs. 2004

The Company reported consolidated net income of $24.0 million, or $1.40 per diluted common share, for the six months ended June 30, 2005, compared to $24.3 million, or $1.43 per diluted common share for the six months ended June 30, 2004. The six months ended June 30, 2004 included income of $3.2 million net of expenses and taxes, or $0.19 per diluted share, recognized in conjunction with the settlement of a derivative action brought against certain current and former directors and former executive officers of City Holding Company and City National Bank. Also, as previously noted, City completed its acquisition of Classic Bancshares during the second quarter of 2005. Return on average assets (“ROA”) was 2.10% and return on average equity (“ROE”) was 20.30% for the first six months of 2005, compared to 2.19% and 23.99%, respectively, for the first six months of 2004.

Net interest income increased $2.2 million from $43.7 million for the six months ended June 30, 2004, to $45.9 million for the six months ended June 30, 2005. Net of investment securities gains and legal settlement proceeds, non-interest income increased $2.8 million, or 13.5%, during the first six months of 2005, as compared to the first six months of 2004. This increase was primarily due to increased service charge income of $2.6 million, or 17.0%, from $15.5 million to $18.1 million for the six months ended June 30, 2004 and 2005, respectively. Non-interest expense decreased $0.5 million during the first six months of 2005, primarily as a result of additional legal expenses associated with the derivative action for the six months ended June 30, 2004. No provision for loan losses was recorded for either of the comparable six-month periods.

Three Months Ended June 30, 2005 vs. 2004

The Company reported consolidated net income of $12.3 million, or $0.71 per diluted common share, for the three months ended June 30, 2005, compared to $13.3 million, or $0.79 per diluted common share for the second quarter of 2004. Return on average assets (“ROA”) was 2.09% and return on average equity (“ROE”) was 19.76% for the second quarter of 2005, compared to 2.39% and 25.64%, respectively, for the second quarter of 2004. As noted previously, the Company recognized income of $3.2 million, net of expenses and taxes, during the second quarter of 2004 related to the settlement of a derivative action.

The Company’s net interest income increased $2.2 million from the second quarter of 2004 to the second quarter of 2005 (see Net Interest Income). As further discussed under the caption Non-Interest Income and Expense, the Company experienced continued growth in non-interest income in 2005, as compared to 2004, as service charge revenues earned on depository relationships increased $1.6 million, or 19.4%, from $8.1 million in the second quarter of 2004 to $9.7 million in 2005. Non-interest expenses decreased from $17.0 million in the second quarter of 2004 to $16.8 million in the second quarter of 2005 as increases in non-interest expense from the Classic acquisition were essentially offset by decreases in legal expenses due to litigation during the second quarter of 2004 for resolution of the Company’s derivative lawsuit.

NET INTEREST INCOME

Six Months Ended June 30, 2005 vs. 2004

On a tax equivalent basis, net interest income increased $2.2 million, or 4.8%, from $44.2 million in the first six months of 2004 to $46.4 million in the first six months of 2005. This increase was primarily due to increased interest income from the Company’s traditional loan portfolio (excluding previously securitized loans) and the Classic acquisition. Interest income from traditional loan products increased $3.6 million, or 10.0%, from the six months ended June 30, 2004 to the six months ended June 30, 2005. This was due to an increase in the average balances outstanding of these loans of $66.4 million, or 5.0%, and increased yields on such loans of approximately 23 basis points. The yield improved as a result of increases by the Federal Reserve in the Federal Funds rate and the Company’s positioning of its balance sheet to benefit from such rising rates. The Classic acquisition increased interest income by $2.0 million during the first six months of 2005.

Theses increases were partially offset by decreased income associated with previously securitized loans and additional interest expense. Decreasing balances of previously securitized loans and retained interests with high yields reduced the amount of interest income reported. Average balances of previously securitized loans and retained interests decreased from $94.4 million for the six months ended June 30, 2004 to $50.2 million for the six months ended June 30, 2005. As a result of this decrease of $44.2 million, interest income from these loan types decreased $4.0 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. This decrease was partially mitigated as the yield on previously securitized loans increased from 17.39% for the six months ended June 30, 2004 to 23.75% for the six months ended June 30, 2005 as a result of lower default rates and balances prepaying faster than expected (see Previously Securitized Loans). As a result of the yield increase, interest income from previously securitized loans increased $1.6 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. Additionally, as a result of the Classic acquisition and the increasing interest rate environment, interest expense increased $1.4 million from the six months ended June 30, 2004 to the six months ended June 30, 2005.

The net interest margin for the first six months of 2005 of 4.44% represented an 11 basis point increase from the first six months of 2004’s net interest margin of 4.33%. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates. Since June 2004, the Federal funds rate has increased 225 basis points from 1.00% to 3.25% in June 2005. To manage its interest rate risk, the Company has focused on the origination of variable rate lending in its traditional lending areas of residential real estate, home equity and commercial real estate loan portfolios. Excluding the impact of previously securitized loans, retained interests and the Classic acquisition, the Company’s net interest margin increased 27 basis points, or $3.2 million, for the six months ended June 30, 2004 when compared to the six months ended June 30, 2005.

Three Months Ended June 30, 2005 vs. 2004

During the second quarter of 2005, the Company recorded tax equivalent net interest income of $23.9 million as compared to $21.7 million during the second quarter of 2004. This increase was primarily due to increased interest income from the Company’s traditional loan portfolio and the Classic acquisition. Interest income from the Company’s traditional loan portfolio increased $2.4 million, or 13.4%, for the second quarter of 2005 as compared to the second quarter of 2004. This was due to an increase in the average balances outstanding of $64.4 million, or 4.8%, and increased yields on such loans of approximately 26 basis points. The yield improved as a result of increases by the Federal Reserve in the Federal Funds rate and the Company’s positioning of its balance sheet to benefit from such rising rates by emphasizing variable rate loan products. The Classic acquisition increased interest income by $2.0 million during the three months ended June 30, 2005.

Theses increases were partially offset by decreased income associated with previously securitized loans and increased interest expense. Decreasing balances of previously securitized loans and retained interests with high yields reduced the amount of interest income reported. Average balances of previously securitized loans and retained interests decreased from $91.3 million for the quarter ended June 30, 2004 to $45.6 million for the quarter ended June 30, 2005. As a result of this decrease of $45.7 million, interest income from these loan types declined $1.9 million from the quarter ended June 30, 2004 to the quarter ended June 30, 2005. This decrease was partially mitigated as the yield on previously securitized loans increased from 16.74% for the three months ended June 30, 2004 to 24.95% for the three months ended June 30, 2005 as a result of lower default rates and balances prepaying faster than expected (see Previously Securitized Loans). As a result of the yield increase, interest income from previously securitized loans increased $0.9 million from the three months ended June 30, 2004 to the three months ended June 30, 2005. Additionally, as a result of the Classic acquisition and the increasing interest rate environment, interest expense increased $1.2 million for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004.

The net interest margin for the second quarter of 2005 of 4.42% represented a 20 basis point increase from the second quarter of 2004’s net interest margin of 4.22% and approximated the net interest margin of 4.40% for the quarter ended March 31, 2005. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates by emphasizing variable rate loan products. Excluding the impact of previously securitized loans, retained interests and the Classic acquisition, the Company’s net interest margin increased 33 basis points, or $1.8 million, when comparing the quarter ended June 30, 2005 to the quarter ended June 30, 2004. The Company’s ability to continue to report positive net interest margin trends will be dependent upon its ability to increase loan balances and/or a continued rising interest rate environment.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Six months ended June 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$494,968	$13,809	5.63%	$445,780	$13,571	6.12%
Home equity	305,410	8,876	5.86	291,947	6,444	4.44
Commercial real estate	412,335	12,514	6.12	352,008	9,731	5.56
Other commercial	84,378	2,514	6.01	75,320	1,917	5.12
Loans to depository institutions	14,961	213	2.87	6,154	35	1.14
Installment	24,102	1,359	11.37	29,028	1,621	11.23
Indirect	8,025	441	11.08	20,204	1,103	10.98
Credit card	17,122	1,070	12.60	18,209	1,093	12.07
Previously securitized loans	50,230	5,917	23.75	87,797	7,592	17.39

Total loans	1,411,531	46,713	6.67	1,326,447	43,107	6.54
Securities:
Taxable	651,275	15,328	4.75	677,143	14,598	4.34
Tax-exempt (2)	39,269	1,357	6.97	39,037	1,437	7.40

Total securities	690,544	16,685	4.87	716,180	16,035	4.50
Retained interests in securitized loans	—	—	—	6,636	807	24.46
Deposits in depository institutions	4,391	42	1.93	5,554	22	0.80
Federal funds sold	290	4	2.78	—	—	—

Total interest-earning assets	2,106,756	63,444	6.07	2,054,817	59,971	5.87
Cash and due from banks	41,063			44,097
Bank premises and equipment	36,229			34,796
Other assets	123,538			102,519
Less: allowance for loan losses	(17,485)			(20,637)

Total assets	$2,290,101			$2,215,592

Liabilities
Interest-bearing demand deposits	$421,005	$1,561	0.75%	$401,639	$1,241	0.62%
Savings deposits	284,281	823	0.58	281,006	729	0.52
Time deposits	685,619	10,089	2.97	662,171	9,437	2.87
Short-term borrowings	151,158	1,364	1.82	114,881	361	0.63
Long-term debt	151,796	3,247	4.31	218,242	3,955	3.64

Total interest-bearing liabilities	1,693,859	17,084	2.03	1,677,939	15,723	1.88
Noninterest-bearing demand deposits	331,046			310,509
Other liabilities	28,522			24,569
Stockholders’ equity	236,674			202,575

Total liabilities and stockholders’ equity	$2,290,101			$2,215,592

Net interest income		$46,360			$44,248

Net yield on earning assets			4.44%			4.33%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Six months ended June 30, 2005 vs. 2004 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,493	$(1,255)	$238
Home equity	296	2,136	2,432
Commercial real estate	1,663	1,120	2,783
Other commercial	230	367	597
Loans to depository institutions	50	128	178
Installment	(274)	12	(262)
Indirect	(663)	1	(662)
Credit card	(65)	42	(23)
Previously securitized loans	(3,240)	1,565	(1,675)

Total loans	(510)	4,116	3,606
Securities:
Taxable	(556)	1,286	730
Tax-exempt (1)	9	(89)	(80)

Total securities	(547)	1,197	650
Retained interests in securitized loans	(805)	(2)	(807)
Deposits in depository institutions	(5)	25	20
Federal funds sold	—	4	4

Total interest-earning assets	$(1,867)	$5,340	$3,473

Interest-bearing liabilities:
Demand deposits	$60	$260	$320
Savings deposits	8	86	94
Time deposits	333	319	652
Short-term borrowings	114	889	1,003
Long-term debt	(1,201)	493	(708)

Total interest-bearing liabilities	$(686)	$2,047	$1,361

Net Interest Income	$(1,181)	$3,293	$2,112

(1)	Fully federal taxable equivalent using a tax rate of 35%.

TABLE THREE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended June 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$523,607	$7,290	5.58%	$450,436	$6,719	6.00%
Home equity	304,475	4,602	6.06	297,628	3,268	4.42
Commercial real estate	423,254	6,584	6.24	355,144	4,864	5.51
Other commercial	100,301	1,510	6.04	76,047	955	5.05
Loans to depository institutions	21,956	164	3.00	9,011	26	1.16
Installment	31,032	818	10.57	26,964	744	11.10
Indirect	6,966	193	11.11	18,015	491	10.96
Credit card	16,706	526	12.63	18,004	539	12.04
Previously securitized loans	45,583	2,836	24.95	90,752	3,778	16.74

Total loans	1,473,880	24,523	6.67	1,342,001	21,384	6.41
Securities:
Taxable	645,375	7,682	4.77	680,100	7,374	4.36
Tax-exempt (2)	41,209	688	6.70	38,100	703	7.42

Total securities	686,584	8,370	4.89	718,200	8,077	4.52
Retained interests in securitized loans	—	—	—	547	67	49.26
Deposits in depository institutions	5,061	24	1.90	5,461	11	0.81

Total interest-earning assets	2,165,525	32,917	6.10	2,066,209	29,539	5.75
Cash and due from banks	38,292			43,485
Bank premises and equipment	38,104			34,588
Other assets	140,301			99,983
Less: allowance for loan losses	(17,489)			(20,053)

Total assets	$2,364,733			$2,224,212

Liabilities
Interest-bearing demand deposits	$428,700	$845	0.79%	$405,824	$637	0.63%
Savings deposits	291,368	468	0.64	282,620	366	0.52
Time deposits	713,383	5,292	2.98	662,611	4,712	2.86
Short-term borrowings	158,170	787	2.00	112,548	195	0.70
Long-term debt	154,723	1,662	4.31	215,264	1,950	3.64

Total interest-bearing liabilities	1,746,344	9,054	2.08	1,678,867	7,860	1.88
Noninterest-bearing demand deposits	340,340			313,410
Other liabilities	28,098			24,476
Stockholders’ equity	249,951			207,459

Total liabilities and stockholders’ equity	$2,364,733			$2,224,212

Net interest income		$23,863			$21,679

Net yield on earning assets			4.42%			4.22%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE FOUR

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended June 30, 2005 vs. 2004 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,095	$(524)	$571
Home equity	75	1,259	1,334
Commercial real estate	936	784	1,720
Other commercial	305	250	555
Loans to depository institutions	37	101	138
Installment	113	(39)	74
Indirect	(302)	4	(298)
Credit card	(39)	26	(13)
Previously securitized loans	(1,885)	943	(942)

Total loans	335	2,804	3,139
Securities:
Taxable	(377)	685	308
Tax-exempt (1)	58	(73)	(15)

Total securities	(319)	612	293
Retained interests in securitized loans	(67)	—	(67)
Deposits in depository institutions	(1)	14	13

Total interest-earning assets	$(52)	$3,430	$3,378

Interest-bearing liabilities:
Demand deposits	$36	$172	$208
Savings deposits	11	91	102
Time deposits	362	218	580
Short-term borrowings	80	512	592
Long-term debt	(549)	261	(288)

Total interest-bearing liabilities	$(60)	$1,254	$1,194

Net Interest Income	$8	$2,176	$2,184

(1)	Fully federal taxable equivalent using a tax rate of 35%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit reviews, with consideration given to the potential impairment of certain credits and historical charge-off percentages, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for current economic conditions and other inherent risk factors.

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

Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

While the Company recorded no provision for loan losses in the second quarter of 2005 and has not recorded a provision for loan losses since the second quarter of 2002, the Company’s allowance for loan losses increased from March 31, 2005, to June 30, 2005, due to the acquisition of Classic. During the last three years, management has implemented a number of strategic initiatives to strengthen the loan portfolio including tightening credit standards, changing the overall mix of the portfolio to include a higher proportion of real estate secured loans, and identifying and charging-off or resolving problem loans. As a result of these initiatives, the quality of the Company’s loan portfolio has increased significantly as evidenced by the improvement in its ratio of non-performing assets to total loans and other real estate owned from 1.38% at June 30, 2002 to 0.28% at June 30, 2005. As the Company’s asset quality has improved, the Company’s need for additional allowance for loan losses has decreased. However, given the relatively stable credit profile achieved over the last several years, the Company expects that it may begin to record a provision for loan losses within the next three to six months. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans.

The allowance allocated to the commercial loan portfolio (see Table Seven) decreased $1.8 million, or 17.0%, from $10.6 million at December 31, 2004 to $8.8 million at June 30, 2005. This decline was due primarily to the sale of two commercial loans totaling $2.8 million that had been considered classified loans and the Company’s improved commercial loan credit quality, which has favorably impacted historical loss percentages applied to commercial credits not specifically reviewed.

The allowance allocated to the residential real estate portfolio (see Table Seven) increased $1.6 million, or 49.9%, from $3.1 million at December 31, 2004 to $4.7 million at June 30, 2005. This increase was primarily due to residential real estate loans increasing by $127.4 million, or 27.2%, from December 31, 2004 to June 30, 2005 from the acquisition of Classic and due to an increase historical loss percentages during the first six months of 2005.

The allowance allocated to the consumer loan portfolio (see Table Seven) of $2.9 million has increased $0.3 million from December 31, 2004 to June 30, 2005. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, increased $24.3 million from December 31, 2004 to June 30, 2005, primarily as a result of the Classic acquisition. The increase in balances was partially offset by lower historical loss percentages in the consumer loan portfolio, which decreased by 31% from December 31, 2004 to June 30, 2005.

The allowance allocated to overdraft deposit accounts (see Table Seven) increased $0.4 million, or 28.3%, from $1.5 million at December 31, 2004 to $1.9 million at June 30, 2005. Similarly, the balance of overdraft deposit accounts, included in installment loans in the Consolidated Balance Sheets, increased from $2.0 million at December 31, 2004 to $2.5 million at June 30, 2005.

As noted previously, when the Company redeemed the outstanding Notes from its retained interests in loan securitizations, it added “previously securitized loans” to its loan portfolio. The carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would then need to provide for such losses through the provision and allowance for loan losses.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2005, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans. The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at June 30, 2005.

TABLE FIVE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Six months ended June 30,		Year ended December 31, 2004
(in thousands)	2005	2004
Balance at beginning of period	$17,815	$21,426	$21,426

Allowance from acquisition	3,265	—	—

Charge-offs:
Residential real estate	(334)	(391)	(855)
Home equity	(647)	(200)	(309)
Commercial real estate	(1,046)	(385)	(1,625)
Other commercial	(46)	(181)	(415)
Installment	(571)	(1,045)	(2,071)
Overdraft deposit accounts	(1,576)	(1,397)	(2,614)

Total charge-offs	(4,220)	(3,599)	(7,889)

Recoveries:
Residential real estate	53	237	570
Home equity	9	5	6
Commercial real estate	361	511	1,444
Other commercial	79	183	365
Installment	380	462	792
Overdraft deposit accounts	556	608	1,101

Total recoveries	1,438	2,006	4,278

Net charge-offs	(2,782)	(1,593)	(3,611)
Provision for loan losses	—	—	—

Balance at end of period	$18,298	$19,833	$17,815

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.4)%	(0.2)%	(0.3)%
Provision for loan losses (annualized)	—	—	—
As a Percent of Non-Performing Loans:
Allowance for loan losses	463.9%	492.7%	487.3%

TABLE SIX

NON-PERFORMING ASSETS

	As of June 30,		As of December 31, 2004
(in thousands)	2005	2004
Non-accrual loans	$2,709	$1,792	$2,147
Accruing loans past due 90 days or more	936	689	677
Previously securitized loans past due 90 days or more	299	1,544	832

Total non-performing loans	3,944	4,025	3,656
Other real estate owned	471	171	247

Total non-performing assets	$4,415	$4,196	$3,903

TABLE SEVEN

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of June 30,		As of December 31, 2004
(in thousands)	2005	2004
Commercial, financial and agricultural	$8,845	$12,372	$10,655
Real estate – mortgage	4,724	3,090	3,151
Installment loans to individuals	2,859	2,908	2,552
Overdraft deposit accounts	1,870	1,463	1,457

Allowance for Loan Losses	$18,298	$19,833	$17,815

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

Previously Securitized Loans: As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, classified as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding balance of the loans. As of June 30, 2005, the Company reported a carrying value of previously securitized loans of $41.7 million, while the actual outstanding contractual balance of these loans was $59.4 million. The previously securitized loans are accounted for in accordance with Statement of Position 03-3. The difference (“the discount”) between the carrying value and the expected total cash flows from previously securitized loans of $17.7 million at June 30, 2005, is accreted into interest income over the life of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.

During the first six months of 2005, defaults on the previously securitized loans have been at a lower rate than expected and thus the expected cash flows have increased. Because the expected cash flows are greater than previously assumed, the accretable yield has increased which has caused the yield on the previously securitized loans to increase. In addition, the Company has now assumed 100% of the servicing on the pool balances as of June 30, 2005. This also had a favorable impact on the yield realized on the previously securitized loans due to the elimination of the servicing fees previously paid to the external servicing agent and an improvement in the collection and recovery process since January 2005. The yield on previously securitized loans is now estimated to be in the range of 24% and 27%, depending on defaults and prepayment rates experienced on these loans in the future.

During the first six months of 2005 and 2004, the Company recognized $5.9 million and $7.6 million, respectively, of interest income on its previously securitized loans. Cash receipts for the three and six months ended June 30, 2005 and 2004 are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Principal receipts	$8,834	$14,069	$16,941	$23,977
Interest income receipts	2,729	3,471	5,442	6,701

Total cash receipts	$11,563	$17,540	$22,383	$30,678

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:
December 31, 2005	$34 million
December 31, 2006	23 million
December 31, 2007	17 million
December 31, 2008	13 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Six Months Ended June 30, 2005 vs. 2004

Non-Interest Income: Net of investment securities gains and legal settlement proceeds, non-interest income increased $2.8 million, or 13.5%, from $20.7 million for the first six months of 2004 to $23.5 million in 2005. As a result of the Company’s continued focus on growing its retail banking franchise through customer growth and an increase in its pricing structure, the Company experienced a $2.6 million, or 17.0%, increase in service charge revenues in the first six months of 2005, as compared to the first six months of 2004. The Company also experienced additional revenue of $0.4 million from bank-owned life insurance from the settlement of an insured claim. Insurance commissions decreased $0.2 million from the second quarter of 2004 to the second quarter of 2005.

As mentioned previously, non-interest income the first half of 2004 included $5.5 million of income from the settlement of litigation brought in December 2001 against certain directors and former directors and executive officers of the Company and City National.

Non-Interest Expense: Total non-interest expense decreased $0.6 million, or 1.7%, from $33.4 million in the first six months of 2004 to $32.8 million in the first six months of 2005. The Classic acquisition increased non-interest expenses by $0.5 million during the first six months of 2005. Excluding the impact of Classic, non-interest expenses decreased by $1.1 million primarily due to a decrease of $0.9 million of expense in the first six months of 2004 associated with the derivative action previously discussed. Also during the first six months of 2005, other expenses increased by $0.5 million due to increases in bankcard volume and customers. This increase was essentially offset by decreased compensation expense of $0.4 million primarily as a result of lower executive severances.

Three Months Ended June 30, 2005 vs. 2004

Non-Interest Income: Net of investment securities gains and legal settlement proceeds, non-interest income increased $1.3 million, or 11.7%, to $12.1 million in the second quarter of 2005 as compared to $10.8 million in the second quarter of 2004. The largest source of non-interest income is service charges for depository accounts, which increased $1.6 million, or 19.4%, from $8.1 million during the second quarter of 2004 to $9.7 million during the second quarter of 2005. This increase was primarily a reflection of an increase in the number of customers served by the Company, their increased utilization of services, and a pricing increase. Trust and insurance commissions decreased $0.2 million and $0.2 million, respectively, from the second quarter of 2004 to the second quarter of 2005.

Non-Interest Expense: Non-interest expenses decreased from $17.0 million in the second quarter of 2004 to $16.8 million in the first quarter of 2005. The Classic acquisition increased non-interest expenses by $0.5 million during the second quarter of 2005. Excluding the impact of Classic, non-interest expenses decreased by $0.7 million primarily due to litigation expense of $0.6 million incurred during the second quarter of 2004 associated with the resolution of the Company’s derivative lawsuit. Aside from these two issues, the Company’s non-interest expenses essentially remained flat for the quarters ended June 30, 2005 and 2004.

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

In order to measure and manage its interest rate risk, the Company uses an asset/liability management and simulation software model to periodically update the interest sensitivity position of the Company’s balance sheet. The model is also used to perform analyses that measure the impact on net interest income and capital as a result of various changes in the interest rate environment. Such analyses quantify the effects of various interest rate scenarios on projected net interest income. The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate increase or decrease of 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

During the second quarter of 2005, the Company entered into three separate $100 million notional value interest rate floors, with terms of 3, 4 and 5 years for each respective instrument. These instruments provide the Company protection against the impact of declining interest rates on the Company’s variable rate home equity loans. At June 30, 2005, the notional value of the interest rate floor agreements was $300 million and had related market losses of $0.1 million, net of tax, which is recorded in other comprehensive income.

The following table summarizes the sensitivity of the Company’s net income to various interest rate scenarios. The results of the sensitivity analyses presented below differ from the results used internally by ALCO in that, in the analyses below, interest rates are assumed to have an immediate and sustained parallel shock. The Company recognizes that rates are volatile, but rarely move with immediate and parallel effects. Internally, the Company considers a variety of interest rate scenarios that are deemed to be possible while considering the level of risk it is willing to assume in “worst-case” scenarios such as shown by the following:

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year
	June 30, 2005	December 31, 2004
+300	+9.4%	+9.1%
+200	+6.9%	+6.7%
+100	+3.4%	+3.9%
-100	-2.4%	-9.7%
-200	-5.6%	N/A

These results are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2005 and beyond.

Based upon the results above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat. However, these results do not necessarily imply that the Company will experience increases in net income if market interest rates rise. In fact, the Company has significant exposure due to projected decreases in outstanding balances of previously securitized loans. Between July 2005 and December 2006, based upon the Company’s projected reductions in outstanding balances of previously securitized loans, assuming that market interest rates remain unchanged, and assuming that other loan and deposit balances remain unchanged, the Company anticipates a reduction in net interest income of approximately 8% and a corresponding reduction in net income of approximately 9%. The table above demonstrates that increases in the level of market interest rates could partially or fully offset this impact.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. From January 1, 2003 through June 30, 2005, City National received regulatory approval to pay $147.5 million of cash dividends to the Parent Company, while generating net profits of $122.6 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company throughout 2005. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, (3) fund the acquisition of Classic Bancshares, and (4) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.6 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $18.0 million, to common shareholders. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of June 30, 2005, the Parent Company reported a cash balance of $23.2 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, if approved, will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2005, deposits and capital significantly fund City National’s assets. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2005, City National has the capacity to borrow an additional $526.3 million from the FHLB under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (91.3% or $594.7 million at June 30, 2005) of its investment securities portfolio in the highly liquid available for sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 63.1% as of June 30, 2005 and deposit balances fund 75.6% of total assets. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 44.4% of the Company’s total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $651.5 million at June 30, 2005, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $338.8 million.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $19.8 million of cash from operating activities during the first six months of 2005, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company generated $42.3 million of cash from investing activities during the first six months of 2005. The Company used $55.1 million of cash in financing activities during the first six months of 2005.

CAPITAL RESOURCES

During the six months of 2005, Shareholders’ Equity increased $63.5 million, or 29.4%, from $216.1 million at December 31, 2004 to $279.6 million at June 30, 2005. This increase was primarily due to the issuance of 1,580,034 shares, net of 108,173 shares owned and transferred to treasury, for the acquisition of Classic Bancshares, which increased equity by $54.3 million. In addition, the Company reported net income of $24.0 million for the first six months of 2005, which was partially offset by cash dividends declared during the period of $8.7 million and a $2.2 million reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was due to unrealized losses on the Company’s available for sale investment securities and interest rate swaps.

The Company repurchased 137,476 shares of its common stock for treasury at a weighted average price of $33.65 as part of a 1 million share repurchase plan authorized by the Board of Directors in June 2002. On June 29, 2005, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 5% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No timetable was placed on the duration of the share repurchase program. As part of this authorization, the Company rescinded the share repurchase program approved in June 2002. The Company had repurchased 755,216 shares under the June 2002 Stock Repurchase Plan. There can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.

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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
	Minimum	Well - Capitalized	June 30 2005	December 31 2004
City Holding:
Total	8.0%	10.0%	15.4%	16.6%
Tier I Risk-based	4.0	6.0	14.4	15.5
Tier I Leverage	4.0	5.0	10.8	10.7
City National:
Total	8.0%	10.0%	14.00%	14.5%
Tier I Risk-based	4.0	6.0	12.9	13.3
Tier I Leverage	4.0	5.0	9.7	9.3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 1, 2005, the Company issued 10,500 shares of restricted stock to certain employees from treasury. The shares vest ratably over a 3-year period. Total compensation expense of approximately $305,000 will be recognized over the 3-year period. As of June 30, 2005, deferred compensation related to the restricted stock totaled approximately $258,000.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	—	$—	617,740	382,260
May 1 – May 31, 2005	62,116	$33.22	679,856	320,144
June 1 – June 30, 2005	75,360	$34.01	755,216	244,784

(a)	In June 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Management had been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. In June 2005, the Company announced that the Board of Directors rescinded the share repurchase program approved in June 2002 and announced it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities	None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 2005 at which time shareholders were asked to consider the following two proposals, which were more fully described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 18, 2005:

1. To elect six Class II directors to serve for a term of three years.

2. To ratify the Board of Directors’ appointment of Ernst & Young LLP as independent auditors of City Holding Company for 2005.

The vote tabulation was as follows:

1. Election of six Class II directors to the Board of Directors:

Director/Nominee	Votes For	Votes Withheld
Samuel M. Bowling	10,340,838	2,199,511
Hugh R. Clonch	9,790,332	2,750,017
Robert D. Fisher	10,466,273	2,074,076
Jay C. Goldman	10,471,160	2,069,189
Charles R. Hageboeck	12,428,608	111,741
Philip L. McLaughlin	10,317,192	2,223,157

There were no broker non-votes in the election of directors.

2. Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors of the Company for 2005:

Votes For	Votes Against	Abstentions
11,966,671	855,315	51,363

There were no broker non-votes in the ratification of independent auditors.

Item 5.	Other Information	None.

Item 6.	Exhibits

(a) Exhibits:

31(a)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

31(b)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck

32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for David L. Bumgarner

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

Date: August 8, 2005