Form 10-Q
period 2005-09-30
CITY HOLDING CO
filed 2005-11-04
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value – 18,078,551 shares as of October 31, 2005.

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

Index

City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	September 30 2005	December 31 2004
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$54,903	$52,854
Interest-bearing deposits in depository institutions	4,124	3,230

Cash and Cash Equivalents	59,027	56,084

Securities available for sale, at fair value	601,466	620,034
Securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2005 and December 31, 2004 - $60,846 and $64,476)	56,455	59,740

Total Securities	657,921	679,774
Loans:
Residential real estate	596,184	469,458
Home equity	306,448	308,173
Commercial real estate	483,334	400,801
Other commercial	138,011	71,311
Installment	42,844	18,145
Indirect	4,658	10,324
Credit card	15,632	18,126
Previously securitized loans	35,599	58,436

Gross loans	1,622,710	1,354,774
Allowance for loan losses	(17,768)	(17,815)

Net Loans	1,604,942	1,336,959

Bank owned life insurance	52,477	50,845
Premises and equipment	42,547	34,607
Accrued interest receivable	12,838	9,868
Net deferred tax asset	25,234	27,025
Intangible assets	59,742	6,255
Other assets	19,192	11,813

Total Assets	$2,533,920	$2,213,230

Liabilities
Deposits:
Noninterest-bearing	$350,903	$319,425
Interest-bearing:
Demand deposits	439,314	411,127
Savings deposits	305,550	281,466
Time deposits	801,242	660,705

Total Deposits	1,897,009	1,672,723
Short-term borrowings	186,918	145,183
Long-term debt	129,301	148,836
Other liabilities	30,260	30,408

Total Liabilities	2,243,488	1,997,150
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 and 16,919,248 shares issued at September 30, 2005 and December 31, 2004, respectively, less 329,931 and 331,191 shares, respectively, in treasury	46,249	42,298
Capital surplus	104,997	55,512
Retained earnings	152,180	128,175
Cost of common stock in treasury	(8,888)	(8,761)
Accumulated other comprehensive income:
Unrealized (loss) gain on securities available-for-sale	(1,138)	1,281
Unrealized (loss) on interest rate floors	(543)	—
Underfunded pension liability	(2,425)	(2,425)

Total Accumulated Other Comprehensive Income	(4,106)	(1,144)

Total Shareholders’ Equity	290,432	216,080

Total Liabilities and Shareholders’ Equity	$2,533,920	$2,213,230

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands, except earnings per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$28,083	$21,481	$74,796	$64,588
Interest on investment securities:
Taxable	7,288	7,733	22,616	22,331
Tax-exempt	508	438	1,390	1,372
Interest on retained interests	—	—	—	808
Interest on deposits in depository institutions	31	15	73	36
Interest on federal funds sold	—	—	4	—

Total Interest Income	35,910	29,667	98,879	89,135

Interest Expense
Interest on deposits	7,763	5,867	20,236	17,274
Interest on short-term borrowings	956	297	2,320	658
Interest on long-term debt	1,571	1,871	4,818	5,826

Total Interest Expense	10,290	8,035	27,374	23,758

Net Interest Income	25,620	21,632	71,505	65,377
Provision for loan losses	600	—	600	—

Net Interest Income After Provision for Loan Losses	25,020	21,632	70,905	65,377

Non-Interest Income
Investment securities gains	5	4	26	1,140
Service charges	10,433	8,440	28,561	23,931
Insurance commissions	595	600	1,732	1,979
Trust fee income	468	446	1,521	1,561
Bank owned life insurance	552	575	2,088	1,747
Mortgage banking income	191	72	415	212
Net proceeds from legal settlement	—	—	—	5,453
Other income	768	719	2,211	2,144

Total Non-Interest Income	13,012	10,856	36,554	38,167

Non-Interest Expense
Salaries and employee benefits	8,739	8,150	25,063	24,667
Occupancy and equipment	1,687	1,472	4,726	4,425
Depreciation	1,096	972	3,034	2,951
Professional fees and litigation expense	456	668	1,535	2,694
Postage, delivery, and statement mailings	670	601	1,938	1,885
Advertising	764	459	2,231	1,766
Telecommunications	702	488	1,688	1,417
Insurance and regulatory	385	342	1,116	993
Office supplies	327	252	805	838
Repossessed asset (gains) losses, net of expenses	(35)	5	(50)	(45)
Loss on early extinguishment of debt	—	—	—	263
Other expenses	3,131	2,374	8,688	7,349

Total Non-Interest Expense	17,922	15,783	50,774	49,203

Income Before Income Taxes	20,110	16,705	56,685	54,341
Income tax expense	6,938	5,749	19,486	19,084

Net Income	$13,172	$10,956	$37,199	$35,257

Basic earnings per common share	$0.73	$0.66	$2.15	$2.12

Diluted earnings per common share	$0.72	$0.65	$2.12	$2.09

Dividends declared per common share	$0.25	$0.22	$0.75	$0.66

Average common shares outstanding:
Basic	18,052	16,584	17,314	16,653

Diluted	18,238	16,810	17,514	16,906

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2003	$42,298	$57,364	$96,460	$(6,803)	$1,371	$190,690
Comprehensive income:
Net income			35,257			35,257
Changes in other comprehensive income, net of deferred income taxes of $150:
Net unrealized loss on available-for-sale securities of $376, net of reclassification adjustment for gains included in net income of $1,115					(226)	(226)

Total comprehensive income						35,031
Cash dividends declared ($0.66/share)			(10,979)			(10,979)
Exercise of 114,403 stock options		(1,712)		3,112		1,400
Purchase of 197,040 shares for treasury				(5,857)		(5,857)

Balances at September 30, 2004	$42,298	$55,652	$120,738	$(9,548)	$1,145	$210,285

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances at December 31, 2004	$42,298	$55,512	$128,175	$(8,761)	$(1,144)	$216,080
Comprehensive income:
Net income			37,199			37,199
Changes in other comprehensive income, net of deferred income taxes of $1,975:
Net unrealized loss on available-for-sale securities of $4,032, net of reclassification adjustment for gains included in net income of $26					(2,419)	(2,419)
Net unrealized loss on interest rate floors of $905, net of reclassification adjustment for net losses included in net income of $138					(543)	(543)

Total comprehensive income						34,237
Cash dividends declared ($0.75 per share)			(13,194)			(13,194)
Issuance of 1,580,034 shares for acquisition of Classic Bancshares, net 108,173 shares owned and transferred to treasury	3,951	53,739		(3,351)		54,339
Issuance of 18,300 stock awards shares		(403)		550		147
Exercise of 262,709 stock options		(3,851)		8,506		4,655
Purchase of 173,876 shares for treasury				(5,832)		(5,832)

Balances at September 30, 2005	$46,249	$104,997	$152,180	$(8,888)	$(4,106)	$290,432

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CITY HOLDING COMPANY AND SUBSIDIARIES

(in thousands)

	Nine Months Ended September 30
	2005	2004
Operating Activities
Net income	$37,199	$35,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	—
Net amortization	800	797
Provision for depreciation	3,034	2,951
Deferred income tax expense	2,683	6,749
Periodic pension cost	37	—
(Gain) loss on sales of premises and equipment	(70)	89
Realized investment securities gains	(26)	(1,140)
Increase in retained interests	—	(802)
Proceeds from bank owned life insurance	910	—
Increase in value of bank owned life insurance	(2,088)	(1,747)
(Increase) decrease in accrued interest receivable	(1,424)	128
Increase in other assets	(2,442)	(3,312)
Decrease in other liabilities	(3,212)	(2,240)

Net Cash Provided by Operating Activities	36,001	36,730

Investing Activities
Proceeds from sales of available for sale securities	2,527	7,962
Proceeds from maturities and calls of available for sale securities	105,756	126,762
Purchases of available for sale securities	(12,285)	(211,200)
Proceeds from sale of money market and mutual fund available for sale securities	960,201	631,500
Purchases of money market and mutual fund available for sale securities	(1,001,150)	(548,400)
Purchases of held-to-maturity securities	—	(5,701)
Proceeds from maturities and calls of held-to-maturity securities	3,072	—
Net increase in loans	(36,959)	(5,677)
Redemption of retained interests	—	(12,560)
Sales of premises and equipment	210	679
Purchases of premises and equipment	(3,456)	(3,086)
Acquisition, net cash received	(7,121)	—

Net Cash Provided by (Used in) Investing Activities	10,795	(19,721)

Financing Activities
Net decrease in noninterest-bearing deposits	(3,572)	(10,413)
Net (decrease) increase in interest-bearing deposits	(24,400)	25,710
Net increase (decrease) in short-term borrowings	1,562	(64,923)
Proceeds from long term debt	—	35,000
Repayment of long-term debt	(1,542)	(2,000)
Purchases of treasury stock	(5,832)	(5,857)
Exercise of stock options and issuance of stock awards	2,232	1,400
Cash dividends paid	(12,301)	(10,664)

Net Cash Used in Financing Activities	(43,853)	(31,747)

Increase (Decrease) in Cash and Cash Equivalents	2,943	(14,738)
Cash and cash equivalents at beginning of period	56,084	63,338

Cash and Cash Equivalents at End of Period	$59,027	$48,600

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2005. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
( in thousands)	2005	2004	2004
	(in thousands)
Previously Securitized Loans:
Total principal amount of loans outstanding	$53,320	$87,449	$75,038
Discount	(17,721)	(16,479)	(16,602)

Net book value	$35,599	$70,970	$58,436

Principal amount of loans between 30 and 89 days past due	$1,843	$6,957	$5,091
Principal amount of loans 90 days and above past due	381	830	832
Net credit (recoveries) losses during the period	(2,237)	2,956	2,680

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

As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the contractual outstanding balance of the mortgage loans. As of September 30, 2005, the Company reported a book value of previously securitized loans of $35.6 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2005, was $53.3 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.

During the first nine months of 2005 and 2004, the Company recognized $8.8 million and $10.9 million, respectively, of interest income from its previously securitized loans. This interest income was comprised of $7.7 million and $9.7 million, respectively, of interest and $1.1 million and $1.2 million, respectively, of discount accretion. The Company also earned $0.8 million of interest income on its retained interests asset during the nine months ended September 30, 2004.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. The Company has not entered into any fair value hedges as of September 30, 2005.

For the Company’s cash flow hedges, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

NOTE D – SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2005	December 31, 2004
Security repurchase agreements	$105,303	$70,183
Short-term FHLB advances	81,615	75,000

Total short-term borrowings	$186,918	$145,183

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

NOTE E – LONG-TERM DEBT

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	September 30, 2005	Weighted Average Interest Rate	December 31, 2004	Weighted Average Interest Rate
FHLB Advances	2006	$30,073	2.78%	$65,000	2.60%
FHLB Advances	2007	24,309	3.38%	20,000	3.41%
FHLB Advances	2008	38,312	4.02%	35,000	3.98%
FHLB Advances	2009	2,003	5.75%	—	—
FHLB Advances	2010	2,000	6.30%	—	—
FHLB Advances	Thereafter	3,768	4.90%	—	—
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a)	28,836	9.15%	28,836	9.15%

Total long-term debt		$129,301		$148,836

(a)	Junior Subordinated Debentures owed to City Holding Capital Trust are redeemable prior to maturity at the option of the Company (i) on or after April 1, 2008, in whole at any time or in part from time-to-time, at declining redemption prices ranging from 104.58% to 100.00% on April 1, 2018, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

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

The alternative fair value method of accounting for stock-based compensation (see Recent Accounting Pronouncements) requires the use of option valuation models, such as the Black-Scholes option-pricing model for use in valuing employee stock options.

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method is presented below. The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	3.71%	3.16%
Expected dividend yield	3.11%	2.86%
Volatility factor	0.388	0.405
Expected life of option	5 years	5 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. Pro forma net income, basic earnings per share, and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except earnings per share data)
Net income, as reported	$13,172	$10,956	$37,199	$35,257
Pro forma stock-based employee compensation expense, net of tax	(133)	(189)	(337)	(559)

Net income, pro forma	$13,039	$10,767	$36,862	$34,698

Basic earnings per share, as reported	$0.73	$0.66	$2.15	$2.12
Pro forma stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.02)	(0.04)

Basic earnings per share, pro forma	$0.72	$0.65	$2.13	$2.08

Diluted earnings per share, as reported	$0.72	$0.65	$2.12	$2.09
Pro forma stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.02)	(0.04)

Diluted earnings per share, pro forma	$0.71	$0.64	$2.10	$2.05

Stock-based compensation expense associated with stock awards, included in salaries and employee benefits, was $0.1 million and $0.1 million for the nine and three month period ended September 30, 2005, respectively. There was no expense associated with stock awards for the 2004 reporting period.

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	602,307	$16.51	650,671	$13.19
Granted	101,500	32.23	107,500	33.62
Exercised	(262,709)	8.50	(114,403)	12.25
Forfeited	(60,750)	33.90	(13,834)	31.80

Outstanding at September 30	380,348	$23.46	629,934	$16.44

Additional information regarding stock options outstanding and exercisable at September 30, 2005, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable
$13.30	159,407	13.30	76	159,407	13.30
$28.00 - $35.36	220,941	30.79	94	113,313	29.19

	380,348			272,720

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the fair market value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in stockholders’ equity is being amortized as compensation expense over the respective vesting periods using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.4 million for each of the nine month periods ended September 30, 2005 and 2004, and approximated $0.1 million for each of the three month periods ended September 30, 2005 and 2004.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. During the first nine months of 2005 and 2004, the Company made contributions to the Defined Benefit Plan approximating $0.1 million and $0.3 million, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Interest cost	$166	$161	$497	$482
Expected return on plan assets	(190)	(197)	(571)	(590)
Net amortization and deferral	37	36	111	108

Net Periodic Pension Cost	$13	$—	$37	$—

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The Company has entered into agreements with its customers to extend credit or provide a conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion. Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfunded portion of these commitments is not reflected in the balance sheet. The table below presents a summary of the contractual obligations of the Company resulting from significant commitments:

( in thousands)	September 30, 2005	December 31, 2004
Commitments to extend credit:
Home equity lines	$147,212	$137,582
Credit card lines	41,033	46,284
Commercial real estate	66,881	41,691
Other commitments	139,537	120,288
Standby letters of credit	7,267	4,737
Commercial letters of credit	261	1,329

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

NOTE H – TOTAL COMPREHENSIVE INCOME

The following table sets forth the computation of total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Net income	$13,172	$10,956	$37,199	$35,257

Unrealized security (losses) gains arising during the period	(550)	12,670	(4,006)	739
Reclassification adjustment for gains included in income	(5)	(4)	(26)	(1,115)

	(555)	12,666	(4,032)	(376)

Unrealized loss on interest rate floors	(844)	—	(1,043)	—
Reclassification adjustment for net losses included in income	112	—	138	—

	(732)	—	(905)	—

Other comprehensive income before income taxes	(1,287)	12,666	(4,937)	(376)
Tax effect	515	(5,067)	1,975	150

Total comprehensive income	$12,400	$18,555	$34,237	$35,031

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$13,172	$10,956	$37,199	$35,257

Average shares outstanding	18,052	16,584	17,314	16,653
Effect of dilutive securities:
Employee stock options	186	226	200	253

Shares for diluted earnings per share	18,238	16,810	17,514	16,906

Basic earnings per share	$0.73	$0.66	$2.15	$2.12

Diluted earnings per share	$0.72	$0.65	$2.12	$2.09

NOTE J – ACQUISITIONS

On May 20, 2005, City completed the acquisition of Classic Bancshares (“Classic”) and the merger of Classic’s subsidiary, Classic Bank, into City National Bank. City and Classic had entered into a definitive agreement and plan of merger on December 29, 2004. Classic operated 10 full-service branches located in Eastern Kentucky and Southeastern Ohio. The primary reason for the merger with Classic was for City to expand its presence in the Huntington/Ashland WV-KY-OH Metropolitan Statistical Area (“MSA”). With the acquisition of Classic, City is now the largest commercial banking franchise in the Huntington/Ashland WV-KY-OH MSA. On May 20, 2005, Classic had total assets of $338 million, net loans of $254 million, deposits of $252 million, and $38 million of shareholders’ equity. The acquisition was accounted for using the purchase accounting method and the results of operations of Classic are included in City’s consolidated statement of income from the date of acquisition forward.

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

City also paid $3.3 million for Classic’s outstanding stock options and incurred $1.9 million in direct costs associated with the merger. Included in the direct merger costs were $0.9 million of involuntary employee termination costs, $0.9 million of legal, accounting advisory and conversion costs, and $0.1 million of other direct merger related costs.

The cost to acquire Classic has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon preliminary estimated fair values. The allocation of the purchase price is preliminary and is subject to changes in the estimated fair values of assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed ($49.4 million) was assigned to goodwill. In connection with the preliminary purchase price allocation, City also assigned approximately $4.9 million to intangible assets including $4.4 million to deposit base intangibles. Deposit base intangibles are being amortized over their estimated remaining life of 10 years on an accelerated basis. Goodwill arising from the transaction is not subject to amortization and is not deductible for tax purposes. Goodwill will be evaluated annually for possible impairment.

Pro forma information regarding the acquisition has not been presented as the acquisition is not deemed to be significant, and pro forma results assuming that the acquisition had occurred at the beginning of 2005 and 2004 would not be materially different than the results reported herein.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced that it would permit companies to implement SFAS No. 123R at the beginning of their next fiscal year (January 1, 2006 for the Company) instead of their next reporting period beginning after June 15, 2005, as required by SFAS No. 123R. The Company expects to transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards that are outstanding as of January 1, 2006 for which the requisite service has not been rendered (“nonvested awards”) over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards at their grant date. The Company does not expect that the recognition of compensation costs for unvested options upon the date of adoption will be materially different from the pro forma information shown under Note F, “Employee Benefit Plans.” Compensation expense for share-based awards granted after the date of adoption will depend on the number of awards issued and the fair value of that award on the grant date.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between the contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires that the excess of expected cash flows over contractual cash flows generally to be recognized prospectively through adjustment to the yield over the remaining lives of the loans. SOP 03-3 requires that decreases in cash flows expected to be collected be recognized as an impairment loss in the period the impairment is determined. Effective January 1, 2005, the Company adopted the provisions of SOP 03-3 as required.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and is expected to be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact, if any, on the Company’s consolidated financial statements.

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

Pages 26 - 30 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 30 and 31 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“Notes”) in certain of the Company’s securitization transactions. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income. Effective January 1, 2005, the Company adopted Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), issued by the Accounting Standards Executive Committee. This pronouncement did not change the accounting for the difference between the carrying value and the outstanding balance of these loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. In accordance with SOP 03-3, an impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows decline below the recorded value of previously securitized loans.

FINANCIAL SUMMARY

Nine Months Ended September 30, 2005 vs. 2004

The Company reported consolidated net income of $37.2 million, or $2.12 per diluted common share, for the nine months ended September 30, 2005, compared to $35.3 million, or $2.09 per diluted common share for the nine months ended September 30, 2004. The nine months ended September 30, 2004 included income of $3.2 million net of expenses and taxes, or $0.19 per diluted share, recognized in conjunction with the settlement of a derivative action brought against certain current and former directors and former executive officers of City Holding Company and City National Bank. Also, as previously noted, City completed its acquisition of Classic Bancshares during the second quarter of 2005. Return on average assets (“ROA”) was 2.09% and return on average equity (“ROE”) was 19.50% for the first nine months of 2005, compared to 2.12% and 23.12%, respectively, for the first nine months of 2004.

Net interest income increased $6.1 million from $65.4 million for the nine months ended September 30, 2004, to $71.5 million for the nine months ended September 30, 2005. Net of investment securities gains and legal settlement proceeds, non-interest income increased $5.0 million, or 15.7%, during the first nine months of 2005, as compared to the first nine months of 2004. This increase was primarily due to increased service charge income of $4.7 million, or 19.3%, from $23.9 million to $28.6 million for the nine months ended September 30, 2004 and 2005, respectively. Non-interest expense increased $1.6 million during the first nine months of 2005, primarily as a result of additional non-interest expenses from the Classic acquisition of $2.0 million. These were partially offset by lower legal expenses for the nine months ended September 30, 2005 as additional legal expenses of $0.9 million were incurred during the nine months ended September 30, 2004 in association with the derivative action. The Company recorded a provision for loan losses of $0.6 million for the nine months ended September 30, 2005 while no provision for loan losses was recorded during the nine months ended September 30, 2004 (see Allowance and Provision for Loan Losses).

Three Months Ended September 30, 2005 vs. 2004

The Company reported consolidated net income of $13.2 million, or $0.72 per diluted common share, for the three months ended September 30, 2005, compared to $11.0 million, or $0.65 per diluted common share for the third quarter of 2004. Return on average assets (“ROA”) was 2.09% and return on average equity (“ROE”) was 18.23% for the third quarter of 2005, compared to 1.98% and 21.41%, respectively, for the third quarter of 2004.

The Company’s net interest income increased $4.0 million when comparing the third quarter of 2004 to the third quarter of 2005 (see Net Interest Income). As further discussed under the caption Non-Interest Income and Expense, the Company experienced continued growth in non-interest income in 2005, as compared to 2004, as service charge revenues earned on depository relationships increased $2.0 million, or 23.6%, from $8.4 million in the third quarter of 2004 to $10.4 million in 2005. Non-interest expenses increased from $15.8 million in the third quarter of 2004 to $17.9 million in the third quarter of 2005 due to increases in non-interest expenses from the Classic acquisition ($1.5 million); increased advertising expenses ($0.3 million); and increases in other expenses ($0.4 million).

NET INTEREST INCOME

Nine Months Ended September 30, 2005 vs. 2004

On a tax equivalent basis, net interest income increased $6.2 million, or 9.3%, from $66.1 million in the first nine months of 2004 to $72.3 million in the first nine months of 2005. This increase was primarily due to the Classic acquisition and from increased interest income from the Company’s traditional loan portfolio (excluding previously securitized loans). The Classic acquisition increased interest income by $6.5 million during the first nine months of 2005. Interest income from traditional loan products increased $6.6 million, or 12.3%, when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This was due to an increase in the average balances outstanding of these loans of $59.6 million, or 4.8%, and increased yields on such loans of approximately 42 basis points. The yield improved as a result of increases by the Federal Reserve in the Federal Funds rate and the Company’s positioning of its balance sheet to benefit from such rising rates.

These increases were partially offset by decreased income associated with previously securitized loans and additional interest expense. Decreasing balances of previously securitized loans and retained interests with high yields reduced the amount of interest income reported. Average balances of previously securitized loans and retained interests decreased from $89.2 million for the nine months ended September 30, 2004 to $46.2 million for the nine months ended September 30, 2005. As a result of this decrease of $43.0 million, interest income from these loan types decreased $5.8 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This decrease was partially mitigated as the yield on previously securitized loans increased from 17.21% for the nine months ended September 30, 2004 to 25.54% for the nine months ended September 30, 2005 as a result of lower default rates and balances prepaying faster than expected (see Previously Securitized Loans). As a result of the yield increase, interest income from previously securitized loans increased $2.9 million when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Additionally, as a result of the Classic acquisition and the increasing interest rate environment, interest expense increased $3.6 million when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

The net interest margin for the first nine months of 2005 of 4.46% represented a 16 basis point increase from the first nine months of 2004’s net interest margin of 4.30%. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates. Since September 2004, the Federal funds rate has increased 275 basis points from 1.00% to 3.75% in September 2005. To manage its interest rate risk, the Company has focused on the origination of variable rate lending in its traditional lending areas of residential real estate, home equity and commercial real estate loan portfolios. Excluding the impact of previously securitized loans, retained interests and the Classic acquisition, the Company’s net interest margin increased 48 basis points, or $3.8 million, for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2005.

Three Months Ended September 30, 2005 vs. 2004

During the third quarter of 2005, the Company recorded tax equivalent net interest income of $25.9 million as compared to $21.9 million during the third quarter of 2004. This increase was primarily due the Classic acquisition and increased interest income from the Company’s traditional loan portfolio. The Classic acquisition increased interest income by $4.5 million during the three months ended September 30, 2005. Interest income from the Company’s traditional loan portfolio increased $3.1 million, or 17.1%, for the third quarter of 2005 as compared to the third quarter of 2004. This was due to an increase in the average balances outstanding of $47.3 million, or 3.7%, and increased yields on such loans of approximately 65 basis points. The yield improved as a result of increases by the Federal Reserve in the Federal Funds rate and the Company’s positioning of its balance sheet to benefit from such rising rates by emphasizing variable rate loan products as previously discussed.

These increases were partially offset by decreased income associated with previously securitized loans and increased interest expense. Decreasing balances of previously securitized loans with high yields reduced the amount of interest income reported. Average balances of previously securitized loans decreased from $78.9 million for the quarter ended September 30, 2004 to $38.4 million for the quarter ended September 30, 2005. As a result of this decrease of $40.5 million, interest income from previously securitized loans declined $1.7 million from the quarter ended September 30, 2004 to the quarter ended September 30, 2005. This decrease was partially mitigated as the yield on previously securitized loans increased from 16.83% for the three months ended September 30, 2004 to 30.14% for the three months ended September 30, 2005 as a result of lower default rates and balances prepaying faster than expected (see Previously Securitized Loans). As a result of the yield increase, interest income from previously securitized loans increased $1.3 million from the three months ended September 30, 2004 to the three months ended September 30, 2005. Additionally, as a result of the Classic acquisition and the increasing interest rate environment, interest expense increased $2.3 million for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004.

The net interest margin for the second quarter of 2005 of 4.51% represented a 26 basis point increase from the second quarter of 2004’s net interest margin of 4.25% and represented an 9 basis point increase from the net interest margin of 4.42% for the linked quarter ended June 30, 2005. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates by emphasizing variable rate loan products. Excluding the impact of previously securitized loans, retained interests and the Classic acquisition, the Company’s net interest margin increased 22 basis points, or $0.7 million, when comparing the quarter ended September 30, 2005 to the quarter ended September 30, 2004.

TABLE ONE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Nine months ended September 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$528,420	$22,205	5.62%	$450,366	$20,223	6.00%
Home equity	306,047	13,770	6.02	295,678	10,038	4.53
Commercial real estate	431,999	20,254	6.27	361,222	15,043	5.56
Other commercial	101,891	4,892	6.42	74,171	2,897	5.22
Loans to depository institutions	9,919	213	2.87	4,087	35	1.14
Installment	30,794	2,454	10.65	27,081	2,291	11.30
Indirect	7,100	600	11.30	18,283	1,503	10.98
Credit card	16,801	1,576	12.54	18,085	1,630	12.04
Previously securitized loans	46,232	8,832	25.54	84,799	10,928	17.21

Total loans	1,479,203	74,796	6.76	1,333,772	64,588	6.47
Securities:
Taxable	637,413	22,616	4.74	670,339	22,331	4.45
Tax-exempt (2)	42,450	2,138	6.73	38,370	2,111	7.35

Total securities	679,863	24,754	4.87	708,709	24,442	4.61
Retained interests in securitized loans	—	—	—	4,408	808	24.49
Deposits in depository institutions	4,415	73	2.21	5,546	36	0.87
Federal funds sold	141	4	3.79	—	—	—

Total interest-earning assets	2,163,622	99,627	6.16	2,052,435	89,874	5.85
Cash and due from banks	47,124			43,850
Bank premises and equipment	37,989			34,786
Other assets	138,319			103,025
Less: Allowance for loan losses	(17,597)			(20,280)

Total assets	$2,369,457			$2,213,816

Liabilities
Interest-bearing demand deposits	$431,035	2,659	0.82%	$405,135	$1,924	0.63%
Savings deposits	292,396	1,386	0.63	280,315	1,094	0.52
Time deposits	721,582	16,191	3.00	662,383	14,256	2.87
Short-term borrowings	156,617	2,320	1.98	117,372	658	0.75
Long-term debt	145,006	4,818	4.44	210,047	5,826	3.70

Total interest-bearing liabilities	1,746,636	27,374	2.10	1,675,252	23,758	1.89
Noninterest-bearing demand deposits	339,884			310,786
Other liabilities	28,612			24,483
Stockholders’ equity	254,325			203,295

Total liabilities and stockholders’ equity	$2,369,457			$2,213,816

Net interest income		$72,253			$66,116

Net yield on earning assets			4.46%			4.30%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE TWO

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Nine months ended September 30, 2005 vs. 2004 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$3,503	$(1,521)	$1,982
Home equity	351	3,381	3,732
Commercial real estate	2,943	2,268	5,211
Other commercial	1,082	913	1,995
Loans to depository institutions	50	128	178
Installment	314	(151)	163
Indirect	(918)	15	(903)
Credit card	(116)	62	(54)
Previously securitized loans	(4,964)	2,868	(2,096)

Total loans	2,245	7,963	10,208
Securities:
Taxable	(1,096)	1,381	285
Tax-exempt (1)	224	(197)	27

Total securities	(872)	1,184	312
Retained interests in securitized loans	(808)	—	(808)
Deposits in depository institutions	(7)	44	37
Federal funds sold	4	—	4

Total interest-earning assets	$562	$9,191	$9,753

Interest-bearing liabilities:
Demand deposits	$122	$613	$735
Savings deposits	47	245	292
Time deposits	1,271	664	1,935
Short-term borrowings	220	1,442	1,662
Long-term debt	(1,800)	792	(1,008)

Total interest-bearing liabilities	(140)	3,756	3,616

Net Interest Income	$702	$5,435	$6,137

(1)	Fully federal taxable equivalent using a tax rate of 35%.

TABLE THREE

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(in thousands)

	Three months ended September 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$594,233	$8,396	5.61%	$459,439	$6,652	5.76%
Home equity	307,302	4,894	6.32	303,057	3,594	4.72
Commercial real estate	470,687	7,740	6.52	379,450	5,312	5.57
Other commercial	136,346	2,378	6.92	71,897	980	5.42
Installment	43,960	1,095	9.88	23,229	670	11.47
Indirect	5,279	159	11.95	14,485	400	10.99
Credit card	16,169	506	12.42	17,841	537	11.97
Previously securitized loans	38,368	2,915	30.14	78,867	3,336	16.83

Total loans	1,612,344	28,083	6.91	1,348,265	21,481	6.34
Securities:
Taxable	610,142	7,288	4.74	656,878	7,733	4.68
Tax-exempt (2)	48,709	781	6.36	37,050	674	7.24

Total securities	658,851	8,069	4.86	693,928	8,407	4.82
Deposits in depository institutions	4,460	31	2.76	5,531	15	1.08

Total interest-earning assets	2,275,655	36,183	6.31	2,047,724	29,903	5.81
Cash and due from banks	53,965			43,361
Bank premises and equipment	41,451			34,766
Other assets	167,399			104,027
Less: allowance for loan losses	(17,818)			(19,573)

Total assets	$2,520,652			$2,210,305

Liabilities
Interest-bearing demand deposits	$450,767	$1,098	0.97%	412,051	683	0.66%
Savings deposits	308,361	563	0.72	278,947	365	0.52
Time deposits	792,336	6,102	3.06	662,803	4,819	2.89
Short-term borrowings	167,357	956	2.27	122,301	297	0.97
Long-term debt	131,649	1,571	4.73	193,836	1,871	3.84

Total interest-bearing liabilities	1,850,470	10,290	2.21	1,669,938	8,035	1.91
Noninterest-bearing demand deposits	352,342			311,333
Other liabilities	28,790			24,314
Stockholders’ equity	289,050			204,720

Total liabilities and stockholders’ equity	$2,520,652			$2,210,305

Net interest income		$25,893			$21,868

Net yield on earning assets			4.51%			4.25%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

TABLE FOUR

RATE VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

(in thousands)

	Three months ended September 30, 2005 vs. 2004 Increase (Decrease) Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,957	$(213)	$1,744
Home equity	51	1,249	1,300
Commercial real estate	1,281	1,147	2,428
Other commercial	880	518	1,398
Installment	599	(174)	425
Indirect	(255)	14	(241)
Credit card	(50)	19	(31)
Previously securitized loans	(1,718)	1,297	(421)

Total loans	2,745	3,857	6,602
Securities:
Taxable	(551)	106	(445)
Tax-exempt (1)	213	(106)	107

Total securities	(338)	—	(338)
Deposits in depository institutions	(3)	19	16

Total interest-earning assets	$2,404	$3,876	$6,280

Interest-bearing liabilities:
Demand deposits	$64	$351	$415
Savings deposits	39	159	198
Time deposits	944	339	1,283
Short-term borrowings	110	549	659
Long-term debt	(602)	302	(300)

Total interest-bearing liabilities	$555	$1,700	$2,255

Net Interest Income	$1,849	$2,176	$4,025

(1)	Fully federal taxable equivalent using a tax rate of 35%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the ALLL. Due to the nature of commercial lending, evaluation of the adequacy of the ALLL as it relates to these loan types is often based more upon specific credit reviews, with consideration given to the potential impairment of certain credits and historical charge-off percentages, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the ALLL allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for current economic conditions and other inherent risk factors.

In evaluating the adequacy of the ALLL, management considers both quantitative and qualitative factors. Quantitative factors include actual repayment characteristics and loan performance, cash flow analyses, and estimated fair values of underlying collateral. Qualitative factors generally include overall trends within the portfolio, composition of the portfolio, changes in pricing or underwriting, seasoning of the portfolio, and general economic conditions.

The ALLL not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the ALLL. Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss percentages are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

Determination of the ALLL is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.6 million in the third quarter of 2005. This is the first quarter since the second quarter of 2002 that the Company’s quarterly analysis of the adequacy of the ALLL has resulted in a provision for loan losses. During the last three years, management has implemented a number of strategic initiatives to strengthen the loan portfolio including tightening credit standards, changing the overall mix of the portfolio to include a higher proportion of real estate secured loans, and identifying and charging off or resolving problem loans. As a result of these initiatives, the quality of the Company’s loan portfolio has increased significantly as evidenced by the improvement in its ratio of non-performing assets to total loans and other real estate owned from 1.38% at September 30, 2002 to 0.23% at September 30, 2005. As the Company’s asset quality has improved, the required level of the ALLL has decreased. The provision for loan losses recorded during the third quarter of 2005 was a result of an increase in loss trends for overdraft deposit accounts and credit card loans and growth in the outstanding balances of commercial real estate loans during the quarter. Increased losses in the overdraft deposit accounts and credit card loans categories are consistent with trends being experienced by banks nationally during 2005 and appear to have been impacted by the new bankruptcy laws that became effective on October 17, 2005. Additionally, the Company has continued to experience growth in commercial real estate loans, which have increased average balances by $91 million from September 30, 2004 to September 30, 2005. While these trends have required the Company to record a provision during the third quarter, the amount of provision recorded was impacted by the continued improvement in the quality of the loan portfolio. At September 30, 2005, non-performing assets as a percentage of loans and other real estate owned was 0.23% and have not exceeded 0.38% during the last two years. The average ratio of non-performing assets as a percentage of loans and other real estate owned for the Company’s peer group for the most recently reported quarter was 0.76%. The ALLL as a percentage of loans outstanding is 1.09% at September 30, 2005, compared to the average of the Company’s peer group of 1.26% for the most recently reported quarter. The Company had net charge-offs of $1.1 million for the third quarter of 2005. Net charge-offs on depository accounts were $0.7 million, or 63% of total net charge-offs for the quarter ended September 30, 2005.

While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges, and has been steadily growing as the Company’s core base of checking accounts has grown. Additionally, the Company’s ALLL also increased by $3.3 million during the nine months ended September 30, 2005 as a result of the Company’s acquisition of Classic.

The ALLL allocated to the commercial loan portfolio (see Table Seven) decreased $2.1 million, or 19.9%, from $10.6 million at December 31, 2004 to $8.5 million at September 30, 2005. This decline was due primarily to the sale of two commercial loans totaling $2.8 million that had been considered classified loans and the Company’s improved commercial loan credit quality, which has favorably impacted historical loss percentages applied to commercial credits not specifically reviewed.

The ALLL allocated to the residential real estate portfolio (see Table Seven) increased $0.9 million, or 30.1%, from $3.2 million at December 31, 2004 to $4.1 million at September 30, 2005. This increase was primarily due to residential real estate loans increasing by $126.7 million, or 27.1%, from December 31, 2004 to September 30, 2005 from the acquisition of Classic and due to an increase historical loss percentages during the first nine months of 2005.

The ALLL allocated to the consumer loan portfolio (see Table Seven) of $2.8 million has increased $0.2 million from December 31, 2004 to September 30, 2005. The outstanding balance of consumer loans, defined as installment, indirect, and credit card loans, increased $15.0 million from December 31, 2004 to September 30, 2005, primarily as a result of the Classic acquisition. The increase in balances was partially offset by lower historical loss percentages in the consumer loan portfolio, which decreased by 19% from December 31, 2004 to September 30, 2005.

The ALLL allocated to overdraft deposit accounts (see Table Seven) increased $0.9 million, or 62.9%, from $1.5 million at December 31, 2004 to $2.4 million at September 30, 2005. Similarly, the balance of overdraft deposit accounts, included in installment loans in the Consolidated Balance Sheets, increased $1.6 million, or 80.7%, from $2.0 million at December 31, 2004 to $3.6 million at September 30, 2005.

As noted previously, when the Company redeemed the outstanding Notes from its retained interests in loan securitizations, it added “previously securitized loans” to its loan portfolio. The carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would then need to provide for such losses through the provision and ALLL.

Based on the Company’s analysis of the adequacy of the ALLL and in consideration of the known factors utilized in computing the ALLL, management believes that the ALLL as of September 30, 2005, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans. The Company believes that its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio at September 30, 2005.

TABLE FIVE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine months ended September 30,		Year ended December 31,
(in thousands)	2005	2004	2004
Balance at beginning of period	$17,815	$21,426	$21,426

Allowance from acquisition	3,265	—	—

Charge-offs:
Residential real estate	(408)	(689)	(855)
Home equity	(781)	(304)	(309)
Commercial real estate	(1,098)	(1,519)	(1,625)
Other commercial	(48)	(402)	(415)
Installment	(1,047)	(1,613)	(2,071)
Overdraft deposit accounts	(2,588)	(2,028)	(2,614)

Total charge-offs	(5,970)	(6,555)	(7,889)

Recoveries:
Residential real estate	99	433	570
Home equity	16	6	6
Commercial real estate	385	1,434	1,444
Other commercial	190	285	365
Installment	516	645	792
Overdraft deposit accounts	852	863	1,101

Total recoveries	2,058	3,666	4,278

Net charge-offs	(3,912)	(2,889)	(3,611)
Provision for loan losses	600	—	—

Balance at end of period	$17,768	$18,537	$17,815

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.4)%	(0.3)%	(0.3)%
Provision for loan losses (annualized)	(0.1)%	—	—
As a Percent of Non-Performing Loans:
Allowance for loan losses	487.5%	514.9%	487.3%

TABLE SIX

NON-PERFORMING ASSETS

	As of September 30,		As of December 31,
(in thousands)	2005	2004	2004
Non-accrual loans	$2,468	$1,924	$2,147
Accruing loans past due 90 days or more	1,003	800	677
Previously securitized loans past due 90 days or more	174	876	832

Total non-performing loans	3,645	3,600	3,656
Other real estate owned	117	267	247

Total non-performing assets	$3,762	$3,867	$3,903

TABLE SEVEN

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of September 30,		As of December 31,
(in thousands)	2005	2004	2004
Commercial, financial and agricultural	$8,538	$11,385	$10,655
Real estate – mortgage	4,098	3,187	3,151
Installment loans to individuals	2,758	2,797	2,552
Overdraft deposit accounts	2,374	1,168	1,457

Allowance for Loan Losses	$17,768	$18,537	$17,815

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

Previously Securitized Loans: As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, classified as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans. As of September 30, 2005, the Company reported a carrying value of previously securitized loans of $35.6 million, while the actual outstanding contractual balance of these loans was $53.3 million. The difference (“the discount”) between the carrying value and the expected total cash flows from previously securitized loans of $17.7 million at September 30, 2005, is accreted into interest income over the estimated lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision and allowance for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.

During the first nine months of 2005, defaults on the previously securitized loans have been at a lower rate than expected and thus the expected cash flows have increased. Because the expected cash flows are greater than previously assumed, the accretable yield has increased which has caused the yield on the previously securitized loans to increase. In addition, the Company assumed the servicing of all the pool balances during the second quarter of 2005. This favorably impacted the yield realized on the previously securitized loans due to the elimination of the servicing fees previously paid to the external servicing agent and increased internal collection efforts resulting in enhanced levels of recoveries on previously charged-off loans. For the nine months ended September 30, 2005, the Company has net credit recoveries on previously securitized loans of $2.2 million compared to net losses of $3.0 million for the nine months ended September 30, 2004. While the Company does not expect to maintain recoveries at the 2005 level, it does expect that credit losses will be more favorable than those incurred while the external servicing agent was servicing these loans due to the increased collection efforts from its internal staff.

During the first nine months of 2005 and 2004, the Company recognized $8.8 million and $10.9 million, respectively, of interest income on its previously securitized loans. The difference between interest income shown below based on cash receipts and interest income reported is due to the recognition of discount accretion. Cash receipts for the three and nine months ended September 30, 2005 and 2004 are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Principal receipts	$7,015	$12,760	$23,956	$36,737
Interest income receipts	2,015	2,954	7,457	9,655

Total cash receipts	$9,030	$15,714	$31,413	$46,392

Based on current cash flow projections, the Company estimates that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:
December 31, 2005	$32 million
December 31, 2006	22 million
December 31, 2007	16 million
December 31, 2008	12 million

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Nine Months Ended September 30, 2005 vs. 2004

Non-Interest Income: Net of investment securities gains and legal settlement proceeds, non-interest income increased $5.0 million, or 15.7%, from $31.5 million for the first nine months of 2004 to $36.5 million in 2005. As a result of the Company’s continued focus on growing its retail banking franchise through customer growth and an increase in its pricing structure, the Company experienced a $3.5 million, or 14.4%, increase in service charge revenues in the first nine months of 2005, as compared to the first nine months of 2004. In addition, the Classic acquisition increased service charge revenues by $1.2 million from the date of acquisition through September 30, 2005. The Company also experienced additional revenue of $0.3 million from bank-owned life insurance from the settlement of an insured claim. Insurance commissions decreased $0.2 million from the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005.

As mentioned previously, non-interest income the first nine months of 2004 included $5.5 million of income from the settlement of litigation brought in December 2001 against certain directors and former directors and executive officers of the Company and City National.

Non-Interest Expense: Total non-interest expense increased $1.6 million, or 3.2%, from $49.2 million in the first nine months of 2004 to $50.8 million in the first nine months of 2005. The Classic acquisition increased non-interest expenses by $2.0 million during the first nine months of 2005. Excluding the impact of Classic, non-interest expenses decreased by $0.4 million primarily due to a decrease of $0.9 million of expense in the first nine months of 2004 associated with the derivative action previously discussed and lower compensation expense of $0.5 million primarily as a result of changes in executive management. These decreases were partially offset by increased other expenses of $1.0 million due to increases in bankcard volume and increased business franchise taxes.

Three Months Ended September 30, 2005 vs. 2004

Non-Interest Income: Net of investment securities gains, non-interest income increased $2.1 million, or 19.9%, to $13.0 million in the third quarter of 2005 as compared to $10.9 million in the third quarter of 2004. The largest source of non-interest income is service charges for depository accounts, which increased $2.0 million, or 23.6%, from $8.4 million during the third quarter of 2004 to $10.4 million during the third quarter of 2005. This increase was primarily a reflection of the Classic acquisition that accounted for $0.9 million, or 10.5%, of this increase, as well as an increase in the utilization of services by the Company’s customers.

Non-Interest Expense: Non-interest expenses increased from $15.8 million in the third quarter of 2004 to $17.9 million in the third quarter of 2005. The Classic acquisition increased non-interest expenses by $1.5 million during the third quarter of 2005. Excluding the impact of Classic, non-interest expenses increased by $0.6 million primarily due to increased advertising expenses of $0.3 million and increased other expense of $0.3 million due to increased bankcard volume.

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

In order to measure and manage its interest rate risk, the Company uses an asset/liability management and simulation software model to periodically update the interest sensitivity position of the Company’s balance sheet. The model is also used to perform analyses that measure the impact on net interest income and capital as a result of various changes in the interest rate environment. Such analyses quantify the effects of various interest rate scenarios on projected net interest income. The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase or decrease of 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

During the second quarter of 2005, the Company entered into three separate $100 million notional value interest rate floors, with terms of 3, 4 and 5 years for each respective instrument. These instruments provide the Company protection against the impact of declining interest rates on the Company’s variable rate home equity loans. At September 30, 2005, the notional value of the interest rate floor agreements was $300 million and had related market losses of $0.5 million, net of tax, which is recorded in other comprehensive income.

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

Immediate Parallel Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year
	September 30, 2005	December 31, 2004
+300	+8.5%	+9.1%
+200	+6.8%	+6.7%
+100	+3.5%	+3.9%
-100	- 7.6%	-9.7%
-200	-10.2%	N/A

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

Based upon the results above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat. However, these results do not necessarily imply that the Company will experience increases in net income if market interest rates rise. In fact, the Company has significant exposure due to projected decreases in outstanding balances of previously securitized loans. Between October 2005 and December 2006, based upon the Company’s projected reductions in outstanding balances of previously securitized loans, assuming that market interest rates remain unchanged, and assuming that other loan and deposit balances remain unchanged, the Company anticipates a reduction in net interest income of approximately 6% and a corresponding reduction in net income of approximately 6%. The table above demonstrates that increases in the level of market interest rates could partially or fully offset this impact.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. From January 1, 2003 through September 30, 2005, City National received regulatory approval to pay $160.1 million of cash dividends to the Parent Company, while generating net profits of $136.1 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company throughout 2005. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, (3) fund the acquisition of Classic Bancshares, and (4) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.6 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $18.2 million, to common shareholders. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.2 million of additional cash over the next 12 months. As of September 30, 2005, the Parent Company reported a cash balance of $31.4 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, if approved, will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2005, deposits and capital significantly fund City National’s assets. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2005, City National has the capacity to borrow an additional $530.9 million from the FHLB under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (91.4% or $601.5 million at September 30, 2005) of its investment securities portfolio in the highly liquid available for sale classification. As such, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 63.3% as of September 30, 2005 and deposit balances fund 74.9% of total assets. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.2% of the Company’s total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $657.9 million at September 30, 2005, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $346.5 million.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $36.0 million of cash from operating activities during the first nine months of 2005, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company generated $10.8 million of cash from investing activities during the first nine months of 2005. The Company used $43.9 million of cash in financing activities during the first nine months of 2005.

CAPITAL RESOURCES

During the nine months of 2005, Shareholders’ Equity increased $74.3 million, or 34.4%, from $216.1 million at December 31, 2004 to $290.4 million at September 30, 2005. This increase was primarily due to the issuance of 1,580,034 shares, net of 108,173 shares owned and transferred to treasury, for the acquisition of Classic Bancshares, which increased equity by $54.3 million. In addition, the Company reported net income of $37.2 million for the first nine months of 2005, which was partially offset by cash dividends declared during the period of $13.2 million and a $3.0 million reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income was due to unrealized losses on the Company’s available for sale investment securities and interest rate swaps.

During the third quarter of 2005, the Company repurchased 34,100 common shares at a weighted average price of $35.40 as part of a 1 million share repurchase plan authorized by the Board of Directors on June 29, 2005. On June 29, 2005, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 5% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company rescinded the previous share repurchase program plan approved in June 2002. As of September 30, 2005, the Company may repurchase an additional 965,900 shares from time to time depending on market conditions under the authorization.

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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
	Minimum	Well- Capitalized	September 30 2005	December 31 2004
City Holding:
Total	8.0%	10.0%	16.0%	16.6%
Tier I Risk-based	4.0	6.0	14.9	15.5
Tier I Leverage	4.0	5.0	10.7	10.7

City National:
Total	8.0%	10.0%	14.0%	14.5%
Tier I Risk-based	4.0	6.0	13.0	13.3
Tier I Leverage	4.0	5.0	9.2	9.3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	—	$—	—	1,000,000

August 1 – August 31, 2005	—	$—	—	1,000,000

September 1 – September 30, 2005	34,100	$35.40	34,100	965,900

(a)	In June 2002, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Management had been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. In June 2005, the Company announced that the Board of Directors rescinded the share repurchase program approved in June 2002 and announced it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

Item 3. Defaults Upon Senior Securities	None.

Item 4. Submission of Matters to a Vote of Security Holders	None.

Item 5. Other Information	None.

Item 6. Exhibits

(a) Exhibits:

31(a)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck
31(b)	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Charles R. Hageboeck
32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for David L. Bumgarner

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

Date: November 2, 2005