Form 10-K
period 2005-12-31
CITY HOLDING CO
filed 2006-03-07
CIK 726854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $2.50 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market System, was approximately $627.9 million. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 27, 2006, there were 18,015,292 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2005 are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2006 annual shareholders’ meeting are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

PART I

Item 1 Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 67 banking offices in West Virginia (55 offices), Kentucky (9 offices), and Ohio (3 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2005, 55% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

The Company’s business is not seasonal and has no foreign sources or applications of funds. There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

Competition

As noted previously, the Company’s principal markets are located in West Virginia. The majority of the Company’s banking offices are located in the areas of Charleston, Huntington, Beckley and Martinsburg where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposit, credit, trust and investment management, and insurance customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company faces to retain and attract customers.

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

	December 31,
	2005	2004
City Holding:
Tier I Risk-based	15.41%	15.47%
Total	16.38	16.64
Tier I Leverage	10.97	10.74

City National:
Tier I Risk-based	13.01%	13.32%
Total	13.99	14.49
Tier I Leverage	9.24	9.25

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

At December 31, 2005, City National could pay dividends up to $14.1 million plus net profits for 2006, as defined by statute, up to the dividend declaration date without prior regulatory approval. The Company used cash obtained from these dividends primarily to: (1) pay common dividends to stockholders; (2) fund the acquisition of Classic Bankshares, Inc.; and (3) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2006.

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

Executive Officers of the Registrant

At December 31, 2005, the executive officers of the Company were as follows:

Name	Age	Business Experience
Charles R. Hageboeck	43	President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 2005. Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 2005. Director of Forecasting, Roche Diagnostics Corp. (a medical diagnostic manufacturer), Indianapolis, IN from 2000 - 2001. Chief Financial Officer, Peoples Bank Corp. of Indianapolis, IN from 1997 - 1999.

Craig G. Stilwell	50	Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005. Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005. Olive LLP (a regional accounting and consulting firm specializing in financial institutions), Indianapolis, IN from 1999 - 2001. Senior Vice President, Human Resources & Marketing, Peoples Bank Corp. of Indianapolis, IN from 1978 - 1999.

John A. DeRito	56	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004. Regional Credit Officer for the West Virginia Central Region of BB&T, Charleston, WV from 2000 - 2004. Senior Vice President and Credit Officer, One Valley Bank, Charleston, WV from 1998 - 2000. Vice President and Credit Officer, One Valley Bank, Charleston, WV from 1983 – 1998.

John W. Alderman, III	41	Senior Vice President and Chief Legal Counsel, City Holding Company and City National Bank since April 1997.

David L. Bumgarner	40	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 – January 2005. Assistant Controller/Director of Accounting, Eastern States Oil & Gas, Inc. from May 1998 – August 2000.

Employees

The Company had 770 full-time equivalent employees at December 31, 2005.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 — Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2005 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	a.	Average Balance Sheets	5
	b.	Analysis of Net Interest Earnings	6-7
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	7

2.	Investment Portfolio

	a.	Book Value of Investments	13
	b.	Maturity Schedule of Investments	13
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	13

3.	Loan Portfolio

	a.	Types of Loans	14
	b.	Maturities and Sensitivity to Changes in Interest Rates	14
	c.	Risk Elements	17
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		17

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	5
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	20

6.	Return on Equity and Assets		4

7.	Short-term Borrowings		20

Item 1A Risk Factors

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in the Company’s common stock. If any of the following risks occur, the Company’s financial condition and results of operations could be materially and adversely affected, and you could lose all or part of your investment.

The Value of the Company’s Common Stock May Fluctuate

The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance, changes in estimates by securities analysts, governmental regulatory action, banking industry reform measures, customer relationship developments and other factors, many of which will be beyond the Company’s control.

Furthermore, the stock market in general, and the market for financial institutions in particular, have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the Nasdaq Stock Market, Inc. (NASDAQ), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

Future Sales of Shares of the Company’s Common Stock Could Negatively Affect its Market Price

Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock in the open market. We make no prediction as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

Shares of the Company’s Common Stock Are Not FDIC Insured

Neither the Federal Deposit Insurance Corporation nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of your shares in the Company will be based on their market value and may decline.

Anti-takeover Defenses May Delay or Prevent Future Mergers

The Company has entered into a Rights Agreement with SunTrust, as its rights agent, designed to discourage the accumulation of shares in excess of 15% of the Company’s outstanding shares. This agreement could limit the price that some investors might be willing to pay in the future for shares of the Company’s common stock and may have the effect of delaying or preventing a change in control.

The Company’s Ability To Pay Dividends Is Limited

Holders of shares of the Company’s common stock are entitled to dividends if, and when, they are declared by the Company’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from the City National. Federal and state laws impose restrictions on the ability of the City National to pay dividends. Additional restrictions are placed upon the Company by the policies of federal regulators, including the Federal Reserve Board’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company’s and City National’s future earnings, capital requirements, regulatory constraints and financial condition.

An Economic Slowdown in West Virginia, Kentucky, and Ohio Could Hurt Our Business

Because the Company focuses its business in West Virginia, Kentucky, and Ohio, an economic slowdown in these states could hurt our business. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of City National may decline; and

•	Collateral (including real estate) for loans made by City National may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.

The Company and City National are Extensively Regulated

The operations of the Company and City National are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect the Company’s business operations and the availability, growth and distribution of the Company’s investments, borrowings and deposits. In addition, the Office of the Comptroller of the Currency periodically conducts examinations of the Company and City National and may impose various requirements or sanctions.

Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect the Company’s business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect the Company.

The Company is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company’s Allowance for Loan Losses May Not Be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations, and regulatory guidance. See the section captioned “Allowance and Provision for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

Customers May Default On The Repayment Of Loans

City National’s customers may default on the repayment of loans, which may negatively impact the Company’s earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.

Previously Securitized Loans May Become Impaired

City National’s previously securitized loans may become impaired, requiring an impairment charge to be recognized through the Company’s provision for loan losses. The Company accounts for the previously securitized loans by accreting into income the original discount on these loans based on their estimated collectibility. This requires the Company to make estimates for prepayments and defaults on previously securitized loans. Should any of the actual prepayments or defaults adversely impact collectibiltiy of these loans, the Company would be required to take an impairment charge on the previously securitized loans. See the section captioned “Retained Interests and Previously Securitized Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate valuation of the Company’s previously securitized loans.

Due To Increased Competition, the Company May Not Be Able To Attract And Retain Banking Customers At Current Levels

The Company faces competition from the following:

•	local, regional and national banks;

•	savings and loans;

•	internet banks;

•	credit unions;

•	finance companies; and

•	brokerage firms serving the Company’s market areas.

In particular, City National’s competitors include several major national financial and banking companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by the Company, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If the Company is unable to attract new and retain current customers, loan and deposit growth could decrease causing the Company’s results of operations and financial condition to be negatively impacted.

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the net identifiable assets acquired determines the amount of the purchase price that is allocated to goodwill and other intangible assets acquired. At December 31, 2005, the Company’s goodwill and other identifiable intangible assets were approximately $59.6 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2005. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

Acquisition Opportunities May Present Challenges

The Company continually evaluates opportunities to acquire other businesses. However, the Company may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. The Company expects that other banking and financial companies, many of which have significantly greater resources, will compete with it to acquire compatible businesses. This competition could increase prices for acquisitions that the Company would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests.

Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from our management that would otherwise be directed at developing our existing business. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible. Further, the benefits that we anticipate from these acquisitions may not develop.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 67 branch offices, with 55 offices in West Virginia, nine in Kentucky, and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 48 locations and leases 19 locations, pursuant to operating leases. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

None

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Pages 2 and 44-45 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, are incorporated herein by reference.

Item 6 Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 10-11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 52 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Pursuant to Rule 13a-15b under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

(a)	Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, is incorporated herein by reference.

(b)	The attestation report of the registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page 24 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2005, included in this report as Exhibit 13, is incorporated herein by reference.

(c)	The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2005, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors and Executive Officers of the Registrant

Information concerning the directors of the Company will appear under the caption “ELECTION OF DIRECTORS” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.

Information concerning the Company’s audit committee is included under the caption “AUDIT COMMITTEE” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Item 11 Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions “EXECUTIVE COMPENSATION”, “COMPENSATION OF DIRECTORS”, “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”, and “OTHER EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions “STOCK OWNERSHIP OF DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS” and “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13 Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears under the caption “CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14 Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the Company’s 2006 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements: Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits: The exhibits listed in the “Exhibit Index” on pages 21-23 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.

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
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2006. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints E. M. Payne, III, and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ E. M. Payne, III	/s/ Charles R. Hageboeck
E. M. Payne, III	Charles R. Hageboeck
Chairman	Director, President, and Chief Executive Officer

/s/ Samuel M. Bowling	/s/ C. Dallas Kayser
Samuel M. Bowling	C. Dallas Kayser
Director	Director

/s/ Hugh R. Clonch	/s/ Philip L. McLaughlin
Hugh R. Clonch	Philip L. McLaughlin
Director	Director

/s/ Oshel B. Craigo	/s/ James L. Rossi
Oshel B. Craigo	James L. Rossi
Director	Director

/s/ William H. File, III	/s/ Sharon H. Rowe
William H. File, III	Sharon H. Rowe
Director	Director

/s/ Robert D. Fisher	/s/ James E. Songer, II
Robert D. Fisher	James E. Songer, II
Director	Director

/s/ Jay C. Goldman
Jay C. Goldman	Albert M. Tieche, Jr.
Director	Director

/s/ David W. Hambrick	/s/ Mary H. Williams
David W. Hambrick	Mary H. Williams
Director	Director

/s/ Tracy W. Hylton, II
Tracy W. Hylton, II
Director

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference.

Exhibit	Description
3(a)	Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from, Amendment No. 1 to City Holding Company’s Registration Statement on Form S-4, Registration No. 2-86250, filed November 4, 1983 with the Securities and Exchange Commission).

3(b)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 6, 1984 (attached to, and incorporated by reference from, City Holding Company’s Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984).

3(c)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 4, 1986 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1986, filed March 31, 1987 with the Securities and Exchange Commission).

3(d)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated September 29, 1987 (attached to and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988).

3(e)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 6, 1991 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(f)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 7, 1991 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(g)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated August 1, 1994 (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 1994, filed November 14, 1994 with the Securities and Exchange Commission).

3(h)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated December 9, 1998 (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission).

3(i)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated June 13, 2001 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

3(j)	Amended and Restated Bylaws of City Holding Company, revised December 21, 2005.

4(a)	Rights Agreement, dated as of June 13, 2001 (the “Rights Agreement”), between City Holding Company and SunTrust Bank, as Rights Agent (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

4(b)	Amendment No. 1 to the Rights Agreement dated as of November 30, 2005 (attached to, and incorporated by reference from City Holding Company’s Amendment No. 1 on From 8-A, filed December 21, 2005, with the Securities and Exchange Commission).

10(a)	Directors’ Deferred Compensation Plan for the Directors of the Bank of Raleigh, dated January 1987 (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(b)	Form of Deferred Compensation Agreement for the Directors of the National Bank of Summers, dated January 15, 1987 (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(c)	Junior Subordinated Indenture, dated as of March 31, 1998, between City Holding Company and The Chase Manhattan Bank, as Trustee (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(d)	Form of City Holding Company’s 9.15% Debenture due April 1, 2028 (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form S-4, Registration No. 333-62419, filed with the Securities and Exchange Commission on August 28, 1998).

10(e)	City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.1 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(f)	Amendment No. 1 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.2 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(g)	Amendment No. 2 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

10(h)	City Holding Company’s 2003 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 21, 2003 with the Securities and Exchange Commission).

10(i)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Gerald R. Francis (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(j)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and William L. Butcher (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(k)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Charles R. Hageboeck (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(l)	Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Craig Stilwell (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(m)	Form of Amendment to Employment Agreement, dated as of February 1, 2005, by and between City Holding Company and Charles R. Hageboeck (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(n)	Form of Change of Control Agreement, dated February 1, 2005, by and between City Holding Company and David L. Bumgarner (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(o)	Form of Amendment to Employment Agreement, dated as of February 25, 2005, by and between City Holding Company and Craig Stilwell (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(p)	Form of Employment Agreement, dated March 14, 2002, by and between City Holding Company and John W. Alderman, III.

10(q)	Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito.

10(r)	Description of Base Salaries of Named Executive Officers for 2006, (incorporated by reference from City Holding Company’s Current Report on Form 8-K filed February 23, 2006 with the Securities and Exchange Commission).

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2005.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner