Form 10-Q
period 2006-03-31
CITY HOLDING CO
filed 2006-05-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
OR
☐ TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ____________To_____________.

Commission File number 0-11733

CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston, West Virginia	25313
(Address of principal executive offices)	(Zip Code)

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
Common stock, $2.50 Par Value - 17,770,664 shares as of May 3, 2006.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: (1) the Company may incur additional provision for loan losses due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on this asset; (5) the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; and (12) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31	December 31
	2006	2005
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$52,530	$81,822
Interest-bearing deposits in depository institutions	29,106	4,451
Cash and Cash Equivalents	81,636	86,273

Securities available for sale, at fair value	580,477	549,966
Securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2006 and December 31, 2005 - $58,458 and $58,892)	55,088	55,397
Total Securities	635,565	605,363

Gross loans	1,623,126	1,612,827
Allowance for loan losses	(16,818)	(16,790)
Net Loans	1,606,308	1,596,037

Bank owned life insurance	53,505	52,969
Premises and equipment	42,212	42,542
Accrued interest receivable	11,995	13,134
Net deferred tax asset	28,330	27,929
Intangible assets	59,378	59,559
Other assets	18,001	18,791
Total Assets	$2,536,930	$2,502,597
Liabilities
Deposits:
Noninterest-bearing	$355,525	$376,076
Interest-bearing:
Demand deposits	443,932	437,639
Savings deposits	316,483	302,571
Time deposits	847,838	812,134
Total Deposits	1,963,778	1,928,420

Short-term borrowings	156,337	152,255
Long-term debt	93,980	98,425
Other liabilities	34,459	31,356
Total Liabilities	2,248,554	2,210,456

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued and outstanding at March 31, 2006 and December 31, 2005, less 662,462 and 395,465 shares in treasury, respectively	46,249	46,249
Capital surplus	103,900	104,435
Retained earnings	168,625	160,747
Cost of common stock in treasury	(20,960)	(11,278)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale	(5,756)	(4,839)
Unrealized loss on derivative instruments	(509)	-
Underfunded pension liability	(3,173)	(3,173)
Total Accumulated Other Comprehensive Loss	(9,438)	(8,012)
Total Shareholders’ Equity	288,376	292,141
Total Liabilities and Shareholders’ Equity	$2,536,930	$2,502,597

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended March 31
	2006	2005

Interest Income
Interest and fees on loans	$29,564	$22,190
Interest on investment securities:
Taxable	7,260	7,646
Tax-exempt	467	435
Interest on deposits in depository institutions	150	18
Interest on federal funds sold	-	4
Total Interest Income	37,441	30,293

Interest Expense
Interest on deposits	9,201	5,868
Interest on short-term borrowings	1,127	577
Interest on long-term debt	1,260	1,585
Total Interest Expense	11,588	8,030
Net Interest Income	25,853	22,263
Provision for loan losses	1,000	-
Net Interest Income After Provision for Loan Losses	24,853	22,263

Noninterest Income
Investment securities gains	-	3
Service charges	9,862	8,443
Insurance commissions	614	592
Trust and investment management fee income	566	591
Bank owned life insurance	537	991
Other income	810	824
Total Noninterest Income	12,389	11,444

Noninterest Expense
Salaries and employee benefits	8,632	7,920
Occupancy and equipment	1,599	1,475
Depreciation	1,050	944
Professional fees and litigation expense	395	565
Postage, delivery, and statement mailings	644	653
Advertising	774	705
Telecommunications	476	473
Bankcard expenses	543	525
Insurance and regulatory	388	366
Office supplies	383	203
Repossessed asset losses and expenses	4	1
Loss on early extinguishment of debt	282	-
Other expenses	2,327	2,183
Total Noninterest Expense	17,497	16,013
Income Before Income Taxes	19,745	17,694
Income tax expense	6,879	6,016
Net Income	$12,866	$11,678

Basic earnings per common share	$0.71	$0.70
Diluted earnings per common share	$0.71	$0.69
Dividends declared per common share	$0.28	$0.25
Average common shares outstanding:
Basic	18,006	16,605
Diluted	18,067	16,812

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2006 and 2005
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2004	$42,298	$55,512	$128,175	$(8,761)	$(1,144)	$216,080
Comprehensive income:
Net income			11,678			11,678
Other comprehensive income, net of deferred income taxes of $3,164:
Unrealized losses on available-for-sale securities of $7,913, net of taxes and reclassification adjustment for gains included in net income of $3					(4,746)	(4,746)
Total comprehensive income						6,932
Cash dividends declared ($0.25 per share)			(4,155)			(4,155)
Issuance of 4,800 stock awards shares		6		141		147
Exercise of 23,350 stock options		(397)		695		298
Balances at March 31, 2005	$42,298	$55,121	$135,698	$(7,925)	$(5,890)	$219,302

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2005	$46,249	$104,435	$160,747	$(11,278)	$(8,012)	$292,141
Comprehensive income:
Net income			12,866			12,866
Other comprehensive loss, net of deferred income taxes of $950:
Unrealized losses on available-for-sale securities of $1,528, net of taxes					(917)	(917)
Net unrealized loss on interest rate floors of $848					(509)	(509)
Total comprehensive income						11,440
Cash dividends declared ($0.28 per share)			(4,988)			(4,988)
Issuance of 6,700 stock awards shares		(78)		245		167
Exercise of 26,875 stock options		(630)		987		357
Excess tax benefit on stock -based compensation		173				173
Purchase of 300,572 treasury shares				(10,914)		(10,914)
Balances at March 31, 2006	$46,249	$103,900	$168,625	$(20,960)	$(9,438)	$288,376

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Three Months Ended March 31
	2006	2005

Operating Activities
Net income	$12,866	$11,678
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(786)	366
Provision for loan losses	1,000	-
Depreciation of premises and equipment	1,050	944
Deferred income tax expense	550	967
Net periodic employee benefit cost	46	-
Loss on early extinguishment of debt	282	-
Realized investment securities gains	-	(3)
Loss on sale of premises and equipment	7	-
Proceeds from bank-owned life insurance	-	910
Increase in value of bank-owned life insurance	(537)	(991)
Decrease (increase) in accrued interest receivable	1,139	(910)
Increase in other assets	(135)	(2,930)
Increase in other liabilities	2,756	6,277
Net Cash Provided by Operating Activities	18,238	16,308

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	253	-
Proceeds from sale of money market and mutual fund securities available-for-sale	254,900	305,800
Purchases of money market and mutual fund securities available-for-sale	(307,007)	(386,400)
Proceeds from sales of securities available-for-sale	613	701
Proceeds from maturities and calls of securities available-for-sale	19,874	36,952
Purchases of securities available-for-sale	(800)	(7,963)
Net (increase) decrease in loans	(9,957)	10,295
Sales of premises and equipment	-	26
Purchases of premises and equipment	(727)	(261)
Net Cash Used in Investing Activities	(42,851)	(40,850)

Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(20,551)	7,180
Net increase (decrease) in interest-bearing deposits	55,985	(4,761)
Net increase in short-term borrowings	2,977	18,630
Repayment of long-term debt	(826)	-
Redemption of trust preferred securities	(2,705)	-
Purchases of treasury stock	(10,914)	-
Exercise of stock options	357	445
Excess tax benefits from stock-based compensation arrangements	173	-
Dividends paid	(4,520)	(3,650)
Net Cash Provided by Financing Activities	19,976	17,844
Decrease in Cash and Cash Equivalents	(4,637)	(6,698)
Cash and cash equivalents at beginning of period	86,273	56,084
Cash and Cash Equivalents at End of Period	$81,636	$49,386

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements(Unaudited)
March 31, 2006
Note A - Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2006. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2005 has been extracted from audited financial statements included in the Company’s 2005 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report of the Company.
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no impact on net income or shareholders’ equity.

Note B -Previously Securitized Loans
Between 1997 and 1999, the Company completed six securitization transactions involving approximately $760 million in 125% of fixed rate, junior-lien underlying mortgages. The Company retained a financial interest in each of the securitizations. Principal amounts owed to investors were evidenced by securities (“Notes”). The Notes were subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests in the securitization transactions, or at the option of the Note insurer, on or after the date on which the related Note balance declined to 5% or less of the original Note balance. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as assets of the Company within the loan portfolio. During 2003 and 2004, the outstanding Note balances of the six securitizations declined below this 5% threshold and the Company exercised its redemption options on each of those securitizations. The table below summarizes information regarding delinquencies, net credit recoveries, and outstanding collateral balances of previously securitized loans for the dates presented:

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
( in thousands)	2006	2005	2005
	(in thousands)
Previously Securitized Loans:
Total principal amount of loans outstanding	$43,493	$67,340	$48,061
Discount	(17,575)	(16,752)	(17,805)
Net book value	$25,918	$50,588	$30,256

Principal amount of loans between 30 and 89 days past due	$1,217	$3,800	$1,848
Principal amount of loans 90 days and above past due	202	372	268
Net credit recoveries during the period	973	408	3,225

In accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, issued by the Accounting Standards Executive Committee, the Company is accounting for the difference between the carrying value and the expected total cash flows these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans. No such impairment charges were recorded for the three months ended March 31, 2006, or for the year ending December 31, 2005.
As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the contractual outstanding balance of the mortgage loans. As of March 31, 2006, the Company reported a book value of previously securitized loans of $25.9 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2006, was $43.5 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
During the first quarter of 2006 and 2005, the Company recognized $2.7 million and $3.1 million, respectively, of interest income from its previously securitized loans.

Note C -Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  During 2005, the Company purchased five interest rate floor contracts with a total notional amount of $400 million for $2.8 million. The interest rate floor contracts were designated as cash flow hedges with the objective of protecting the overall cash flows from the Company’s monthly interest receipts on a rolling portfolio of $400 million of variable-rate loans outstanding from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 6.75%. Prior to December 30, 2005 these instruments were accounted for as freestanding derivatives with market value changes charged to expense. On December 30, 2005, the Company re-designated each of the five respective interest rate floors to qualify as cash flow hedges.

The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	March 31, 2006		December 31, 2005
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value

Interest rate floors on variable-rate loans	$400,000	$422	$400,000	$1,270

  The weighted-average strike rates for interest rate floors outstanding at March 31, 2006 are 6.00% to 6.75%.
Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The Company recognized a charge for the decrease in market value of $0.5 million, net of taxes, in Other Comprehensive Income for the three months ending March 31, 2006 on these derivative instruments.

Note D - Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	March 31, 2006	December 31, 2005

Security repurchase agreements	$89,854	$76,443
Short-term FHLB advances	66,483	75,812
Total short-term borrowings	$156,337	$152,255

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E - Long-Term Debt
The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		March 31, 2006	Weighted Average Interest Rate

FHLB Advances	2008		$48,483	3.54%
FHLB Advances	2009		11,533	4.87%
FHLB Advances	2010		2,000	5.76%
FHLB Advances	2011		2,000	6.30%
FHLB Advances	Thereafter		3,628	4.90%
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a	)	26,336	9.15%
Total long-term debt			$93,980

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

The Company formed a statutory business trust, City Holding Capital Trust (“the Capital Trust”), under the laws of Delaware. The Capital Trust was created for the exclusive purpose of (i) issuing trust-preferred capital securities (“Capital Securities”), which represent preferred undivided beneficial interests in the assets of the trust, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures (“Debentures”) issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto. The trust is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements.
The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. In March 2005, the Federal Reserve Board issued a final rule that allows the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter limits. Under ruling, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company expects to include all of its $25.5 million in trust preferred securities in Tier 1 capital. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note F - Employee Benefit Plans

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, the Company reported employee compensation expense under stock option plans only if options were granted below market prices at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB No. 25, the Company reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
The Company transitioned to SFAS No. 123R using the modified prospective application method ("modified prospective application"). As permitted under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for estimated forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by the Company for periods prior to January 1, 2006.
The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Three Months Ended March 31,
	2006	2005

Risk-free interest rate	3.93%	3.74%
Expected dividend yield	2.98%	3.07%
Volatility factor	0.384	0.389
Expected life of option	5 years	5 years

As the Company has not issued any options during the three months ended March 31, 2006, the factors for March 31, 2006 are consistent with amounts reported in the Company’s 2005 Annual Report.
There was no material impact on the Company’s income before income taxes and net income from the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows. An excess tax benefit totaling $0.2 million is classified as a financing cash inflow for the three months ended March 31, 2006.
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $0.5 million at March 31, 2006. At March 31, 2006, this unrecognized expense is expected to be recognized over 1.5 years based on the weighted average-life of the option.
The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

(in thousands, except earnings per share data)	For the Three Months Ended March 31, 2005

Net income, as reported	$11,678
Pro forma stock-based employee compensation expense, net of tax	(33)
Net income, pro forma	$11,645

Basic earnings per share, as reported	$0.70
Pro forma stock-based employee compensation expense, net of tax	-
Basic earnings per share, pro forma	$0.70

Diluted earnings per share, as reported	$0.69
Pro forma stock-based employee compensation expense, net of tax	-
Diluted earnings per share, pro forma	$0.69

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:

	2006		2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	318,132	$28.56	602,307	$16.51
Granted	-	-	70,000	32.65
Exercised	(26,875)	13.30	(23,350)	12.73
Forfeited	-	-	(60,000)	33.90
Outstanding at March 31	291,257	$29.97	588,957	$16.80

Additional information regarding stock options outstanding and exercisable at March 31, 2006, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	29,232	$13.30	70	$687	29,232	$13.30	$687
$28.00 - $36.90	262,025	31.83	100	1,303	189,400	31.66	976
	291,257			$1,990	218,632		$1,663

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records compensation expense with respect to such awards in an amount equal to the fair market value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in shareholders’ equity is being amortized as compensation expense over the respective vesting periods using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture. Stock-based compensation expense associated with stock awards, included in salaries and employee benefits, was $0.1 million for the three month period ended March 31, 2006. There was no expense associated with stock awards for the 2005 reporting period. Unrecognized stock-based compensation expense related to non-vested stock awards was $0.3 million at March 31, 2006. At March 31, 2006, this unrecognized expense is expected to be recognized over 3 years based on the weighted average-life of the options.

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.1 million for the three month periods ended March 31, 2006 and March 31, 2005.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company did not make any contributions to the Defined Benefit Plan during the three months ended March 31, 2006 and 2005.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(in thousands)	2006	2005

Components of net periodic cost:
Interest cost	$129	$166
Expected return on plan assets	(144)	(190)
Net amortization and deferral	61	24
Net Periodic Pension Cost	$46	$-

Note G - Commitments and Contingencies
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

( in thousands)	March 31, 2006	December 31, 2005

Commitments to extend credit:
Home equity lines	$147,682	$148,259
Credit card lines	39,456	39,646
Commercial real estate	62,371	65,966
Other commitments	141,800	145,535
Standby letters of credit	7,573	7,250
Commercial letters of credit	280	312

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H - Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(in thousands)	2006	2005

Net income	$12,866	$11,678

Unrealized security losses arising during the period	(1,528)	(7,913)
Reclassification adjustment for gains included in income	-	3
	(1,528)	(7,910)

Unrealized loss on interest rate floors	(848)	-
Other comprehensive income before income taxes	(2,376)	3,768
Tax effect	950	3,164
Total comprehensive income	$11,440	$6,932

Note I - Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2006	2005

Net income	$12,866	$11,678

Average shares outstanding	18,006	16,605

Effect of dilutive securities:
Employee stock options	61	207

Shares for diluted earnings per share	18,067	16,812

Basic earnings per share	$0.71	$0.70
Diluted earnings per share	$0.71	$0.69

Options to purchase 41,750 shares of common stock at an exercise price of $36.90 and 92,500 shares of common stock at exercise prices between $28.00 and $33.90 per share were outstanding during the first quarter of 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J - Acquisitions
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
Pro forma information regarding the acquisition has not been presented as the acquisition is not deemed to be significant, and pro forma results assuming that the acquisition had occurred at the beginning of 2005 would not be materially different than the results reported herein.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2005 Annual Report to Stockholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report of the Company. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 21 - 25 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business. In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions. Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities. On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.

Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 25 and 26 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“Notes”) in certain of the Company’s securitization transactions. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses. Please refer to Note B of Notes to Consolidated Financial Statements, on pages 8 - 9 for further discussion of SOP 03-3.
Financial Summary

The Company reported consolidated net income of $12.9 million, or $0.71 per diluted common share, for the three months ended March 31, 2006, compared to $11.7 million, or $0.69 per diluted common share for the first quarter of 2005. Return on average assets (“ROA”) was 2.06% and return on average equity (“ROE”) was 17.4% for the first quarter of 2006, compared to 2.11% and 20.9%, respectively, for the first three months of 2005.
The Company’s net interest income for the first quarter of 2006 increased $3.6 million compared to the first quarter of 2005 (see Net Interest Income). The Company recorded a provision for loan losses of $1.0 million for the first quarter of 2006 while no provision for loan losses was recorded for the first quarter of 2005 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $1.0 million from the quarter ended March 31, 2005, to the quarter ended March 31, 2006. This increase was primarily due to an increase of $1.5 million, or 16.8%, in service charge revenues, which was partially offset by a decrease in bank-owned life insurance income of $0.5 million as the result of a settlement of an insured claim during the first quarter of 2005. Non-interest expenses increased $1.5 million principally due to the acquisition of Classic, which was completed during the second quarter of 2005.
Net Interest Income
During the first quarter of 2006, the Company recorded tax equivalent net interest income of $26.1 million as compared to $22.5 million during the first quarter of 2005. This increase was due to the Classic acquisition ($2.5 million) as well as a widening of the net interest margin and growth in the Company’s traditional loan portfolio (residential real estate, home equity, commercial and installment loans). Exclusive of the Classic acquisition, net interest income increased $1.1 million, or 5.0%, from the first quarter of 2005 to the first quarter of 2006. This increase was due primarily to an increase of $112 million, or 8.7%, in the average balances of traditional loans outstanding and a 67 basis points increase in the yield on such loans.

These increases were partially offset by increased interest expense and a decline in interest income attributable to previously securitized loans. Exclusive of the Classic acquisition, interest expense increased $1.8 million due to a 51 basis point increase in the rate paid on interest bearing liabilities from the first quarter of 2005. Interest income from previously securitized loans decreased $0.4 million from the first quarter of 2005. This decrease was related to a decrease in the average balance of previously securitized loans from $54.9 million for the quarter ended March 31, 2005, to $28.1 million for the quarter ended March 31, 2006. However, this reduction was partially mitigated as the yield on these loans rose from 22.8% from the first quarter of 2005 to 39.1% for the first quarter of 2006 (see Previously Securitized Loans).
The net interest margin for the first quarter of 2006 of 4.71% represented a 25 basis point increase from the first quarter of 2005’s net interest margin of 4.46%. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates by emphasizing variable rate loan products. Excluding the impact of previously securitized loans and the Classic acquisition, the Company’s net interest margin increased 19 basis points, or $1.0 million, when comparing the quarter ended March 31, 2006 to the quarter ended March 31, 2005.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended March 31,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$593,131	$8,380	5.73%	$466,011	$6,520	5.67%
Home equity	302,265	5,594	7.51	306,354	4,273	5.66
Commercial financial and agriculture	635,249	11,293	7.21	477,462	6,982	5.93
Installment loans to individuals	56,546	1,593	11.43	43,734	1,333	12.36
Previously securitized loans	28,051	2,704	39.09	54,928	3,082	22.76
Total loans	1,615,242	29,564	7.42	1,348,489	22,190	6.67
Securities:
Taxable	574,195	7,260	5.13	657,240	7,646	4.72
Tax-exempt (2)	44,303	719	6.58	37,306	668	7.26
Total securities	618,498	7,979	5.23	694,546	8,314	4.85
Deposits in depository institutions	14,888	150	4.09	3,714	18	1.97
Federal funds sold	-	-	-	583	4	2.78
Total interest-earning assets	2,248,628	37,693	6.80	2,047,332	30,526	6.05
Cash and due from banks	53,252			43,866
Bank premises and equipment	42,529			34,333
Other assets	168,035			106,588
Less: allowance for loan losses	(16,851)			(17,480)
Total assets	$2,495,593			$2,214,639

Liabilities
Interest-bearing demand deposits	$444,126	$1,259	1.15%	$413,224	$716	0.70%
Savings deposits	306,314	732	0.97	277,116	355	0.52
Time deposits	830,866	7,210	3.52	657,546	4,797	2.96
Short-term borrowings	151,728	1,127	3.01	144,069	577	1.62
Long-term debt	95,296	1,260	5.36	148,836	1,585	4.32
Total interest-bearing liabilities	1,828,330	11,588	2.57	1,640,791	8,030	1.98
Noninterest-bearing demand deposits	342,482			321,648
Other liabilities	28,564			28,951
Stockholders’ equity	296,217			223,249
Total liabilities and stockholders’ equity	$2,495,593			$2,214,639
Net interest income		$26,105			$22,496
Net yield on earning assets			4.71%			4.46%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended March 31,
	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,779	$81	$1,860
Home equity	(57)	1,378	1,321
Commercial, financial, and agriculture	2,307	2,004	4,311
Installment loans to individuals	391	(131)	260
Previously securitized loans	(1,508)	1,130	(378)
Total loans	2,912	4,462	7,374
Securities:
Taxable	(966)	580	(386)
Tax-exempt (1)	125	(74)	51
Total securities	(841)	506	(335)
Deposits in depository institutions	54	78	132
Federal funds sold	(4)	-	(4)
Total interest-earning assets	$2,121	$5,046	$7,167

Interest-bearing liabilities:
Demand deposits	$54	$489	$543
Savings deposits	37	340	377
Time deposits	1,264	1,149	2,413
Short-term borrowings	31	519	550
Long-term debt	(570)	245	(325)
Total interest-bearing liabilities	$816	$2,742	$3,558
Net Interest Income	$1,305	$2,304	$3,609

(1) Fully federal taxable equivalent using a tax rate of 35%.

Allowance and Provision for Loan Losses

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical charge-off percentages, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.0 million in the first quarter of 2006. The increase in the provision for loan losses from $0.8 million in the fourth quarter of 2005 was due to recent loss trends in the consumer and home equity portfolios within City and national trends. While the Company increased its provision from the fourth quarter of 2005 to the first quarter of 2006, the amount of provision recorded was favorably impacted by continued improvement in the quality of the loan portfolio. Specifically, two problem credits were repaid/reduced during the first quarter. As a result, the amounts applicable to these credits were no longer required, favorably impacting the provision required by $0.3 million for the first quarter.
The Company had net charge-offs of $1.0 million for the first quarter of 2006, with overdraft depository accounts representing $0.5 million of this total. While charge-offs on overdrafts of depository accounts are appropriately taken against the ALLL, the revenue associated with overdraft of depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown. Net charge-offs on installment loans, commercial loans, and real estate loans were $0.2 million, $0.1 million, and $0.2 million, respectively, for the quarter ended March 31, 2006.

Due to a number of strategic initiatives to strengthen the loan portfolio implemented by management in recent years, including tightening credit standards, changing the overall mix of the portfolio to include a higher proportion of real estate secured loans, and identifying and charging off or resolving problem loans, the quality of the Company’s loan portfolio remains solid. At March 31, 2006, non-performing assets as a percentage of loans and other real estate owned were 0.25%. Average non-performing assets as a percentage of loans and other real estate owned for the Company’s peer group (bank holding companies with total assets between $1 billion and $5 billion) for the most recently reported quarter ended December 31, 2005, was 0.68%. Another contributing factor that has enabled the Company to maintain its allowance at lower levels than peers is the composition of the Company’s loan portfolio, which is weighted more toward residential mortgage loans and less toward non-real estate secured commercial loans than its peers. As a result, the Company’s ALLL as a percentage of loans outstanding is 1.04% at March 31, 2006, compared to the average of the Company’s peer group of 1.21% for the most recently reported quarter. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision for loan losses that is directionally consistent with changes in asset quality and loss experience.
The allowance allocated to the commercial loan portfolio (see Table Five) decreased $0.3 million, or 4.0%, from $7.6 million at December 31, 2005 to $7.3 million at March 31, 2006. This decline was primarily related to two commercial loans that repaid/reduced during the first quarter of 2006.
The allowance allocated to the residential real estate portfolio (see Table Five) increased $0.3 million, or 8.2%, from $4.0 million at December 31, 2005 to $4.3 million at March 31, 2006. This increase was primarily due to increased net charge-offs during the first quarter of 2006 and recent loss trends nationally in home equity lending.
The allowance allocated to the consumer loan portfolio (see Table Five) increased $0.1 million, or 3.3%, from $2.8 million at December 31, 2005 to $2.9 million at March 31, 2006. Increases in net charge-offs and increases in other inherent risk factors in this portfolio have been essentially offset by decreases in consumer loan balances. Continuing the trend of recent quarters, average consumer loan balances declined $3.7 million, or 6.1%, from $60.2 million for the quarter ended December 31, 2005 to $56.6 million for the quarter ended March 31, 2006.
The allowance allocated to overdraft deposit accounts (see Table Five) declined $0.1 million, or 3.7%, from $2.4 million at December 31, 2005 to $2.3 million at March 31, 2006. This decline was attributable to a slight decline in the loss percentages attributable to these balances.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2006, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans, among other factors. The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at March 31, 2006.

Table Three
Analysis of the Allowance for Loan Losses
	Three months ended March 31,		Year ended December 31,
(in thousands)	2006	2005	2005

Balance at beginning of period	$16,790	$17,815	$17,815

Allowance from acquisition	-	-	3,265

Charge-offs:
Commercial, financial, and agricultural	(185)	(429)	(1,673)
Real estate-mortgage	(296)	(658)	(1,491)
Installment loans to individuals	(368)	(308)	(1,711)
Overdraft deposit accounts	(958)	(744)	(3,584)
Total charge-offs	(1,807)	(2,139)	(8,459)

Recoveries:
Commercial, financial, and agricultural	32	95	605
Real estate-mortgage	105	37	303
Installment loans to individuals	198	205	679
Overdraft deposit accounts	500	312	1,182
Total recoveries	835	649	2,769
Net charge-offs	(972)	(1,490)	(5,690)
Provision for loan losses	1,000	-	1,400
Balance at end of period	$16,818	$16,325	$16,790

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.2)%	(0.4)%	(0.4)%
Provision for loan losses (annualized)	0.25%	-	0.09%
As a Percent of Non-Performing Loans:
Allowance for loan losses	503.5%	489.5%	402.0%

Table Four
Non-Performing Assets
	As of March 31,		As of December 31,
(in thousands)	2006	2005	2005

Non-accrual loans	$2,743	$2,641	$2,785
Accruing loans past due 90 days or more	512	322	1,124
Previously securitized loans past due 90 days or more	85	372	268
Total non-performing loans	3,340	3,335	4,177
Other real estate, excluding property associated with previously securitized loans	403	463	135
Other real estate, associated with previously securitized loans	306	-	-
Total other real estate owned	709	463	135
Total non-performing assets	$4,049	$3,798	$4,312

Table Five
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(in thousands)	2006	2005	2005

Commercial, financial and agricultural	$7,307	$8,919	$7,613
Real estate - mortgage	4,304	3,518	3,977
Installment loans to individuals	2,913	2,515	2,819
Overdraft deposit accounts	2,294	1,373	2,381
Allowance for Loan Losses	$16,818	$16,325	$16,790

Previously Securitized Loans
Between 1997 and 1999, the Company originated and securitized $760 million in 125% loan to junior-lien underlying mortgages in six separate pools. The Company had a retained interest in the securitizations. Principal amounts owed to investors in the securitizations were evidenced by securities (“Notes”). The Notes were subject to redemption, in whole but not in part, at the option of the Company, as owner of the retained interests, or at the option of the Note insurer, on or after the date on which the related Note balance had declined to 5% or less of the original Note balance. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as assets of the Company within the loan portfolio. During 2004 and 2003, the Notes outstanding on each of the Company’s six securitizations declined below the 5% threshold and the Company exercised its redemption option on each of those securitizations.
As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans. As of March 31, 2006, the Company reported a carrying value of previously securitized loans of $25.9 million, while the actual outstanding contractual balance of these loans was $43.5 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. The Company evaluates the collectibility of previously securitized loans in accordance with Statement of Position 03-3 (see Note B). If upon evaluation of estimated collections and collections to date, the estimated total amount of collections is reduced below the original value of the loans, the loans will be considered impaired and subject to further evaluation.

During the first quarter of 2006 and for the year ending December 31, 2005, the Company has experienced net recoveries on these loans primarily due to increased collection efforts and the elimination of external servicing fees after the Company assumed servicing underlying loans. Subsequent to our assumption of the servicing of these loans, the Company has averaged net increased cash flows of approximately $0.5 million per month. While the Company does not expect to maintain recoveries at these levels, it does expect that credit losses will be more favorable than those incurred while the external servicing agent was servicing these loans due to the increased collection efforts from its internal staff. Because the previously securitized loans have been experiencing higher recoveries than previously assumed, the accretable yield has increased which has caused the yield on the previously securitized loans to increase. As a result, the yield is now estimated to be in the range of 39% and 41%, depending on defaults and prepayment rates experienced on these loans in the future.
During the first quarter of 2006 and 2005, the Company recognized $2.7 million and $3.1 million, respectively, of interest income on its previously securitized loans. Cash receipts for the three months ended March 31, 2006 and 2005 are summarized in the following table:

	Three months ended March 31,
(in thousands)	2006	2005

Principal receipts	$4,330	$8,107
Interest income receipts	1,563	2,713
Total cash receipts	$5,893	$10,820

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:

December 31, 2006	$19 million
December 31, 2007	14 million
December 31, 2008	10 million
December 31, 2009	8 million

Non-Interest Income and Non-Interest Expense
Non-Interest Income: Net of investment securities gains, non-interest income increased $1.0 million, or 8.3%, to $12.4 million in the first quarter of 2006 as compared to $11.4 million in the first quarter of 2005. The largest source of non-interest income is service charges from depository accounts, which increased $1.5 million, or 16.8%, from $8.4 million during the first quarter of 2005 to $9.9 million during the first quarter of 2006. This increase was partially due to the Classic acquisition, which accounted for $0.8 million, as well as an increase in the utilization of services by the Company’s expanding customer base. Excluding of the impact of Classic, service charge income increased 7.9% from the first quarter of 2005. The Company also experienced a $0.5 million decrease in bank-owned life insurance as the result of a settlement of an insured claim during the first quarter of 2005.

Non-Interest Expense: Non-interest expenses increased $1.5 million from $16.0 million in the first quarter of 2005 to $17.5 million in the first quarter of 2006. The Classic acquisition accounted for $1.3 million of the increased expenses during the first quarter of 2006. Excluding the impact of the Classic acquisition, non-interest expenses increased by $0.2 million in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of a $0.3 million charge related to the redemption of some of its trust preferred securities during the period.

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
However, it is important to understand that a parallel downward shift of 300 basis points in interest rates from the current rate would result in both a 1.75% Fed Funds rate and long-term interest rates of approximately 2.50%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years. Based upon the Company’s belief that the likelihood of an immediate 300 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 200 basis points from current rates.
The Company has entered into interest rate floors with a total notional value of $400 million at March 31, 2006, with terms of 3, 4, and 5 years to facilitate the management of its short-term interest rate risk. These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans. Please refer to Note C on pages 9-10 for further discussion of the use and accounting for such derivative instruments.
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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2006:
+300	7.75%	+7.1%	+0.5%
+200	6.75	+4.4	+1.1
+100	5.75	+1.8	+0.7
-100	3.75	(6.9)	(3.3)
-200	2.75	(12.1)	(5.7)

December 31, 2005:
+400	7.25%	+10.1%	+2.2%
+300	6.25	+8.1	+2.1
+200	5.25	+4.4	+1.4
+100	3.25	(6.7)	(3.4)
-100	2.25	(10.0)	(4.9)

These results are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2006 and beyond.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels. At March 31, 2006, City National could pay dividends up to $13.8 million plus an amount equal to its net profits for the remainder of 2006, as defined by statute, up to the dividend declaration date without prior regulatory approval.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.3 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.0 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2006. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.4 million of additional cash over the next 12 months. As of March 31, 2006, the Parent Company reported a cash balance of $29.9 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2006 other than the repayment of its $25.5 million obligation under the debentures held by City Holding Capital Trust. However, this obligation does not mature until April 2028, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2006, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2006, City National has the capacity to borrow an additional $379.2 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (91.3% or $580.5 million at March 31, 2006) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 63.3% as of March 31, 2006 and deposit balances fund 77.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $635.6 million at March 31, 2006, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $284.8 million. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 44.0% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $18.2 million of cash from operating activities during the first quarter of 2006, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company used $42.9 million of cash in investing activities during the first quarter of 2006 primarily for the purchase of money market and mutual fund securities, net of proceeds from these securities and from maturities and calls of securities available-for-sale. The Company generated $20.0 million of cash in financing activities during the first quarter of 2006, principally as a result of increasing its interest bearing deposits by $56.0 million which was partially offset by a decrease in noninterest bearing deposits of $20.6 million, treasury stock purchases of $10.9 million, and cash dividends paid to the Company’s common stockholders of $4.5 million.
Capital Resources
During the first quarter of 2006, Shareholders’ Equity decreased $3.7 million, or 1.3%, from $292.1 million at December 31, 2005 to $288.4 million at March 31, 2006. This decrease was primarily due to common stock purchases of $10.9 million, dividends declared during the quarter of $5.0 million and a $1.4 million reduction in accumulated other comprehensive income, which was partially offset by reported net income of $12.9 million. The reduction in accumulated other comprehensive income during the quarter was due to unrealized losses, net of taxes, on the Company’s available for sale investment securities of $0.9 million and unrealized losses, net of taxes, on the Company’s derivative instruments of $0.5 million.
The Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management as authorized by the Company’s Board of Directors in June 2005. Since the repurchase plan was adopted, the Company has purchased 505,672 shares of its common stock. There were 300,572 shares repurchased during the first quarter of 2006 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful. As of March 31, 2006, the Company may repurchase an additional 494,328 shares from time to time depending on market conditions under the authorization.

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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:
			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2006	2005
City Holding:
Total	8.0%	10.0%	15.8%	16.4%
Tier I Risk-based	4.0	6.0	14.8	15.4
Tier I Leverage	4.0	5.0	10.6	11.0
City National:
Total	8.0%	10.0%	13.8%	14.0%
Tier I Risk-based	4.0	6.0	12.8	13.0
Tier I Leverage	4.0	5.0	9.1	9.2

Item 3 - Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

   The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2006	41,500	$36.50	41,500	753,400

February 1 - February 28, 2006	79,100	$36.49	79,100	674,300

March 1 - March 31, 2006	179,972	$36.19	179,972	494,328

(a)
In June 2005, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities	None.
Item 4.	Submission of Matters to a Vote of Security Holders	None.
Item 5.	Other Information	None.
Item 6.	Exhibits	None.

(a) Exhibits
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: May 3, 2006