Form 10-Q
period 2006-06-30
CITY HOLDING CO
filed 2006-08-09
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
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

Common stock, $2.50 Par Value - 17,565,971 shares as of August 7, 2006.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share and per share data)
	June 30	December 31
	2006	2005
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$59,282	$81,822
Interest-bearing deposits in depository institutions	35,388	4,451
Cash and Cash Equivalents	94,670	86,273

Loans held for sale	10,012	-

Securities available for sale, at fair value	512,474	549,966
Securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2006 and December 31, 2005 - $57,092 and $58,892)	54,372	55,397
Total Securities	566,846	605,363

Gross loans	1,647,539	1,612,827
Allowance for loan losses	(15,268)	(16,790)
Net Loans	1,632,271	1,596,037

Bank owned life insurance	54,058	52,969
Premises and equipment	43,094	42,542
Accrued interest receivable	11,271	13,134
Net deferred tax asset	30,095	27,929
Intangible assets	59,219	59,559
Other assets	20,485	18,791
Total Assets	$2,522,021	$2,502,597
Liabilities
Deposits:
Noninterest-bearing	$345,207	$376,076
Interest-bearing:
Demand deposits	427,813	437,639
Savings deposits	319,189	302,571
Time deposits	880,261	812,134
Total Deposits	1,972,470	1,928,420

Short-term borrowings	142,156	152,255
Long-term debt	90,854	98,425
Other liabilities	32,421	31,356
Total Liabilities	2,237,901	2,210,456

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued and outstanding at June 30, 2006 and December 31, 2005, less 928,811 and 395,465 shares in treasury, respectively	46,249	46,249
Capital surplus	103,825	104,435
Retained earnings	177,467	160,747
Cost of common stock in treasury	(30,486)	(11,278)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale	(8,750)	(4,839)
Unrealized loss on derivative instruments	(1,012)	-
Underfunded pension liability	(3,173)	(3,173)
Total Accumulated Other Comprehensive Loss	(12,935)	(8,012)
Total Shareholders’ Equity	284,120	292,141
Total Liabilities and Shareholders’ Equity	$2,522,021	$2,502,597

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands , except earnings per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Interest Income
Interest and fees on loans	$30,451	$24,523	$60,014	$46,713
Interest on investment securities:
Taxable	7,489	7,682	14,748	15,328
Tax-exempt	455	447	922	882
Interest on loans held for sale	200	-	200	-
Interest on deposits in depository institutions	415	24	566	42
Interest on federal funds sold	-	-	-	4
Total Interest Income	39,010	32,676	76,450	62,969

Interest Expense
Interest on deposits	10,520	6,605	19,721	12,473
Interest on short-term borrowings	1,326	787	2,452	1,364
Interest on long-term debt	1,239	1,662	2,499	3,247
Total Interest Expense	13,085	9,054	24,672	17,084
Net Interest Income	25,925	23,622	51,778	45,885
Provision for loan losses	675	-	1,675	-
Net Interest Income After Provision for Loan Losses	25,250	23,622	50,103	45,885

Non-Interest Income
Investment securities gains	-	18	-	21
Service charges	10,903	9,685	20,764	18,128
Insurance commissions	521	545	1,135	1,137
Trust and investment management fee income	504	462	1,070	1,053
Bank owned life insurance	678	545	1,215	1,536
Other income	857	843	1,667	1,667
Total Non-Interest Income	13,463	12,098	25,851	23,542

Non-Interest Expense
Salaries and employee benefits	8,764	8,404	17,396	16,324
Occupancy and equipment	1,624	1,564	3,223	3,039
Depreciation	1,071	994	2,121	1,938
Professional fees and litigation expense	571	514	966	1,079
Postage, delivery, and statement mailings	689	615	1,333	1,268
Advertising	755	762	1,529	1,467
Telecommunications	525	513	1,001	986
Bankcard expenses	458	560	1,001	1,085
Insurance and regulatory	381	365	769	731
Office supplies	372	275	754	478
Repossessed asset gains, net of expenses	(129)	(16)	(125)	(15)
Loss on early estinguishment of debt	-	-	282	-
Other expenses	2,474	2,289	4,802	4,472
Total Non-Interest Expense	17,555	16,839	35,052	32,852
Income Before Income Taxes	21,158	18,881	40,902	36,575
Income tax expense	7,397	6,532	14,275	12,548
Net Income	$13,761	$12,349	$26,627	$24,027

Basic earnings per common share	$0.78	$0.72	$1.49	$1.42
Diluted earnings per common share	$0.77	$0.71	$1.49	$1.40
Dividends declared per common share	$0.28	$0.25	$0.56	$0.50
Average common shares outstanding:
Basic	17,719	17,268	17,860	16,938
Diluted	17,772	17,477	17,917	17,146

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2006 and 2005
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2004	$42,298	$55,512	$128,175	$(8,761)	$(1,144)	$216,080
Comprehensive income:
Net income			24,027			24,027
Other comprehensive income, net of deferred income taxes of $1,460:
Net unrealized losses on available-for-sale securities of $3,497, net of reclassification adjustment for gains included in net income of $20					(2,086)	(2,086)
Net unrealized loss on interest rate floors of $173					(104)	(104)
Total comprehensive income						21,837
Cash dividends declared ($0.50 per share)			(8,651)			(8,651)
Issuance of 1,580,034 shares for acquisition of Classic Bancshares, net 108,173 shares owned and transferred to treasury	3,951	53,739		(3,351)		54,339
Issuance of stock awards net		(307)		454		147
Exercise of 38,368 stock options		(675)		1,172		497
Purchase of 137,476 shares for treasury				(4,625)		(4,625)
Balances at June 30, 2005	$46,249	$108,269	$143,551	$(15,111)	$(3,334)	$279,624

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2005	$46,249	$104,435	$160,747	$(11,278)	$(8,012)	$292,141
Comprehensive income:
Net income			26,627			26,627
Other comprehensive loss, net of deferred income taxes of $3,282:
Unrealized losses on available-for-sale securities of $6,518, net of taxes					(3,911)	(3,911)
Net unrealized loss on interest rate floors of $1,687					(1,012)	(1,012)
Total comprehensive income						21,704
Cash dividends declared ($0.56 per share)			(9,907)			(9,907)
Issuance of stock awards net		(58)		245		187
Exercise of 32,007 stock options		(747)		1,172		425
Excess tax benefit on stock -based compensation		195				195
Purchase of 572,053 treasury shares				(20,625)		(20,625)
Balances at June 30, 2006	$46,249	$103,825	$177,467	$(30,486)	$(12,935)	$284,120

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Six Months Ended June 30
	2006	2005

Operating Activities
Net income	$26,627	$24,027
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(1,453)	1,048
Provision for loan losses	1,675	-
Depreciation of premises and equipment	2,121	1,938
Deferred income tax expense	1,010	1,874
Net periodic employee benefit cost	123	24
Loss on early extinguishment of debt	282	-
Realized investment securities gains	-	(21)
Loss (gain) on sale of premises and equipment	15	(67)
Proceeds from bank-owned life insurance	125	910
Increase in value of bank-owned life insurance	(1,214)	(1,536)
Decrease (increase) in accrued interest receivable	1,863	(727)
Increase in other assets	(3,523)	(3,923)
Increase (decrease) in other liabilities	820	(3,789)
Net Cash Provided by Operating Activities	28,471	19,758

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	909	2,822
Proceeds from sale of money market and mutual fund securities available-for-sale	500,250	668,100
Purchases of money market and mutual fund securities available-for-sale	(509,516)	(666,650)
Proceeds from sales of securities available-for-sale	3,223	1,604
Proceeds from maturities and calls of securities available-for-sale	39,320	71,617
Purchases of securities available-for-sale	(3,018)	(11,737)
Net (increase) in loans	(45,337)	(15,132)
Sales of premises and equipment	-	101
Purchases of premises and equipment	(2,688)	(1,352)
Acquisition, net cash received	-	(7,121)
Net Cash (Used in) Provided by Investing Activities	(16,857)	42,252

Financing Activities
Net (decrease) in noninterest-bearing deposits	(30,869)	(16,310)
Net increase (decrease) in interest-bearing deposits	75,016	(13,249)
Net (decrease) in short-term borrowings	(12,410)	(13,323)
Repayment of long-term debt	(2,731)	(329)
Redemption of trust preferred securities	(2,705)	-
Purchases of treasury stock	(20,625)	(4,625)
Exercise of stock options	425	497
Excess tax benefits from stock-based compensation arrangements	195	-
Dividends paid	(9,513)	(7,806)
Net Cash Used in Financing Activities	(3,217)	(55,145)
Increase in Cash and Cash Equivalents	8,397	6,865
Cash and cash equivalents at beginning of period	86,273	56,084
Cash and Cash Equivalents at End of Period	$94,670	$62,949

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006
Note A - Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2006. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2005 has been extracted from audited financial statements included in the Company’s 2005 Annual Report to Stockholders. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report of the Company.
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

	As of and for the Six Months Ended		As of and for the Year Ended
	June 30,		December 31,
( in thousands)	2006	2005	2005
	(in thousands)
Previously Securitized Loans:
Total principal amount of loans outstanding	$39,976	$59,403	$48,061
Discount	(17,723)	(17,733)	(17,805)
Net book value	$22,253	$41,670	$30,256

Principal amount of loans between 30 and 89 days past due	$866	$2,536	$1,848
Principal amount of loans 90 days and above past due	277	376	268
Net credit recoveries during the period	2,552	1,306	3,225

In accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, issued by the Accounting Standards Executive Committee, the Company is accounting for the difference between the carrying value and the expected total cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans. No such impairment charges were recorded for the six months ended June 30, 2006, or for the year ending December 31, 2005.
As the Company redeemed the outstanding Notes from its securitizations, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio at carrying value. Because the book value of the mortgage loans incorporates assumptions for expected prepayment and default rates, the book value of the loans is generally less than the contractual outstanding balance of the mortgage loans. As of June 30, 2006, the Company reported a book value of previously securitized loans of $22.3 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2006, was $40.0 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
During the first six months of 2006 and 2005, the Company recognized $5.2 million and $5.9 million, respectively, of interest income from its previously securitized loans.

Note C -Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of June 30, 2006, the Company has entered into seven interest rate floor contracts with a total notional amount of $500 million at a cost of $5.8 million that are designated as cash flow hedges. The objective of these interest rate floors is to protect the overall cash flows from the Company’s monthly interest receipts on a rolling portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 8.00%.

The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	June 30, 2006		December 31, 2005
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$2,935	$400,000	$1,270

The weighted-average strike rates for interest rate floors outstanding at June 30, 2006 are 6.00% to 8.00%.

  Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The Company recognized a charge for the decrease in fair value of $1.0 million, net of taxes, in Other Comprehensive Income for the six months ending June 30, 2006 on these derivative instruments.
During the second quarter of 2006, the Company redesignated an interest rate floor contract with a total notional amount of $100 million that had previously been accounted for as a cash flow hedge as a freestanding derivative. As a result of this redesignation, the Company recorded a $0.1 million charge to expense to reflect changes in fair value of this instrument. This interest rate floor has no fair value reflected in the Company’s Consolidated Balance Sheet at June 30, 2006, matures in 23 months and has strike rate of 6.00%.

Note D - Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	June 30, 2006	December 31, 2005

Security repurchase agreements	$95,296	$76,443
Short-term FHLB advances	46,860	75,812
Total short-term borrowings	$142,156	$152,255

Securities sold under agreements to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E - Long-Term Debt
The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		June 30, 2006	Weighted Average Interest Rate

FHLB Advances	2008		$46,941	3.55%
FHLB Advances	2009		10,021	4.86%
FHLB Advances	2010		3,000	6.05%
FHLB Advances	2011		1,000	5.98%
FHLB Advances	Thereafter		3,556	4.90%
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a	)	26,336	9.15%
Total long-term debt			$90,854

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
The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. In March 2005, the Federal Reserve Board issued a final rule that allows the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter limits. Under this ruling, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company expects to include all of its $25.5 million in trust preferred securities in Tier 1 capital. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note F - Employee Benefit Plans
On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, the Company reported employee compensation expense under stock option plans only if options were granted below market prices at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB No. 25, the Company reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
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
The fair value of the Company's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted, but are not considered by the model. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant. The assumptions used in the Black-Scholes option-pricing model are as follows:

	For the Six Months Ended June 30,
	2006	2005

Risk-free interest rate	3.93%	3.71%
Expected dividend yield	2.98%	3.12%
Volatility factor	0.384	0.388
Expected life of option	5 years	5 years

As the Company has not issued any options during the six months ended June 30, 2006, the factors for June 30, 2006 are consistent with amounts reported in the Company’s 2005 Annual Report.

There was no material impact on the Company’s income before income taxes and net income from the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows. An excess tax benefit totaling $0.2 million is classified as a financing cash inflow for the six months ended June 30, 2006.
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $0.4 million at June 30, 2006. At June 30, 2006, this unrecognized expense is expected to be recognized over 1.5 years based on the weighted average-life of the option.
The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

(in thousands, except earnings per share data)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net income, as reported	$12,349	$24,027
Pro forma stock-based employee compensation expense, net of tax	(172)	(204)
Net income, pro forma	$12,177	$23,823

Basic earnings per share, as reported	$0.72	$1.42

Basic earnings per share, pro forma	$0.71	$1.41

Diluted earnings per share, as reported	$0.71	$1.40

Diluted earnings per share, pro forma	$0.70	$1.39

A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	2006		2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	318,132	$28.56	602,307	$16.51
Granted	-	-	99,000	32.15
Exercised	(32,007)	13.30	(38,368)	12.95
Forfeited	-	-	(60,000)	33.90
Outstanding at June 30	286,125	$30.27	602,939	$17.57

Additional information regarding stock options outstanding and exercisable at June 30, 2006, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	24,100	$13.30	67	$550	24,100	$13.30	$550
$28.00 - $36.90	262,025	31.83	97	1,161	189,400	31.66	881
	286,125			$1,711	213,500		$1,431

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records compensation expense with respect to such awards in an amount equal to the fair market value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. The deferred compensation cost reflected in shareholders’ equity is being amortized as compensation expense over the respective vesting periods using the straight-line method. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture. Stock-based compensation expense associated with stock awards, included in salaries and employee benefits, was $0.1 million for the six month period ended June 30, 2006. There was no expense associated with stock awards for the 2005 reporting period. Unrecognized stock-based compensation expense related to non-vested stock awards was $0.3 million at June 30, 2006. At June 30, 2006, this unrecognized expense is expected to be recognized over 4 years based on the weighted average-life of the options.

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for both of the six month periods ended June 30, 2006 and June 30, 2005 and approximated $0.1 million for both of the three month periods ended June 30, 2006 and June 30, 2005.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made contributions to the Defined Benefit Plan approximating $0.1 million for both of the six month periods ended June 30, 2006 and 2005.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005

Components of net periodic cost:
Interest cost	$213	$165	$341	$331
Expected return on plan assets	(238)	(191)	(382)	(381)
Net amortization and deferral	102	50	164	74
Net Periodic Pension Cost	$77	$24	$123	$24

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

( in thousands)	June 30, 2006	December 31, 2005

Commitments to extend credit:
Home equity lines	$144,671	$148,259
Credit card lines	37,259	39,646
Commercial real estate	60,063	65,966
Other commitments	137,006	145,535
Standby letters of credit	8,769	7,250
Commercial letters of credit	525	312

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H - Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Six months ended June 30,
(in thousands)	2006	2005

Net income	$26,627	$24,027

Unrealized security losses arising during the period	(6,518)	(3,497)
Reclassification adjustment for gains included in income	-	20
	(6,518)	(3,477)

Unrealized loss on interest rate floors	(1,687)	(173)
Other comprehensive income before income taxes	(8,205)	(3,650)
Tax effect	3,282	1,460
Total comprehensive income	$21,704	$21,837

Note I - Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net income	$13,761	$12,349	$26,627	$24,027

Average shares outstanding	17,719	17,268	17,860	16,938

Effect of dilutive securities:
Employee stock options	53	209	57	208

Shares for diluted earnings per share	17,772	17,477	17,917	17,146

Basic earnings per share	$0.78	$0.72	$1.49	$1.42
Diluted earnings per share	$0.77	$0.71	$1.49	$1.40

    Options to purchase 43,750 shares of common stock at exercise prices between $36.25 and $36.90 and 90,000 shares of common stock at exercise prices between $32.89 and $33.90 per share were outstanding during the second quarter of 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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

Note K - Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. FIN 48 requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact, if any, on the Company's consolidated financial statements.

Note L - Subsequent Event
On August 3, 2006, the Company entered into a definitive agreement to sell its credit card portfolio of approximately $11.5 million to Elan Financial Services (Elan), a wholly owned subsidiary of U.S. Bancorp. As part of this agreement, the Company and Elan have entered into an agent marketing agreement that will enable the Company’s customers to continue to receive credit card products, while allowing Elan the exclusive marketing rights to the Company’s current and prospective customer base. This transaction is expected to be completed by December 31, 2006, subject to closing conditions, and is expected to result in an estimated pre-tax gain in excess of $3.4 million for the Company.

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
Pages 24-28 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
Note B, beginning on page 9 of this Quarterly Report on Form 10-Q, and pages 28 and 29 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“Notes”) in certain of the Company’s securitization transactions. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses. Please refer to Note B of Notes to Consolidated Financial Statements, on pages 9 - 10 for further discussion of SOP 03-3.

Financial Summary

Six Months Ended June 30, 2006 vs. 2005
The Company reported consolidated net income of $26.6 million, or $1.49 per diluted common share, for the six months ended June 30, 2006, compared to $24.0 million, or $1.40 per diluted common share for the six months ended June 30, 2005. Return on average assets (“ROA”) was 2.12% and return on average equity (“ROE”) was 18.1% for the first six months of 2006, compared to 2.10% and 20.3%, respectively, for the first six months of 2005.
Net interest income increased $5.9 million from $45.9 million for the six months ended June 30, 2005, to $51.8 million for the six months ended June 30, 2006 (see Net Interest Income). For the first six months of 2006, the Company has recorded a provision for loan losses of $1.7 million, while no provision for loan losses was recorded for the first six months of 2005 (see Allowance and Provision for Loan Losses). Primarily on the strength of increased service charge revenues, ($2.6 million or 14.5%), non-interest income increased $2.3 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. Non-interest expenses increased $2.2 million primarily due to the acquisition of Classic, which was completed during the second quarter of 2005.
Three Months Ended June 30, 2006 vs. 2005
The Company reported consolidated net income of $13.8 million, or $0.77 per diluted common share, for the three months ended June 30, 2006, compared to $12.3 million, or $0.71 per diluted common share, for the second quarter of 2005. Return on average assets (“ROA”) was 2.17% and return on average equity (“ROE”) was 18.8% for the second quarter of 2006, compared to 2.09% and 19.8%, respectively, for the second quarter of 2005.
The Company’s net interest income for the second quarter of 2006 increased $2.3 million compared to the second quarter of 2005 (see Net Interest Income). The Company recorded a provision for loan losses of $0.7 million for the second quarter of 2006 while no provision for loan losses was recorded for the second quarter of 2005 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $1.4 million from the quarter ended June 30, 2005, to the quarter ended June 30, 2006. This increase was primarily due to an increase of $1.2 million, or 12.6%, in service charge revenues. Non-interest expenses increased $0.8 million principally due to the acquisition of Classic, which was completed during the second quarter of 2005.
Net Interest Income
Six Months Ended June 30, 2006 vs. 2005
On a tax equivalent basis, net interest income increased $5.9 million, or 12.8%, from $46.4 million in the first six months of 2005 to $52.3 million in the first six months of 2006. This increase was primarily due to a widening of the Company’s net interest margin that increased net interest income by $4.4 million from the first six months of 2005. Interest income from the Company’s loan portfolio excluding Previously Securitized Loans increased $7.1 million from the second quarter of 2005 as the yield on these loans increased 88 basis points. In addition to benefiting from increased yields on loans, the Company has also been able to increase the average balances of its traditional loan portfolio (residential real estate, home equity, commercial and consumer loans) due to both internal growth and the acquisition of Classic during the second quarter of 2005. The increase in average balances of $236 million, or 17.3%, from the first six months of 2005 increased interest income associated with these loans by $6.9 million.
These increases were partially offset by increased interest expenses associated with higher rates paid on interest-bearing deposit accounts and increased balances of interest-bearing deposits. As a result of an increase of 67 basis points in the rate paid on interest-bearing deposits, interest expense increased $4.7 million from the first six months ended June 30, 2005. In addition, as a result of an increase in the average balances of interest-bearing deposits of $211 million, or 15.2%, interest expense increased $2.6 million from the first six months of 2005. The increase in the average balance of interest-bearing deposits from the six months ended June 30, 2005 is attributable to the Classic acquisition and internal growth.
In addition to increased deposit interest expense, the Company’s increase in interest income was also partially offset by a decrease in interest income from Previously Securitized Loans of $0.7 million from the six months ended June 30, 2005. This decrease is due to a decrease in the average balances of these loans of $24.2 million, or 48.2%, from $50.2 million for the six months ended June 30, 2005 to $26.0 million for the six months ended June 30, 2006. As a result of this decrease, interest income from Previously Securitized Loans decreased $2.9 million from the six months ended June 30, 2005. This reduction was partially mitigated by an increase in the yield on these assets from 23.75% for the first six months of 2005 to 40.41% for the first six months of 2006 (see Previously Securitized Loans).
The net interest margin for the first six months of 2006 of 4.64% represented a 20 basis point increase from the first six months of 2005’s net interest margin of 4.44%. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates by emphasizing variable rate loan products. Excluding the impact of previously securitized loans and the Classic acquisition, the Company’s net interest margin increased 33 basis points, or $3.2 million, for the six months ended June 30, 2005 when compared to the six months ended June 30, 2006.
Three Months Ended June 30, 2006 vs. 2005
The Company’s tax equivalent net interest income increased $2.3 million, or 9.7%, from $23.9 million during the second quarter of 2005 to $26.2 million during the second quarter of 2006. This increase was primarily attributable to a widening of the Company’s net interest margin, which increased net interest income by $2.1 million from the second quarter of 2005. The increase was due primarily to an increase of 89 basis points in the Company’s traditional loan portfolio (residential real estate, home equity, commercial, and installment loans). As a result, interest income from the Company’s traditional loan portfolio increased $3.7 million from the second quarter of 2005. Also contributing to increased interest income was growth in the Company’s traditional loan portfolio due to internal growth and the acquisition of Classic Bancshares, Inc. during the second quarter of 2005. As a result of this growth of $178 million, or 12.5%, in the average balances of traditional loan products, interest income from these loans increased $2.5 million.

These increases were partially offset by increased interest expense associated with higher rates paid on interest-bearing deposits and increased balances of interest-bearing deposits. Interest expense increased $2.7 million due to a 75 basis point increase in the rate paid on interest-bearing deposits from the second quarter of 2005. Meanwhile, increased average balances of deposits of $190 million, or 13.2%, from the second quarter of 2005 were due to internal growth and the acquisition of Classic during the second quarter of 2005. Growth in average balances of deposits increased interest expense by $1.2 million.
Interest income from previously securitized loans decreased $0.3 million from the second quarter of 2005. This decrease was related to a decrease in the average balance of the loans from $45.6 million for the quarter ended June 30, 2005, to $24.0 million for the quarter ended June 30, 2006. However, this reduction was partially mitigated as the yield on these loans rose from 24.95% from the second quarter of 2005 to 41.92% for the second quarter of 2006 (see Previously Securitized Loans).
The net interest margin for the second quarter of 2006 of 4.58% represented a 16 basis point increase from the second quarter of 2005’s net interest margin of 4.42%. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates by emphasizing variable rate loan products. Excluding the impact of previously securitized loans, the Company’s net interest margin increased 27 basis points, or $1.6 million, when comparing the quarter ended June 30, 2006 to the quarter ended June 30, 2005.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Six months ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$594,954	$16,864	5.72%	$494,968	$13,809	5.63%
Home equity	305,787	11,556	7.62	305,410	8,876	5.86
Commercial financial and agriculture	643,420	23,385	7.33	511,674	15,241	6.01
Installment loans to individuals	52,691	2,993	11.52	49,249	2,870	11.75
Previously securitized loans	26,037	5,217	40.41	50,230	5,917	23.75
Total loans	1,622,889	60,015	7.46	1,411,531	46,713	6.67
Securities:
Taxable	576,640	14,748	5.16	651,275	15,328	4.75
Tax-exempt (2)	43,843	1,418	6.52	39,269	1,357	6.97
Total securities	620,483	16,166	5.25	690,544	16,685	4.87
Loans held for sale	3,218	200	12.53	-	-	-
Deposits in depository institutions	24,490	566	4.66	4,391	42	1.93
Federal funds sold	-	-	-	290	4	2.78
Total interest-earning assets	2,271,080	76,947	6.83	2,106,756	63,444	6.07
Cash and due from banks	51,726			41,063
Bank premises and equipment	42,575			36,229
Other assets	169,162			123,538
Less: allowance for loan losses	(16,881)			(17,485)
Total assets	$2,517,662			$2,290,101

Liabilities
Interest-bearing demand deposits	$441,474	$2,588	1.18%	$421,005	$1,561	0.75%
Savings deposits	312,542	1,658	1.07	284,281	823	0.58
Time deposits	848,306	15,474	3.68	685,619	10,089	2.97
Short-term borrowings	156,431	2,452	3.16	151,158	1,364	1.82
Long-term debt	93,773	2,499	5.37	151,796	3,247	4.31
Total interest-bearing liabilities	1,852,526	24,671	2.69	1,693,859	17,084	2.03
Noninterest-bearing demand deposits	342,298			331,046
Other liabilities	28,544			28,522
Stockholders’ equity	294,294			236,674
Total liabilities and stockholders’ equity	$2,517,662			$2,290,101
Net interest income		$52,276			$46,360
Net yield on earning assets			4.64%			4.44%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Six months ended June 30,
	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$2,789	$266	$3,055
Home equity	11	2,669	2,680
Commercial, financial, and agriculture	3,924	4,220	8,144
Installment loans to individuals	201	(78)	123
Previously securitized loans	(2,850)	2,150	(700)
Total loans	4,075	9,227	13,302
Securities:
Taxable	(1,757)	1,177	(580)
Tax-exempt (1)	158	(97)	61
Total securities	(1,599)	1,080	(519)
Loans held for sale	200	-	200
Deposits in depository institutions	192	332	524
Federal funds sold	(4)	-	(4)
Total interest-earning assets	$2,864	$10,639	$13,503

Interest-bearing liabilities:
Demand deposits	$76	$951	$1,027
Savings deposits	82	753	835
Time deposits	2,394	2,991	5,385
Short-term borrowings	48	1,040	1,088
Long-term debt	(1,241)	493	(748)
Total interest-bearing liabilities	$1,359	$6,228	$7,587
Net Interest Income	$1,505	$4,411	$5,916

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (3):
Residential real estate	$596,758	$8,484	5.70%	$523,607	$7,290	5.58%
Home equity	309,270	5,962	7.73	304,475	4,602	6.06
Commercial financial and agriculture	651,501	12,092	7.44	545,511	8,258	6.07
Installment loans to individuals	48,880	1,400	11.49	54,704	1,537	11.27
Previously securitized loans	24,045	2,513	41.92	45,583	2,836	24.95
Total loans	1,630,454	30,451	7.49	1,473,880	24,523	6.67
Securities:
Taxable	579,058	7,489	5.19	645,375	7,682	4.77
Tax-exempt (4)	43,388	700	6.47	41,209	688	6.70
Total securities	622,446	8,189	5.28	686,584	8,370	4.89
Loans held for sale	6,400	200	12.53	-	-	-
Deposits in depository institutions	33,986	416	4.91	5,061	24	1.90
Total interest-earning assets	2,293,286	39,256	6.87	2,165,525	32,917	6.10
Cash and due from banks	50,217			38,292
Bank premises and equipment	42,621			38,104
Other assets	170,273			140,301
Less: allowance for loan losses	(16,911)			(17,489)
Total assets	$2,539,486			$2,364,733

Liabilities
Interest-bearing demand deposits	$438,851	$1,329	1.21%	$428,700	$845	0.79%
Savings deposits	318,702	926	1.17	291,368	468	0.64
Time deposits	865,554	8,265	3.83	713,383	5,292	2.98
Short-term borrowings	161,082	1,326	3.30	158,170	787	2.00
Long-term debt	92,267	1,239	5.39	154,723	1,662	4.31
Total interest-bearing liabilities	1,876,456	13,085	2.80	1,746,344	9,054	2.08
Noninterest-bearing demand deposits	342,115			340,340
Other liabilities	28,526			28,098
Stockholders’ equity	292,389			249,951
Total liabilities and stockholders’ equity	$2,539,486			$2,364,733
Net interest income		$26,171			$23,863
Net yield on earning assets			4.58%			4.42%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended June 30,
	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,018	$176	$1,194
Home equity	72	1,288	1,360
Commercial, financial, and agriculture	1,604	2,230	3,834
Installment loans to individuals	(164)	27	(137)
Previously securitized loans	(1,340)	1,017	(323)
Total loans	1,190	4,738	5,928
Securities:
Taxable	(789)	596	(193)
Tax-exempt (1)	36	(24)	12
Total securities	(753)	572	(181)
Loans held for sale	200	-	200
Deposits in depository institutions	137	255	392
Total interest-earning assets	$774	$5,565	$6,339

Interest-bearing liabilities:
Demand deposits	$20	$464	$484
Savings deposits	44	414	458
Time deposits	1,129	1,844	2,973
Short-term borrowings	14	525	539
Long-term debt	(671)	248	(423)
Total interest-bearing liabilities	$536	$3,495	$4,031
Net Interest Income	$238	$2,070	$2,308

(1) Fully federal taxable equivalent using a tax rate of 35%.

Allowance and Provision for Loan Losses
    Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss percentages, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.7 million in the second quarter of 2006. The decrease in the provision for loan losses from $1.0 million in the first quarter of 2006 was due to recent improvements within the Company’s consumer and home equity portfolios. Changes in the amount of the provision and related allowance are based upon City’s detailed methodology and are directionally consistent with changes in quality of the Company’s loan portfolio.
The Company had net charge-offs of $0.9 million for the second quarter of 2006, with overdraft depository accounts representing $0.6 million of this total. While charge-offs on overdrafts of depository accounts are appropriately taken against the ALLL, the revenue associated with overdraft of depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown. Net charge-offs on real estate loans and installment loans were $0.2 million and $0.1 million, respectively, while commercial loans experienced no net charge-offs for the quarter ended June 30, 2006.
Due to a number of strategic initiatives to strengthen the loan portfolio implemented by management in recent years, including tightening credit standards, changing the overall mix of the portfolio to include a higher proportion of real estate secured loans, and identifying and charging off or resolving problem loans, the quality of the Company’s loan portfolio remains solid. At June 30, 2006, non-performing assets as a percentage of loans and other real estate owned were 0.25%. Average non-performing assets as a percentage of loans and other real estate owned for the Company’s peer group (bank holding companies with total assets between $1 billion and $5 billion) for the most recently reported quarter ended March 31, 2006, was 0.71%. Another contributing factor that has enabled the Company to maintain its allowance at lower levels than peers is the composition of the Company’s loan portfolio, which is weighted more toward residential mortgage loans and less toward non-real estate secured commercial loans than its’ peers. As a result, the Company’s ALLL as a percentage of loans outstanding is 0.93% (1.00% including loans held for sale) at June 30, 2006, compared to the average of the Company’s peer group of 1.20% for the most recently reported quarter. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision for loan losses that is directionally consistent with changes in asset quality and loss experience.

The allowance allocated to the commercial loan portfolio (see Table Seven) decreased $0.1 million, or 1.1%, from $7.6 million at December 31, 2005 to $7.5 million at June 30, 2006. This decline was primarily related to two commercial loans that repaid/reduced during the six months ended June 30, 2006, which was partially offset by increases in commercial balances. From the quarter ended December 31, 2005 to the quarter ended June 30, 2006, average balances of commercial loans have increased $25.2 million, or 4.0%.
The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.1 million, or 2.7%, from $4.0 million at December 31, 2005 to $4.1 million at June 30, 2006. Increases in the average balances of the residential real estate portfolio (0.7% from the quarter ended December 31, 2005) have been essentially offset by improvements in the asset quality of this portfolio.
The allowance allocated to the consumer loan portfolio (see Table Seven) decreased $1.6 million, or 58.1%, from $2.8 million at December 31, 2005 to $1.2 million at June 30, 2006. The decrease was primarily attributable to the allowance related to loans reclassified to loans held for sale during the second quarter of 2006. Excluding this reduction, the allowance allocated to the consumer loan portfolio decreased $0.2 million from December 31, 2005. This reduction was primarily due to a continued trend of decreasing consumer loan balances. Excluding the reclassification of the credit card portfolio loans to loans held for sale, consumer loans have declined $5.0 million, or 8.2%, from December 31, 2005 to June 30, 2006. Increased net charge-offs and increases in other inherent risk factors in this portfolio have partially offset this decrease.
The allowance allocated to overdraft deposit accounts (see Table Seven) increased $0.1 million, or 3.7%, from $2.4 million at December 31, 2005 to $2.5 million at June 30, 2006. This increase was attributable to a slight increase in the balances of overdraft deposit accounts from December 31, 2005.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2006, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans, among other factors. The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at June 30, 2006.

Table Five
Analysis of the Allowance for Loan Losses
	Six months ended June 30,		Year ended December 31,
(in thousands)	2006	2005	2005

Balance at beginning of period	$16,790	$17,815	$17,815

Allowance from acquisition	-	3,265	3,265
Reduction of allowance for loans held for sale	(1,368)	-	-

Charge-offs:
Commercial, financial, and agricultural	(228)	(1,092)	(1,673)
Real estate-mortgage	(528)	(981)	(1,491)
Installment loans to individuals	(607)	(571)	(1,711)
Overdraft deposit accounts	(1,913)	(1,576)	(3,584)
Total charge-offs	(3,276)	(4,220)	(8,459)

Recoveries:
Commercial, financial, and agricultural	65	440	605
Real estate-mortgage	161	62	303
Installment loans to individuals	349	380	679
Overdraft deposit accounts	872	556	1,182
Total recoveries	1,447	1,438	2,769
Net charge-offs	(1,829)	(2,782)	(5,690)
Provision for loan losses	1,675	-	1,400
Balance at end of period	$15,268	$18,298	$16,790

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.22)%	(0.39)%	(0.38)%
Provision for loan losses (annualized)	0.21%	-	0.09%
As a Percent of Non-Performing Loans:
Allowance for loan losses	408.02%	463.95%	401.96%

Table Six
Non-Performing Assets
	As of June 30,		As of December 31,
(in thousands)	2006	2005	2005

Non-accrual loans	$3,046	$2,709	$2,785
Accruing loans past due 90 days or more	573	936	1,124
Previously securitized loans past due 90 days or more	123	299	268
Total non-performing loans	3,742	3,944	4,177
Other real estate, excluding property associated with previously securitized loans	294	471	135
Other real estate, associated with previously securitized loans	92	-	-
Total other real estate owned	386	471	135
Total non-performing assets	$4,128	$4,415	$4,312

Table Seven
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(in thousands)	2006	2005	2005

Commercial, financial and agricultural	$7,533	$8,845	$7,613
Real estate - mortgage	4,084	4,724	3,977
Installment loans to individuals	1,182	2,859	2,819
Overdraft deposit accounts	2,469	1,870	2,381
Allowance for Loan Losses	$15,268	$18,298	$16,790

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
As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio, as “previously securitized loans,” at the lower of carrying value or fair value. Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans. As of June 30, 2006, the Company reported a carrying value of previously securitized loans of $22.3 million, while the actual outstanding contractual balance of these loans was $40.0 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. The Company evaluates the collectibility of previously securitized loans in accordance with Statement of Position 03-3 (see Note B). If upon evaluation of estimated collections and collections to date, the estimated total amount of collections is reduced below the original value of the loans, the loans will be considered impaired and subject to further evaluation.
During the six months ended June 30, 2006 and for the year ending December 31, 2005, the Company has experienced net recoveries on these loans primarily due to increased collection efforts and the elimination of external servicing fees after the Company assumed servicing underlying loans. Subsequent to our assumption of the servicing of these loans, the Company has averaged net increased cash flows of approximately $0.5 million per month. While the Company does not expect to maintain recoveries at these levels, it does expect that credit losses will be more favorable than those incurred while the external servicing agent was servicing these loans due to the increased collection efforts from its internal staff. Because the previously securitized loans have been experiencing higher recoveries than previously assumed, the accretable yield has increased which has caused the yield on the previously securitized loans to increase. As a result, the yield is now estimated to be in the range of 41% and 43%, depending on defaults and prepayment rates experienced on these loans in the future.

During the first six months of 2006 and 2005, the Company recognized $5.2 million and $5.9 million, respectively, of interest income on its previously securitized loans. Cash receipts for the three and six months ended June 30, 2006 and 2005 are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005

Principal receipts	$3,474	$8,834	$7,804	$16,941
Interest income receipts	1,440	2,729	3,003	5,442
Total cash receipts	$4,914	$11,563	$10,807	$22,383

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:

December 31, 2006	$18 million
December 31, 2007	14 million
December 31, 2008	10 million
December 31, 2009	8 million

Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2006 vs. 2005
Non-Interest Income: Net of investment securities gains, non-interest income increased $2.3 million, or 9.8%, from $23.5 million for the first six months of 2005 to $25.8 million in 2006. The Company’s primary source of non-interest income is derived from service charges from depository accounts. Service charges from depository accounts increased $2.6 million, or 14.5%, from $18.1 million during the six months ended June 30, 2005 to $20.7 million during the six months ended June 30, 2006. This increase is due to an increase in the utilization of services by the Company’s customer base and the acquisition of Classic Bancshares, Inc. during the second quarter of 2005. The effect of this increase was partially mitigated by a $0.3 million decrease in bank-owned life insurance revenues from the settlement of an insured claim during the first six months of 2005.
Non-Interest Expense: Total non-interest expense increased $2.2 million, or 6.7%, from $32.9 million in the first six months of 2005 to $35.1 million in the first six months of 2006. This increase was primarily attributable to increased compensation expenses and other miscellaneous non-interest expenses related to the Company’s acquisition of Classic Bancshares, Inc. during the second quarter of 2005 and to a $0.3 million charge related to the early redemption of some of its trust preferred securities during the six months ended June 30, 2006.
Three Months Ended June 30, 2006 vs. 2005
Non-Interest Income: Net of investment securities gains, non-interest income increased $1.4 million, or 11.4%, to $13.5 million in the second quarter of 2006 as compared to $12.1 million in the second quarter of 2005. The largest source of non-interest income is service charges from depository accounts, which increased $1.2 million, or 12.6%, from $9.7 million during the second quarter of 2005 to $10.9 million during the second quarter of 2006. This increase was due to an increase in the utilization of services by the Company’s customer base.

Non-Interest Expense: Non-interest expenses increased $0.8 million from $16.8 million in the second quarter of 2005 to $17.6 million in the second quarter of 2006. The increase was primarily attributable to increased compensation expenses and other miscellaneous non-interest expenses related to the Company’s acquisition of Classic Bancshares, Inc. during the second quarter of 2005.

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
However, it is important to understand that a parallel downward shift of 300 basis points in interest rates from the current rate would result in both a 2.25% Fed Funds rate and long-term interest rates of approximately 3.00%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years. Based upon the Company’s belief that the likelihood of an immediate 300 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 200 basis points from current rates.
The Company has entered into interest rate floors with a total notional value of $600 million at June 30, 2006, with terms of 3, 4, and 5 years to facilitate the management of its short-term interest rate risk. These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans. Please refer to Note C on pages 10 - 11 for further discussion of the use and accounting for such derivative instruments.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2006:
+300	8.25%	+5.8%	+0.7%
+200	7.25	+4.1	+1.1
+100	6.25	+1.7	+0.7
-100	4.25	(3.2)	(0.9)
-200	3.25	(6.7)	(1.9)

December 31, 2005:
+300	7.25%	+10.1%	+2.2%
+200	6.25	+8.1	+2.1
+100	5.25	+4.4	+1.4
-100	3.25	(6.7)	(3.4)
-200	2.25	(10.0)	(4.9)

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

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels. At June 30, 2006, City National could pay dividends up to $14.5 million plus an amount equal to its net profits for the remainder of 2006, as defined by statute, up to the dividend declaration date without prior regulatory approval.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.3 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $19.7 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2006. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.5 million of additional cash over the next 12 months. As of June 30, 2006, the Parent Company reported a cash balance of $34.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2006, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2006, City National has the capacity to borrow an additional $284.6 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (90.4% or $512.5 million at June 30, 2006) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 64.7% as of June 30, 2006 and deposit balances fund 78.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $566.8 million at June 30, 2006, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $265.4 million. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.3% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $28.5 million of cash from operating activities during the first six months of 2006, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company used $16.9 million of cash in investing activities during the first six months of 2006 primarily for the purchase of money market and mutual fund securities, net of proceeds from these securities and from maturities and calls of securities available-for-sale. The Company used $3.2 million of cash in financing activities during the first six months of 2006, principally as a result of a decrease in noninterest bearing deposits of $30.9 million, treasury stock purchases of $20.6 million, cash dividends paid to the Company’s common stockholders of $9.5 million and a decrease in short and long term debt of $15.1 million. These decreases were partially offset by an increase in interest-bearing deposits of $75.0 million.

Capital Resources
During the first six months of 2006, Shareholders’ Equity decreased $8.0 million, or 2.7%, from $292.1 million at December 31, 2005 to $284.1 million at June 30, 2006. This decrease was primarily due to common stock purchases of $20.6 million, dividends declared during the first six months of 2006 of $9.9 million and a $4.9 million reduction in accumulated other comprehensive income, which was partially offset by reported net income of $26.6 million. The reduction in accumulated other comprehensive income during the six months ended June 30, 2006 was due to unrealized losses, net of taxes, on the Company’s available for sale investment securities of $3.9 million and unrealized losses, net of taxes, on the Company’s derivative instruments of $1.0 million.
The Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management as authorized by the Company’s Board of Directors in June 2005. Since the repurchase plan was adopted, the Company has purchased 777,153 shares of its common stock. There were 572,053 shares repurchased during the first six months of 2006 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful. As of June 30, 2006, the Company may repurchase an additional 222,847 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2006	2005
City Holding:
Total	8.0%	10.0%	15.5%	16.4%
Tier I Risk-based	4.0	6.0	14.6	15.4
Tier I Leverage	4.0	5.0	10.3	11.0
City National:
Total	8.0%	10.0%	13.5%	14.0%
Tier I Risk-based	4.0	6.0	12.6	13.0
Tier I Leverage	4.0	5.0	8.9	9.2

Item 3 - Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2006	66,156	$35.97	66,156	428,172

May 1 - May 31, 2006	100,625	$36.02	100,625	327,547

June 1 - June 30, 2006	104,700	$35.40	104,700	222,847

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

The Company held its Annual Meeting of Shareholders on May 10, 2006 at which time shareholders were asked to consider the following five proposals, which were more fully described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2006:

1. To elect four Class I directors to serve for a term of three years.

2. To approve an amendment to the Company’s Articles of Incorporation to provide a waiver of liability of directors under certain circumstances, as permitted under the West Virginia Business Corporation Act enacted in 2002.

3. To approve an amendment to the Company’s Articles of Incorporation to change the percentage of votes required to remove a director from office from 51% to two-thirds of the shares issued and outstanding.

4. To approve an amendment to the Company’s Articles of Incorporation to provide that in the event that a vote brought before the Company’s Board of Directors results in a tie vote, the vote of the Chairman of the Board of the Company or his duly appointed delegate (who shall also be a Director) shall be counted twice.

5. To ratify the Board of Directors’ appointment of Ernst & Young LLP as independent registered public accounting firm for City Holding Company for 2006.

The vote tabulation was as follows:

1. Election of four Class I directors to the Board of Directors:

Director/Nominee	Votes For	Votes Withheld

David Hambrick	10,044,557	4,853,236
James L. Rossi	10,790,999	3,836,794
James E. Songer	10,682,411	3,945,382
Mary H. Williams	10,796,763	3,831,030

There were 4,702 broker non-votes in the election of directors.

2. Approval of an amendments to the Company’s Articles of Incorporation to provide a waiver of liability of directors under certain circumstances, as permitted under the West Virginia Business Corporation Act enacted in 2002:

Votes For	Against	Abstain

13,767,519	599,789	265,186

There was one broker non-vote for this amendment.

3. Approval of an amendment to the Company’s Articles of Incorporation to change the percentage of votes required to remove a director from office from 51% to two-thirds of the shares issued and outstanding:

Votes For	Against	Abstain

4,538,241	7,201,502	107,441

There were 2,785,311 broker non-votes for this amendment.

4. Approval of an amendment to the Company’s Articles of Incorporation to provide that in the event of a vote brought before the Company’s Board of Directors results in a tie vote, the vote of the Chairman of the Board of the Company or his duly appointed delegate (who shall also be a Director) shall be counted twice:

Votes For	Against	Abstain

9,509,967	4,832,639	289,886

There were three broker non-votes for this amendment.

5. Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent registered public accounting firm for City Holding Company for 2006.

Votes For	Against	Abstain

14,404,541	173,977	53,977

There were no broker non-votes in the ratification of independent registered public accounting firm.

Item 5.	Other Information	None.

Item 6.	Exhibits

(a) Exhibits
3.1	Amendment to City Holding Company Articles of Incorporation as of May 10, 2006 and filed with the West Virginia Secretary of State
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: August 7, 2006