Form 10-Q
period 2006-09-30
CITY HOLDING CO
filed 2006-11-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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

Common stock, $2.50 Par Value - 17,560,399 shares as of November 3, 2006.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share and per share data)
	September 30	December 31
	2006	2005
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$51,460	$81,822
Interest-bearing deposits in depository institutions	35,800	4,451
Federal funds sold	15,000	-
Cash and Cash Equivalents	102,260	86,273

-

Securities available for sale, at fair value	465,752	549,966
Securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2006 and December 31, 2005 - $56,452 and $58,892)	53,791	55,397
Total Securities	519,543	605,363

Gross loans	1,697,201	1,612,827
Allowance for loan losses	(15,557)	(16,790)
Net Loans	1,681,644	1,596,037

Bank owned life insurance	54,619	52,969
Premises and equipment	43,545	42,542
Accrued interest receivable	12,934	13,134
Net deferred tax asset	26,308	27,929
Intangible assets	59,038	59,559
Other assets	27,665	18,791
Total Assets	$2,527,556	$2,502,597
Liabilities
Deposits:
Noninterest-bearing	$335,887	$376,076
Interest-bearing:
Demand deposits	420,613	437,639
Savings deposits	316,300	302,571
Time deposits	907,025	812,134
Total Deposits	1,979,825	1,928,420

Short-term borrowings	135,960	152,255
Long-term debt	76,669	98,425
Other liabilities	36,775	31,356
Total Liabilities	2,229,229	2,210,456

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued and outstanding at September 30, 2006 and December 31, 2005, less 938,883 and 395,465 shares in treasury, respectively	46,249	46,249
Capital surplus	104,082	104,435
Retained earnings	186,171	160,747
Cost of common stock in treasury	(30,893)	(11,278)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale	(4,562)	(4,839)
Unrealized gain on derivative instruments	453	-
Underfunded pension liability	(3,173)	(3,173)
Total Accumulated Other Comprehensive Loss	(7,282)	(8,012)
Total Shareholders’ Equity	298,327	292,141
Total Liabilities and Shareholders’ Equity	$2,527,556	$2,502,597

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Interest Income
Interest and fees on loans	$31,774	$28,083	$91,788	$74,796
Interest on investment securities:
Taxable	6,870	7,288	21,618	22,616
Tax-exempt	437	508	1,359	1,390
Interest on loans held for sale	122	-	322	-
Interest on deposits in depository institutions	452	31	1,018	73
Interest on federal funds sold	92	-	92	4
Total Interest Income	39,747	35,910	116,197	98,879

Interest Expense
Interest on deposits	11,782	7,763	31,503	20,236
Interest on short-term borrowings	1,343	956	3,795	2,320
Interest on long-term debt	1,108	1,571	3,607	4,818
Total Interest Expense	14,233	10,290	38,905	27,374
Net Interest Income	25,514	25,620	77,292	71,505
Provision for loan losses	1,225	600	2,900	600
Net Interest Income After Provision for Loan Losses	24,289	25,020	74,392	70,905

Non-Interest Income
Investment securities (losses) gains	(2,067)	5	(2,067)	26
Service charges	10,833	10,433	31,597	28,561
Insurance commissions	526	595	1,661	1,732
Trust and investment management fee income	572	468	1,642	1,521
Bank owned life insurance	561	552	1,776	2,088
Gain on sale of credit card portfolio	3,563	-	3,563	-
Other income	778	959	2,445	2,626
Total Non-Interest Income	14,766	13,012	40,617	36,554

Non-Interest Expense
Salaries and employee benefits	8,733	8,739	26,129	25,063
Occupancy and equipment	1,602	1,687	4,825	4,726
Depreciation	1,061	1,096	3,182	3,034
Professional fees and litigation expense	379	456	1,345	1,535
Postage, delivery, and statement mailings	765	670	2,098	1,938
Advertising	810	764	2,339	2,231
Telecommunications	498	702	1,499	1,688
Bankcard expenses	485	512	1,486	1,597
Insurance and regulatory	384	385	1,153	1,116
Office supplies	417	327	1,171	805
Repossessed asset gains, net of expenses	20	(35)	(105)	(50)
Loss on repurchase of trust preferred securities	379	-	661	-
Other expenses	2,600	2,619	7,402	7,091
Total Non-Interest Expense	18,133	17,922	53,185	50,774
Income Before Income Taxes	20,922	20,110	61,824	56,685
Income tax expense	7,302	6,938	21,577	19,486
Net Income	$13,620	$13,172	$40,247	$37,199

Basic earnings per common share	$0.78	$0.73	$2.27	$2.15
Diluted earnings per common share	$0.77	$0.72	$2.26	$2.12
Dividends declared per common share	$0.28	$0.25	$0.84	$0.75
Average common shares outstanding:
Basic	17,557	18,052	17,759	17,314
Diluted	17,619	18,238	17,817	17,514

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2006 and 2005
(in thousands)
	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2004	$42,298	$55,512	$128,175	$(8,761)	$(1,144)	$216,080
Comprehensive income:
Net income			37,199			37,199
Other comprehensive income, net of deferred income taxes of $1,975:
Net unrealized losses on available-for-sale securities of $4,032, net of taxes and reclassification adjustment for gains included in net income of $26					(2,419)	(2,419)
Net unrealized loss on interest rate floors of $905					(543)	(543)
Total comprehensive income						34,237
Cash dividends declared ($0.75 per share)			(13,194)			(13,194)
Issuance of 1,580,034 shares for acquisition of Classic Bancshares, net 108,173 shares owned and transferred to treasury	3,951	53,739		(3,351)		54,339
Issuance of stock awards net		(403)		550		147
Exercise of 262,709 stock options		(3,851)		8,506		4,655
Purchase of 173,876 shares for treasury				(5,832)		(5,832)
Balances at September 30, 2005	$46,249	$104,997	$152,180	$(8,888)	$(4,106)	$290,432

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2005	$46,249	$104,435	$160,747	$(11,278)	$(8,012)	$292,141
Comprehensive income:
Net income			40,247			40,247
Other comprehensive gain, net of deferred income taxes of $487:
Unrealized gains on available-for-sale securities of $462, net of taxes and reclassification adjustment for losses included in net income of $2,067					277	277
Net unrealized gain on interest rate floors of $755					453	453
Total comprehensive income						40,977
Cash dividends declared ($0.84 per share)			(14,823)			(14,823)
Issuance of stock awards net		227		244		471
Exercise of 39,935 stock options		(802)		1,455		653
Excess tax benefit on stock -based compensation		222				222
Purchase of 590,053 treasury shares				(21,314)		(21,314)
Balances at September 30, 2006	$46,249	$104,082	$186,171	$(30,893)	$(7,282)	$298,327

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Nine Months Ended September 30
	2006	2005

Operating Activities
Net income	$40,247	$37,199
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(2,059)	800
Provision for loan losses	2,900	600
Depreciation of premises and equipment	3,182	3,034
Deferred income tax expense	1,027	2,683
Net periodic employee benefit cost	184	37
Loss on repurchase of trust preferred securities	661	-
Realized investment securities losses (gains)	2,067	(26)
Gain on sale of credit card portfolio	(3,563)	-
Loss (gain) on sale of premises and equipment	15	(70)
Proceeds from bank-owned life insurance	126	910
Increase in value of bank-owned life insurance	(1,776)	(2,088)
Decrease (increase) in accrued interest receivable	200	(1,424)
Increase in other assets	(8,374)	(2,442)
Increase (decrease) in other liabilities	5,400	(3,212)
Net Cash Provided by Operating Activities	40,237	36,001

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	1,437	3,072
Proceeds from sale of money market and mutual fund securities available-for-sale	757,150	960,201
Purchases of money market and mutual fund securities available-for-sale	(754,842)	(1,001,150)
Proceeds from sales of securities available-for-sale	33,219	2,527
Proceeds from maturities and calls of securities available-for-sale	57,673	105,756
Purchases of securities available-for-sale	(11,604)	(12,285)
Net (increase) in loans	(81,230)	(36,959)
Sales of premises and equipment	-	210
Purchases of premises and equipment	(4,200)	(3,456)
Acquisition, net cash received	-	(7,121)
Net Cash (Used in) Provided by Investing Activities	(2,397)	10,795

Financing Activities
Net (decrease) in noninterest-bearing deposits	(40,189)	(3,572)
Net increase (decrease) in interest-bearing deposits	91,691	(24,400)
Net (decrease) increase in short-term borrowings	(19,016)	1,562
Repayment of long-term debt	(12,991)	(1,542)
Redemption of trust preferred securities	(6,477)	-
Purchases of treasury stock	(21,314)	(5,832)
Exercise of stock options	653	2,232
Excess tax benefits from stock-based compensation arrangements	222	-
Dividends paid	(14,432)	(12,301)
Net Cash Used in Financing Activities	(21,853)	(43,853)
Increase in Cash and Cash Equivalents	15,987	2,943
Cash and cash equivalents at beginning of period	86,273	56,084
Cash and Cash Equivalents at End of Period	$102,260	$59,027

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements(Unaudited)
September 30, 2006
Note A - Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2006. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

	As of and for the Nine Months Ended		As of and for the Year Ended
	September 30,		December 31,
( in thousands)	2006	2005	2005

Previously Securitized Loans:
Total principal amount of loans outstanding	$36,291	$53,320	$48,061
Discount	(17,771)	(17,721)	(17,805)
Net book value	$18,520	$35,599	$30,256

Principal amount of loans between 30 and 89 days past due	$827	$1,843	$1,848
Principal amount of loans 90 days and above past due	387	381	268
Net credit recoveries during the period	3,817	2,237	3,225

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans. No such impairment charges were recorded for the nine months ended September 30, 2006, or for the year ending December 31, 2005.
As of September 30, 2006, the Company reported a book value of previously securitized loans of $18.5 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2006, was $36.3 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
During the first nine months of 2006 and 2005, the Company recognized $7.4 million and $8.8 million, respectively, of interest income from its previously securitized loans.

Note C -Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of September 30, 2006, the Company has entered into eight interest rate floor contracts with a total notional amount of $600 million, seven of which (total notional amount of $500 million) are designated as cash flow hedges. The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.

The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	September 30, 2006		December 31, 2005
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$5,371	$400,000	$1,270

The weighted-average strike rates for interest rate floors outstanding at September 30, 2006 range from 6.00% to 8.00%.

Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The Company recognized the increase in fair value of $0.5 million, net of taxes, in Other Comprehensive Income for the nine months ending September 30, 2006 on these derivative instruments.
During the second quarter of 2006, the Company redesignated an interest rate floor contract with a total notional amount of $100 million that had previously been accounted for as a cash flow hedge as a freestanding derivative. The Company recorded a $0.1 million charge to expense to reflect changes in fair value of this instrument during the second quarter of 2006. This interest rate floor has no fair value at September 30, 2006, matures in 20 months and has a strike rate of 6.00%.

Note D - Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2006	December 31, 2005

Security repurchase agreements	$104,381	$76,443
Short-term FHLB advances	31,579	75,812
Total short-term borrowings	$135,960	$152,255

Securities sold under agreements to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E - Long-Term Debt
The components of long-term debt are summarized below:

(dollars in thousands)	Maturity		September 30, 2006	Weighted Average Interest Rate

FHLB Advances	2008		$46,349	3.55%
FHLB Advances	2010		3,000	6.05%
FHLB Advances	2011		1,000	5.98%
FHLB Advances	Thereafter		3,484	4.90%
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a	)	22,836	9.15%
Total long-term debt			$76,669

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

The Company formed a statutory business trust, City Holding Capital Trust (“the Capital Trust”), under the laws of Delaware. The Capital Trust was created for the exclusive purpose of (i) issuing trust-preferred capital securities (“Capital Securities”), which represent preferred undivided beneficial interests in the assets of the trust, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures (“Debentures”) issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto. The trust is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. During the nine months ended September 30, 2006, the Company incurred a $0.7 million charge related to the early extinguishment of debt through the repurchase of $6 million of its trust preferred securities.
The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. In March 2005, the Federal Reserve Board issued a final rule that allows the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter limits. Under this ruling, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company expects to include all of its $22.0 million in trust preferred securities in Tier 1 capital. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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

	For the Nine Months Ended September 30,
	2006	2005

Risk-free interest rate	3.93%	3.71%
Expected dividend yield	2.98%	3.11%
Volatility factor	0.384	0.388
Expected life of option	5 years	5 years

As the Company has not issued any options during the nine months ended September 30, 2006, the factors for September 30, 2006 are consistent with amounts at December 31, 2005 reported in the Company’s 2005 Annual Report.

There was no material impact on the Company’s income before income taxes and net income from the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash flows. An excess tax benefit totaling $0.2 million is classified as a financing cash inflow for the nine months ended September 30, 2006.
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $0.3 million at September 30, 2006. At September 30, 2006, this unrecognized expense is expected to be recognized over 16 months based on the weighted average-life of the option.
The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands, except earnings per share data)	2005	2005

Net income, as reported	$13,172	$37,199
Pro forma stock-based employee compensation expense, net of tax	(133)	(337)
Net income, pro forma	$13,039	$36,862

Basic earnings per share, as reported	$0.73	$2.15

Basic earnings per share, pro forma	$0.72	$2.13

Diluted earnings per share, as reported	$0.72	$2.12

Diluted earnings per share, pro forma	$0.71	$2.10

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2006		2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	318,132	$28.56	602,307	$16.51
Granted	-	-	101,500	32.23
Exercised	(39,935)	16.36	(262,709)	8.50
Forfeited	-	-	(60,750)	33.90
Outstanding at September 30	278,197	$30.32	380,348	$23.46

Additional information regarding stock options outstanding and exercisable at September 30, 2006, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	24,100	$13.30	64	$640	24,100	$13.30	$640
$28.00 - $36.90	254,097	31.93	94	2,018	181,472	31.79	1,467
	278,197			$2,658	205,572		$2,107

In addition to stock options, the Company also grants restricted stock awards to certain officers and employees. The Company records compensation expense with respect to such awards in an amount equal to the fair market value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is being charged to expense over the respective vesting periods. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture. Stock-based compensation expense associated with stock awards, included in salaries and employee benefits, was $0.1 million for the nine month period ended September 30, 2006. There was no expense associated with stock awards for the 2005 reporting period. Unrecognized stock-based compensation expense related to non-vested stock awards was $0.2 million at September 30, 2006. At September 30, 2006, this unrecognized expense is expected to be recognized over 4 years based on the weighted average-life of the options.
The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless otherwise specifically chosen, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.4 million for both of the nine month periods ended September 30, 2006 and September 30, 2005 and approximated $0.1 million for both of the three month periods ended September 30, 2006 and September 30, 2005.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made contributions to the Defined Benefit Plan approximating $0.1 million for both of the nine month periods ended September 30, 2006 and 2005.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Components of net periodic cost:
Interest cost	$162	$166	$503	$497
Expected return on plan assets	(180)	(190)	(561)	(571)
Net amortization and deferral	79	37	242	111
Net Periodic Pension Cost	$61	$13	$184	$37

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

( in thousands)	September 30, 2006	December 31, 2005

Commitments to extend credit:
Home equity lines	$140,418	$148,259
Credit card lines	-	39,646
Commercial real estate	45,904	65,966
Other commitments	133,268	145,535
Standby letters of credit	12,520	7,250
Commercial letters of credit	614	312

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H - Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Nine months ended September 30,
(in thousands)	2006	2005

Net income	$40,247	$37,199

Unrealized security (losses) arising during the period	(1,605)	(4,006)
Reclassification adjustment for losses (gains) included in income	2,067	(26)
	462	(4,032)

Unrealized gain (loss) on interest rate floors	755	(905)
Other comprehensive income before income taxes	1,217	(4,937)
Tax effect	(487)	1,975
Total comprehensive income	$40,977	$34,237

Note I - Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net income	$13,620	$13,172	$40,247	$37,199

Average shares outstanding	17,557	18,052	17,759	17,314

Effect of dilutive securities:
Employee stock options	62	186	58	200

Shares for diluted earnings per share	17,619	18,238	17,817	17,514

Basic earnings per share	$0.78	$0.73	$2.27	$2.15
Diluted earnings per share	$0.77	$0.72	$2.26	$2.12

Options to purchase 90,000 shares of common stock at exercise prices between $32.89 and $33.90 per share were outstanding during the third quarter of 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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

Note K - Disposition
On August 4, 2006, the Company sold its credit card portfolio of approximately $11.5 million to Elan Financial Services (Elan), a wholly owned subsidiary of U.S. Bancorp. As part of this agreement, the Company and Elan have entered into an agent marketing agreement that will enable the Company’s customers to continue to receive credit card products, while allowing Elan the exclusive marketing rights to the Company’s current and prospective customer base. This transaction was completed during the third quarter of 2006 and resulted in a pre-tax gain of approximately $3.6 million for the Company. These loans were previously reported as loans held for sale at June 30, 2006.

Note L - Recent Accounting Pronouncements
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
In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (Statement 158), an amendment of FASB Statements No. 87, 88, 106, and 132(R) Statement 158 requires recognition of the funded status (the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employers’ financial statements, requires the measurement of benefit plan assets and obligations as of the end of the employer's fiscal year-end, and requires recognition of the funded status of a benefit plan in other comprehensive income in the year in which the changes occur. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The requirement to measure the plan assets and benefit obligation as of the date of the employers’ fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.

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
Pages 25 - 29 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 29 and 30 provide management’s analysis of the Company’s previously securitized loans. Amounts reported in the Consolidated Balance Sheets as “previously securitized loans” represent the carrying value of loans beneficially owned by the Company as a result of having fully redeemed the obligations owed to investors (“Notes”) in certain of the Company’s securitization transactions. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.

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
Financial Summary

Nine Months Ended September 30, 2006 vs. 2005
The Company reported consolidated net income of $40.2 million, or $2.26 per diluted common share, for the nine months ended September 30, 2006, compared to $37.2 million, or $2.12 per diluted common share for the nine months ended September 30, 2005. Return on average assets (“ROA”) was 2.13% and return on average equity (“ROE”) was 18.3% for the first nine months of 2006, compared to 2.09% and 19.5%, respectively, for the first nine months of 2005.
Net interest income increased $5.8 million from $71.5 million for the nine months ended September 30, 2005, to $77.3 million for the nine months ended September 30, 2006 due to both internal growth and the acquisition of Classic that was completed during the second quarter of 2005 (see Net Interest Income). For the first nine months of 2006, the Company has recorded a provision for loan losses of $2.9 million, compared to $0.6 million for the first nine months of 2005 (see Allowance and Provision for Loan Losses). Primarily on the strength of increased service charge revenues, ($3.0 million or 10.6%), non-interest income increased $4.1 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Additionally, the Company recognized a gain of $3.6 million from the sale of its credit card portfolio, which was partially offset by $2.1 million of realized investment losses (see Non-Interest Income). Non-interest expenses increased $2.4 million primarily due to the acquisition of Classic, which was completed during the second quarter of 2005.
Three Months Ended September 30, 2006 vs. 2005
The Company reported consolidated net income of $13.6 million, or $0.77 per diluted common share, for the three months ended September 30, 2006, compared to $13.2 million, or $0.72 per diluted common share, for the third quarter of 2005. Return on average assets (“ROA”) was 2.17% and return on average equity (“ROE”) was 18.6% for the third quarter of 2006, compared to 2.09% and 18.2%, respectively, for the third quarter of 2005.
The Company’s tax equivalent net interest income was essentially flat from the third quarter of 2005 to the third quarter of 2006 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities. Compared to the third quarter of 2005, interest income decreased $1.4 million due to volume (primarily related to previously securitized loans) that was offset by an increase of $1.3 million due to rates increases. The Company recorded a provision for loan losses of $1.2 million for the third quarter of 2006 while $0.6 million was recorded for the third quarter of 2005 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $1.8 million from the quarter ended September 30, 2005, to the quarter ended September 30, 2006. During the third quarter of 2006, a gain of $3.6 million from the Company’s sale of its credit card portfolio was offset by $2.1 million of realized investment losses. Non-interest expenses increased $0.2 million principally due to a $0.4 million charge associated with the early extinguishment of debt through the repurchase of $3.5 million of the Company’s trust preferred securities.
Net Interest Income

Nine Months Ended September 30, 2006 vs. 2005
On a tax equivalent basis, net interest income increased $5.8 million, or 8.0%, from $72.3 million in the first nine months of 2005 to $78.0 million in the first nine months of 2006. This increase was primarily due to a widening of the Company’s net interest margin that increased net interest income by $5.6 million from the first nine months of 2005. Interest income from the Company’s loan portfolio excluding Previously Securitized Loans increased $10.6 million from the nine months ended September 30, 2005 as the yield on these loans increased 84 basis points. In addition to benefiting from increased yields on loans, the Company has also been able to increase the average balances of its traditional loan portfolio (residential real estate, home equity, commercial and consumer loans) due to both internal growth and the acquisition of Classic during the second quarter of 2005. The increase in average balances of $179 million, or 12.5%, from the first nine months of 2005 increased interest income associated with these loans by $5.2 million.
These increases were partially offset by increased interest expenses associated with higher rates paid on interest-bearing deposit accounts and increased balances of interest-bearing deposits. As a result of an increase of 74 basis points in the rate paid on interest-bearing deposits, interest expense increased $7.9 million from the first nine months ended September 30, 2005. In addition, as a result of an increase in the average balances of interest-bearing deposits of $170 million, or 11.7%, interest expense increased $3.3 million from the first nine months of 2005. The increase in the average balance of interest-bearing deposits from the nine months ended September 30, 2005 is attributable to the Classic acquisition and internal growth.
In addition to increased deposit interest expense, the Company’s increase in interest income was also partially offset by a decrease in interest income from Previously Securitized Loans of $1.4 million from the nine months ended September 30, 2005. This decrease is due to a decrease in the average balances of these loans of $22.1 million, or 48.0%, from $46.2 million for the nine months ended September 30, 2005 to $24.1 million for the nine months ended September 30, 2006. As a result of this decrease, interest income from Previously Securitized Loans decreased $4.2 million from the nine months ended September 30, 2005. This reduction was partially mitigated by an increase in the yield on these assets from 25.54% for the first nine months of 2005 to 41.19% for the first nine months of 2006 (see Previously Securitized Loans).
The net interest margin for the first nine months of 2006 of 4.60% represented a 14 basis point increase from the first nine months of 2005’s net interest margin of 4.46%. In order to offset the decreasing balances of high yielding previously securitized loans and resultant lower levels of interest income from these assets, the Company positioned its balance sheet to benefit from rising interest rates by emphasizing variable rate loan products. Excluding the impact of previously securitized loans and the Classic acquisition, the Company’s net interest margin increased 28 basis points, or $4.6 million, for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2006.
Three Months Ended September 30, 2006 vs. 2005
The Company’s tax equivalent net interest income was essentially flat from the third quarter of 2005 to the third quarter of 2006 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities. Compared to the third quarter of 2005, interest income decreased $1.4 million due to volume (primarily related to previously securitized loans) that was offset by an increase of $1.3 million due to rates increases.

Interest income on earning assets increased by $3.8 million, driven primarily by an increase in interest income on loans of $3.7 million despite a decrease of $0.7 million in interest income from previously securitized loans from the third quarter of 2005. The decrease in interest income from previously securitized loans was related to the continued decline in the average balance of these loans from $38.4 million for the quarter ended September 30, 2005, to $20.3 million for the quarter ended September 30, 2006. However, this reduction in average outstanding balances was partially mitigated as the yield on these loans rose from an average of 30.1% for the third quarter of 2005 to 43.2% for the third quarter of 2006 (see Previously Securitized Loans section for further discussion). The yield for the immediately preceding quarter was 41.9%. Interest income on all other loans (commercial, residential, home equity, and consumer) increased by $4.4 million as the average yield on these loans increased by 80 basis points and the average balance on outstanding loans increased by $68.7 million (excluding previously securitized loans). Additionally, interest income from loans was impacted by the sale of the Company’s credit card portfolio which reduced interest income by $0.4 million from the third quarter of 2005.
Offsetting the increase in interest income on earning assets was an increase in interest expense on deposits of $3.3 million due primarily to an 87 basis point increase in the rates paid on interest bearing deposits from the third quarter of 2005. In addition, increases in average outstanding deposit balances of $87 million, or 5.6%, drove up interest expense by $0.7 million. The increase in rates and balances was primarily associated with time deposits, which experienced an increase of 107 basis points while outstanding time deposit balances grew $105 million as compared to the third quarter of 2005.
The net interest margin was 4.51% for the quarters ended September 30, 2006 and 2005 and 4.58% during the quarter ended June 30, 2006. The decrease in the net interest margin between the second quarter of 2006 and the third quarter of 2006 can primarily be attributed to lower balances on previously securitized loans and the sale of the credit card portfolio during the third quarter.

 Table One
Average Balance Sheets and Net Interest Income
(in thousands)
	Nine months ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$597,223	$25,630	5.74%	$528,420	$22,205	5.62%
Home equity	309,007	17,945	7.76	306,047	13,770	6.02
Commercial financial and agriculture	656,688	36,581	7.45	543,809	25,359	6.23
Installment loans to individuals	49,381	4,211	11.40	54,695	4,630	11.32
Previously securitized loans	24,090	7,422	41.19	46,232	8,832	25.54
Total loans	1,636,389	91,789	7.50	1,479,203	74,796	6.76
Securities:
Taxable	554,884	21,618	5.21	637,413	22,616	4.74
Tax-exempt (2)	42,823	2,091	6.53	42,450	2,138	6.73
Total securities	597,707	23,709	5.30	679,863	24,754	4.87
Loans held for sale	3,337	322	12.90	-	-	-
Deposits in depository institutions	28,208	1,018	4.83	4,415	73	2.21
Federal funds sold	2,571	92	4.78	141	4	3.79
Total interest-earning assets	2,268,212	116,930	6.89	2,163,622	99,627	6.16
Cash and due from banks	51,077			47,124
Bank premises and equipment	42,787			37,989
Other assets	170,710			138,319
Less: allowance for loan losses	(16,135)			(17,597)
Total assets	$2,516,651			$2,369,457

Liabilities
Interest-bearing demand deposits	$435,505	$3,917	1.20%	$431,035	$2,659	0.82%
Savings deposits	314,057	2,776	1.18	292,396	1,386	0.63
Time deposits	864,972	24,810	3.83	721,582	16,191	3.00
Short-term borrowings	149,858	3,795	3.39	156,617	2,320	1.98
Long-term debt	89,834	3,607	5.37	145,006	4,818	4.44
Total interest-bearing liabilities	1,854,226	38,905	2.81	1,746,636	27,374	2.10
Noninterest-bearing demand deposits	338,994			339,884
Other liabilities	29,393			28,612
Stockholders’ equity	294,038			254,325
Total liabilities and stockholders’ equity	$2,516,651			$2,369,457
Net interest income		$78,025			$72,253
Net yield on earning assets			4.60%			4.46%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Nine months ended September 30,
	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$2,891	$534	$3,425
Home equity	133	4,042	4,175
Commercial, financial, and agriculture	5,264	5,958	11,222
Installment loans to individuals	(450)	31	(419)
Previously securitized loans	(4,230)	2,820	(1,410)
Total loans	3,608	13,385	16,993
Securities:
Taxable	(2,928)	1,930	(998)
Tax-exempt (1)	19	(66)	(47)
Total securities	(2,909)	1,864	(1,045)
Loans held for sale	200	-	200
Deposits in depository institutions	393	552	945
Federal funds sold	69	19	88
Total interest-earning assets	$1,361	$15,820	$17,181

Interest-bearing liabilities:
Demand deposits	$28	$1,230	$1,258
Savings deposits	103	1,287	1,390
Time deposits	3,217	5,402	8,619
Short-term borrowings	(100)	1,575	1,475
Long-term debt	(1,833)	622	(1,211)
Total interest-bearing liabilities	$1,415	$10,116	$11,531
Net Interest Income	$(54)	$5,704	$5,650

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (3):
Residential real estate	$601,686	$8,766	5.78%	$594,233	$8,396	5.61%
Home equity	315,341	6,389	8.04	307,302	4,894	6.32
Commercial financial and agriculture	682,793	13,196	7.67	607,033	10,118	6.61
Installment loans to individuals	42,848	1,219	11.29	65,408	1,760	10.68
Previously securitized loans	20,261	2,205	43.18	38,368	2,915	30.14
Total loans	1,662,929	31,775	7.58	1,612,344	28,083	6.91
Securities:
Taxable	512,083	6,870	5.32	610,142	7,288	4.74
Tax-exempt (4)	40,815	673	6.54	48,709	781	6.36
Total securities	552,898	7,543	5.41	658,851	8,069	4.86
Loans held for sale	4,353	121	11.03	-	-	-
Deposits in depository institutions	35,524	452	5.05	4,460	31	2.76
Federal funds sold	7,631	92	4.78	-	-	-
Total interest-earning assets	2,263,335	39,983	7.01	2,275,655	36,183	6.31
Cash and due from banks	49,801			53,965
Bank premises and equipment	43,205			41,451
Other assets	173,762			167,399
Less: allowance for loan losses	(15,425)			(17,818)
Total assets	$2,514,678			$2,520,652

Liabilities
Interest-bearing demand deposits	$423,762	$1,329	1.24%	$450,767	$1,098	0.97%
Savings deposits	317,038	1,118	1.40	308,361	563	0.72
Time deposits	897,761	9,336	4.13	792,336	6,102	3.06
Short-term borrowings	136,927	1,342	3.89	167,357	956	2.27
Long-term debt	82,082	1,108	5.36	131,649	1,571	4.73
Total interest-bearing liabilities	1,857,570	14,233	3.04	1,850,470	10,290	2.21
Noninterest-bearing demand deposits	332,494			352,342
Other liabilities	31,077			28,790
Stockholders’ equity	293,537			289,050
Total liabilities and stockholders’ equity	$2,514,678			$2,520,652
Net interest income		$25,750			$25,893
Net yield on earning assets			4.51%			4.51%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended September 30,
	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$104	$266	$370
Home equity	127	1,368	1,495
Commercial, financial, and agriculture	1,249	1,829	3,078
Installment loans to individuals	(600)	59	(541)
Previously securitized loans	(1,361)	651	(710)
Total loans	(481)	4,173	3,692
Securities:
Taxable	(1,159)	741	(418)
Tax-exempt (1)	(125)	17	(108)
Total securities	(1,284)	758	(526)
Loans held for sale	200	-	200
Deposits in depository institutions	214	207	421
Federal funds sold	-	92	92
Total interest-earning assets	$(1,351)	$5,230	$3,879

Interest-bearing liabilities:
Demand deposits	$(65)	$296	$231
Savings deposits	16	539	555
Time deposits	803	2,431	3,234
Short-term borrowings	(172)	558	386
Long-term debt	(585)	122	(463)
Total interest-bearing liabilities	$(3)	$3,946	$3,943
Net Interest Income	$(1,348)	$1,284	$(64)

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
Determination of the adequacy of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.2 million in the third quarter of 2006. The increase in the provision for loan losses from $0.7 million in the second quarter of 2006 was due to recent trends in the Company’s commercial portfolio and recent credit trends in the national housing market. Changes in the amount of the provision and related allowance are based upon City’s detailed methodology and are directionally consistent with changes in quality of the Company’s loan portfolio.
The Company had net charge-offs of $0.9 million for the third quarter of 2006, with overdraft depository accounts representing $0.6 million of this total. While charge-offs on overdrafts of depository accounts are appropriately taken against the ALLL, the revenue associated with overdraft of depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown. Net charge-offs on commercial and real estate loans were $0.2 million and $0.1 million, respectively, while installment loans experienced no net charge-offs for the quarter ended September 30, 2006. Over the last 5 quarters, the Company has experienced annualized net charge-offs for commercial loans, commercial real estate loans, consumer loans, home equity loans, and residential mortgages of 0.08%; 0.07%; 0.13%; 0.28%; and 0.11%, respectively.
At September 30, 2006, non-performing assets as a percentage of loans and other real estate owned were 0.25%. The ratio of non-performing assets as a percentage of loans and OREO over the last five quarters has ranged from 0.23% and 0.27%. Average non-performing assets as a percentage of loans and other real estate owned for the Company’s peer group (bank holding companies with total assets between $1 billion and $5 billion) for the most recently reported quarter ended June 30, 2006, were 0.67%. A factor that has enabled the Company to maintain its allowance at lower levels than peers is the composition of the Company’s loan portfolio, which is weighted more toward residential mortgage loans and less toward non-real estate secured commercial loans than its’ peers. Additionally, the Company sold its credit card portfolio of approximately $11.5 million to Elan Financial Services (“Elan”), a wholly-owned subsidiary of U.S Bancorp during the third quarter of 2006. As a result, the Company’s ALLL as a percentage of loans outstanding is 0.92% at September 30, 2006, compared to the average of the Company’s peer group of 1.20% for the most recently reported quarter. Excluding the amount attributable to the credit card portfolio, the ALLL was 0.96% at December 31, 2005. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision for loan losses that is directionally consistent with changes in asset quality and loss experience.
The allowance allocated to the commercial loan portfolio (see Table Seven) increased $0.8 million, or 9.8%, from $7.6 million at December 31, 2005 to $8.4 million at September 30, 2006. This increase was attributable to increases in commercial balances, recent trends in the Company’s commercial portfolio, and recent credit trends in the national housing market. From the quarter ended December 31, 2005 to the quarter ended September 30, 2006, average balances of commercial loans have increased $56.5 million, or 9.0%.
The allowance allocated to the residential real estate portfolio (see Table Seven) decreased $0.2 million, or 3.8%, from $4.0 million at December 31, 2005 to $3.8 million at September 30, 2006. Improvements in the asset quality of this portfolio have been partially offset by increases in the average balances of the residential real estate portfolio (2.0% from the quarter ended December 31, 2005).
The allowance allocated to the consumer loan portfolio (see Table Seven) decreased $1.9 million, or 68.3%, from $2.8 million at December 31, 2005 to $0.9 million at September 30, 2006. The decrease was primarily attributable to the allowance related to the sale of the credit card portfolio during the third quarter of 2006. Excluding this reduction, the allowance allocated to the consumer loan portfolio decreased $0.3 million from December 31, 2005. This reduction was primarily due to a continued trend of decreasing consumer loan balances. Excluding the credit card portfolio loans that were sold, consumer loans have declined $5.9 million, or 10.1%, from December 31, 2005 to September 30, 2006. Increased net charge-offs and increases in other inherent risk factors in this portfolio have partially offset this decrease.
The allowance allocated to overdraft deposit accounts (see Table Seven) increased $0.1 million, or 4.2%, from $2.4 million at December 31, 2005 to $2.5 million at September 30, 2006. This increase was attributable to a slight increase in the balances of overdraft deposit accounts from December 31, 2005.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2006, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries of previously charged-off loans, among other factors. The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at September 30, 2006.

Table Five
Analysis of the Allowance for Loan Losses
	Nine months ended September 30,		Year ended December 31,
(in thousands)	2006	2005	2005

Balance at beginning of period	$16,790	$17,815	$17,815

Allowance from acquisition	-	3,265	3,265
Reduction of allowance for loans held for sale	(1,368)	-	-

Charge-offs:
Commercial, financial, and agricultural	(435)	(1,146)	(1,673)
Real estate-mortgage	(705)	(1,189)	(1,491)
Installment loans to individuals	(772)	(1,047)	(1,711)
Overdraft deposit accounts	(2,931)	(2,588)	(3,584)
Total charge-offs	(4,843)	(5,970)	(8,459)

Recoveries:
Commercial, financial, and agricultural	109	575	605
Real estate-mortgage	225	115	303
Installment loans to individuals	480	516	679
Overdraft deposit accounts	1,264	852	1,182
Total recoveries	2,078	2,058	2,769
Net charge-offs	(2,765)	(3,912)	(5,690)
Provision for loan losses	2,900	600	1,400
Balance at end of period	$15,557	$17,768	$16,790

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.23)%	(0.35)%	(0.38)%
Provision for loan losses (annualized)	0.24%	0.05%	0.09%
As a Percent of Non-Performing Loans:
Allowance for loan losses	408.43%	487.50%	401.96%

Table Six
Non-Performing Assets
	As of September 30,		As of December 31,
(in thousands)	2006	2005	2005

Non-accrual loans	$3,359	$2,468	$2,785
Accruing loans past due 90 days or more	328	1,003	1,124
Previously securitized loans past due 90 days or more	122	174	268
Total non-performing loans	3,809	3,645	4,177
Other real estate, excluding property associated with previously securitized loans	499	117	135
Other real estate, associated with previously securitized loans	20	-	-
Total other real estate owned	519	117	135
Total non-performing assets	$4,328	$3,762	$4,312

Table Seven
Allocation of the Allowance For Loan Losses
	As of September 30,		As of December 31,
(in thousands)	2006	2005	2005

Commercial, financial and agricultural	$8,358	$8,538	$7,613
Real estate - mortgage	3,824	4,098	3,977
Installment loans to individuals	893	2,758	2,819
Overdraft deposit accounts	2,482	2,374	2,381
Allowance for Loan Losses	$15,557	$17,768	$16,790

Previously Securitized Loans
As of September 30, 2006, the Company reported a carrying value of previously securitized loans of $18.5 million, while the actual outstanding contractual balance of these loans was $36.3 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. The Company evaluates the collectibility of previously securitized loans. If upon evaluation of estimated collections and collections to date, the estimated total amount of collections is reduced below the original value of the loans, the loans will be considered impaired and subject to further evaluation.
During the nine months ended September 30, 2006 and for the year ending December 31, 2005, the Company has experienced net recoveries on these loans primarily due to increased collection efforts and the elimination of external servicing fees as a result of the Company assuming servicing of the loans. Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries of approximately $0.4 million per month. The Company does not believe that net recoveries can be sustained at this rate indefinitely. As a result of these net recoveries together with the improvements associated with lower servicing costs, the Company now projects that the yield on these loans will be in the range of 44-46%, depending on defaults and prepayment rates experienced on these loans in the future.
During the first nine months of 2006 and 2005, the Company recognized $7.4 million and $8.8 million, respectively, of interest income on its previously securitized loans. Cash receipts for the three and nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Principal receipts	$3,470	$7,015	$11,273	$23,956
Interest income receipts	1,208	2,015	4,211	7,457
Total cash receipts	$4,678	$9,030	$15,484	$31,413

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:

December 31, 2006	$17 million
December 31, 2007	12 million
December 31, 2008	9 million
December 31, 2009	7 million

Non-Interest Income and Non-Interest Expense
Nine Months Ended September 30, 2006 vs. 2005
Non-Interest Income: Net of investment securities (losses) gains and the gain from the sale of the Company’s credit card portfolio, non-interest income increased $2.6 million, or 7.1%, from $36.5 million for the first nine months of 2005 to $39.1 million in 2006. The Company’s primary source of non-interest income is derived from service charges from depository accounts. Service charges from depository accounts increased $3.0 million, or 10.6%, from $28.6 million during the nine months ended September 30, 2005 to $31.6 million during the nine months ended September 30, 2006. This increase is due to an increase in the utilization of services by the Company’s customer base and the acquisition of Classic Bancshares, Inc. during the second quarter of 2005. The effect of this increase was partially mitigated by a $0.3 million decrease in bank-owned life insurance revenues from the settlement of an insured claim during the first nine months of 2005.
Non-Interest Expense: Total non-interest expense increased $2.4 million, or 4.8%, from $50.8 million in the first nine months of 2005 to $53.2 million in the first nine months of 2006. This increase was primarily attributable to increased compensation expenses and other miscellaneous non-interest expenses related to the Company’s acquisition of Classic Bancshares, Inc. during the second quarter of 2005 and to a $0.7 million charge related to the early extinguishment of debt through the repurchase of $6 million of its trust preferred securities during the nine months ended September 30, 2006.
Three Months Ended September 30, 2006 vs. 2005
Non-Interest Income: Net of investment securities losses, non-interest income increased $0.3 million, or 2.0%, to $13.3 million in the third quarter of 2006 as compared to $13.0 million in the third quarter of 2005. The largest source of non-interest income is service charges from depository accounts, which increased $0.4 million, or 3.8%, from $10.4 million during the third quarter of 2005 to $10.8 million during the third quarter of 2006. This increase was due to an increase in the utilization of services by the Company’s customer base.
Non-Interest Expense: Non-interest expenses increased $0.2 million from $17.9 million in the third quarter of 2005 to $18.1 million in the third quarter of 2006. The increase was primarily attributable to a $0.4 million charge related to the early extinguishment of debt through the repurchase of $3.5 million of the Company’s trust preferred securities.

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
However, it is important to understand that a parallel downward shift of 300 basis points in interest rates from the current rate would result in both a 2.25% Fed Funds rate and long-term interest rates on bank borrowings of approximately 2.00% - 2.50%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years. Based upon the Company’s belief that the likelihood of an immediate 300 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 200 basis points from current rates.
The Company has entered into interest rate floors with a total notional value of $600 million at September 30, 2006, with terms of 3, 4, and 5 years to facilitate the management of its short-term interest rate risk. These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans. Please refer to Note C on pages 9 - 10 for further discussion of the use and accounting for such derivative instruments.
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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2006:
+300	8.25%	+5.1%	+1.1%
+200	7.25	+3.4	+0.8
+100	6.25	+1.6	+0.5
-100	4.25	(2.5)	(2.4)
-200	3.25	(5.5)	(4.5)

December 31, 2005:
+300	7.25%	+10.1%	+2.2%
+200	6.25	+8.1	+2.1
+100	5.25	+4.4	+1.4
-100	3.25	(6.7)	(3.4)
-200	2.25	(10.0)	(4.9)

These results are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2006 and beyond. The results above do not necessarily imply that the Company will experience increases in net income if market interest rates rise. The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable. Based upon the current level of interest rates in the general economy, the Company believes that its net interest margin will continue to compress through 2007.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels. At September 30, 2006, City National could pay dividends up to $14.6 million plus an amount equal to its net profits for the remainder of 2006, as defined by statute, up to the dividend declaration date without prior regulatory approval.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $2.0 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $19.7 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2006. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of September 30, 2006, the Parent Company reported a cash balance of $38.7 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2006 other than the repayment of its $22.0 million obligation under the debentures held by City Holding Capital Trust. However, this obligation does not mature until April 2028, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2006, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2006, City National has the capacity to borrow an additional $313.4 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (90.6% or $516.6 million at September 30, 2006) of its investment securities portfolio and short-term investments (interest-bearing deposits in depository institutions and federal funds sold) in the highly liquid available-for-sale classification and in highly liquid short-term investments. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 66.5% as of September 30, 2006 and deposit balances fund 78.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security and short-term investment balances that totaled $570.3 million at September 30, 2006, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $249.4 million. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 42.4% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $43.8 million of cash from operating activities during the first nine months of 2006, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company used $6.0 million of cash in investing activities during the first nine months of 2006 primarily for the purchase of money market and mutual fund securities, net of proceeds from these securities and from maturities and calls of securities available-for-sale. The Company used $21.9 million of cash in financing activities during the first nine months of 2006, principally as a result of a decrease in noninterest bearing deposits of $40.2 million, treasury stock purchases of $21.3 million, cash dividends paid to the Company’s common stockholders of $14.4 million and a decrease in short and long term debt of $32.0 million. These decreases were partially offset by an increase in interest-bearing deposits of $91.7 million.
Capital Resources
During the first nine months of 2006, Shareholders’ Equity increased $6.2 million, or 2.1%, from $292.1 million at December 31, 2005 to $298.3 million at September 30, 2006. This increase was primarily due to reported net income of $40.2 million and a $0.7 million increase in accumulated other comprehensive income which was partially offset by common stock purchases of $21.3 million and dividends declared during the first nine months of 2006 of $14.8 million. The increase in accumulated other comprehensive income during the nine months ended September 30, 2006 was due to unrealized gains, net of taxes, on the Company’s available for sale investment securities of $0.3 million and unrealized gains, net of taxes, on the Company’s derivative instruments of $0.4 million.
The Company has authorization to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions, block transactions, private transactions, or otherwise at such times and prices as determined appropriate by management as authorized by the Company’s Board of Directors in June 2005. Since the repurchase plan was adopted, the Company has purchased 795,153 shares of its common stock. There were 590,053 shares repurchased during the first nine months of 2006 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful. As of September 30, 2006, the Company may repurchase an additional 204,847 shares from time to time depending on market conditions under the authorization.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	September 30,	December 31,
	Minimum	Capitalized	2006	2005
City Holding:
Total	8.0%	10.0%	15.9%	16.4%
Tier I Risk-based	4.0	6.0	15.0	15.4
Tier I Leverage	4.0	5.0	10.8	11.0
City National:
Total	8.0%	10.0%	13.5%	14.0%
Tier I Risk-based	4.0	6.0	12.6	13.0
Tier I Leverage	4.0	5.0	9.0	9.2

Item 3 - Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2006	4,500	$36.04	4,500	218,347

August 1 - August 31, 2006	-	$-	-	218,347

September 1 - September 30, 2006	13,500	$39.02	13,500	204,847

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

Date: November 3, 2006