Form 10-K
period 2006-12-31
CITY HOLDING CO
filed 2007-03-01
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission File Number 0-11733
CITY HOLDING COMPANY
(Exact Name of Registrant as Specified in its Charter)

West Virginia	55-0169957
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

25 Gatewater Road, Cross Lanes, WV 25313
(Address of Principal Executive Offices, Including Zip Code)

304-769-1100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $2.50 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [X] No

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

Large accelerated filer [ ] Accelerated filer [X]Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market System, was approximately $610.4 million. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 28, 2007, there were 17,359,587 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2005 2006 are incorporated by reference into Part I, Item 1 and Part II, Items 5, 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2006 2007 annual shareholders’ meeting to be held on April 25, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1. Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 67 banking offices in West Virginia (56 offices), Kentucky (9 offices), and Ohio (2 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2006, 53% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

	December 31,
	2006	2005
City Holding:
Tier I Risk-based	15.30%	15.41%
Total	16.19	16.38
Tier I Leverage	10.79	10.97

City National:
Tier I Risk-based	12.53%	13.01%
Total	13.42	13.99
Tier I Leverage	8.81	9.24

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

During 2005 and 2006 combined, City National received regulatory approval to pay $144.8 million of cash dividends to the Parent Company, while generating net profits of $106.6 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2007. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

During 2006, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, (3) redeem $12.0 million of the Company’s junior subordinated debentures, (4) invest $40.0 million in a new capital management subsidiary, and (5) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2007.

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

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Executive Officers of the Registrant

At December 31, 2006, the executive officers of the Company were as follows:

Name	Age	Business Experience

Charles R. Hageboeck	44
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005. Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 - January 31, 2005. Director of Forecasting, Roche Diagnostics Corp. (a medical diagnostic manufacturer), Indianapolis, IN from 2000 - 2001. Chief Financial Officer, Peoples Bank Corp. of Indianapolis, IN from 1997 - 1999.

Craig G. Stilwell	51
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005. Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 - February 2005. Olive LLP (a regional accounting and consulting firm specializing in financial institutions), Indianapolis, IN from 1999 - 2001. Senior Vice President, Human Resources & Marketing, Peoples Bank Corp. of Indianapolis, IN from 1978 - 1999.

John A. DeRito	57
Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 25, 2004. Regional Credit Officer for the West Virginia Central Region of BB&T, Charleston, WV from November 2000 -- June 2004. Vice President and Credit Officer, One Valley Bank, Charleston, WV from 1983 - 1998.

John W. Alderman, III	42	Senior Vice President and Chief Legal Counsel, City Holding Company and City National Bank since April 1997.

David L. Bumgarner	41
Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 - January 2005. Assistant Controller/Director of Accounting, Eastern States Oil & Gas, Inc. from May 1998 - August 2000.

Employees

The Company had 779 full-time equivalent employees at December 31, 2006.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2006 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

	Description of Information	Page Reference
1.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
	a. Average Balance Sheets	5
	b. Analysis of Net Interest Earnings	6-7
	c. Rate Volume Analysis of Changes in Interest Income and Expense	8

2.	Investment Portfolio
	a. Book Value of Investments	13
	b. Maturity Schedule of Investments	13
	c. Maturities of Issuers Exceeding 10% of Stockholders’ Equity	13

3.	Loan Portfolio
	a. Types of Loans	14
	b. Maturities and Sensitivity to Changes in Interest Rates	14
	c. Risk Elements	17
	d. Other Interest Bearing Assets	N/A

4.	Summary of Loss Experience	16

5.	Deposits
	a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	5
	b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	19

6.	Return on Equity and Assets	3

7.	Short-term Borrowings	19

Item 1A. Risk Factors

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

The Company’s Allowance for Loan Losses May Not Be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve provide for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Previously Securitized Loans May Become Impaired

City National’s previously securitized loans may become impaired, requiring an impairment charge to be recognized through the Company’s provision for loan losses. The Company accounts for the previously securitized loans by accreting into income the original discount on these loans based on their estimated collectibility. This requires the Company to make estimates for prepayments and defaults on previously securitized loans. Should any of the actual prepayments or defaults adversely impact collectibility of these loans, the Company would be required to take an impairment charge on the previously securitized loans. See the section captioned “Retained Interests and Previously Securitized Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate valuation of the Company’s previously securitized loans.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill and other intangible assets acquired. At December 31, 2006, the Company’s goodwill and other identifiable intangible assets were approximately $58.8 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2006. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 67 branch offices, with 56 offices in West Virginia, nine in Kentucky, and two offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 49 locations and leases 18 locations, pursuant to operating leases. All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. The building is currently being leased to a third party.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ stock market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ stock market. At December 31, 2006, there were 3,303 shareholders of record.

	Cash
	Dividends	Market Value
	Per Share	Low	High
2006
Fourth Quarter	$0.28	$37.49	$41.87
Third Quarter	0.28	35.42	40.19
Second Quarter	0.28	34.53	37.31
First Quarter	0.28	35.26	37.64

2005
Fourth Quarter	$0.25	$32.68	$37.62
Third Quarter	0.25	34.69	39.21
Second Quarter	0.25	27.57	37.00
First Quarter	0.25	29.01	36.61

As noted in the section captioned Dividends and Other Payments included in Item 1. Business, the section captioned Liquidity included in Item 7. Management’s Discussion and Analysis and in Note Eighteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to City Holding (“Parent Company”).

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2006	-	$-	-	204,847

November 1 - November 30, 2006	15,700	$38.26	15,700	189,147

December 1 - December 31, 2006	61,000	$39.61	61,000	966,000

(a)   In June 2005, the Company announced that its Board of Directors had approved a stock repurchase program relative to the Company’s outstanding common stock. Management had been authorized to purchase up to 1,000,000 shares of the Company’s common stock in open market purchases, block transactions, private transactions or otherwise at such times and at such prices as determined by management. In December 2006, the Company announced that the Board of Directors rescinded the share repurchase program approved in June 2005 and announced it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note Fourteen Employee Benefit Plans of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders	271,709	$30.51	732,050
Plans not approved by shareholders	-	- -	-

Total	271,709	$30.51	732,050

Stock-Based Compensation Plan

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2006, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $7 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: FCBC, SASR, CTBI, FNBP, NPBC, UBSH, WSBC, VFGI, KNBT, CMTY, HNBC, PRK, PVSA, RBCAA, PEBO, SLFI, STBA, UBSI, FFBC and UVSP.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2006, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 21 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2006, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 10-11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2006, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 22 through 48 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2006, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

(a)
Management’s annual report on internal control over financial reporting appears on page22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2006, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The attestation report of the registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2006, included in this report as Exhibit 13, is incorporated herein by reference.

(c)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2006, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2007 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer, and all directors, officers and employees of the Company and has posted such Code of Ethics on its website at www.cityholding.com under the “Corporate Governance” link. A copy of the Company’s Code of Ethics covering all employees will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P. O. Box 7520, Charleston, WV 25356-0520. Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or chief accounting officer will be disclosed by timely posting such information on the Company’s internet website.

Item 11. Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "EXECUTIVE COMPENSATION OF DIRECTORS", “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATIONDISCUSSION AND ANALYSIS”, “ANNUAL COMPENSATION”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”OTHER EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS” in the Company's 2007 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2007 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, Director Independence

The information required by Item 13 of FORM 10-K appears under the caption "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2007 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2007 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	(3)	Exhibits. The exhibits listed in the “Exhibit Index” on pages 24-26 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.

(b)		See (a) (3) above.

(c)		See (a) (1) and (2) above.

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
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints E. M. Payne, III, and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ E. M. Payne, III	/s/ Charles R. Hageboeck
E. M. Payne, III	Charles R. Hageboeck
Chairman	Director, President, and Chief Executive Officer

/s/ Tracy W. Hylton, II
Samuel M. Bowling	Tracy W. Hylton, II
Director	Director

/s/ Hugh R. Clonch	/s/ C. Dallas Kayser
Hugh R. Clonch	C. Dallas Kayser
Director	Director

/s/ Oshel B. Craigo	/s/ Philip L. McLaughlin
Oshel B. Craigo	Philip L. McLaughlin
Director	Director

/s/ John R Elliot	/s/ James L. Rossi
John R Elliot	James L. Rossi
Director	Director

/s/ William H. File, III
William H. File, III	Sharon H. Rowe
Director	Director

/s/ Robert D. Fisher	/s/ James E. Songer, II
Robert D. Fisher	James E. Songer, II
Director	Director

/s/ Jay C. Goldman	/s/ Mary H. Williams
Jay C. Goldman	Mary H. Williams
Director	Director

/s/ David W. Hambrick
David W. Hambrick
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

3(b)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 6, 1984 (attached to, and incorporated by reference from, City Holding Company's Form 8-K Report dated March 7, 1984, and filed with the Securities and Exchange Commission on March 22, 1984).

3(c)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated March 4, 1986 (attached to, and incorporated by reference from, City Holding Company's Form 10-K Annual Report for the year ended December 31, 1986, filed March 31, 1987 with the Securities and Exchange Commission).

3(d)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated September 29, 1987 (attached to and incorporated by reference from, City Holding Company's Registration Statement on Form S-4, Registration No. 33-23295, filed with the Securities and Exchange Commission on August 3, 1988).

3(e)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 6, 1991 (attached to, and incorporated by reference from, City Holding Company's Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(f)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 7, 1991 (attached to, and incorporated by reference from, City Holding Company's Form 10-K Annual Report for the year ended December 31, 1991, filed March 17, 1992 with the Securities and Exchange Commission).

3(g)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated August 1, 1994 (attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1994, filed November 14, 1994 with the Securities and Exchange Commission).

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

3(j)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated May 10, 2006 (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q, Quarterly Report for the quarter ended June 30, 2006, filed August 9, 2006 with the Securities and Exchange Commission).

3(k)
Amended and Restated Bylaws of City Holding Company, revised February 28, 2007(attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K filed March 1, 2007 with the Securities and Exchange Commission).

4(a)
Rights Agreement, dated as of June 13, 2001 (the “Rights Agreement”), between City Holding Company and SunTrust Bank, as Rights Agent (attached to, and incorporated by reference from, City Holding Company’s Registration Statement on Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission).

4(b)
Amendment No. 1 to the Rights Agreement dated as of November 30, 2005 (attached to, and incorporated by reference from City Holding Company’s Amendment No. 1 on Form 8-A, filed December 21, 2005, with the Securities and Exchange Commission).

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

10(p)
Form of Employment Agreement, dated March 14, 2002, by and between City Holding Company and John W. Alderman, III (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(q)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(r)
Description of Base Salaries of Named Executive Officers for 2007, (incorporated by reference from City Holding Company’s Current Report on Form 8-K filed March 1, 2007 with the Securities and Exchange Commission).

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2006.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner