Form 10-Q
period 2007-03-31
CITY HOLDING CO
filed 2007-05-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarterly Period Ended March 31, 2007
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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value - 17,155,787 shares as of May 2, 2007.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31	December 31
	2007	2006
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$53,011	$58,014
Interest-bearing deposits in depository institutions	6,041	27,434
Federal funds sold	20,000	25,000
Cash and Cash Equivalents	79,052	110,448

Investment securities available for sale, at fair value	540,261	472,398
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2007 and December 31, 2006 - $48,458 and $49,955)	46,396	47,500
Total Securities	586,657	519,898

Gross loans	1,691,748	1,677,469
Allowance for loan losses	(16,082)	(15,405)
Net Loans	1,675,666	1,662,064

Bank owned life insurance	55,687	55,195
Premises and equipment	45,190	44,689
Accrued interest receivable	12,371	12,337
Net deferred tax asset	23,551	23,652
Intangible assets	58,681	58,857
Other assets	22,157	20,667
Total Assets	$2,559,012	$2,507,807
Liabilities
Deposits:
Noninterest-bearing	$338,332	$321,038
Interest-bearing:
Demand deposits	435,069	422,925
Savings deposits	343,366	321,075
Time deposits	922,384	920,179
Total Deposits	2,039,151	1,985,217

Short-term borrowings	156,062	136,570
Long-term debt	21,940	48,069
Other liabilities	38,505	32,644
Total Liabilities	2,255,658	2,202,500

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued and outstanding at March 31, 2007 and December 31, 2006, less 1,278,095 and 1,009,095 shares in treasury, respectively	46,249	46,249
Capital surplus	103,373	104,043
Retained earnings	201,977	194,213
Cost of common stock in treasury	(43,561)	(33,669)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale	(1,926)	(2,649)
Unrealized loss on derivative instruments	(88)	(210)
Underfunded pension liability	(2,670)	(2,670)
Total Accumulated Other Comprehensive Loss	(4,684)	(5,529)
Total Shareholders’ Equity	303,354	305,307
Total Liabilities and Shareholders’ Equity	$2,559,012	$2,507,807
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)
	Three Months Ended March 31
	2007	2006

Interest Income
Interest and fees on loans	$31,464	$29,564
Interest on investment securities:
Taxable	6,933	7,260
Tax-exempt	427	467
Interest on deposits in depository institutions	117	150
Interest on federal funds sold	257	-
Total Interest Income	39,198	37,441

Interest Expense
Interest on deposits	12,712	9,201
Interest on short-term borrowings	1,513	1,127
Interest on long-term debt	531	1,260
Total Interest Expense	14,756	11,588
Net Interest Income	24,442	25,853
Provision for loan losses	900	1,000
Net Interest Income After Provision for Loan Losses	23,542	24,853

Non-interest Income
Investment securities gains (losses)	-	-
Service charges	10,063	9,862
Insurance commissions	1,012	614
Trust and investment management fee income	568	566
Bank owned life insurance	696	537
Gain on sale of credit card merchant agreements	1,500	-
Other income	532	810
Total Non-interest Income	14,371	12,389

Non-Interest Expense
Salaries and employee benefits	9,057	8,632
Occupancy and equipment	1,637	1,599
Depreciation	1,070	1,050
Professional fees	403	395
Postage, delivery, and statement mailings	777	644
Advertising	852	774
Telecommunications	455	476
Bankcard expenses	518	543
Insurance and regulatory	385	388
Office supplies	455	383
Repossessed asset (gains) losses, net of expenses	(14)	4
Loss on early extinguishment of debt	-	282
Other expenses	2,021	2,327
Total Non-interest Expense	17,616	17,497
Income Before Income Taxes	20,297	19,745
Income tax expense	7,066	6,879
Net Income	13,231	$12,866

Basic earnings per common share	$0.76	$0.71
Diluted earnings per common share	$0.76	$0.71
Dividends declared per common share	$0.31	$0.28
Average common shares outstanding:
Basic	17,369	18,006
Diluted	17,424	18,067

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2007 and 2006
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2005	$46,249	$104,435	$160,747	$(11,278)	$(8,012)	$292,141
Comprehensive income:
Net income			12,866			12,866
Other comprehensive loss, net of deferred income taxes of $950:
Unrealized losses on available-for-sale securities of $1,528, net of taxes					(917)	(917)
Net unrealized loss on interest rate floors of $848					(509)	(509)
Total comprehensive income						11,440
Cash dividends declared ($0.28 per share)			(4,988)			(4,988)
Issuance of stock awards, net		(78)		245		167
Exercise of 26,875 stock options		(630)		987		357
Excess tax benefit on stock -based compensation		173				173
Purchase of 300,572 treasury shares				(10,914)		(10,914)
Balances at March 31, 2006	$46,249	$103,900	$168,625	$(20,960)	$(9,438)	$288,376

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2006	$46,249	$104,043	$194,213	$(33,669)	$(5,529)	$305,307
Comprehensive income:
Cumulative effect of adopting FIN 48			(125)			(125)
Net income			13,231			13,231
Other comprehensive loss, net of deferred income taxes of $563:
Unrealized losses on available-for-sale securities of $1,205, net of taxes					723	723
Net unrealized loss on interest rate floors of $203, net of taxes					122	122
Total comprehensive income						14,076
Cash dividends declared ($0.31 per share)			(5,342)			(5,342)
Issuance of stock awards, net		(536)		800		264
Exercise of 5,300 stock options		(134)		216		82
Purchase of 274,300 treasury shares				(10,908)		(10,908)
Balances at March 31, 2007	$46,249	$103,373	$201,977	$(43,561)	$(4,684)	$303,354

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Three Months Ended March 31
	2007	2006

Operating Activities
Net income	$13,231	$12,866
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(428)	(786)
Provision for loan losses	900	1,000
Depreciation of premises and equipment	1,071	1,050
Deferred income tax (benefit) expense	(462)	550
Net periodic employee benefit cost	59	46
Loss on early extinguishment of debt	-	282
Gain on sale of credit card merchant agreements	(1,500)	-
Loss on disposal of premises and equipment	-	7
Proceeds from bank-owned life insurance	204	-
Increase in value of bank-owned life insurance	(696)	(537)
(Increase) decrease in accrued interest receivable	(34)	1,139
Increase in other assets	(1,344)	(135)
Increase in other liabilities	5,497	2,756
Net Cash Provided by Operating Activities	16,498	18,238

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	1,058	253
Proceeds from sale of money market and mutual fund securities available-for-sale	261,385	254,900
Purchases of money market and mutual fund securities available-for-sale	(357,702)	(307,007)
Proceeds from sales of securities available-for-sale	989	613
Proceeds from maturities and calls of securities available-for-sale	29,694	19,874
Purchases of securities available-for-sale	(1,198)	(800)
Net increase in loans	(13,787)	(9,957)
Purchases of premises and equipment	(1,572)	(727)
Proceeds from sale of credit card merchant agreements	1,650	-
Net Cash Used in Investing Activities	(79,483)	(42,851)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	17,294	(20,551)
Net increase in interest-bearing deposits	36,640	55,985
Net (decrease) increase in short-term borrowings	(6,542)	2,977
Repayment of long-term debt	(79)	(826)
Redemption of trust preferred securities	-	(2,705)
Purchases of treasury stock	(10,908)	(10,914)
Exercise of stock options	82	357
Excess tax benefits from stock-based compensation arrangements	-	173
Dividends paid	(4,898)	(4,520)
Net Cash Provided by Financing Activities	31,589	19,976
Decrease in Cash and Cash Equivalents	(31,396)	(4,637)
Cash and cash equivalents at beginning of period	110,448	86,273
Cash and Cash Equivalents at End of Period	$79,052	$81,636

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007
Note A - Basis of Presentation

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2007. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2006 has been extracted from audited financial statements included in the Company’s 2006 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report of the Company.

Note B -Previously Securitized Loans

Between 1997 and 1999, the Company completed six securitization transactions involving approximately $760 million in 125% of fixed rate, junior-lien underlying mortgages. The Company retained a financial interest in each of the securitizations until 2004. Principal amounts owed to investors were evidenced by securities (“Notes”). During 2003 and 2004, the Company exercised its early redemption options on each of those securitizations. Once the Notes were redeemed, the Company became the beneficial owner of the mortgage loans and recorded the loans as assets of the Company within the loan portfolio. The table below summarizes information regarding delinquencies, net credit recoveries, and outstanding collateral balances of previously securitized loans for the dates presented:

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
( in thousands)	2007	2006	2006
	(in thousands)
Previously Securitized Loans:
Total principal amount of loans outstanding	$30,880	$43,493	$33,334
Discount	(18,136)	(17,575)	(17,737)
Net book value	$12,744	$25,918	$15,597

Principal amount of loans between 30 and 89 days past due	$596	$1,217	$1,062
Principal amount of loans 90 days and above past due	-	202	48
Net credit recoveries during the period	1,108	973	4,124

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans. No such impairment charges were recorded for the three months ended March 31, 2007, or for the year ending December 31, 2006.
As of March 31, 2007, the Company reported a book value of previously securitized loans of $12.7 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2007 was $30.9 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
During the first three months of 2007 and 2006, the Company recognized $1.8 million and $2.7 million, respectively, of interest income from its previously securitized loans.

Note C -Derivative Instruments

The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of March 31, 2007, the Company has entered into eight interest rate floor contracts with a total notional amount of $600 million, seven of which (total notional amount of $500 million) are designated as cash flow hedges. The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.
The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.
	March 31, 2007		December 31, 2006
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$4,384	$500,000	$4,239

The weighted-average strike rates for interest rate floors outstanding at March 31, 2007 range from 6.00% to 8.00%.

  Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The Company recognized the increase in market value of $0.1 million, net of taxes, in Other Comprehensive Income for the three months ending March 31, 2007 on these derivative instruments.

During the second quarter of 2006, the Company redesignated an interest rate floor contract with a total notional amount of $100 million that had previously been accounted for as a freestanding derivative. This interest rate floor has no fair value at March 31, 2007, matures in 14 months and has a strike rate of 6.00%.

Note D - Short-term borrowings

The components of short-term borrowings are summarized below:

( in thousands)	March 31, 2007	December 31, 2006

Security repurchase agreements	$109,858	$115,675
Short-term FHLB advances	46,204	20,895
Total short-term borrowings	$156,062	$136,570

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E - Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	March 31, 2007	Weighted Average Interest Rate

FHLB Advances	2009	$415	7.03%
FHLB Advances	2010	4,000	6.03%
FHLB Advances	2011	689	4.48%
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a)	16,836	9.15%
Total long-term debt		$21,940

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

The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. In March 2005, the Federal Reserve Board issued a final rule that allows the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter limits. Under ruling, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company expects to include all of its $16 million in trust preferred securities in Tier 1 capital. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note F - Employee Benefit Plans

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The Company transitioned to SFAS No. 123R on January 1, 2006, using the modified prospective application method.
A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:
	2007		2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	271,709	$30.51	318,132	$28.56
Granted	47,500	39.34	-	-
Exercised	(5,300)	15.53	(26,875)	13.30
Forfeited	(3,000)	34.45	-	-
Outstanding at March 31	310,909	$32.08	291,257	$29.97

Additional information regarding stock options outstanding and exercisable at March 31, 2007, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	16,800	$13.30	58	$446	16,800	$13.30	58	$446
$28.00 - $36.90	294,109	33.14	93	1,978	191,984	31.94	86	1,522
	310,909			$2,424	208,784			$1,968

Proceeds from stock option exercises totaled $0.1 million and $0.4 million during the three months ended March 31, 2007 and March 31, 2006, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2007 and March 31, 2006 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was $0.1 million and $0.6 million during the three months ended March 31, 2007 and March 31, 2006, respectively.
Stock-based compensation expense totaled $0.1 million for both the three months ended March 31, 2007 and March 31, 2006. Unrecognized stock-based compensation expense related to stock options totaled $0.7 million at March 31, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.7 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007:

Risk-free interest rate	4.38%
Expected dividend yield	3.15%
Volatility factor	39.06%
Expected life of option	5.8 years

No options were granted during the three months ended March 31, 2006.
    The Company records compensation expense with respect to restricted shares in an amount equal to the fair market value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is being charged to expense over the respective vesting periods.
    Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture. Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Unrecognized stock-based compensation expense related to non-vested restricted shares was $0.8 million at March 31, 2007. At March 31, 2007, this unrecognized expense is expected to be recognized over 4.3 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31:
	2007		2006
	Options	Average Market Price at Grant	Options	Average Market Price at Grant

Outstanding at January 1	15,600		14,000
Granted	15,500	$39.51	1,700	$36.17
Forfeited/Vested	(666)		-
Outstanding at March 31	30,434		15,700

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.1 million for the three month periods ended March 31, 2007 and March 31, 2006.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made a contribution of $0.2 million to the Defined Benefit Plan during the three months ended March 31, 2007, while no such contribution was made during the three months ended March 31, 2006.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(in thousands)	2007	2006

Components of net periodic cost:
Interest cost	$164	$129
Expected return on plan assets	(185)	(144)
Net amortization and deferral	80	61
Net Periodic Pension Cost	$59	$46

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

( in thousands)	March 31, 2007	December 31, 2006

Commitments to extend credit:
Home equity lines	$138,165	$140,479
Commercial real estate	39,625	48,489
Other commitments	143,824	131,428
Standby letters of credit	12,513	12,735
Commercial letters of credit	385	617

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H - Total Comprehensive Income

The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(in thousands)	2007	2006

Net income	$13,231	$12,866

Unrealized security gains arising during the period	1,205	(1,528)
Reclassification adjustment for gains included in income	-	-
	1,205	(1,528)

Unrealized gains on interest rate floors	203	(848)
Other comprehensive income before income taxes	14,699	10,490
Tax effect	(563)	950
Total comprehensive income	$14,076	$11,440

Note I - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2007	2006

Net income	$13,231	$12,866

Average shares outstanding	17,369	18,006

Effect of dilutive securities:
Employee stock options	55	61

Shares for diluted earnings per share	17,424	18,067

Basic earnings per share	$0.76	$0.71
Diluted earnings per share	$0.76	$0.71

Options to purchase 41,750 shares of common stock at an exercise price of $36.90 were outstanding during the first quarter of 2006, but were not included in the computation of diluted earnings per share because the exercise price was greater that the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J - Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease of $0.1 million to the January 1, 2007 retained earnings balance.  Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $1.6 million. This amount, if recognized, would favorably affect the Company’s effective tax rate.  The Company does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.
Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $0.5 million.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for fiscal years ending after November 15, 2007, and early application is encouraged. The Company does not anticipate that the adoption of this statement will have a material effect on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) is applicable on an instrument by instrument basis, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2006 Annual Report to Stockholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report of the Company. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
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
Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 24 and 25 provide management’s analysis of the Company’s previously securitized loans. The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses. Please refer to Note B of Notes to Consolidated Financial Statements, on pages 8 - 9 for further discussion.

Financial Summary

The Company reported consolidated net income of $13.2 million, or $0.76 per diluted common share, for the three months ended March 31, 2007, compared to $12.9 million, or $0.71 per diluted common share for the first quarter of 2006. Return on average assets (“ROA”) was 2.10% and return on average equity (“ROE”) was 17.1% for the first quarter of 2007, compared to 2.06% and 17.4%, respectively, for the first three months of 2006.
The Company’s net interest income for the first quarter of 2007 decreased $1.4 million compared to the first quarter of 2006 (see Net Interest Income). The Company recorded a provision for loan losses of $0.9 million for the first quarter of 2007 while $1.0 million was recorded for the first quarter of 2006 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $ 2.0 million from the quarter ended March 31, 2006, to the quarter ended March 31, 2007. During the first quarter of 2007, the Company recognized a gain of $1.5 million from the sale of its existing merchant processing agreements.

Net Interest Income

The Company’s tax equivalent net interest income decreased $1.4 million, or 5.5%, from the first quarter of 2006 to the first quarter of 2007 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities. Compared to the first quarter of 2006, interest income increased $1.7 million while interest expenses paid on interest bearing liabilities increased $3.2 million due to rate increases.
Interest income on earning assets increased by $1.7 million, driven primarily by an increase in interest income on loans of $1.9 million despite a decrease of $0.9 million in interest income from previously securitized loans from the first quarter of 2006. The decrease in interest income from previously securitized loans was related to the continued decline in the average balance of these loans of 48.7% from $28.1 million for the quarter ended March 31, 2006, to $14.4 million for the quarter ended March 31, 2007. However, this reduction in average outstanding balances was partially mitigated as the yield on these loans rose from an average of 39.1% for the first quarter of 2006 to 49.5% for the first quarter of 2007 (see Previously Securitized Loans section for further discussion). The yield for the fourth quarter of 2006 was 46.6%. In addition, interest income from loans was impacted by the sale of the Company’s credit card portfolio during the third quarter of 2006, which resulted in a decrease of $0.5 million in interest income from the first quarter of 2006. Interest income on all other loans (commercial, residential, home equity, and consumer) increased by $3.3 million as the average yield on these loans increased by 38 basis points and the average balance on outstanding loans increased by $103.9 million (excluding previously securitized loans and credit card loans).
These increases were more than offset by an increase in interest expense on interest bearing liabilities of $3.2 million due primarily to a 71 basis point increase in the rates paid on interest bearing deposits from the first quarter of 2006. In addition, increases in average outstanding deposit balances of $101 million, or 6.4%, increased interest expense by $0.8 million. The increase in rates and balances was primarily associated with time deposits that experienced an increase of 91 basis points while outstanding time deposit balances grew $91 million as compared to the first quarter of 2006.

The net interest margin was 4.41% for the quarter ended March 31, 2007 as compared to 4.71% for the quarter ended March 31, 2006. The decline in the net interest margin can primarily be attributed to lower interest income from previously securitized loans and the sale of the retail credit card portfolio during the third quarter of 2006. Excluding these items, the Company’s net interest margin decreased 15 basis points from 4.33% during the first quarter of 2006 to 4.18% for the first quarter of 2007. This compression is due to increased rates paid on interest bearing liabilities, primarily time deposits.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended March 31,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$594,504	$8,854	6.04%	$593,131	$8,380	5.73%
Home equity	322,647	6,242	7.85	302,265	5,594	7.51
Commercial financial and agriculture	716,517	13,343	7.55	635,249	11,293	7.21
Installment loans to individuals	42,903	1,269	12.00	56,546	1,593	11.43
Previously securitized loans	14,375	1,756	49.54	28,051	2,704	39.09
Total loans	1,690,946	31,464	7.55	1,615,242	29,564	7.42
Securities:
Taxable	505,585	6,933	5.56	574,195	7,260	5.13
Tax-exempt (2)	40,413	658	6.60	44,303	719	6.58
Total securities	545,998	7,591	5.64	618,498	7,979	5.23
Deposits in depository institutions	13,033	117	3.64	14,888	150	4.09
Federal funds sold	19,533	256	5.32	-	-	-
Total interest-earning assets	2,269,510	39,428	7.05	2,248,628	37,693	6.80
Cash and due from banks	50,129			53,252
Bank premises and equipment	44,968			42,529
Other assets	169,046			168,035
Less: allowance for loan losses	(15,636)			(16,851)
Total assets	$2,518,017			$2,495,593

Liabilities
Interest-bearing demand deposits	$430,201	$1,332	1.26%	$444,126	$1,259	1.15%
Savings deposits	330,023	1,307	1.61	306,314	732	0.97
Time deposits	921,937	10,074	4.43	830,866	7,210	3.52
Short-term borrowings	146,455	1,512	4.19	151,728	1,127	3.01
Long-term debt	32,434	532	6.65	95,296	1,260	5.36
Total interest-bearing liabilities	1,861,050	14,757	3.22	1,828,330	11,588	2.57
Noninterest-bearing demand deposits	316,716			342,482
Other liabilities	31,234			28,564
Stockholders’ equity	309,017			296,217
Total liabilities and stockholders’ equity	$2,518,017			$2,495,593
Net interest income		$24,671			$26,105
Net yield on earning assets			4.41%			4.71%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended March 31,
	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
	Volume		Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate		$19	$455	$474
Home equity		377	271	648
Commercial, financial, and agriculture		1,445	605	2,050
Installment loans to individuals		(384)	60	(324)
Previously securitized loans		(1,318)	370	(948)
Total loans		139	1,761	1,900
Securities:
Taxable		(867)	540	(327)
Tax-exempt (1)		(63)	2	(61)
Total securities		(930)	542	(388)
Deposits in depository institutions		19	(14)	(33)
Federal funds sold		-	256	256
Total interest-earning assets		$(810)	$2,545	$1,735

Interest-bearing liabilities:
Demand deposits		$(39)	$112	$73
Savings deposits		57	518	575
Time deposits		790	2,074	2,864
Short-term borrowings		(39)	424	385
Long-term debt		(831)	103	(728)
Total interest-bearing liabilities	$	(62)	$3,231	$3,169
Net Interest Income		$(748)	$(686)	$(1,434)

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.9 million in the first quarter of 2007 and in the fourth quarter of 2006. The quality of the Company’s loan portfolio has continued to improve. Total past due loans have declined 43% from $10.5 million at December 31, 2006 to $6.0 million at March 31, 2007. This improvement has been primarily associated with residential real estate loans (down $2.9 million or 46%) and commercial loans (down $0.9 million or 43%) from December 31, 2006. Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with growth and changes in the composition and quality of the Company’s loan portfolio.
The Company had net charge-offs of $0.2 million for the first quarter of 2007, with overdraft depository accounts representing $0.3 million of this total. While charge-offs on overdrafts of depository accounts are appropriately taken against the ALLL, the revenue associated with overdraft of depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown. Net charge-offs on real estate loans were $0.1 million, while commercial loans experienced net recoveries of $0.1 million during the quarter ended March 31, 2007.
Due to a number of strategic initiatives to strengthen the loan portfolio implemented by management in recent years, including tightening credit standards, changing the overall mix of the portfolio to include a higher proportion of real estate secured loans, and identifying and charging off or resolving problem loans, the quality of the Company’s loan portfolio remains solid. At March 31, 2007, non-performing assets as a percentage of loans and other real estate owned were 0.44%. Average non-performing assets as a percentage of loans and other real estate owned for the Company’s peer group (bank holding companies with total assets between $1 billion and $5 billion) for the most recently reported quarter ended December 31, 2006, was 0.81%. Another contributing factor that has enabled the Company to maintain its allowance at lower levels than peers is the composition of the Company’s loan portfolio, which is weighted more toward residential mortgage loans and less toward non-real estate secured commercial loans than its peers. As a result, the Company’s ALLL as a percentage of loans outstanding is 0.95% at March 31, 2007. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision for loan losses that is directionally consistent with changes in asset quality and loss experience.

The allowance allocated to the commercial loan portfolio (see Table Five) increased $1.1 million, or 12.8%, from $8.3 million at December 31, 2006 to $9.4 million at March 31, 2007. This increase was attributable to recent trends in the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Five) decreased $0.1 million, or 1.1%, from $4.0 million at December 31, 2006 to $3.9 million at March 31, 2007. This decrease was primarily due to changes in loss experience during the first quarter of 2007.
The allowance allocated to the consumer loan portfolio (see Table Five) decreased $0.2 million, or 27.2%, from $0.8 million at December 31, 2006 to $0.6 million at March 31, 2007. This decrease was attributable to changes in loss experience during the quarter ended March 31, 2007.
The allowance allocated to overdraft deposit accounts (see Table Five) declined $0.1million, or 5.5%, from $2.3 million at December 31, 2006 to $2.2 million at March 31, 2007. This decline was attributable to a slight decline in the loss experience attributable to these balances.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2007, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors. The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at March 31, 2007.

Table Three
Analysis of the Allowance for Loan Losses
	Three months ended March 31,		Year ended December 31,
(in thousands)	2007	2006	2006

Balance at beginning of period	$15,405	$16,790	$16,790

Reduction of allowance for loans sold	-	-	(1,368)

Charge-offs:
Commercial, financial, and agricultural	(35)	(185)	(1,279)
Real estate-mortgage	(111)	(296)	(935)
Installment loans to individuals	(84)	(368)	(898)
Overdraft deposit accounts	(860)	(958)	(3,823)
Total charge-offs	(1,090)	(1,807)	(6,935)

Recoveries:
Commercial, financial, and agricultural	148	32	210
Real estate-mortgage	15	105	575
Installment loans to individuals	132	198	598
Overdraft deposit accounts	573	500	1,734
Total recoveries	868	835	3,117
Net charge-offs	(222)	(972)	(3,818)
Provision for loan losses	900	1,000	3,801
Balance at end of period	$16,083	$16,818	$15,405

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.05)%	(0.24)%	0.23%
Provision for loan losses (annualized)	0.21%	0.25%	0.23%
As a Percent of Non-Performing Loans:
Allowance for loan losses	235.75%	503.5%	384.93%

Table Four
Non-Performing Assets
	As of March 31,		As of December 31,
(in thousands)	2007	2006	2006

Non-accrual loans	$6,714	$2,743	$3,319
Accruing loans past due 90 days or more	108	512	635
Previously securitized loans past due 90 days or more	-	85	48
Total non-performing loans	6,822	3,340	4,002
Other real estate, excluding property associated with previously securitized loans	290	403	181
Other real estate, associated with previously securitized loans	252	306	-
Total other real estate owned	542	709	181
Total non-performing assets	$7,364	$4,049	$4,183

Table Five
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(in thousands)	2007	2006	2006

Commercial, financial and agricultural	$9,394	$7,307	$8,330
Real estate - mortgage	3,937	4,304	3,981
Installment loans to individuals	583	2,913	801
Overdraft deposit accounts	2,168	2,294	2,293
Allowance for Loan Losses	$16,082	$16,818	$15,405

Previously Securitized Loans

As of March 31, 2007, the Company reported a carrying value of previously securitized loans of $ 12.7 million, while the actual outstanding contractual balance of these loans was $30.9 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. The Company evaluates the collectibility of previously securitized loans. If upon evaluation of estimated collections and collections to date, the estimated total amount of collections is reduced below the original value of the loans, the loans will be considered impaired and subject to further evaluation.
During the first quarter of 2007 and for the year ended December 31, 2006, the Company has experienced net recoveries on these loans primarily due to increased collection efforts and the elimination of external servicing fees as a result of the Company assuming servicing of the loans. Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries but does not believe that continued net recoveries can be sustained indefinitely.
During the first quarter of 2007 and 2006, the Company recognized $1.8 million and $2.7 million, respectively, of interest income on its previously securitized loans. Cash receipts for the three months ended March 31, 2007 and 2006 are summarized in the following table:

	Three months ended March 31,
(in thousands)	2007	2006

Principal receipts	$3,542	$4,330
Interest income receipts	1,109	1,563
Total cash receipts	$4,651	$5,893

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Forecasted Balance:

December 31, 2007	$10 million
December 31, 2008	8 million
December 31, 2009	7 million
December 31, 2010	6 million

Non-Interest Income and Non-Interest Expense

Non-Interest Income: Net of the gain from the sale of the Company’s merchant credit card agreements, non-interest income increased $0.5 million to $12.9 million in the first quarter of 2007 as compared to $12.4 million in the first quarter of 2006. The largest source of non-interest income is from service charges on depository accounts, which increased $0.2 million, or 2.0%, from $9.9 million during the first quarter of 2006 to $10.1 million during the first quarter of 2007. Insurance commission revenues increased $0.4 million, or 64.8%, due to the hiring of additional staff by City Insurance to provide worker’s compensation insurance to West Virginia businesses. Partially off-setting these increases was a decrease in other income of $0.3 million due to lower credit card fee income due to the sale of the retail credit card portfolio during the third quarter of 2006 and the sale of the merchant credit card portfolio during the first quarter of 2007.
Non-Interest Expense: Non-interest expenses increased $0.1 million from $17.5 million in the first quarter of 2006 to $17.6 million in the first quarter of 2007. Salaries and employee benefits increased $0.4 million, or 4.9%, from the first quarter of 2006 due in part to additional staffing for new retail locations and insurance personnel to support the introduction of worker’s compensation insurance. This increase was partially offset by a $0.3 million charge in the first quarter of 2006 related to the redemption of $2.5 million of the Company’s trust preferred securities.

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
The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through monthly meetings during which product pricing issues, liquidity measures, and interest sensitivity positions are monitored.

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
However, it is important to understand that a parallel downward shift of 300 basis points in interest rates from the current rate would result in both a 2.25% Fed Funds rate and long-term interest rates of approximately a 2.00%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years. Based upon the Company’s belief that the likelihood of an immediate 300 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 200 basis points from current rates.
The Company has entered into interest rate floors with a total notional value of $600 million at March 31, 2007, with terms of 3, 4, and 5 years to facilitate the management of its short-term interest rate risk. These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans. Please refer to Note C on pages 9 - 10 for further discussion of the use and accounting for such derivative instruments.
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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2007:
+300	8.25%	+7.2%	+0.5%
+200	7.25	+4.8	+1.1
+100	6.25	+2.5	+0.8
-100	4.25	(2.4)	(2.5)
-200	3.25	(5.4)	(6.4)

December 31, 2006:
+300	8.25%	+5.2%	+4.2%
+200	7.25	+4.3	+0.2
+100	6.25	+1.6	+0.4
-100	4.25	(2.3)	(2.5)
-200	3.25	(5.2)	(5.1)

These results are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2007 and beyond. The results above do not necessarily imply that the Company will experience increases in net income if market interest rates rise. The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable. Based upon the current level of interest rates in the general economy, the Company believes that its net interest margin will continue to compress through 2007.

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. During 2005 and 2006, City National received regulatory approval to pay $144.8 million of cash dividends to the Parent Company, while generating net profits of $106.6 million. Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2007. Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $1.5 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.4 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2007. However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.4 million of additional cash over the next 12 months. As of March 31, 2007, the Parent Company reported a cash balance of $36.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

    Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2007 other than the repayment of its $16.8 million obligation under the debentures held by City Holding Capital Trust. However, this obligation does not mature until April 2028, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2007, City National’s assets are significantly funded by deposits and capital. However, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2007, City National has the capacity to borrow an additional $273.2 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Additionally, City National maintains a significant percentage (92.1%, or $540.3 million at March 31, 2007) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 65.5% as of March 31, 2007 and deposit balances fund 79.7% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $586.7 million at March 31, 2007, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $216.5 million. Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.6% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $16.5 million of cash from operating activities during the first quarter of 2007, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings. The Company used $79.5 million of cash in investing activities during the first quarter of 2007 primarily for the purchase of money market and mutual fund securities, net of proceeds from these securities and from maturities and calls of securities available-for-sale. The Company generated $31.6 million of cash in financing activities during the first quarter of 2007, principally as a result of increasing its interest and non-interest bearing deposits by $53.9 million which was partially offset by treasury stock purchases of $10.9 million, repayments of short-term borrowings of $6.5 million, and cash dividends paid to the Company’s common stockholders of $4.9 million.

Capital Resources

During the first quarter of 2007, Shareholders’ Equity decreased $2.0 million, or 0.6%, from $305.3 million at December 31, 2006 to $303.3 million at March 31, 2007. This decrease was primarily due to common stock purchases of $10.9 million and dividends declared during the quarter of $5.3 million which were partially offset by reported net income of $13.2 million and a $0.8 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income during the quarter was due to unrealized gains, net of taxes, on the Company’s available for sale investment securities of $0.7 million and unrealized gains, net of taxes, on the Company’s derivative instruments of $0.1 million.
During December 2006, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 5% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. There were 274,300 shares repurchased during the first quarter of 2007 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful. As of March 31, 2007, the Company may repurchase an additional 691,700 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2007	2006
City Holding:
Total	8.0%	10.0%	16.3%	16.2%
Tier I Risk-based	4.0	6.0	15.3	15.3
Tier I Leverage	4.0	5.0	10.7	10.8
City National:
Total	8.0%	10.0%	13.5%	13.4%
Tier I Risk-based	4.0	6.0	12.6	12.5
Tier I Leverage	4.0	5.0	8.8	8.8

Item 3 - Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - Janaury 31, 2007	72,000	$39.42	72,000	894,000

February 1 - February 28, 2007	63,900	$40.13	63,900	830,100

March 1 - March 31, 2007	138,400	$39.77	138,400	691,700

(a)
In December 2006, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

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

Date: May 3, 2007