Form 10-Q
period 2007-06-30
CITY HOLDING CO
filed 2007-08-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2007
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

Common stock, $2.50 Par Value – 16,810,787 shares as of August 7, 2007.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional provision for loan losses due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates or decreased prepayments on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on this asset; (5) the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; and (12) the Company may experience difficulties growing loan and deposit balances. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	June 30	December 31
	2007	2006
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$60,163	$58,014
Interest-bearing deposits in depository institutions	14,507	27,434
Federal funds sold	20,000	25,000
Cash and Cash Equivalents	94,670	110,448

Investment securities available for sale, at fair value	453,721	472,398
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2007 and December 31, 2006 - $43,706 and $49,955)	41,711	47,500
Total Investment Securities	495,432	519,898

Gross loans	1,730,354	1,677,469
Allowance for loan losses	(16,616)	(15,405)
Net Loans	1,713,738	1,662,064

Bank owned life insurance	56,272	55,195
Premises and equipment	48,923	44,689
Accrued interest receivable	11,596	12,337
Net deferred tax asset	26,424	23,652
Intangible assets	58,504	58,857
Other assets	20,179	20,667
Total Assets	$2,525,738	$2,507,807
Liabilities
Deposits:
Noninterest-bearing	$329,772	$321,038
Interest-bearing:
Demand deposits	416,331	422,925
Savings deposits	346,413	321,075
Time deposits	921,172	920,179
Total Deposits	2,013,688	1,985,217

Short-term borrowings	164,545	136,570
Long-term debt	21,897	48,069
Other liabilities	30,825	32,644
Total Liabilities	2,230,955	2,202,500

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued and outstanding at June 30, 2007 and December 31, 2006, less 1,562,095 and 1,009,095 shares in treasury, respectively	46,249	46,249
Capital surplus	103,422	104,043
Retained earnings	209,043	194,213
Cost of common stock in treasury	(55,284)	(33,669)
Accumulated other comprehensive (loss):
Unrealized loss on securities available-for-sale	(4,767)	(2,649)
Unrealized loss on derivative instruments	(1,210)	(210)
Underfunded pension liability	(2,670)	(2,670)
Total Accumulated Other Comprehensive (Loss)	(8,647)	(5,529)
Total Shareholders’ Equity	294,783	305,307
Total Liabilities and Shareholders’ Equity	$2,525,738	$2,507,807

See notes to consolidated financial statements.

Consolidated Statements of Income(Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$31,947	$30,451	$63,411	$60,014
Interest on investment securities:
Taxable	6,752	7,489	13,686	14,748
Tax-exempt	427	455	855	922
Interest on loans held for sale	-	200	-	200
Interest on deposits in depository institutions	113	415	230	566
Interest on federal funds sold	291	-	547	-
Total Interest Income	39,530	39,010	78,729	76,450

Interest Expense
Interest on deposits	13,077	10,520	25,788	19,721
Interest on short-term borrowings	1,694	1,326	3,207	2,452
Interest on long-term debt	425	1,239	957	2,499
Total Interest Expense	15,196	13,085	29,952	24,672
Net Interest Income	24,334	25,925	48,777	51,778
Provision for loan losses	1,600	675	2,500	1,675
Net Interest Income After Provision for Loan Losses	22,734	25,250	46,277	50,103

Non-interest Income
Investment securities gains	45	-	45	-
Service charges	11,426	10,903	21,489	20,764
Insurance commissions	832	521	1,844	1,135
Trust and investment management fee income	437	504	1,005	1,070
Bank owned life insurance	585	678	1,281	1,215
Gain on sale of credit card merchant agreements	-	-	1,500	-
Other income	364	857	877	1,667
Total Non-interest Income	13,689	13,463	28,041	25,851

Non-interest Expense
Salaries and employee benefits	8,912	8,764	17,969	17,396
Occupancy and equipment	1,525	1,624	3,162	3,223
Depreciation	1,109	1,071	2,179	2,121
Professional fees	385	571	788	966
Postage, delivery, and statement mailings	569	689	1,346	1,333
Advertising	880	755	1,732	1,529
Telecommunications	460	525	915	1,001
Bankcard expenses	597	458	1,115	1,001
Insurance and regulatory	383	381	768	769
Office supplies	442	372	897	754
Repossessed asset losses (gains), net of expenses	9	(129)	(5)	(125)
Loss on early extinguishment of debt	-	-	-	282
Other expenses	2,254	2,474	4,256	4,802
Total Non-interest Expense	17,525	17,555	35,122	35,052
Income Before Income Taxes	18,898	21,158	39,196	40,902
Income tax expense	6,576	7,397	13,643	14,275
Net Income	12,322	13,761	$25,553	$26,627

Basic earnings per common share	$0.72	$0.78	$1.48	$1.49
Diluted earnings per common share	$0.72	$0.77	$1.48	$1.49
Dividends declared per common share	$0.31	$0.28	$0.62	$0.56
Average common shares outstanding:
Basic	17,100	17,719	17,230	17,860
Diluted	17,158	17,772	17,292	17,917

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity(Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2007 and 2006
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2005	$46,249	$104,435	$160,747	$(11,278)	$(8,012)	$292,141
Comprehensive income:
Net income			26,627			26,627
Other comprehensive loss, net of deferred income taxes of $3,282:
Unrealized losses on available-for-sale securities of $6,518, net of taxes					(3,911)	(3,911)
Net unrealized loss on interest rate floors of $1,687, net of taxes					(1,012)	(1,012)
Total comprehensive income						21,704
Cash dividends declared ($0.56 per share)			(9,907)			(9,907)
Issuance of stock awards, net		(58)		245		187
Exercise of 32,007 stock options		(747)		1,172		425
Excess tax benefit on stock –basedcompensation		195				195
Purchase of 572,053 treasury shares				(20,625)		(20,625)
Balances at June 30, 2006	$46,249	$103,825	$177,467	$(30,486)	$(12,935)	$284,120

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2006	$46,249	$104,043	$194,213	$(33,669)	$(5,529)	$305,307
Comprehensive income:
Cumulative effect of adopting FIN 48			(125)			(125)
Net income			25,553			25,553
Other comprehensive loss, net of deferred income taxes of $2,079:
Unrealized losses on available-for-sale securities of $3,530, net of taxes					(2,118)	(2,118)
Net unrealized loss on interest rate floors of $1,667, net of taxes					(1,000)	(1,000)
Total comprehensive income						22,435
Cash dividends declared ($0.62 per share)			(10,598)			(10,598)
Issuance of stock awards, net		(483)		801		318
Exercise of 7,300 stock options		(141)		295		154
Excess tax benefit on stock-based compensation		3				3
Purchase of 580,200 treasury shares				(22,711)		(22,711)
Balances at June 30, 2007	$46,249	$103,422	$209,043	$(55,284)	$(8,647)	$294,783

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows(Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Six Months Ended June 30
	2007	2006

Operating Activities
Net income	$25,553	$26,627
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(1,027)	(1,453)
Provision for loan losses	2,500	1,675
Depreciation of premises and equipment	2,179	2,121
Deferred income tax (benefit) expense	(693)	1,010
Net periodic employee benefit cost	118	123
Loss on early extinguishment of debt	-	282
Gain on sale of credit card merchant agreements	(1,500)	-
Loss on disposal of premises and equipment	-	15
Realized investment securities (gains)	(45)	-
Proceeds from bank-owned life insurance	204	125
Increase in value of bank-owned life insurance	(1,281)	(1,214)
Decrease in accrued interest receivable	741	1,863
(Decrease) in other assets	(1,341)	(3,523)
(Decrease ) increase in other liabilities	(2,097)	820
Net Cash Provided by Operating Activities	23,311	28,471

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	5,707	909
Proceeds from sale of money market and mutual fund securities available-for-sale	533,960	500,250
Purchases of money market and mutual fund securities available-for-sale	(571,557)	(509,516)
Proceeds from sales of securities available-for-sale	1,034	3,223
Proceeds from maturities and calls of securities available-for-sale	53,322	39,320
Purchases of securities available-for-sale	(1,925)	(3,018)
Net (increase) in loans	(52,374)	(45,337)
Purchases of premises and equipment	(6,413)	(2,688)
Proceeds from sale of credit card merchant agreements	1,650	-
Net Cash Used in Investing Activities	(36,596)	(16,857)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	8,734	(30,869)
Net increase in interest-bearing deposits	19,737	75,016
Net increase (decrease) in short-term borrowings	1,941	(12,410)
Repayment of long-term debt	(106)	(2,731)
Redemption of trust preferred securities	-	(2,705)
Purchases of treasury stock	(22,711)	(20,625)
Exercise of stock options	154	425
Excess tax benefits from stock-based compensation arrangements	3	195
Dividends paid	(10,245)	(9,513)
Net Cash Used in Financing Activities	(2,493)	(3,217)
(Decrease) Increase in Cash and Cash Equivalents	(15,778)	8,397
Cash and cash equivalents at beginning of period	110,448	86,273
Cash and Cash Equivalents at End of Period	$94,670	$94,670

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2007. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements included in the Company’s 2006 Annual Report to Shareholders. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report of the Company.
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no impact on net income or shareholders’ equity.

Note B –Previously Securitized Loans
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

	As of and for the Six Months Ended		As of and for the Year Ended
	June 30,		December 31,
( in thousands)	2007	2006	2006

Previously Securitized Loans:
Total principal amount of loans outstanding	$28,375	$39,976	$33,334
Discount	(18,054)	(17,723)	(17,737)
Net book value	$10,321	$22,253	$15,597

Principal amount of loans between 30 and 89 days past due	$754	$866	$1,062
Principal amount of loans 90 days and above past due	45	277	48
Net credit recoveries during the period	1,916	2,552	4,124

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and six months ended June 30, 2007 and 2006, or for the year ending December 31, 2006.
As of June 30, 2007, the Company reported a book value of previously securitized loans of $10.3 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2007 was $28.4 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
For the three months ended June 30, 2007 and 2006, the Company recognized $1.9 million and $2.5 million, respectively, of interest income from its previously securitized loans.  During the first six months of 2007 and 2006, the Company recognized $3.6 million and $5.2 million, respectively, of interest income from its previously securitized loans.

Note C –Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of June 30, 2007, the Company has entered into eight interest rate floor contracts with a total notional amount of $600 million, seven of which (total notional amount of $500 million) are designated as cash flow hedges.  The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.
The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	June 30, 2007		December 31, 2006
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$2,410	$500,000	$4,239

The weighted-average strike rates for interest rate floors outstanding at June 30, 2007 range from 6.00% to 8.00%.

  Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense.  The Company recognized the decrease in market value of $1.0 million, net of taxes, in Other Comprehensive Income for the six months ending June 30, 2007 on these derivative instruments.

During the second quarter of 2006, the Company redesignated an interest rate floor contract with a total notional amount of $100 million that had previously been accounted for as a freestanding derivative.   This interest rate floor has no fair value at June 30, 2007, matures in 11 months and has a strike rate of 6.00%.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	June 30, 2007	December 31, 2006

Security repurchase agreements	$118,685	$115,675
Short-term FHLB advances	45,860	20,895
Total short-term borrowings	$164,545	$136,570

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt
The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	June 30, 2007	Weighted Average Interest Rate

FHLB Advances	2009	$3,391	6.00%
FHLB Advances	2010	1,000	5.98%
FHLB Advances	2011	670	4.47%
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a)	16,836	9.15%
Total long-term debt		$21,897

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

The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines.  In March 2005, the Federal Reserve Board issued a final rule that allows the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter limits.  Under ruling, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  The Company expects to continue to include all of its $16 million in trust preferred securities in Tier 1 capital.  The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:
	2007		2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	271,709	$30.51	318,132	$28.56
Granted	47,500	39.34	-	-
Exercised	(7,300)	21.17	(32,007)	13.30
Forfeited	(3,000)	34.45	-	-
Outstanding at June 30	308,909	$32.05	286,125	$30.27

Additional information regarding stock options outstanding and exercisable at June 30, 2007, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	16,800	$13.30	55	$421	16,800	$13.30	55	$421
$28.00 - $39.34	292,109	33.12	90	1,569	191,984	31.94	83	1,226
	308,909			$1,990	208,784			$1,647

Proceeds from stock option exercises totaled $0.2 million and $0.4 million during the six months ended June 30, 2007 and June 30, 2006, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2007 and June 30, 2006 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was $0.1 million and $0.8 million during the six months ended June 30, 2007 and June 30, 2006, respectively.
Stock-based compensation expense totaled $0.1 million for both the six months ended June 30, 2007 and June 30, 2006.  Unrecognized stock-based compensation expense related to stock options totaled $0.8 million at June 30, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.0 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2007:

Risk-free interest rate	4.38%
Expected dividend yield	3.15%
Volatility factor	39.06%
Expected life of option	5.8 years

No options were granted during the six months ended June 30, 2006.
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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $0.8 million at June 30, 2007. At June 30, 2007, this unrecognized expense is expected to be recognized over 4.1 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the six months ended June 30:

	2007		2006
	Options	Average Market Price at Grant	Options	Average Market Price at Grant

Outstanding at January 1	15,600		14,000
Granted	16,150	$39.53	1,700	$36.17
Forfeited/Vested	(1,266)		-
Outstanding at June 30	30,484		15,700

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for the six month periods ended June 30, 2007 and June 30, 2006.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made a contribution of $0.4 million and $0.1 million to the Defined Benefit Plan during the six months ended June 30, 2007 and June 30, 2006, respectively.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Components of net periodic cost:
Interest cost	$164	$213	$328	$341
Expected return on plan assets	(185)	(238)	(370)	(382)
Net amortization and deferral	80	102	160	164
Net Periodic Pension Cost	$59	$77	$118	$123

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

( in thousands)	June 30, 2007	December 31, 2006

Commitments to extend credit:
Home equity lines	$134,795	$140,479
Commercial real estate	39,587	48,489
Other commitments	143,863	131,428
Standby letters of credit	12,578	12,735
Commercial letters of credit	385	617

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Six months ended June 30,
(in thousands)	2007	2006

Net income	$25,553	$26,627

Unrealized security (losses) arising during the period	(3,530)	(6,518)
Reclassification adjustment for gains included in income	-	-
	(3,530)	(6,518)

Unrealized (losses) on interest rate floors	(1,667)	(1,687)
Other comprehensive income before income taxes	(5,197)	(8,205)
Tax effect	2,079	3,282
Total comprehensive income	$22,435	$21,704

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income	$12,322	$13,761	$25,553	$26,627

Average shares outstanding	17,100	17,719	17,230	17,860

Effect of dilutive securities:
Employee stock options	58	53	62	57

Shares for diluted earnings per share	17,158	17,772	17,292	17,917

Basic earnings per share	$0.72	$0.78	$1.48	$1.49
Diluted earnings per share	$0.72	$0.77	$1.48	$1.49

Options to purchase 47,500 shares of common stock at an exercise price of $39.34 and 43,750 shares of common stock at exercise prices between $36.25 and $36.90 per share were outstanding during the second quarter of 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J – Recent Accounting Pronouncements
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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements.  SFAS No. 157 does not expand the use of fair value to any new circumstances.  SFAS No. 157 is effective for fiscal years ending after November 15, 2007, and early application is encouraged.  The Company is currently evaluating SFAS No. 157 and has not determined the impact it will have on our financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) is applicable on an instrument by instrument basis, with certain exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008.    The Company is currently evaluating SFAS No. 159 and has not determined the impact it will have on our financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2006 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
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

Financial Summary
Six Months Ended June 30, 2007 vs. 2006
The Company reported consolidated net income of $25.5 million, or $1.48 per diluted common share, for the six months ended June 30, 2007, compared to $26.6 million, or $1.49 per diluted common share for the first six months of 2006. Return on average assets (“ROA”) was 2.02% and return on average equity (“ROE”) was 16.6% for the first six months of 2007, compared to 2.12% and 18.1%, respectively, for the first six months of 2006.
The Company’s net interest income for the first six months of 2007 decreased $3.0 million compared to the first six months of 2006 (see Net Interest Income). The Company recorded a provision for loan losses of $2.5 million for the first six months of 2007 while $1.7 million was recorded for the first six months of 2006 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $2.2 million from the six months ended June 30, 2006, to the six months ended June 30, 2007.  During the first six months of 2007, the Company recognized a gain of $1.5 million from the sale of its existing merchant processing agreements.
Three Months Ended June 30, 2007 vs. 2006
The Company reported consolidated net income of $12.3 million, or $0.72 per diluted common share, for the three months ended June 30, 2007, compared to $13.8 million, or $0.77 per diluted common share, for the second quarter of 2006.  Return on average assets (“ROA”) was 1.94% and return on average equity (“ROE”) was 16.1% for the second quarter of 2007, compared to 2.17% and 18.8% respectively, for the second quarter of 2006.
The Company’s net interest income for the second quarter of 2007 decreased $1.6 million compared to the second quarter of 2006 (see Net Interest Income).  The Company recorded a provision for loan losses of $1.6 million for the second quarter of 2007 while $0.7 was recorded for the second quarter or 2006 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.2 million from the quarter ended June 30, 2006, to the quarter ended June 30, 2007.  This increase was primarily due to an increase of $0.5 million, or 4.8%, in service charge revenues.  Non-interest expenses remained flat at $17.5 million.
Net Interest Income
Six Months Ended June 30, 2007 vs. 2006
The Company’s tax equivalent net interest income decreased $3.0 million, or 5.8%,  from the first six months of 2006 to the first six months of 2007 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities.  Compared to the first six months of 2006, interest income increased $2.2 million while interest expenses paid on interest bearing liabilities increased $5.3 million due to rate increases.
Interest income on earning assets increased by $2.2 million, driven primarily by an increase in interest income on loans of $3.4 million despite a decrease of $1.6 million in interest income from previously securitized loans from the first six months of 2006.  The decrease in interest income from previously securitized loans was related to the continued decline in the average balance of these loans of 50.9% from $26.0 million for the six months ended June 30, 2006, to $12.8 million for the six months ended June 30, 2007.  However, this reduction in average outstanding balances was partially mitigated as the yield on these loans rose from an average of 40.4% for the first six months of 2006 to 57.0% for the first six months of 2007 (see Previously Securitized Loans section for further discussion).  In addition, interest income from loans was impacted by the sale of the Company’s credit card portfolio during the third quarter of 2006, which resulted in a decrease of $1.0 million in interest income from the first six months of 2006.  Interest income on all other loans (commercial, loans to depository institutions, residential, home equity, and consumer) increased by $5.9 million as the average yield on these loans increased by 28 basis points and the average balance on outstanding loans increased by $104.7 million (excluding previously securitized loans and credit card loans).

These increases were more than offset by an increase in interest expense on interest bearing liabilities of $5.3 million due primarily to a 60 basis point increase in the rates paid on interest bearing deposits from the first six months of 2006.  In addition, increases in average outstanding deposit balances of $86.8 million, or 5.4%, increased interest expense by $1.4 million.  The increase in rates and balances was primarily associated with time deposits that experienced an increase of 78 basis points while outstanding time deposit balances grew $74.2 million as compared to the first six months of 2006.
The net interest margin was 4.36% for the six months ended June 30, 2007 as compared to 4.64% for the six months ended June 30, 2006.  The decline in the net interest margin can primarily be attributed to lower interest income from previously securitized loans and the sale of the retail credit card portfolio during the third quarter of 2006.  Excluding these items, the Company’s net interest margin decreased 16 basis points from 4.27% during the first six months of 2006 to 4.11% for the first six months of 2007.  This compression is due to increased rates paid on interest bearing liabilities, primarily time deposits.
Three Months Ended June 30, 2007 vs. 2006
The Company’s tax equivalent net interest income decreased $1.6 million, or 6.1%,  from the second quarter of 2006 to the second quarter of 2007 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities.  Compared to the second quarter of 2006, interest income increased $0.5 million while interest expenses paid on interest bearing liabilities increased $2.1 million due to rate increases.
Interest income on earning assets increased by $0.5 million, driven primarily by an increase in interest income on loans of $1.5 million, despite a decrease of $0.7 million in interest income from previously securitized loans from the second quarter of 2006.  The decrease in interest income from previously securitized loans was related to the continued decline in the average balance of these loans of 53.4% from $24.0 million for the quarter ended June 30, 2006, to $11.2 million for the quarter ended June 30, 2007.  However, this reduction in average outstanding balances was partially mitigated as the yield on these loans rose from an average of 41.9% for the second quarter of 2006 to 66.4% for the second quarter of 2007 (see Previously Securitized Loans section for further discussion). The yield for the first quarter of 2007 was 49.5%.  In addition, interest income from loans was impacted by the sale of the Company’s credit card portfolio during the third quarter of 2006, which resulted in a decrease of $0.5 million in interest income from the second quarter of 2006.  Interest income on all other loans (commercial, loans to depository institutions, residential, home equity, and consumer) increased by $2.6 million as the average yield on these loans increased by 18 basis points and the average balance on outstanding loans increased by $106.5 million (excluding previously securitized loans and credit card loans).
These increases were partially offset by an increase in interest expense on interest bearing liabilities of $2.5 million due primarily to a 44 basis point increase in the rates paid on interest bearing deposits from the second quarter of 2006.  In addition, increases in average outstanding deposit balances of $73 million, or 4.5%, increased interest expense by $0.6 million.  The increase in rates and balances was primarily associated with time deposits that experienced an increase of 66 basis points while outstanding time deposit balances grew $57 million as compared to the second quarter of 2006.

The net interest margin was 4.32% for the quarter ended June 30, 2007 as compared to 4.58% for the quarter ended June 30, 2006.  The decline in the net interest margin can partially be attributed to lower interest income from previously securitized loans and the sale of the retail credit card portfolio during the third quarter of 2006.  Excluding these items, the Company’s net interest margin decreased 18 basis points from 4.23% during the second quarter of 2006 to 4.05% for the second quarter of 2007.  This compression is due to an increase in the rates paid on total interest bearing liabilities, and reflects an increase in the cost of time deposits.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Six months ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$595,381	$17,872	6.05%	$594,954	$16,864	5.72%
Home equity	324,820	12,544	7.79	305,787	11,556	7.62
Commercial financial and agriculture	668,888	25,343	7.64	643,420	23,385	7.33
Loans to depository institutions	54,586	1,452	5.36	-	-	-
Installment loans to individuals	44,564	2,588	11.71	52,691	2,993	11.45
Previously securitized loans	12,784	3,612	56.98	26,037	5,217	40.41
Total loans	1,701,023	63,411	7.52	1,622,889	60,015	7.46
Securities:
Taxable	502,707	13,686	5.49	576,640	14,748	5.16
Tax-exempt (2)	40,286	1,315	6.58	43,843	1,418	6.52
Total securities	542,993	15,001	5.57	620,483	16,166	5.25
Loans held for sale	-	-	-	3,218	200	12.53
Deposits in depository institutions	11,623	230	3.99	24,490	566	4.66
Federal funds sold	20,812	547	5.30	-	-	-
Total interest-earning assets	2,276,451	79,189	7.01	2,271,080	76,947	6.83
Cash and due from banks	50,424			51,726
Bank premises and equipment	46,142			42,575
Other assets	169,455			169,162
Less: allowance for loan losses	(15,887)			(16,881)
Total assets	$2,526,585			$2,517,662

Liabilities
Interest-bearing demand deposits	$429,483	$2,641	1.24%	$441,474	$2,588	1.18%
Savings deposits	337,153	2,736	1.64	312,542	1,658	1.07
Time deposits	922,460	20,412	4.46	848,306	15,474	3.68
Short-term borrowings	154,328	3,207	4.19	156,431	2,452	3.16
Long-term debt	27,145	957	7.11	93,773	2,499	5.37
Total interest-bearing liabilities	1,870,569	29,953	3.23	1,852,526	24,671	2.69
Noninterest-bearing demand deposits	317,382			342,298
Other liabilities	30,678			28,544
Stockholders’ equity	307,956			294,294
Total liabilities and stockholders’ equity	$2,526,585			$2,517,662
Net interest income		$49,236			$52,276
Net yield on earning assets			4.36%			4.64%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Six months ended June 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$12	$995	$1,007
Home equity	719	269	988
Commercial, financial, and agriculture	926	1,032	1,958
Loans to depository institutions	1,452	-	1,452
Installment loans to individuals	(462)	57	(405)
Previously securitized loans	(2,655)	1,050	(1,605)
Total loans	(8)	3,403	3,395
Securities:
Taxable	(1,891)	829	(1,062)
Tax-exempt (1)	(115)	12	(103)
Total securities	(2,006)	841	(1,165)
Loans held for sale	(200)	-	(200)
Deposits in depository institutions	(297)	(39)	(336)
Federal funds sold	-	547	547
Total interest-earning assets	$(2,511)	$4,752	$2,241

Interest-bearing liabilities:
Demand deposits	$(70)	$123	$53
Savings deposits	131	947	1,078
Time deposits	1,353	3,585	4,938
Short-term borrowings	(33)	787	754
Long-term debt	(1,776)	234	(1,542)
Total interest-bearing liabilities	$(395)	$5,676	$5,281
Net Interest Income	$(2,116)	$(924)	$(3,040)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (3):
Residential real estate	$596,246	$9,017	6.07%	$596,758	$8,484	5.70%
Home equity	326,970	6,302	7.73	309,270	5,962	7.73
Commercial financial and agriculture	670,687	12,655	7.57	651,501	12,092	7.44
Loans to depository institutions	59,670	798	5.36	-	-	-
Installment loans to individuals	46,206	1,319	11.45	48,880	1,400	11.49
Previously securitized loans	11,210	1,856	66.41	24,045	2,513	41.92
Total loans	1,710,989	31,947	7.49	1,630,454	30,451	7.49
Securities:
Taxable	499,861	6,752	5.42	579,058	7,489	5.19
Tax-exempt (4)	40,160	658	6.57	43,388	700	6.47
Total securities	540,021	7,410	5.50	622,446	8,189	5.28
Loans held for sale	-	-	-	6,400	200	12.53
Deposits in depository institutions	10,227	113	4.43	33,986	416	4.91
Federal funds sold	22,077	291	5.29	-	-	-
Total interest-earning assets	2,283,314	39,761	6.98	2,293,286	39,256	6.87
Cash and due from banks	50,715			50,217
Bank premises and equipment	47,304			42,621
Other assets	169,860			170,273
Less: allowance for loan losses	(16,135)			(16,911)
Total assets	$2,535,058			$2,539,486

Liabilities
Interest-bearing demand deposits	$428,772	$1,310	1.23%	$438,851	$1,329	1.21%
Savings deposits	344,204	1,429	1.67	318,702	926	1.17
Time deposits	922,978	10,338	4.49	865,554	8,265	3.83
Short-term borrowings	162,115	1,694	4.19	161,082	1,326	3.30
Long-term debt	21,915	425	7.78	92,267	1,239	5.39
Total interest-bearing liabilities	1,879,984	15,196	3.24	1,876,456	13,085	2.80
Noninterest-bearing demand deposits	318,041			342,115
Other liabilities	30,109			28,526
Stockholders’ equity	306,924			292,389
Total liabilities and stockholders’ equity	$2,535,058			$2,539,486
Net interest income		$24,565			$26,171
Net yield on earning assets			4.32%			4.58%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended June 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(7)	$540	$533
Home equity	341	(1)	340
Commercial, financial, and agriculture	356	206	562
Loans to depository institutions	798	-	798
Installment loans to individuals	(77)	(4)	(81)
Previously securitized loans	(1,341)	684	(657)
Total loans	70	1,425	1,495
Securities:
Taxable	(1,024)	287	(737)
Tax-exempt (1)	(52)	10	(42)
Total securities	(1,076)	297	(779)
Loans held for sale	(200)	-	(200)
Deposits in depository institutions	(291)	(11)	(302)
Federal funds sold	-	291	291
Total interest-earning assets	$(1,497)	$2,002	$505

Interest-bearing liabilities:
Demand deposits	$(31)	$12	$(19)
Savings deposits	74	429	503
Time deposits	548	1,525	2,073
Short-term borrowings	9	358	367
Long-term debt	(945)	131	(814)
Total interest-bearing liabilities	$(345)	$2,455	$2,110
Net Interest Income	$(1,152)	$(453)	$(1,605)

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $2.5 million in the first six months of 2007 and $1.7 million in the first six months of 2006.  The Company’s 2007 provision reflects the difficulties encountered by one of the Company’s borrowers (which has been engaged in residential construction of several properties) and the downgrade of five related credits.  While the downgrade of this credit relationship unfavorably impacted the provision and resulted in an increase in nonaccrual loans of $5.0 million, total past due loans have declined 15.3% from $9.9 million at December 31, 2006 to $8.3 million at June 30, 2007.  Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with changes in credit quality and growth and changes in the composition and quality of the Company’s loan portfolio.
The Company had net charge-offs of $1.3 million for the first six months of 2007, with depository accounts representing $0.9 million (or approximately 68.0%) of this total. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown.  Net charge-offs on residential loans were $0.5 million, while commercial and installment loans experienced no net charge-offs for the six months ended June 30, 2007.  The Company has experienced annualized net charge-offs related to loans (excluding overdrafts) of 0.05% for 2007 year to date compared with 0.11% for 2006 and 0.22% for 2005.  The trend in net charge-offs is attributable to declines in balances of loans originated prior to 2002 (including loans acquired as part of the Classic Bancshares acquisition).  At June 30, 2007, balances of loans written subsequent to 2002 comprise approximately 75% of total loan balances.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 0.44% at March 31, 2007 to 0.71% at June 30, 2007 as a result of the downgrade of the credit relationship discussed earlier.  Our ratio of non-performing assets to total loans continues to compare favorably to that of our peer group (bank holding companies with total assets between $1 and $5 billion), which reported average non-performing assets as a percentage of loans and other real estate owned of 0.80% for the most recently reported quarter ended March 31, 2007.  The composition of the Company’s loan portfolio, which is weighted more heavily toward residential mortgage loans and less towards non-real estate secured commercial loans than that of our peers, has allowed us to maintain a lower allowance in comparison to peers.  In addition, the sale of the Company’s credit card portfolio resulted in a reduction of the allowance of $1.4 million during 2006.  As a result, the Company’s ALLL as a percentage of loans outstanding is 0.96% at June 30, 2007.  The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The allowance allocated to the commercial loan portfolio (see Table Five) increased $1.8 million, or 21.0%, from $8.3 million at December 31, 2006 to $10.1 million at June 30, 2007.  This increase was attributable to recent trends in the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Five) remained consistent at $4.0 million at December 31, 2006 and June 30, 2007.
The allowance allocated to the consumer loan portfolio (see Table Five) decreased $0.4 million, or 49.6%, from $0.8 million at December 31, 2006 to $0.4 million at June 30, 2007.  This decrease was attributable to changes in loss experience during the six months ended June 30, 2007.
The allowance allocated to overdraft deposit accounts (see Table Five) declined $0.2 million, or 6.3%, from $2.3 million at December 31, 2006 to $2.1 million at June 30, 2007. This decline was attributable to a slight decline in the loss experience attributable to these balances.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2007, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.  The Company believes that its methodology for determining its allowance for loan losses adequately provides for probable losses inherent in the loan portfolio at June 30, 2007.

Table Five
Analysis of the Allowance for Loan Losses
	Six months ended June 30,		Year ended December 31,
(in thousands)	2007	2006	2006

Balance at beginning of period	$15,405	$16,790	$16,790

Reduction of allowance for loans sold	-	(1,368)	(1,368)

Charge-offs:
Commercial, financial, and agricultural	(155)	(228)	(1,279)
Real estate-mortgage	(563)	(528)	(935)
Installment loans to individuals	(144)	(607)	(898)
Overdraft deposit accounts	(1,816)	(1,913)	(3,823)
Total charge-offs	(2,678)	(3,276)	(6,935)

Recoveries:
Commercial, financial, and agricultural	189	65	210
Real estate-mortgage	30	161	575
Installment loans to individuals	230	349	598
Overdraft deposit accounts	940	872	1,734
Total recoveries	1,389	1,447	3,117
Net charge-offs	(1,289)	(1,829)	(3,818)
Provision for loan losses	2,500	1,675	3,801
Balance at end of period	$16,616	$15,268	$15,405

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.15)%	(0.22)%	(0.23)%
Provision for loan losses (annualized)	0.29%	0.21%	0.23%
As a Percent of Non-Performing Loans:
Allowance for loan losses	145.11%	408.02%	384.93%

Table Six
Non-Performing Assets
	As of June 30,		As of December 31,
(in thousands)	2007	2006	2006

Non-accrual loans	$11,194	$3,046	$3,319
Accruing loans past due 90 days or more	212	573	635
Previously securitized loans past due 90 days or more	45	123	48
Total non-performing loans	11,451	3,742	4,002
Other real estate, excluding property associated with previously securitized loans	624	294	161
Other real estate associated with previously securitized loans	231	92	20
Total other real estate owned	855	386	181
Total non-performing assets	$12,306	$4,128	$4,183

Table Seven
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(in thousands)	2007	2006	2006

Commercial, financial and agricultural	$10,082	$7,533	$8,330
Real estate-mortgage	3,982	4,084	3,981
Installment loans to individuals	404	1,182	801
Overdraft deposit accounts	2,148	2,469	2,293
Allowance for Loan Losses	$16,616	$15,268	$15,405

Previously Securitized Loans
As of June 30, 2007, the Company reported a carrying value of previously securitized loans of $10.3 million, while the actual outstanding contractual balance of these loans was $28.4 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the six months ended June 30, 2007 and for the year ended December 31, 2006, the Company has experienced net recoveries on these loans primarily due to increased collection efforts and the elimination of external servicing fees as a result of the Company assuming servicing of the loans.  Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first six months of 2007 and 2006, the Company recognized $3.6 million and $5.2 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three and six months ended June 30, 2007 and 2006 are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Principal receipts	$3,313	$3,474	$6,856	$7,804
Interest income receipts	979	1,440	2,088	3,003
Total cash receipts	$4,292	$4,914	$8,944	$10,807

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Estimated Balance:

December 31, 2007	$9 million
December 31, 2008	6 million
December 31, 2009	5 million
December 31, 2010	4 million

Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2007 vs. 2006
Non-Interest Income: Net of the gain from the sale of the Company’s merchant credit card agreements and investment gains, non-interest income increased $0.6 million to $26.5 million in the first six months of 2007 as compared to $25.9 million in the first six months of 2006.  The largest source of non-interest income is from service charges on depository accounts, which increased $0.7 million, or 3.5%, from $20.8 million during the first six months of 2006 to $21.5 million during the first six months of 2007.  Insurance commission revenues increased $0.7 million, or 62.5%, due in part to additional staffing to provide worker’s compensation insurance to West Virginia businesses.  Partially off-setting these increases was a decrease in other income of $0.8 million due to lower credit card fee income as a result of the sale of the retail credit card portfolio during the third quarter of 2006 and the sale of the merchant credit card portfolio during the first quarter of 2007.
Non-Interest Expense: Non-interest expenses remained flat at $35.1 million in the first six months of 2006 and 2007.  Salaries and employee benefits increased $0.6 million, or 3.3%, from the first six months of 2006 due in part to additional staffing for new retail locations and insurance personnel to support the introduction of worker’s compensation insurance.  This increase was essentially offset by a $0.5 million decrease in other expenses due to the sales of the retail and merchant card portfolios.
Three Months Ended June 30, 2007 vs. 2006
Non-Interest Income: Net of investment securities gains, non-interest income increased $0.2 million, or 1.3%, to $13.6 million in the second quarter of 2007 as compared to $13.4 million in the second quarter of 2006.  The largest source of non-interest income is service charges from depository accounts, which increased $0.5 million, or 4.8%, from $10.9 million during the second quarter of 2006 to $11.4 million during the second quarter of 2007. Insurance commission revenues increased $0.3 million, or 59.7%, due to additional staffing to provide worker’s compensation insurance to West Virginia businesses and to bolster the Company’s team of insurance agents focused on selling directly to retail customers.  Partially off-setting these increases was a decrease in other income of $0.5 million due to lower credit card fee income as a result of the sale of the retail credit card portfolio during the third quarter of 2006 and the sale of the merchant credit card processing agreements during the first quarter of 2007.
Non-Interest Expense: Non-interest expenses remained flat at $17.5 million for both the second quarter of 2006 and the second quarter of 2007.  Salaries and employee benefits increased $0.2 million, or 1.7%, from the second quarter of 2006 due to additional staffing while bankcard expenses increased $0.1 million, or 30.3%, due to increased usage by customers.  These increases were essentially offset by decreases in other expenses of $0.2 million, or 8.9%, due to the sales of the retail and merchant credit card portfolios and a decrease of $0.2 million, or 32.6%, in professional fees that was attributable to lower legal and consulting expenses.

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
The Company has entered into interest rate floors with a total notional value of $600 million at June 30, 2007, with terms of 3, 4, and 5 years to facilitate the management of its short-term interest rate risk.  These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans.  Please refer to Note C on pages 9 - 10 for further discussion of the use and accounting for such derivative instruments.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2007:
+300	8.25%	+5.6%	+1.5%
+200	7.25	+3.7	+1.5
+100	6.25	+1.6	+0.8
-100	4.25	(2.1)	(3.0)
-200	3.25	(4.2)	(6.8)

December 31, 2006:
+300	8.25%	+5.2%	+4.2%
+200	7.25	+4.3	+0.2
+100	6.25	+1.6	+0.4
-100	4.25	(2.3)	(2.5)
-200	3.25	(5.2)	(5.1)

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2007 and beyond.  The results above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.  Based upon the current level of interest rates in the general economy, the Company believes that its net interest margin will continue to compress through 2007.

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
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $1.5 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.0 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2007.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of June 30, 2007, the Parent Company reported a cash balance of $33.7 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2007, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2007, City National has the capacity to borrow an additional $122.2 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Also, City National maintains a significant percentage (91.6%, or $453.7 million at June 30, 2007) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 67.9% as of June 30, 2007 and deposit balances fund 79.7% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $495.4 million at June 30, 2007, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $217.3 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.3% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $23.3 million of cash from operating activities during the first six months of 2007, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $36.6 million of cash in investing activities during the first six months of 2007 primarily for the purchase of money market and mutual fund securities, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company used $2.5 million of cash in financing activities during the first six months of 2007, primarily for the purchase of treasury stock of $22.7 million and cash dividends paid to the Company’s common stockholders of $10.2 million, which were partially offset by an increase of $28.5 million in non-interest and interest bearing deposits.
Capital Resources
During the first six months of 2007, Shareholders’ Equity decreased $10.5 million, or 3.4%, from $305.3 million at December 31, 2006 to $294.8 million at June 30, 2007.  This decrease was primarily due to common stock purchases of $22.7 million and dividends declared during the year of $10.6 million which were partially offset by reported net income of $25.6.
During December 2006, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 5% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 580,200 shares were repurchased during the first six months of 2007 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of June 30, 2007, the Company may repurchase an additional 385,800 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2007	2006
City Holding:
Total	8.0%	10.0%	16.1%	16.2%
Tier I Risk-based	4.0	6.0	15.2	15.3
Tier I Leverage	4.0	5.0	10.5	10.8
City National:
Total	8.0%	10.0%	13.5%	13.4%
Tier I Risk-based	4.0	6.0	12.6	12.5
Tier I Leverage	4.0	5.0	8.7	8.8

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

	April 1 – April 30, 2007	68,000	$39.56	68,000	623,700

	May 1 – May 31, 2007	111,200	$38.54	111,200	512,500

	June 1 – June 30, 2007	126,700	$38.10	126,700	385,800

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

The Company held its Annual Meeting of Shareholders on April 25, 2007 at which time shareholders were asked to consider the following two proposals, which were more fully described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2007:

	1. To elect one Class I director to serve for a term of two years and five Class II directors to serve for a term of three years.
	2. To ratify the Board of Directors’ appointment of Ernst & Young LLP as independent registered public accounting firm for City Holding Company for 2007.

	The vote tabulation was as follows:

	1. Election of one Class I director and five Class II directors to the Board of Directors:

	Director Nominee	Votes For	Votes Withheld

	John R. Elliot	14,264,147	177,649
	Oshel B. Craigo	9,605,496	4,836,300
	William H. File III	14,227,831	213,965
	Tracy W. Hylton II	14,157,160	248,636
	C. Dallas Kayser	14,193,196	248,600
	Sharon H. Rowe	14,226,810	214,986

	There were no broker non-votes in the election of directors.

	2. Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent registered public accounting firm for City Holding Company for 2007:

	Votes For	Against	Abstentions

	14,260,168	132,147	49,481

	There were no broker non-votes in the ratification of independent registered public accounting firm.

Item 5.	Other Information			None.
Item 6.	Exhibits
	(a) Exhibits:
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: August 7, 2007