Form 10-Q
period 2007-09-30
CITY HOLDING CO
filed 2007-11-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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

Common stock, $2.50 Par Value – 16,428,928 shares as of November 2, 2007.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	September 30	December 31
	2007	2006
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$55,695	$58,014
Interest-bearing deposits in depository institutions	17,248	27,434
Federal funds sold	20,000	25,000
Cash and Cash Equivalents	92,943	110,448

Investment securities available for sale, at fair value	434,053	472,398
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2007 and December 31, 2006 - $37,940 and $49,955)	35,935	47,500
Total Investment Securities	469,988	519,898

Gross loans	1,719,776	1,677,469
Allowance for loan losses	(16,980)	(15,405)
Net Loans	1,702,796	1,662,064

Bank owned life insurance	56,868	55,195
Premises and equipment	51,561	44,689
Accrued interest receivable	12,255	12,337
Net deferred tax asset	23,369	23,652
Intangible assets	58,328	58,857
Other assets	23,740	20,667
Total Assets	$2,491,848	$2,507,807
Liabilities
Deposits:
Noninterest-bearing	$299,819	$321,038
Interest-bearing:
Demand deposits	412,479	422,925
Savings deposits	347,810	321,075
Time deposits	922,567	920,179
Total Deposits	1,982,675	1,985,217

Short-term borrowings	165,787	136,570
Long-term debt	21,853	48,069
Other liabilities	29,813	32,644
Total Liabilities	2,200,128	2,202,500

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2007 and December 31, 2006, less 1,995,895 and 1,009,095 shares in treasury, respectively	46,249	46,249
Capital surplus	103,475	104,043
Retained earnings	216,652	194,213
Cost of common stock in treasury	(70,260)	(33,669)
Accumulated other comprehensive (loss):
Unrealized loss on securities available-for-sale	(2,566)	(2,649)
Unrealized gain (loss) on derivative instruments	840	(210)
Underfunded pension liability	(2,670)	(2,670)
Total Accumulated Other Comprehensive (Loss)	(4,396)	(5,529)
Total Shareholders’ Equity	291,720	305,307
Total Liabilities and Shareholders’ Equity	$2,491,848	$2,507,807

See notes to consolidated financial statements.

Consolidated Statements of Income(Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$32,721	$31,774	$96,131	$91,788
Interest on investment securities:
Taxable	6,024	6,870	19,709	21,618
Tax-exempt	415	437	1,270	1,359
Interest on loans held for sale	-	122	-	322
Interest on deposits in depository institutions	171	452	401	1,018
Interest on federal funds sold	266	92	815	92
Total Interest Income	39,597	39,747	118,326	116,197

Interest Expense
Interest on deposits	13,190	11,782	38,978	31,503
Interest on short-term borrowings	1,758	1,343	4,965	3,795
Interest on long-term debt	426	1,108	1,383	3,607
Total Interest Expense	15,374	14,233	45,326	38,905
Net Interest Income	24,223	25,514	73,000	77,292
Provision for loan losses	1,200	1,225	3,700	2,900
Net Interest Income After Provision for Loan Losses	23,023	24,289	69,300	74,392

Non-interest Income
Investment securities (losses) gains	(1)	(2,067)	45	(2,067)
Service charges	11,192	10,833	32,681	31,597
Insurance commissions	1,127	526	2,971	1,661
Trust and investment management fee income	523	572	1,529	1,642
Bank owned life insurance	596	561	1,877	1,776
Gain on sale of retail credit card portfolio and merchant agreements	-	3,563	1,500	3,563
Other income	377	778	1,252	2,445
Total Non-interest Income	13,814	14,766	41,855	40,617

Non-interest Expense
Salaries and employee benefits	9,307	8,733	27,275	26,129
Occupancy and equipment	1,600	1,602	4,762	4,825
Depreciation	1,160	1,061	3,339	3,182
Professional fees	416	379	1,204	1,345
Postage, delivery, and statement mailings	641	765	1,988	2,098
Advertising	801	810	2,533	2,339
Telecommunications	438	498	1,352	1,499
Bankcard expenses	623	485	1,737	1,486
Insurance and regulatory	364	384	1,132	1,153
Office supplies	472	417	1,369	1,171
Repossessed asset (gains) losses, net of expenses	(47)	20	(52)	(105)
Loss on early extinguishment of debt	-	379	-	661
Other expenses	2,256	2,600	6,514	7,402
Total Non-interest Expense	18,031	18,133	53,153	53,185
Income Before Income Taxes	18,806	20,922	58,002	61,824
Income tax expense	6,092	7,302	19,735	21,577
Net Income	12,714	13,620	$38,267	$40,247

Basic earnings per common share	$0.76	$0.78	$2.24	$2.27
Diluted earnings per common share	$0.76	$0.77	$2.24	$2.26
Dividends declared per common share	$0.31	$0.28	$0.93	$0.84
Average common shares outstanding:
Basic	16,714	17,557	17,057	17,759
Diluted	16,767	17,619	17,116	17,817

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity(Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2007 and 2006
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2005	$46,249	$104,435	$160,747	$(11,278)	$(8,012)	$292,141
Comprehensive income:
Net income			40,247			40,247
Other comprehensive gain, net of deferred income taxes of $487:
Unrealized gains on available-for-sale securities of $462, net of taxes and reclassification adjustment for losses included in net income of $2,067					277	277
Net unrealized gain on interest rate floors of $755					453	453
Total comprehensive income						40,977
Cash dividends declared ($0.84 per share)			(14,823)			(14,823)
Issuance of stock awards, net		227		244		471
Exercise of 39,935 stock options		(802)		1,455		653
Excess tax benefit on stock–based compensation		222				222
Purchase of 590,053 treasury shares				(21,314)		(21,314)
Balances at September 30, 2006	$46,249	$104,082	$186,171	$(30,893)	$(7,282)	$298,327

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2006	$46,249	$104,043	$194,213	$(33,669)	$(5,529)	$305,307
Comprehensive income:
Cumulative effect of adopting FIN 48			(125)			(125)
Net income			38,267			38,267
Other comprehensive loss, net of deferred income taxes of $755:
Unrealized losses on available-for-sale securities of $138, net of taxes					83	83
Net unrealized gain on interest rate floors of $1,750, net of taxes					1,050	1,050
Total comprehensive income						39,400
Cash dividends declared ($0.93 per share)			(15,703)			(15,703)
Issuance of stock awards, net		(430)		802		372
Exercise of 7,300 stock options		(141)		295		154
Excess tax benefit on stock -based compensation		3				3
Purchase of 1,017,000 treasury shares				(37,688)		(37,688)
Balances at September 30, 2007	$46,249	$103,475	$216,652	$(70,260)	$(4,396)	$291,720

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows(Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Nine Months Ended September 30
	2007	2006

Operating Activities
Net income	$38,267	$40,247
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(1,754)	(2,059)
Provision for loan losses	3,700	2,900
Depreciation of premises and equipment	3,339	3,182
Deferred income tax (benefit) expense	(472)	1,027
Net periodic employee benefit cost	177	184
Gain on sale of credit card merchant agreements	(1,500)	-
Gain on sale of retail credit card portfolio	-	(3,563)
Loss on disposal of premises and equipment	-	15
Loss on repurchase of trust preferred securities	-	661
Realized investment securities (gains) losses	(45)	2,067
Proceeds from bank-owned life insurance	205	126
Increase in value of bank-owned life insurance	(1,878)	(1,776)
Decrease in accrued interest receivable	82	200
(Decrease) in other assets	(1,658)	(8,374)
(Decrease ) increase in other liabilities	(2,980)	5,400
Net Cash Provided by Operating Activities	35,483	40,237

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	11,458	1,437
Proceeds from sale of money market and mutual fund securities available-for-sale	753,770	757,150
Purchases of money market and mutual fund securities available-for-sale	(775,703)	(754,842)
Proceeds from sales of securities available-for-sale	1,811	33,219
Proceeds from maturities and calls of securities available-for-sale	70,218	57,673
Purchases of securities available-for-sale	(12,085)	(11,604)
Net (increase) in loans	(41,388)	(95,150)
Sales of premises and equipment	15	-
Purchases of premises and equipment	(10,226)	(4,200)
Proceeds from sale of credit card merchant agreements	1,650	-
Proceeds from sale of retail credit card portfolio	-	13,920
Net Cash Used in Investing Activities	(480)	(2,397)

Financing Activities
Net (decrease) in noninterest-bearing deposits	(21,219)	(40,189)
Net increase in interest-bearing deposits	18,677	91,691
Net increase (decrease) in short-term borrowings	3,184	(19,016)
Repayment of long-term debt	(135)	(12,991)
Redemption of trust preferred securities	-	(6,477)
Purchases of treasury stock	(37,688)	(21,314)
Exercise of stock options	154	653
Excess tax benefits from stock-based compensation arrangements	3	222
Dividends paid	(15,484)	(14,432)
Net Cash Used in Financing Activities	(52,508)	(21,853)
(Decrease) Increase in Cash and Cash Equivalents	(17,505)	15,987
Cash and cash equivalents at beginning of period	110,448	86,273
Cash and Cash Equivalents at End of Period	$92,943	$102,260

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2007. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no impact on net income or shareholders’ equity.

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

	As of and for the Nine Months Ended		As of and for the Year Ended
	September 30,		December 31,
( in thousands)	2007	2006	2006

Previously Securitized Loans:
Total principal amount of loans outstanding	$25,947	$36,291	$33,334
Discount	(17,630)	(17,771)	(17,737)
Net book value	$8,317	$18,520	$15,597

Principal amount of loans between 30 and 89 days past due	$865	$827	$1,062
Principal amount of loans 90 days and above past due	176	387	48
Net credit recoveries during the period	2,506	3,817	4,124

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and nine months ended September 30, 2007 and 2006, or for the year ending December 31, 2006.
As of September 30, 2007, the Company reported a book value of previously securitized loans of $8.3 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2007 was $25.9 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
For the three months ended September 30, 2007 and 2006, the Company recognized $1.9 million and $2.2 million, respectively, of interest income from its previously securitized loans.  During the first nine months of 2007 and 2006, the Company recognized $5.5 million and $7.4 million, respectively, of interest income from its previously securitized loans.

Note C –Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of September 30, 2007, the Company has entered into eight interest rate floor contracts with a total notional amount of $600 million, seven of which (total notional amount of $500 million) are designated as cash flow hedges.  The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.
The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	September 30, 2007		December 31, 2006
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$5,654	$500,000	$4,239

The weighted-average strike rates for interest rate floors outstanding at September 30, 2007 range from 6.00% to 8.00%.

  Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense.  The Company recognized the increase in market value of $1.1 million, net of taxes, in Other Comprehensive Income for the nine months ended September 30, 2007 on these derivative instruments.

During the second quarter of 2006, the Company redesignated an interest rate floor contract with a total notional amount of $100 million that had previously been accounted for as a freestanding derivative.   This interest rate floor has no fair value at September 30, 2007, matures in 8 months and has a strike rate of 6.00%.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2007	December 31, 2006

Security repurchase agreements	$120,120	$115,675
Short-term FHLB advances	45,667	20,895
Total short-term borrowings	$165,787	$136,570

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt
The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	September 30, 2007	Weighted Average Interest Rate

FHLB Advances	2008	$304	7.03%
FHLB Advances	2009	3,063	5.92%
FHLB Advances	2010	1,000	5.98%
FHLB Advances	2011	650	4.47%
Junior subordinated debentures owed to City Holding Capital Trust	2028 (a)	16,836	9.15%
Total long-term debt		$21,853

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2007		2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	271,709	$30.51	318,132	$28.56
Granted	47,500	39.34	-	-
Exercised	(7,300)	21.17	(39,935)	16.36
Forfeited	(3,000)	34.45	-	-
Outstanding at September 30	308,909	$32.05	278,197	$30.32

Additional information regarding stock options outstanding and exercisable at September 30, 2007, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	16,800	$13.30	52	$388	16,800	$13.30	52	$388
$28.00 - $39.34	292,109	33.12	87	1,119	191,984	31.94	80	878
	308,909			$1,507	208,784			$1,266

Proceeds from stock option exercises totaled $0.2 million and $0.7 million during the nine months ended September 30, 2007 and September 30, 2006, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2007 and September 30, 2006 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was $0.1 million and $0.8 million during the nine months ended September 30, 2007 and September 30, 2006, respectively.
Stock-based compensation expense totaled $0.2 million for both the nine months ended September 30, 2007 and September 30, 2006.  Unrecognized stock-based compensation expense related to stock options totaled $0.7 million at September 30, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.9 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2007:

Risk-free interest rate	4.38%
Expected dividend yield	3.15%
Volatility factor	39.06%
Expected life of option	5.8 years

No options were granted during the nine months ended September 30, 2006.
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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $0.8 million at September 30, 2007. At September 30, 2007, this unrecognized expense is expected to be recognized over 3.9 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the nine months ended September 30:

	2007		2006
	Options	Average Market Price at Grant	Options	Average Market Price at Grant

Outstanding at January 1	15,600		14,000
Granted	17,150	$39.16	2,200	$36.24
Forfeited/Vested	(1,266)		(600)
Outstanding at September 30	31,484		15,600

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.5 million for the nine month periods ended September 30, 2007 and September 30, 2006.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $1.3 million and $0.1 million to the Defined Benefit Plan during the nine months ended September 30, 2007 and September 30, 2006, respectively.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Components of net periodic cost:
Interest cost	$164	$162	$492	$503
Expected return on plan assets	(185)	(180)	(555)	(561)
Net amortization and deferral	80	79	240	242
Net Periodic Pension Cost	$59	$61	$177	$184

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

( in thousands)	September 30, 2007	December 31, 2006

Commitments to extend credit:
Home equity lines	$131,875	$140,479
Commercial real estate	50,380	48,489
Other commitments	163,644	131,428
Standby letters of credit	15,720	12,735
Commercial letters of credit	315	617

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Nine months ended September 30,
(in thousands)	2007	2006

Net income	$38,267	$40,247

Unrealized security gains arising during the period	138	(1,605)
Reclassification adjustment for gains included in income	-	2,067
	138	462

Unrealized gains on interest rate floors	1,750	755
Other comprehensive income before income taxes	1,888	1,217
Tax effect	(755)	(487)
Total comprehensive income	$39,400	$40,977

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income	$12,714	$13,620	$38,267	$40,247

Average shares outstanding	16,714	17,557	17,057	17,759

Effect of dilutive securities:
Employee stock options	53	62	59	58

Shares for diluted earnings per share	16,767	17,619	17,116	17,817

Basic earnings per share	$0.76	$0.78	$2.24	$2.27
Diluted earnings per share	$0.76	$0.77	$2.24	$2.26

    Options to purchase 89,750 shares of common stock at exercise prices between $36.25 and $39.34 per share were outstanding during the third quarter of 2007, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2006.

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

Financial Summary
Nine Months Ended September 30, 2007 vs. 2006
The Company reported consolidated net income of $38.3 million, or $2.24 per diluted common share, for the nine months ended September 30, 2007, compared to $40.2 million, or $2.26 per diluted common share for the first nine months of 2006. Return on average assets (“ROA”) was 2.03% and return on average equity (“ROE”) was 16.8% for the first nine months of 2007, compared to 2.13% and 18.3%, respectively, for the first nine months of 2006.
The Company’s net interest income for the first nine months of 2007 decreased $4.3 million compared to the first nine months of 2006 (see Net Interest Income). The Company recorded a provision for loan losses of $3.7 million for the first nine months of 2007 while $2.9 million was recorded for the first nine months of 2006 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $1.2 million from the nine months ended September 30, 2006, to the nine months ended September 30, 2007.  During the first nine months of 2007, the Company recognized a gain of $1.5 million from the sale of its existing merchant processing agreements.  During the first nine months of 2006, the Company recognized a gain of $3.6 million from the sale of its retail credit card portfolio and recognized $2.1 million investment loss as a result of repositioning its Balance Sheet in response to the sale of its retail credit card portfolio (see Non-Interest Income).
Three Months Ended September 30, 2007 vs. 2006
The Company reported consolidated net income of $12.7 million, or $0.76 per diluted common share, for the three months ended September 30, 2007, compared to $13.6 million, or $0.77 per diluted common share, for the third quarter of 2006.  Return on average assets (“ROA”) was 2.03% and return on average equity (“ROE”) was 17.2% for the third quarter of 2007, compared to 2.17% and 18.6% respectively, for the third quarter of 2006.
The Company’s net interest income for the third quarter of 2007 decreased $1.3 million compared to the third quarter of 2006 (see Net Interest Income).  The Company recorded a provision for loan losses of $1.2 million for the third quarter of 2007 and for the third quarter or 2006 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income decreased $1.0 million from the quarter ended September 30, 2006, to the quarter ended September 30, 2007. During the third quarter of 2006, the Company recognized a gain of $3.6 million from the sale of its retail credit card portfolio and recognized a $2.1 million investment loss as a result of repositioning its Balance Sheet in response to the sale of its retail credit card portfolio (see Non-Interest Income).
Net Interest Income
Nine Months Ended September 30, 2007 vs. 2006
The Company’s tax equivalent net interest income decreased $4.3 million, or 5.6%, from the first nine months of 2006 to the first nine months of 2007 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities.  Compared to the first nine months of 2006, interest income increased $2.1 million while interest expenses paid on interest bearing liabilities decreased $6.4 million due to long-term debt.

Interest income on earning assets increased by $2.1 million, and was primarily attributable to an increase in interest income on loans of $4.3 million despite a decrease of $1.9 million in interest income from previously securitized loans from the first nine months of 2006.  The decrease in interest income from previously securitized loans was related to the continued decline in the average balance of these loans of 51.9% from $24.1 million for the nine months ended September 30, 2006, to $11.6 million for the nine months ended September 30, 2007.  However, this reduction in average outstanding balances was partially mitigated as the yield on these loans rose from an average of 41.2% for the first nine months of 2006 to 63.9% for the first nine months of 2007 (see Previously Securitized Loans section for further discussion).  In addition, interest income from loans was impacted by the sale of the Company’s retail credit card portfolio during the third quarter of 2006, which resulted in a decrease of $1.1 million in interest income from the first nine months of 2006.  Interest income on all other loans (commercial, loans to depository institutions, residential, home equity, and consumer) increased by $7.3 million as the average yield on these loans increased by 19 basis points and the average balance on outstanding loans increased by $94.7 million (excluding previously securitized loans and credit card loans).
These increases were more than offset by an increase in interest expense on interest bearing liabilities of $6.4 million due primarily to a 48 basis point increase in the rates paid on interest bearing deposits from the first nine months of 2006.  In addition, increases in average outstanding deposit balances of $72.1 million, or 4.5%, increased interest expense by $1.8 million.  The increase in rates and balances was primarily associated with time deposits that experienced an increase of 65 basis points while outstanding time deposit balances grew $58.0 million as compared to the first nine months of 2006.
The net interest margin was 4.35% for the nine months ended September 30, 2007 as compared to 4.60% for the nine months ended September 30, 2006.  The decline in the net interest margin can primarily be attributed to lower interest income from previously securitized loans and the sale of the retail credit card portfolio during the third quarter of 2006.  Excluding these items, the Company’s net interest margin decreased 16 basis points from 4.25% during the first nine months of 2006 to 4.09% for the first nine months of 2007.  This compression is due to increased rates paid on interest bearing liabilities, primarily time deposits.
Three Months Ended September 30, 2007 vs. 2006
The Company’s tax equivalent net interest income decreased $1.3 million, or 5.1%,  from the third quarter of 2006 to the third quarter of 2007 as increased yields on interest earning assets were more than offset by increases in the rates paid on interest-bearing liabilities.  Compared to the third quarter of 2006, interest income decreased $0.2 million while interest expense on interest bearing liabilities increased $1.1 million due to rate increases.
Interest income on earning assets decreased by $0.2 million, driven primarily by a decrease in interest income on investments of $0.9 million due to a decrease in average balances of investment securities of $71.4 million from the third quarter of 2006.  In addition, interest income from previously securitized loans decreased $0.3 million from the third quarter of 2006.  The decrease in interest income from previously securitized loans was related to the continued decline in the average balance of these loans of 54.5% from $20.3 million for the quarter ended September 30, 2006, to $9.2 million for the quarter ended September 30, 2007.  However, this reduction in average outstanding balances was partially mitigated as the yield on these loans rose from an average of 43.2% for the third quarter of 2006 to 66.4% in the second quarter of 2007 and 82.9% for the third quarter of 2007 (see Previously Securitized Loans section for further discussion).  In addition, interest income from loans was impacted by the sale of the Company’s retail credit card portfolio during the third quarter of 2006, which resulted in a decrease of $0.2 million in interest income when comparing the third quarter of 2007 to the third quarter of 2006.  These decreases were partially offset by increases in interest income from all other loans (commercial, loans to depository institutions, residential, home equity, and consumer) of $1.2 million as the average balance on outstanding loans increased by $85.4 million (excluding previously securitized loans and credit card loans).

While interest income decreased modestly, interest expense on interest bearing liabilities increased $1.1 million due primarily to a 26 basis point increase in the rates paid on interest bearing deposits from the third quarter of 2006.  In addition, increases in average outstanding deposit balances of $43.3 million, or 2.6%, increased interest expense by $0.3 million.  The increase in rates and balances was primarily associated with time deposits that experienced an increase of 39 basis points while outstanding time deposit balances grew $26.2 million as compared to the third quarter of 2006.
The net interest margin was 4.32% for the quarter ended September 30, 2007 as compared to 4.51% for the quarter ended September 30, 2006.  The Company’s net interest margin exclusive of Previously Securitized Loans decreased from 4.20% for the third quarter of 2006 to 4.03% for the third quarter of 2007 and resulted in the reduction of approximately $1.0 million in net interest income. The average yield on the Company’s loans (net of Previously Securitized Loans) decreased from 7.13% in the third quarter of 2006 to 7.10% in the third quarter of 2007, while the average cost of interest bearing liabilities increased from 3.04% in the third quarter of 2006 to 3.26% in the third quarter of 2007.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Nine months ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$596,585	$27,144	6.08%	$597,223	$25,630	5.74%
Home equity	328,036	19,091	7.78	309,007	17,945	7.76
Commercial financial and agriculture	672,331	38,119	7.58	654,491	36,492	7.45
Loans to depository institutions	56,410	2,271	5.38	2,197	89	5.42
Installment loans to individuals	45,596	3,967	11.63	49,381	4,211	11.40
Previously securitized loans	11,583	5,539	63.94	24,090	7,422	41.19
Total loans	1,710,541	96,131	7.51	1,636,389	91,789	7.50
Securities:
Taxable	482,484	19,709	5.46	554,884	21,618	5.21
Tax-exempt (2)	39,789	1,954	6.57	42,823	2,091	6.53
Total securities	522,273	21,663	5.55	597,707	23,709	5.30
Loans held for sale	-	-	-	3,337	322	12.90
Deposits in depository institutions	12,823	401	4.18	28,208	1,018	4.83
Federal funds sold	20,832	814	5.22	2,571	92	4.78
Total interest-earning assets	2,266,469	119,009	7.02	2,268,212	116,930	6.89
Cash and due from banks	50,668			51,077
Bank premises and equipment	47,555			42,787
Other assets	170,137			170,710
Less: allowance for loan losses	(16,114)			(16,135)
Total assets	$2,518,715			$2,516,651

Liabilities
Interest-bearing demand deposits	$423,222	$3,777	1.19%	$435,505	$3,917	1.20%
Savings deposits	340,490	4,259	1.67	314,057	2,776	1.18
Time deposits	922,958	30,942	4.48	864,972	24,810	3.83
Short-term borrowings	158,250	4,965	4.19	149,858	3,795	3.39
Long-term debt	25,368	1,383	7.29	89,834	3,607	5.37
Total interest-bearing liabilities	1,870,288	45,326	3.24	1,854,226	38,905	2.81
Noninterest-bearing demand deposits	314,744			338,994
Other liabilities	29,803			29,393
Stockholders’ equity	303,880			294,038
Total liabilities and stockholders’ equity	$2,518,715			$2,516,651
Net interest income		$73,683			$78,025
Net yield on earning assets			4.35%			4.60%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(27)	$1,541	$1,514
Home equity	1,105	41	1,146
Commercial, financial, and agriculture	995	632	1,627
Loans to depository institutions	-	2,182	2,182
Installment loans to individuals	(323)	79	(244)
Previously securitized loans	(3,853)	1,970	(1,883)
Total loans	(2,103)	6,445	4,342
Securities:
Taxable	(2,821)	912	(1,909)
Tax-exempt (1)	(148)	11	(137)
Total securities	(2,969)	923	(2,046)
Loans held for sale	(322)	-	(322)
Deposits in depository institutions	(555)	(62)	(617)
Federal funds sold	653	69	722
Total interest-earning assets	$(5,296)	$7,375	$2,079

Interest-bearing liabilities:
Demand deposits	$(110)	$(30)	$(140)
Savings deposits	234	1,249	1,483
Time deposits	1,663	4,469	6,132
Short-term borrowings	213	957	1,170
Long-term debt	(2,588)	364	(2,224)
Total interest-bearing liabilities	$(588)	$7,009	$6,421
Net Interest Income	$(4,708)	$366	$(4,342)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (3):
Residential real estate	$598,954	$9,272	6.14%	$601,686	$8,766	5.78%
Home equity	334,363	6,547	7.77	315,341	6,389	8.04
Commercial financial and agriculture	679,104	12,776	7.46	676,271	13,108	7.69
Loans to depository institutions	60,000	820	5.42	6,522	88	5.35
Installment loans to individuals	47,626	1,379	11.49	42,848	1,219	11.29
Previously securitized loans	9,220	1,927	82.92	20,261	2,205	43.18
Total loans	1,729,267	32,721	7.51	1,662,929	31,775	7.58
Securities:
Taxable	442,696	6,024	5.40	512,083	6,870	5.32
Tax-exempt (4)	38,810	639	6.53	40,815	673	6.54
Total securities	481,506	6,663	5.49	552,898	7,543	5.41
Loans held for sale	-	-	-	4,353	121	11.03
Deposits in depository institutions	15,184	171	4.47	35,524	452	5.05
Federal funds sold	20,870	266	5.06	7,631	92	4.78
Total interest-earning assets	2,246,827	39,821	7.03	2,263,335	39,983	7.01
Cash and due from banks	51,149			49,801
Bank premises and equipment	50,333			43,205
Other assets	171,478			173,761
Less: allowance for loan losses	(16,563)			(15,425)
Total assets	$2,503,224			$2,514,677

Liabilities
Interest-bearing demand deposits	$410,907	$1,136	1.10%	$423,762	$1,329	1.24%
Savings deposits	347,055	1,523	1.74	317,038	1,118	1.40
Time deposits	923,937	10,530	4.52	897,761	9,336	4.13
Short-term borrowings	165,965	1,758	4.20	136,927	1,342	3.89
Long-term debt	21,871	426	7.73	82,082	1,108	5.36
Total interest-bearing liabilities	1,869,735	15,373	3.26	1,857,570	14,233	3.04
Noninterest-bearing demand deposits	309,553			332,494
Other liabilities	28,092			31,076
Stockholders’ equity	295,844			293,537
Total liabilities and stockholders’ equity	$2,503,224			$2,514,677
Net interest income		$24,448			$25,750
Net yield on earning assets			4.32%			4.51%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30,
	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(40)	$546	$506
Home equity	385	(227)	158
Commercial, financial, and agriculture	55	(387)	(332)
Loans to depository institutions	722	10	732
Installment loans to individuals	136	24	160
Previously securitized loans	(1,202)	924	(278)
Total loans	56	890	946
Securities:
Taxable	(931)	85	(846)
Tax-exempt (1)	(33)	(1)	(34)
Total securities	(964)	84	(880)
Loans held for sale	(121)	-	(121)
Deposits in depository institutions	(259)	(22)	(281)
Federal funds sold	160	14	174
Total interest-earning assets	$(1,128)	$966	$(162)

Interest-bearing liabilities:
Demand deposits	$(40)	$(153)	$(193)
Savings deposits	106	299	405
Time deposits	272	922	1,194
Short-term borrowings	285	131	416
Long-term debt	(813)	131	(682)
Total interest-bearing liabilities	$(190)	$1,330	$1,140
Net Interest Income	$(938)	$(364)	$(1,302)

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.7 million in the first nine months of 2007 and $2.9 million in the first nine months of 2006.  The Company’s 2007 provision reflects the difficulties encountered by three of the Company’s borrowers and the downgrade of their related credits and management’s assessment of these difficulties.  While the downgrade of these credit relationships unfavorably impacted the provision and resulted in an increase in nonaccrual loans of $12.0 million, total past due loans have declined 22% from $9.9 million at December 31, 2006 to $7.7 million at September 30, 2007.  Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with changes in credit quality and growth and changes in the composition and quality of the Company’s loan portfolio.
The Company had net charge-offs of $2.1 million for the first nine months of 2007, with depository accounts representing $1.5 million (or approximately 71.1%) of this total. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown.  Net charge-offs on residential loans were $0.8 million, while commercial and installment loans both experienced net recoveries of $0.1 million for the nine months ended September 30, 2007.  The Company has experienced annualized net charge-offs related to loans (excluding overdrafts) of 0.05% for 2007 year to date compared with 0.11% for 2006 and 0.22% for 2005.  The trend in net charge-offs is attributable to declines in balances of loans originated prior to 2002 (including loans acquired as part of the Classic Bancshares acquisition).  At September 30, 2007, balances of loans written subsequent to 2002 comprise approximately 76% of total loan balances.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 0.71% at June 30, 2007 to 1.22% at September 30, 2007 as a result of the downgrade of the credit relationships discussed earlier, but continues to compare favorably to that of our peer group (bank holding companies with total assets between $1 and $5 billion), which reported average non-performing assets as a percentage of loans and other real estate owned of 0.98% for the most recently reported quarter ended June 30, 2007.  The composition of the Company’s loan portfolio, which is weighted more heavily toward residential mortgage loans and less towards non-real estate secured commercial loans than that of our peers, has afforded us a more favorable loss experience in comparison to peers.  In addition, the sale of the Company’s credit card portfolio resulted in a reduction of the allowance of $1.4 million during 2006.  As a result, the Company’s ALLL as a percentage of loans outstanding is 0.99% at September 30, 2007.  The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that are directionally consistent with changes in asset quality and loss experience.

The allowance allocated to the commercial loan portfolio (see Table Seven) increased $2.1 million, or 25.1%, from $8.3 million at December 31, 2006 to $10.4 million at September 30, 2007.  This increase was attributable to recent trends in the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Seven) decreased $0.2 million, or 4.7% from  $4.0 million at December 31, 2006 to $3.8 million at September 30, 2007.  This decline was primarily due to a modest decline in losses experienced during the nine months ended September 30, 2007.
The allowance allocated to the consumer loan portfolio (see Table Seven) decreased $0.4 million, or 55.8%, from $0.8 million at December 31, 2006 to $0.4 million at September 30, 2007.  This decrease was attributable to changes in losses experienced during the nine months ended September 30, 2007.
The allowance allocated to overdraft deposit accounts (see Table Seven) increased $0.1 million, or 5.4%, from $2.3 million at December 31, 2006 to $2.4 million at September 30, 2007. This increase was attributable to a slight increase in the loss experience attributable to these balances.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2007, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Five
Analysis of the Allowance for Loan Losses
	Nine months ended September 30,		Year ended December 31,
(in thousands)	2007	2006	2006

Balance at beginning of period	$15,405	$16,790	$16,790

Reduction of allowance for loans sold	-	(1,368)	(1,368)

Charge-offs:
Commercial, financial, and agricultural	(155)	(435)	(1,279)
Real estate-mortgage	(803)	(705)	(935)
Installment loans to individuals	(235)	(772)	(898)
Overdraft deposit accounts	(2,851)	(2,931)	(3,823)
Total charge-offs	(4,044)	(4,843)	(6,935)

Recoveries:
Commercial, financial, and agricultural	208	109	210
Real estate-mortgage	52	225	575
Installment loans to individuals	319	480	598
Overdraft deposit accounts	1,340	1,264	1,734
Total recoveries	1,919	2,078	3,117
Net charge-offs	(2,125)	(2,765)	(3,818)
Provision for loan losses	3,700	2,900	3,801
Balance at end of period	$16,980	$15,557	$15,405

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.17)%	(0.23)%	(0.23)%
Provision for loan losses (annualized)	0.29%	0.24%	0.23%
As a Percent of Non-Performing Loans:
Allowance for loan losses	86.88%	408.43%	384.93%

Table Six
Non-Performing Assets
	As of September 30,		As of December 31,
(in thousands)	2007	2006	2006

Non-accrual loans	$18,896	$3,359	$3,319
Accruing loans past due 90 days or more	566	328	635
Previously securitized loans past due 90 days or more	83	122	48
Total non-performing loans	19,545	3,809	4,002
Other real estate, excluding property associated with previously securitized loans	1,091	499	161
Other real estate associated with previously securitized loans	405	20	20
Total other real estate owned	1,496	519	181
Total non-performing assets	$21,041	$4,328	$4,183

Table Seven
Allocation of the Allowance For Loan Losses
	As of September 30,		As of December 31,
(in thousands)	2007	2006	2006

Commercial, financial and agricultural	$10,417	$8,358	$8,330
Real estate-mortgage	3,793	3,824	3,981
Installment loans to individuals	354	893	801
Overdraft deposit accounts	2,416	2,482	2,293
Allowance for Loan Losses	$16,980	$15,557	$15,405

Previously Securitized Loans
As of September 30, 2007, the Company reported a carrying value of previously securitized loans of $8.3 million, while the actual outstanding contractual balance of these loans was $25.9 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the nine months ended September 30, 2007 and for the year ended December 31, 2006, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first nine months of 2007 and 2006, the Company recognized $5.5 million and $7.4 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three and nine months ended September 30, 2007 and 2006 are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Principal receipts	$3,038	$3,470	$9,894	$11,273
Interest income receipts	899	1,208	2,987	4,211
Total cash receipts	$3,937	$4,678	$12,881	$15,484

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Estimated Balance:

December 31, 2007	$7 million
December 31, 2008	5 million
December 31, 2009	4 million
December 31, 2010	3 million

Non-Interest Income and Non-Interest Expense
Nine Months Ended September 30, 2007 vs. 2006
Non-Interest Income: Net of the gain from the sale of the Company’s retail credit card portfolio and merchant credit card agreements and investment losses, non-interest income increased $1.2 million to $40.3 million in the first nine months of 2007 as compared to $39.1 million in the first nine months of 2006.  The largest source of non-interest income is from service charges on depository accounts, which increased $1.1 million, or 3.4%, from $31.6 million during the first nine months of 2006 to $32.7 million during the first nine months of 2007.  Insurance commission revenues increased $1.3 million, or 78.9%, due in part to additional staffing to provide worker’s compensation insurance to West Virginia businesses.  Partially off-setting these increases was a decrease in other income of $1.2 million due to lower credit card fee income as a result of the sale of the retail credit card portfolio during the third quarter of 2006 and the sale of the merchant credit card portfolio during the first quarter of 2007.
Non-Interest Expense: Non-interest expenses remained flat at $53.2 million in the first nine months of 2006 and 2007.  Salaries and employee benefits increased $1.1 million, or 4.4%, from the first nine months of 2006 due in part to additional staffing for new retail locations and insurance personnel to support the introduction of worker’s compensation insurance.  Bankcard expenses increased $0.3 million, or 16.9%, due to increased usage by customers.  These increases were essentially offset by a $0.9 million decrease in other expenses due to the sales of the retail and merchant card portfolios and a charge of $0.7 million during the nine months ended September 30, 2006 related to the repurchase of $6 million of its trust preferred securities.
Three Months Ended September 30, 2007 vs. 2006
Non-Interest Income: Net of investment securities gains/(losses) and the gain from the sale of the Company’s retail credit card portfolio, non-interest income increased $0.5 million, or 4.1%, to $13.8 million in the third quarter of 2007 as compared to $13.3 million in the third quarter of 2006.  The largest source of non-interest income is service charges from depository accounts, which increased $0.4 million, or 3.3%, from $10.8 million during the third quarter of 2006 to $11.2 million during the third quarter of 2007. Insurance commission revenues increased $0.6 million, or 114.3%, due to additional worker’s compensation insurance sold to West Virginia businesses and the Company’s team of insurance agents focused on selling directly to retail customers.  Partially off-setting these increases was a decrease in other income of $0.4 million due to lower credit card fee income as a result of the sale of the retail credit card portfolio during the third quarter of 2006 and the sale of the merchant credit card processing agreements during the first quarter of 2007.

Non-Interest Expense: Net of charges related to the redemption of $3.5 million of the Company’s trust preferred securities, non-interest expenses increased $0.3 million (or 1.7%) from $17.7 million for the third quarter of 2006 to $18.0 million for the third quarter of 2007.  Salaries and employee benefits increased $0.6 million, or 6.6%, from the third quarter of 2006 due to additional staffing while bankcard expenses increased $0.1 million, or 28.5%, due to increased usage by customers.  These increases were partially offset by decreases in other expenses of $0.3 million, or 13.2%, due to the sales of the retail and merchant credit card portfolios.

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
However, it is important to understand that a parallel downward shift of 300 basis points in interest rates from the current rate would result in both a 1.75% Fed Funds rate and long-term interest rates of approximately a 1.50%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years.  Based upon the Company’s belief that the likelihood of an immediate 300 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 200 basis points from current rates.
The Company has entered into interest rate floors with a total notional value of $600 million at September 30, 2007, with terms of 3, 4, and 5 years to facilitate the management of its short-term interest rate risk.  These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans.  Please refer to Note C on pages 9 - 10 for further discussion of the use and accounting for such derivative instruments.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2007:
+300	7.75%	+5.9%	+1.9%
+200	6.75	+4.9	+1.8
+100	5.75	+2.6	+1.3
-100	3.75	(1.8)	(3.1)
-200	2.75	(2.6)	(7.1)

December 31, 2006:
+300	8.25%	+5.2%	+4.2%
+200	7.25	+4.3	+0.2
+100	6.25	+1.6	+0.4
-100	4.25	(2.3)	(2.5)
-200	3.25	(5.2)	(5.1)

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
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $1.5 million on the junior subordinated debentures held by City Holding Capital Trust. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.5 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2007.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.1 million of additional cash over the next 12 months. As of September 30, 2007, the Parent Company reported a cash balance of $15.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2007, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2007, City National has the capacity to borrow an additional $165.0 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Also, City National maintains a significant percentage (92.4%, or $434.1 million at September 30, 2007) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 68.3% as of September 30, 2007 and deposit balances fund 79.6% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $470.0 million at September 30, 2007, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $217.5 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 42.5% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $35.5 million of cash from operating activities during the first nine months of 2007, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $0.5 million of cash in investing activities during the first nine months of 2007 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company used $52.5 million of cash in financing activities during the first nine months of 2007, primarily for the purchase of treasury stock of $37.7 million and cash dividends paid to the Company’s common stockholders of $15.5 million.
Capital Resources
During the first nine months of 2007, Shareholders’ Equity decreased $13.6 million, or 4.5%, from $305.3 million at December 31, 2006 to $291.7 million at September 30, 2007.  This decrease was primarily due to common stock purchases of $37.7 million and dividends declared during the year of $15.7 million which were partially offset by reported net income of $38.3 million.
During August 2007, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 1,017,000 shares were repurchased during the first nine months of 2007 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of September 30, 2007, the Company may repurchase an additional 842,600 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	September 30,	December 31,
	Minimum	Capitalized	2007	2006
City Holding:
Total	8.0%	10.0%	15.8%	16.2%
Tier I Risk-based	4.0	6.0	14.8	15.3
Tier I Leverage	4.0	5.0	10.4	10.8
City National:
Total	8.0%	10.0%	13.9%	13.4%
Tier I Risk-based	4.0	6.0	12.9	12.5
Tier I Leverage	4.0	5.0	9.0	8.8

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

	July 1 – July 31, 2007	129,400	$34.25	129,400	259,400

	August 1 – August 31, 2007	212,900	$33.95	212,900	937,100

	September 1 – September 30, 2007	94,500	$36.14	94,500	842,600

(a) In December 2006, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. In August 2007, the Company announced that the Board of Directors rescinded the share repurchase program approved in December 2006 and announced it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities.				None.

Item 4.	Submission of Matters to a Vote of Security Holders.				None.

Item 5.	Other Information.				None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: November 2, 2007