Form 10-K
period 2007-12-31
CITY HOLDING CO
filed 2008-02-29
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes  [X] No

As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market System, was approximately $626.9 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 27, 2008, there were 16,181,275 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2007 are incorporated by reference into Part I, Item 1 and Part II, Items 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2008 annual shareholders’ meeting to be held on April 30, 2008 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1.	Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 69 banking offices in West Virginia (58 offices), Kentucky (9 offices), and Ohio (2 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2007, 53% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

In addition to total and Tier I capital requirements, regulatory authorities also require bank holding companies and insured depository institutions to maintain a minimum leverage capital ratio of 3%. The leverage ratio is determined as the ratio of Tier I capital to total average assets, where average assets exclude goodwill, other intangibles, and other specifically excluded assets. Regulatory authorities have stated that minimum capital ratios are adequate for those institutions that are operationally and financially sound, experiencing solid earnings, have high levels of asset quality, and are not experiencing significant growth. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. In those instances where these criteria are not evident, regulatory authorities expect, and may require, bank holding companies and insured depository institutions to maintain higher than minimum capital levels.

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

	December 31,
	2007	2006
City Holding:
Tier I Risk-based	14.12%	15.30%
Total	15.11	16.19
Tier I Leverage	10.31	10.79

City National:
Tier I Risk-based	12.51%	12.53%
Total	13.51	13.42
Tier I Leverage	9.08	8.81

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

During 2006 and 2007 combined, City National received regulatory approval to pay $146.4 million of cash dividends to the Parent Company, while generating net profits of $104.4 million.  Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2007.  Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

During 2007, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2008.

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

Executive Officers of the Registrant

At December 31, 2007, the executive officers of the Company were as follows:

Name	Age	Business Experience

Charles R. Hageboeck	45
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 31, 2005.

Craig G. Stilwell	52
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	58
Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 25, 2004. Regional Credit Officer for the West Virginia Central Region of BB&T, Charleston, WV from November 2000 – June 2004.  Senior Vice President and Credit Officer, One Valley Bank, Charleston, WV from November 1983 – November 2000.

John W. Alderman, III	43	Senior Vice President and Chief Legal Counsel, City Holding Company and City National Bank since April 1997.

David L. Bumgarner	42	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 – January 2005.

Employees

The Company had 811 full-time equivalent employees at December 31, 2007.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2007 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

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

The Company’s Allowance for Loan Losses May Not Be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Previously Securitized Loans May Become Impaired

City National’s previously securitized loans may become impaired, requiring an impairment charge to be recognized through the Company’s provision for loan losses.  The Company accounts for the previously securitized loans by accreting into income the discount on these loans based on their estimated collectibility.  This requires the Company to make estimates for prepayments and defaults on previously securitized loans.  Should any of the actual prepayments or defaults adversely impact collectibility of these loans, the Company would be required to take an impairment charge on the previously securitized loans.  See the section captioned “Previously Securitized Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate valuation of the Company’s previously securitized loans.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2007, the Company’s goodwill and other identifiable intangible assets were approximately $58.2 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2007. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Visa Inc.’s Initial Public Offering Is Not Completed Successfully

Visa Inc. (“Visa”) filed a registration statement with the Securities and Exchange Commission in November 2007 to sell its common stock in an initial public offering. If Visa’s offering is successfully completed, management anticipates that the Company, as a selling stockholder, will receive proceeds from the offering. However, there is no assurance that Visa will be able to complete an initial public offering on the terms currently contemplated by its registration statement or at all. If the number of shares or the price per share of Visa’s offering is less than Visa currently anticipates selling or if the Visa offering is not completed, the Company may not realize proceeds sufficient to cover the indemnity liabilities accrued in 2007 in respect of Visa litigation matters.

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

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 69 branch offices, with 58 offices in West Virginia, nine in Kentucky, and two offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 50 locations and leases 19 locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ stock market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ stock market. At December 31, 2007, there were 3,148 shareholders of record.

	Cash
	Dividends	Market Value
	Per Share	Low	High
2007
Fourth Quarter	$0.31	$33.41	$39.15
Third Quarter	0.31	31.16	39.59
Second Quarter	0.31	37.67	40.93
First Quarter	0.31	38.04	41.54

2006
Fourth Quarter	$0.28	$37.49	$41.87
Third Quarter	0.28	35.42	40.19
Second Quarter	0.28	34.53	37.31
First Quarter	0.28	35.26	37.64

As noted in the section captioned Dividends and Other Payments included in Item 1. Business, the section captioned Liquidity included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Eighteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to City Holding (“Parent Company”).

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2007	42,609	$36.39	42,609	799,991

November 1 – November 30, 2007	164,200	$35.30	164,200	635,791

December 1 - December 31, 2007	93,303	$34.25	93,303	542,488

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

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2007, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fourteen Employee Benefit Plans of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders	305,909	$32.05	666,900
Plans not approved by shareholders	-	-	-

Total	305,909	$32.05	666,900

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2007, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $8 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: FCBC, SASR, CTBI, NPBC, UBSH, WSBC, VFGI, HNBC, PRK, RBCAA, PEBO, STBA, UBSI, FFBC, UVSP, FNB, NBTB, FCF, CBU, and FPFC.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2007, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 21 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2007, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 10-11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2007, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 22 through 51 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2007, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2007, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2007, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.  In February 2008, the Company converted from Jack Henry’s Banker II core system to Jack Henry’s SliverLake core system.  The core system is used to process and accumulate data that is ultimately used for financial reporting.  The Company believes that this core system conversion represents a material change to the Company’s internal control over financial reporting.  There were no other changes in the Company’s internal control over financial reporting subsequent to December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2008 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “ANNUAL COMPENSATION”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2008 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2008 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by Item 13 of FORM 10-K appears under the caption "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2008 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2008 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Philip L. McLaughlin	/s/ David W. Hambrick
Philip L. McLaughlin	David W. Hambrick
Chairman	Director

/s/ Charles R. Hageboeck
Samuel M. Bowling	Charles R. Hageboeck
Director	Director, President, and Chief Executive Officer

/s/ Hugh R. Clonch	/s/ Tracy W. Hylton, II
Hugh R. Clonch	Tracy W. Hylton, II
Director	Director

/s/ Oshel B. Craigo	/s/ C. Dallas Kayser
Oshel B. Craigo	C. Dallas Kayser
Director	Director

/s/ John R Elliot	/s/ James L. Rossi
John R Elliot	James L. Rossi
Director	Director

/s/ William H. File, III	/s/ Sharon H. Rowe
William H. File, III	Sharon H. Rowe
Director	Director

/s/ James E. Songer, II
Robert D. Fisher	James E. Songer, II
Director	Director

/s/ Jay C. Goldman	/s/ Mary H. Williams
Jay C. Goldman	Mary H. Williams
Director	Director

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

3(k)
Amended and Restated Bylaws of City Holding Company, revised February 28, 2007 (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K filed March 1, 2007 with the Securities and Exchange Commission).

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

10(j)
Form of Employment Agreement, dated as of July 25, 2007, by and between City Holding Company and Charles R. Hageboeck (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed July 31, 2007 with the Securities and Exchange Commission).

10(k)
Form of Employment Agreement, dated as of July 25, 2007, by and between City Holding Company and Craig G. Stilwell (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed July 31, 2007 with the Securities and Exchange Commission).

10(l)
Form of Employment Agreement, dated July 25, 2007, by and between City Holding Company and John W. Alderman, III (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed August 1, 2007 with the Securities and Exchange Commission).

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

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2007.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24               Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner