Form 10-Q
period 2008-03-31
CITY HOLDING CO
filed 2008-05-12
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2008
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

Common stock, $2.50 Par Value – 16,121,540 shares as of May 8, 2008.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31	December 31
	2008	2007
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$65,705	$64,726
Interest-bearing deposits in depository institutions	11,252	9,792
Cash and Cash Equivalents	76,957	74,518

Investment securities available for sale, at fair value	464,215	382,098
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2008 and December 31, 2007 - $32,063 and $35,198)	33,748	34,918
Total Investment Securities	497,963	417,016

Gross loans	1,704,800	1,767,021
Allowance for loan losses	(18,567)	(17,581)
Net Loans	1,686,233	1,749,440

Bank owned life insurance	68,143	64,467
Premises and equipment	54,144	54,635
Accrued interest receivable	10,562	11,254
Net deferred tax asset	16,019	20,633
Intangible assets	58,065	58,238
Other assets	56,842	32,566
Total Assets	$2,524,928	$2,482,767
Liabilities
Deposits:
Noninterest-bearing	$310,646	$314,231
Interest-bearing:
Demand deposits	420,328	397,510
Savings deposits	362,041	350,607
Time deposits	925,630	927,733
Total Deposits	2,018,645	1,990,081

Short-term borrowings	139,378	161,916
Long-term debt	21,425	4,973
Other liabilities	40,639	31,803
Total Liabilities	2,220,087	2,188,773

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2008 and December 31, 2007, less 2,383,242 and 2,292,357 shares in treasury, respectively	46,249	46,249
Capital surplus	103,276	103,390
Retained earnings	231,948	224,386
Cost of common stock in treasury	(83,912)	(80,664)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale	(35)	(1,783)
Unrealized gain on derivative instruments	9,289	4,390
Underfunded pension liability	(1,974)	(1,974)
Total Accumulated Other Comprehensive Income	7,280	633
Total Shareholders’ Equity	304,841	293,994
Total Liabilities and Shareholders’ Equity	$2,524,928	$2,482,767

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended March 31
	2008	2007

Interest Income
Interest and fees on loans	$30,992	$31,464
Interest on investment securities:
Taxable	6,064	6,933
Tax-exempt	399	427
Interest on deposits in depository institutions	65	117
Interest on federal funds sold	-	257
Total Interest Income	37,520	39,198

Interest Expense
Interest on deposits	12,015	12,712
Interest on short-term borrowings	1,145	1,513
Interest on long-term debt	441	531
Total Interest Expense	13,601	14,756
Net Interest Income	23,919	24,442
Provision for loan losses	1,883	900
Net Interest Income After Provision for Loan Losses	22,036	23,542

Non-interest Income
Investment securities gains	2	-
Service charges	11,274	10,063
Insurance commissions	1,038	1,012
Trust and investment management fee income	632	568
Bank owned life insurance	676	696
Gain on sale of retail credit card portfolio and merchant agreements	-	1,500
VISA IPO Gain	3,289	-
Other income	407	532
Total Non-interest Income	17,318	14,371

Non-interest Expense
Salaries and employee benefits	9,363	9,057
Occupancy and equipment	1,597	1,637
Depreciation	1,133	1,070
Professional fees	367	403
Postage, delivery, and statement mailings	654	777
Advertising	617	852
Telecommunications	418	455
Bankcard expenses	621	518
Insurance and regulatory	338	385
Office supplies	457	455
Repossessed asset losses (gains), net of expenses	32	(14)
Loss on early extinguishment of debt	1,208	-
Other expenses	3,094	2,021
Total Non-interest Expense	19,899	17,616
Income Before Income Taxes	19,455	20,297
Income tax expense	6,417	7,066
Net Income	13,038	13,231

Basic earnings per common share	$0.81	$0.76
Diluted earnings per common share	$0.80	$0.76
Dividends declared per common share	$0.34	$0.31
Average common shares outstanding:
Basic	16,147	17,369
Diluted	16,205	17,424

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended March 31, 2008 and 2007
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2006	$46,249	$104,043	$194,213	$(33,669)	$(5,529)	$305,307
Comprehensive income:
Cumulative effect of adopting FIN 48			(125)			(125)
Net income			13,231			13,231
Other comprehensive gain, net of deferred income taxes of $563:
Unrealized gains on available-for-sale securities of $1,205, net of taxes					723	723
Net unrealized gain on interest rate floors of $203, net of taxes					122	122
Total comprehensive income						14,076
Cash dividends declared ($0.31 per share)			(5,342)			(5,342)
Issuance of stock awards, net		(536)		800		264
Exercise of 5,300 stock options		(134)		216		82
Purchase of 274,300 treasury shares				(10,908)		(10,908)
Balances at March 31, 2007	$46,249	$103,373	$201,977	$(43,561)	$(4,684)	$303,354

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances at December 31, 2007	$46,249	$103,390	$224,386	$(80,664)	$633	$293,994
Comprehensive income:
Net income			13,038			13,038
Other comprehensive gain, net of deferred income taxes of $4,431:
Unrealized gains on available-for-sale securities of $2,911, net of taxes					1,748	1,748
Net unrealized gain on interest rate floors of $8,165, net of taxes					4,899	4,899
Total comprehensive income						19,685
Cash dividends declared ($0.34 per share)			(5,476)			(5,476)
Issuance of stock awards, net		(5)		278		273
Exercise of 5,700 stock options		(115)		191		76
Excess tax benefit on stock-based compensation		6				6
Purchase of 104,960 treasury shares				(3,717)		(3,717)
Balances at March 31, 2008	$46,249	$103,276	$231,948	$(83,912)	$7,280	$304,841

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Three Months Ended March 31
	2008	2007

Operating Activities
Net income	$13,038	$13,231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(439)	(428)
Provision for loan losses	1,600	900
Depreciation of premises and equipment	1,133	1,071
Deferred income tax expense (benefit)	183	(462)
Net periodic employee benefit cost	12	59
Gain on sale of credit card merchant agreements	-	(1,500)
Loss on early extinguishment of debt	1,208	-
Loss on disposal of premises and equipment	111	-
Realized investment securities (gains)	(2)	-
Proceeds from bank-owned life insurance	-	204
Increase in value of bank-owned life insurance	(676)	(696)
Decrease (increase) in accrued interest receivable	692	(34)
Increase in other assets	(19,159)	(1,344)
Increase in other liabilities	8,797	5,497
Net Cash Provided by Operating Activities	6,498	16,498

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	1,145	1,058
Proceeds from sale of money market and mutual fund securities available-for-sale	314,400	261,385
Purchases of money market and mutual fund securities available-for-sale	(372,304)	(357,702)
Proceeds from sales of securities available-for-sale	2,065	989
Proceeds from maturities and calls of securities available-for-sale	15,122	29,694
Purchases of securities available-for-sale	(38,664)	(1,198)
Net decrease (increase) in loans	62,648	(13,787)
Sales of premises and equipment	340	-
Purchases of premises and equipment	(1,093)	(1,572)
Proceeds from sale of credit card merchant agreements	-	1,650
Investment in bank-owned life insurance	(3,000)	-
Redemption of VISA stock	2,334	-
Net Cash Used in Investing Activities	(17,007)	(79,483)

Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(3,585)	17,294
Net increase in interest-bearing deposits	32,149	36,640
Net (decrease) in short-term borrowings	(5,702)	(6,542)
Proceeds from long-term debt	16,495	-
Repayment of long-term debt	(29)	(79)
Redemption of trust preferred securities	(17,569)	-
Purchases of treasury stock	(3,717)	(10,908)
Issuance of stock awards	(154)	-
Exercise of stock options	76	82
Excess tax benefits from stock-based compensation arrangements	6	-
Dividends paid	(5,022)	(4,898)
Net Cash Provided by Financing Activities	12,948	31,589
Increase (Decrease) in Cash and Cash Equivalents	2,439	(31,396)
Cash and cash equivalents at beginning of period	74,518	110,448
Cash and Cash Equivalents at End of Period	$76,957	$79,052

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2008. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements included in the Company’s 2007 Annual Report to Shareholders. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2007 Annual Report of the Company.

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

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
( in thousands)	2008	2007	2007

Previously Securitized Loans:
Total principal amount of loans outstanding	$22,532	$30,880	$24,062
Discount	(16,507)	(18,136)	(17,170)
Net book value	$6,025	$12,744	$6,892

Principal amount of loans between 30 and 89 days past due	$819	$596	$1,099
Principal amount of loans 90 days and above past due	78	-	76
Net credit recoveries during the period	228	1,108	2,938

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three months ended March 31, 2008 and 2007, or for the year ending December 31, 2007.
As of March 31, 2008, the Company reported a book value of previously securitized loans of $6.0 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2008 was $22.5 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is accreted into interest income over the life of the loans.
For the three months ended March 31, 2008 and 2007, the Company recognized $1.6 million and $1.8 million, respectively, of interest income from its previously securitized loans.

Note C –Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of March 31, 2008, the Company has entered into eight interest rate floor contracts with a total notional amount of $600 million, seven of which (total notional amount of $500 million) are designated as cash flow hedges.  The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.
The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	March 31, 2008		December 31, 2007
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$19,289	$500,000	$11,362

The weighted-average strike rates for interest rate floors outstanding at March 31, 2008 range from 6.00% to 8.00%.

  Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.
For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense.  The Company recognized the increase in market value of $4.9 million, net of taxes, in Other Comprehensive Income for the three months ended March 31, 2008 on these derivative instruments.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	March 31, 2008	December 31, 2007

Security repurchase agreements	$124,378	$119,554
Short-term advances	15,000	25,526
Junior subordinated debentures owed to City Holding Capital Trust	-	16,836
Total short-term borrowings	$139,378	$161,916

The junior subordinated debentures owed to City Holding Capital Trust were fully redeemed during the first quarter of 2008 and as a result, the Company incurred a loss of $1.2 million.  Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt
The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	March 31, 2008	Weighted Average Interest Rate

FHLB Advances	2009	$2,320	5.92%
FHLB Advances	2010	2,000	6.30%
FHLB Advances	2011	610	4.46%
Junior subordinated debentures owed to City Holding Capital Trust III	2038 (a)	16,495	6.18%
Total long-term debt		$21,425

(a) Junior Subordinated Debentures owed to City Holding Capital Trust III are redeemable prior to maturity at the option of the Company (i) in whole at any time or in part from time-to-time, at declining redemption prices ranging from 103.525% to 100.00% on June 15, 2013, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

The Company formed a statutory business trust, City Holding Capital Trust III (“Capital Trust III”), under the laws of Delaware.  Capital Trust III was created for the exclusive purpose of (i) issuing trust-preferred capital securities (“Capital Securities”), which represent preferred undivided beneficial interests in the assets of the trust, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures (“Debentures”) issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto.  The trust is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements.

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:
	2008		2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	305,909	$32.05	271,709	$30.51
Granted	11,500	40.88	47,500	39.34
Exercised	(5,700)	13.30	(5,300)	15.53
Forfeited	-	-	(3,000)	34.45
Outstanding at March 31	311,709	$32.68	310,909	$32.08

Additional information regarding stock options outstanding and exercisable at March 31, 2008, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)

$13.30	11,100	$13.30	46	$295	11,100	$13.30	46	$295
$28.00 - $33.90	199,359	30.81	72	1,812	158,984	30.59	70	1,481
$35.36 - $40.88	101,250	38.48	103	155	41,500	36.88	93	125
	311,709			$2,262	211,584			$1,901

Proceeds from stock option exercises totaled $0.1 million for both the three months ended March 31, 2008 and March 31, 2007. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2008 and March 31, 2007 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was $0.1 million during both of the three months ended March 31, 2008 and March 31, 2007.
Stock-based compensation expense totaled $0.1 million for both the three months ended March 31, 2008 and March 31, 2007.  Unrecognized stock-based compensation expense related to stock options totaled $0.6 million at March 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31:

	2008	2007

Risk-free interest rate	3.14%	4.38%
Expected dividend yield	3.33%	3.15%
Volatility factor	52.89%	39.06%
Expected life of option	8.0 years	5.8 years

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $1.0 million at March 31, 2008. At March 31, 2008, this unrecognized expense is expected to be recognized over 3.5 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31:
	2008		2007
	Options	Average Market Price at Grant	Options	Average Market Price at Grant

Outstanding at January 1	31,818		15,600
Granted	2,775	$40.88	15,500	$39.51
Forfeited/Vested	-		(666)
Outstanding at March 31	34,593		30,434

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for the three month periods ended March 31, 2008 and March 31, 2007.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $0.2 million to the Defined Benefit Plan during the three months ended March 31, 2007, while no such contribution was made during the three months ended March 31, 2008.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(in thousands)	2008	2007

Components of net periodic cost:
Interest cost	$166	$164
Expected return on plan assets	(217)	(185)
Net amortization and deferral	63	80
Net Periodic Pension Cost	$12	$59

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

( in thousands)	March 31, 2008	December 31, 2007

Commitments to extend credit:
Home equity lines	$133,038	$135,255
Commercial real estate	36,849	47,529
Other commitments	158,562	163,332
Standby letters of credit	16,402	16,243
Commercial letters of credit	280	215

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(in thousands)	2008	2007

Net income	$13,038	$13,231

Unrealized security gains arising during the period	2,911	1,205
Reclassification adjustment for gains included in income	2	-
	2,913	1,205

Unrealized gains on interest rate floors	8,165	203
Other comprehensive income before income taxes	24,116	14,639
Tax effect	(4,431)	(563)
Total comprehensive income	$19,685	$14,076

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2008	2007

Net income	$13,038	$13,231

Average shares outstanding	16,147	17,369

Effect of dilutive securities:
Employee stock options	58	55

Shares for diluted earnings per share	16,205	17,424

Basic earnings per share	$0.81	$0.76
Diluted earnings per share	$0.80	$0.76

Options to purchase 59,000 and 41,750 shares of common stock at exercise prices between $39.34 and $40.88 and at $36.90 per share were outstanding during the first quarter of 2008 and the first quarter of 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J –Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, (“SFAS No. 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.
SFAS No. 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy established by SFAS No. 157 is as follows:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.

Securities Available for Sale.  Securities available for sale are reported at fair value utilizing Level 1 and Level 2 inputs.  The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate floors and customer interest rate swaps.
Previously Securitized Loans.  Previously securitized loans are reported at fair value utilizing Level 3 inputs.  The Company utilizes an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determines the yield at which the resulting discount would be accreted into income.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
The following table presents assets and liabilities measured at fair value on a recurring basis.

(in thousands) March 31, 2008	Total	Level 1	Level 2	Level 3
Assets:
Investment Securities Available for Sale	$456,671	$63,508	$393,163	$-
Derivatives (Interest Rate Floors)	19,289	-	19,289	-
Previously Securitized Loans	6,025	-	-	6,025

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the quarter ended March 31, 2008.
(in thousands)	Previously Securitized Loans

Beginning balance, January 1, 2008	$6,892
Principal Receipts and Recoveries (net)	(867)
Ending Balance, March 31, 2008	$6,025

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At March 31, 2008, the Company has $16.4 million of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, (“SFAS No. 159”) "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) is applicable on an instrument by instrument basis, with certain exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments. The Company has not elected to account for any of its assets at fair value and therefore adoption of SFAS No. 159 on January 1, 2008 did not effect its financial statements.

Note K– Recent Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.”  SFAS No. 141R will significantly change how the acquisition method will be applied to business combinations.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.  The allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted.  The Company is currently evaluating SFAS No. 141 (R) and has not determined the impact it will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest will be recharacterized as a “noncontrolling interests” and should be reported as a component of equity. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, (“SFAS No. 161”),"Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133.  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2007 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2007 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 23 - 26 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.  The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease of $0.1 million to the January 1, 2007 retained earnings balance.  The Company includes interest and penalties related to income tax liabilities in income tax expense.  The amount of unrecognized tax benefits could change over the next twelve months as a result of income tax examinations that are scheduled to occur.  However, management cannot currently estimate the range of possible change.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2007. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.
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
Financial Summary
Three Months Ended March 31, 2008 vs. 2007
The Company reported consolidated net income of $13.0 million, or $0.80 per diluted common share, for the three months ended March 31, 2008, compared to $13.2 million, or $0.76 per diluted common share for the first three months of 2007. Return on average assets (“ROA”) was 2.09% and return on average equity (“ROE”) was 17.4% for the first three months of 2008, compared to 2.10% and 17.1%, respectively, for the first three months of 2007.
The Company’s net interest income for the first three months of 2008 decreased $0.6 million compared to the first three months of 2007 (see Net Interest Income). The Company recorded a provision for loan losses of $1.9 million for the first three months of 2008 while $0.9 million was recorded for the first three months of 2007 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $2.9 million from the three months ended March 31, 2007, to the three months ended March 31, 2008.  During the first three months of 2008, the Company recognized a gain of $3.3 million in connection with Visa’s successful initial public offering (“IPO”).  During the first three months of 2007, the Company recognized a gain of $1.5 million from the sale of its existing merchant processing agreements (see Non-Interest Income).  Non-interest expenses increased $2.3 million from the three months ended March 31, 2007 as the Company incurred a loss of $1.2 million as a result of fully redeeming $16.0 million of 9.15% Trust Preferred Securities that had been issued in 1998 and increased charitable contributions by $0.5 million (see Non-Interest Expense).

Net Interest Income
Three Months Ended March 31, 2008 vs. 2007
The Company’s tax equivalent net interest income decreased $0.6 million, or 2.2%, from $24.7 million during the first quarter of 2007 to $24.1 million during the first quarter of 2008.  This decrease is primarily attributable to two factors.  First, the Company experienced a decrease of $0.2 million in interest income from previously securitized loans in the first quarter of 2008 as compared to the first quarter of 2007 as the average balance of these loans decreased 55.3%.  The decrease in average balances was partially mitigated by an increase in the yield on these loans from 49.5% for the first quarter of 2007 and 93.2% for the fourth quarter of 2007 to 98.8% for the first quarter of 2008 (see Previously Securitized Loans).  The remaining decrease in net interest income of $0.4 million occurred as interest income from loans (excluding Previously Securitized loans) and investments decreased more quickly than the interest expense on deposits and other interest-bearing liabilities.  The Company’s net interest margin was 4.40% in the first quarter of 2008 as compared to 4.41% in the first quarter of 2007.  Excluding the previously securitized loans, the Company’s net interest margin decreased 3 basis points from 4.18% during the first quarter of 2007 to 4.15% for the first quarter of 2008.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$601,600	$9,886	6.61%	$594,504	$8,854	6.04%
Home equity	343,658	5,912	6.92	322,647	6,242	7.85
Commercial financial and agriculture	700,155	12,235	7.03	667,073	12,689	7.71
Loans to depository institutions	4,670	35	3.01	49,444	654	5.36
Installment loans to individuals	47,629	1,346	11.37	42,903	1,269	12.00
Previously securitized loans	6,421	1,578	98.84	14,375	1,756	49.54
Total loans	1,704,133	30,992	7.31	1,690,946	31,464	7.55
Securities:
Taxable	455,663	6,064	5.35	505,585	6,933	5.56
Tax-exempt (2)	37,723	614	6.55	40,413	658	6.60
Total securities	493,386	6,678	5.44	545,998	7,591	5.64
Deposits in depository institutions	8,697	65	3.01	13,033	117	3.64
Federal funds sold	-	-	-	19,533	257	5.32
Total interest-earning assets	2,206,216	37,735	6.88	2,269,510	39,429	7.05
Cash and due from banks	65,442			50,129
Bank premises and equipment	54,709			44,968
Other assets	186,273			169,046
Less: allowance for loan losses	(17,837)			(15,636)
Total assets	$2,494,803			$2,518,017

Liabilities
Interest-bearing demand deposits	$409,745	$712	0.70%	$430,201	$1,332	1.26%
Savings deposits	360,587	1,104	1.23	330,023	1,307	1.61
Time deposits	933,502	10,199	4.39	921,937	10,073	4.43
Short-term borrowings	127,793	1,145	3.60	146,455	1,513	4.19
Long-term debt	22,505	441	7.88	32,434	531	6.65
Total interest-bearing liabilities	1,854,132	13,601	2.95	1,861,050	14,756	3.22
Noninterest-bearing demand deposits	311,885			316,716
Other liabilities	28,770			31,234
Stockholders’ equity	300,016			309,017
Total liabilities and stockholders’ equity	$2,494,803			$2,518,017
Net interest income		$24,134			$24,673
Net yield on earning assets			4.40%			4.41%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended March 31,
	2008 vs. 2007
	Increase (Decrease)
	Due to Change In:
	Volume		Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate		$107	$925	$1,032
Home equity		410	(740)	(330)
Commercial, financial, and agriculture		635	(1,089)	(454)
Loans to depository institutions		(597)	(22)	(619)
Installment loans to individuals		141	(64)	77
Previously securitized loans		(980)	802	(178)
Total loans		(284)	(188)	(472)
Securities:
Taxable		(698)	(171)	(869)
Tax-exempt (1)		(35)	(9)	(44)
Total securities		(733)	(180)	(913)
Deposits in depository institutions		(39)	(13)	(52)
Federal funds sold		(258)	1	(257)
Total interest-earning assets		$(1,314)	$(380)	$(1,694)

Interest-bearing liabilities:
Demand deposits		$(64)	$(556)	$(620)
Savings deposits		122	(325)	(203)
Time deposits		127	(1)	125
Short-term borrowings		(194)	(174)	(367)
Long-term debt		(164)	74	(91)
Total interest-bearing liabilities	$	(173)	$(982)	$(1,155)
Net Interest Income		$(1,141)	$602	$(539)

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.9 million in the first three months of 2008 and $0.9 million in the first three months of 2007.  The provision for loan losses recorded during the first quarter of 2008 reflects the difficulties of certain commercial borrowers of the Company during the quarter, the downgrade of their related credits, and management’s assessment of the impact of these difficulties on the ultimate collectability of the loans.  Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with growth and changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio at March 31, 2008.
The Company had net charge-offs of $0.9 million for the first quarter of 2008, with depository accounts representing $0.3 million (or approximately 32.3%) of this total. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges and has been steadily growing as the core base of checking accounts has grown. Net charge-offs on commercial and residential loans were $0.4 and $0.2 million, respectively, for the first quarter.  Charge-offs for commercial loans were primarily related to a specific credit that had been appropriately considered in establishing the allowance for loans losses in prior periods.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased slightly from 1.20% at December 31, 2007 to 1.21% at March 31, 2008.  Based on our analysis, the Company believes that the reserves allocated to the substandard and nonperforming loans after considering the value of the collateral securing such loans are adequate to cover losses that may result from these loans.  The Company’s ratio of non-performing assets to total loans and other real estate owned is 26 basis points lower than that of our peer group (bank holding companies with total assets between $1 and $5 billion), which reported average non-performing assets as a percentage of loans and other real estate owned of 1.47% for the most recently reported quarter ended December 31, 2007.

The allowance allocated to the commercial loan portfolio (see Table Five) increased $0.6 million, or 5.8%, from $11.1 million at December 31, 2007 to $11.7 million at March 31, 2008.  This increase was attributable to recent trends in the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Five) increased $0.4 million, or 12.0% from  $3.6 million at December 31, 2007 to $4.0 million at March 31, 2008.  This increase was primarily due to difficulties experienced by a specific residential real estate loan customer during the three months ended March 31, 2008.
The allowance allocated to the consumer loan portfolio (see Table Five) remained consistent at $0.3 million at December 31, 2007 and March 31, 2008.
The allowance allocated to overdraft deposit accounts (see Table Five) remained stable at $2.5 million for December 31, 2007 and March 31, 2008.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2008, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Three
Analysis of the Allowance for Loan Losses
	Three months ended March 31,		Year ended December 31,
(in thousands)	2008	2007	2007

Balance at beginning of period	$17,581	$15,405	$15,405

Charge-offs:
Commercial, financial, and agricultural	(406)	(35)	(514)
Real estate-mortgage	(274)	(111)	(1,006)
Installment loans to individuals	(75)	(84)	(343)
Overdraft deposit accounts	(984)	(860)	(3,789)
Total charge-offs	(1,739)	(1,090)	(5,652)

Recoveries:
Commercial, financial, and agricultural	13	148	231
Real estate-mortgage	27	15	87
Installment loans to individuals	108	132	416
Overdraft deposit accounts	694	573	1,744
Total recoveries	842	868	2,478
Net charge-offs	(897)	(222)	(3,174)
Provision for loan losses	1,883	900	5,350
Balance at end of period	$18,567	$16,083	$17,581

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.21)%	(0.05)%	(0.18)%
Provision for loan losses (annualized)	0.44%	0.21%	0.31%
As a Percent of Non-Performing Loans:
Allowance for loan losses	113.55%	235.75%	104.49%

1)
The above table reflects reclassifications from the information furnished in a Form 8-K filing made on April 25, 2008.  The Company has reclassified $283,000 of losses previously netted against Service Charges income to the Provision for Loan Losses.  Such reclassification increased the Provision for Loan Losses by $283,000 and increased Service Charges income by $283,000 and did not affect net income or the Allowance for Loan Losses at March 31, 2008.

Table Four
Non-Performing Assets
	As of March 31,		As of December 31,
(in thousands)	2008	2007	2007

Non-accrual loans	$15,840	$6,714	$16,437
Accruing loans past due 90 days or more	257	108	314
Previously securitized loans past due 90 days or more	255	-	76
Total non-performing loans	16,352	6,822	16,827
Other real estate, excluding property associated withpreviously securitized loans	4,192	290	4,163
Other real estate associated with previouslysecuritized loans	148	252	-
Total other real estate owned	4,340	542	4,163
Total non-performing assets	$20,692	$7,364	$20,990

Table Five
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(in thousands)	2008	2007	2007

Commercial, financial and agricultural	$11,682	$9,395	$11,097
Real estate-mortgage	4,038	3,937	3,605
Installment loans to individuals	298	583	347
Overdraft deposit accounts	2,549	2,168	2,532
Allowance for Loan Losses	$18,567	$16,083	$17,581

Previously Securitized Loans
As of March 31, 2008, the Company reported a carrying value of previously securitized loans of $6.0 million, while the actual outstanding contractual balance of these loans was $22.5 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first three months of 2008 and 2007, the Company recognized $1.6 million and $1.8 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three months ended March 31, 2008 and 2007 are summarized in the following table:
	Three months ended March 31,
(in thousands)	2008	2007

Principal receipts	$3,038	$3,542
Interest income receipts	899	1,109
Total cash receipts	$3,937	$4,651

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Estimated Balance:

December 31, 2008	$5 million
December 31, 2009	4 million
December 31, 2010	3 million
December 31, 2011	2 million

Non-Interest Income and Non-Interest Expense
Three Months Ended March 31, 2008 vs. 2007
Non-Interest Income: During the first quarter of 2008, the Company recognized a $3.3 million gain in connection with Visa’s successful initial public offering (“IPO”) completed in March 2008.  The Company received approximately $2.3 million on the partial redemption of its equity interest in Visa.  The Company’s remaining Class B shares will be converted to Class A shares on the third anniversary of Visa’s IPO or upon Visa’s settlement of certain litigation matters, whichever is later.  The unconverted Class B shares are not reflected in the Company’s balance sheet at March 31, 2008 as the Company has no historical basis in these shares.  Visa also escrowed a portion of the proceeds from the IPO to satisfy approximately $1.0 million of liabilities that represented the Company’s proportionate share of legal judgments and settlements related to Visa litigation with American Express and Discover Financial Services
Exclusive of investment gains, the gain from the Visa IPO, and the gain from the sale of the Company’s merchant credit card portfolio in the first quarter of 2007, non-interest income increased $1.1 million to $14.0 million in the first quarter of 2008 as compared to $12.9 million in the first quarter of 2007.  The largest source of non-interest income is service charges from depository accounts, which increased $1.2 million, or 12.0%, from $10.1 million during the first quarter of 2007 to $11.2 million during the first quarter of 2008.
.Non-Interest Expense: During the first quarter of 2008, the Company fully redeemed $16.0 million of 9.15% trust preferred securities that had been issued in 1998.  As a result of this redemption, the Company incurred charges of $1.2 million to fully amortize issuance costs incurred in 1998 and for the early redemption premium.  Excluding the loss on the early redemption of the trust preferred securities, non-interest expenses increased $1.1 million from $17.6 million in the first quarter of 2007 to $18.7 million in the first quarter of 2008.  Salaries and employee benefits increased $0.3 million, or 3.4%, from the first quarter of 2007 due in part to additional staffing for new retail locations.  Other expenses also include increased charitable contributions of approximately $0.5 million.

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
However, it is important to understand that a parallel downward shift of 100 basis points in interest rates from the current rate would result in both a 1.25% Fed Funds rate and long-term interest rates of approximately 1.00%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years.  Based upon the Company’s belief that the likelihood of an immediate 200 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 100 basis points from current rates.
The Company has entered into interest rate floors with a total notional value of $600 million at March 31, 2008, with maturities between May 2008 and June 2011 to facilitate the management of its short-term interest rate risk.  These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans.  Please refer to Note C on page 9 for further discussion of the use and accounting for such derivative instruments.
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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2008:
+300	5.25%	-%	+10.1%
+200	4.25	(0.5)	+7.1
+100	3.25	(0.8)	+3.1
-100	1.25	(0.1)	(5.8)

December 31, 2007:
+300	6.50%	+6.2%	+14.4%
+200	5.50	+3.4	+10.2
+100	4.50	+0.9	+6.1
-100	2.50	+0.5	+2.8
-200	1.50	+1.0	+3.2

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2008 and beyond.  The results above do not necessarily imply that the Company will experience decreases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. During 2006 and 2007, City National received regulatory approval to pay $146.4 million of cash dividends to the Parent Company, while generating net profits of $104.8 million.  Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2008.  Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $1.0 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.9 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2008.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.4 million of additional cash over the next 12 months. As of March 31, 2008, the Parent Company reported a cash balance of $0.8 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2008 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2008, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2008, City National has the capacity to borrow an additional $167.4 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Also, City National maintains a significant percentage (93.2%, or $464.2 million at March 31, 2008) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 66.8% as of March 31, 2008 and deposit balances fund 79.9% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $498.0 million at March 31, 2008, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $201.4 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.3% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $6.5 million of cash from operating activities during the first three months of 2008, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $17.0 million of cash in investing activities during the first three months of 2008 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $13.0 million of cash from financing activities during the first three months of 2008, primarily from increases in deposit accounts of $28.5 million and the proceeds of long term debt of $16.5 million.  These increases were partially offset by the redemption of trust preferred stock of $17.6 million, cash dividends paid to the Company’s common stockholders of $5.5 million, and the purchase of treasury stock of $3.7 million.
Capital Resources
During the first three months of 2008, Shareholders’ Equity increased $10.8 million, or 3.7%, from $294.0 million at December 31, 2007 to $304.8 million at March 31, 2008.  This increase was primarily due to reported net income of $13.0 million, unrealized gains on interest rate floors of $4.9 million, and unrealized gains on available for sale securities of $1.7 million.  These increases were partially offset by dividends declared during the year of $5.5 million and common stock purchases of $3.7 million.

During August 2007, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 104,960 shares were repurchased during the first three months of 2008 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of March 31, 2008, the Company may repurchase an additional 437,528 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2008	2007
City Holding:
Total	8.0%	10.0%	15.0%	15.1%
Tier I Risk-based	4.0	6.0	14.0	14.1
Tier I Leverage	4.0	5.0	10.5	10.3
City National:
Total	8.0%	10.0%	13.5%	13.5%
Tier I Risk-based	4.0	6.0	12.4	12.5
Tier I Leverage	4.0	5.0	9.2	9.1

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  During the quarter ended March 31, 2008, the Company converted from Jack Henry’s Banker II core system to Jack Henry’s SilverLake core system.  The core system is used to process and accumulate data that is ultimately used for financial reporting.  The Company believes that this core system conversion represented a material change to the Company’s internal control over financial reporting.  There were other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

	January 1 – January 31, 2008	30,150	$32.51	30,150	512,338

	February 1 – February 29, 2008	-	$-	-	512,338

	March 1 – March 31, 2008	74,810	$36.51	74,810	437,528

(a) In August 2007, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities.				None.

Item 4.	Submission of Matters to a Vote of Security Holders.				None.

Item 5.	Other Information.				None.

Item 6.	Exhibits.
(a) Exhibits
	10(o)	Amended and Restated Declaration of Trust City Holding Capital Trust III, dated as of March 27, 2008
	10(p)	Junior Subordinated Indenture, dated as of March 27, 2008, between City Holding Company and Wells Fargo, National Association, as Trustee
	10(q)	City Holding Company Guarantee Agreement, dated as of March 27, 2008
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: May 8, 2008