Form 10-Q
period 2008-06-30
CITY HOLDING CO
filed 2008-08-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2008
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

Common stock, $2.50 Par Value – 16,133,915 shares as of August 4, 2008.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	June 30	December 31
	2008	2007
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$59,270	$64,726
Interest-bearing deposits in depository institutions	10,601	9,792
Cash and Cash Equivalents	69,871	74,518

Investment securities available for sale, at fair value	406,130	382,098
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2008 and December 31, 2007 - $31,699 and $35,198, respectively)	33,646	34,918
Total Investment Securities	439,776	417,016

Gross loans	1,750,047	1,767,021
Allowance for loan losses	(17,959)	(17,581)
Net Loans	1,732,088	1,749,440

Bank owned life insurance	68,894	64,467
Premises and equipment	56,492	54,635
Accrued interest receivable	9,923	11,254
Net deferred tax asset	23,001	20,633
Intangible assets	57,893	58,238
Other assets	36,898	32,566
Total Assets	$2,494,836	$2,482,767
Liabilities
Deposits:
Noninterest-bearing	$326,734	$314,231
Interest-bearing:
Demand deposits	418,835	397,510
Savings deposits	362,828	350,607
Time deposits	899,910	927,733
Total Deposits	2,008,307	1,990,081

Short-term borrowings	136,820	161,916
Long-term debt	21,384	4,973
Other liabilities	26,269	31,803
Total Liabilities	2,192,780	2,188,773

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2008 and December 31, 2007, less 2,365,367 and 2,292,357 shares in treasury, respectively	46,249	46,249
Capital surplus	102,962	103,390
Retained earnings	239,838	224,386
Cost of common stock in treasury	(83,275)	(80,664)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale	(6,949)	(1,783)
Unrealized gain on derivative instruments	5,205	4,390
Underfunded pension liability	(1,974)	(1,974)
Total Accumulated Other Comprehensive Income	(3,718)	633
Total Shareholders’ Equity	302,056	293,994
Total Liabilities and Shareholders’ Equity	$2,494,836	$2,482,767

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$30,416	$31,947	$61,408	$63,411
Interest on investment securities:
Taxable	6,120	6,752	12,184	13,686
Tax-exempt	381	427	780	855
Interest on deposits in depository institutions	51	113	116	230
Interest on federal funds sold	-	291	-	547
Total Interest Income	36,968	39,530	74,488	78,729

Interest Expense
Interest on deposits	10,519	13,077	22,534	25,788
Interest on short-term borrowings	663	1,694	1,808	3,207
Interest on long-term debt	312	425	753	957
Total Interest Expense	11,494	15,196	25,095	29,952
Net Interest Income	25,474	24,334	49,393	48,777
Provision for loan losses	850	1,600	2,733	2,500
Net Interest Income After Provision for Loan Losses	24,624	22,734	46,660	46,277

Non-interest Income
Investment securities gains	-	45	2	45
Service charges	11,269	11,426	22,543	21,489
Insurance commissions	1,168	832	2,206	1,844
Trust and investment management fee income	449	437	1,081	1,005
Bank owned life insurance	750	585	1,426	1,281
Gain on sale of retail credit card portfolio and merchantagreements	-	-	-	1,500
VISA IPO Gain	-	-	3,289	-
Other income	559	364	966	877
Total Non-interest Income	14,195	13,689	31,513	28,041

Non-interest Expense
Salaries and employee benefits	9,517	8,912	18,880	17,969
Occupancy and equipment	1,701	1,525	3,298	3,162
Depreciation	1,087	1,109	2,220	2,179
Professional fees	427	385	794	788
Postage, delivery, and statement mailings	618	569	1,272	1,346
Advertising	643	880	1,260	1,732
Telecommunications	440	460	858	915
Bankcard expenses	640	597	1,261	1,115
Insurance and regulatory	333	383	671	768
Office supplies	504	442	961	897
Repossessed asset losses (gains), net of expenses	91	9	123	(5)
Loss on early extinguishment of debt	-	-	1,208	-
Other expenses	2,760	2,254	5,854	4,256
Total Non-interest Expense	18,761	17,525	38,660	35,122
Income Before Income Taxes	20,058	18,898	39,513	39,196
Income tax expense	6,679	6,576	13,096	13,643
Net Income	13,379	12,322	26,417	25,553

Basic earnings per common share	$0.83	$0.72	$1.64	$1.48
Diluted earnings per common share	$0.83	$0.72	$1.63	$1.48
Dividends declared per common share	$0.34	$0.31	$0.68	$0.62
Average common shares outstanding:
Basic	16,103	17,100	16,124	17,230
Diluted	16,167	17,158	16,186	17,292

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2008 and 2007
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2006	$46,249	$104,043	$194,213	$(33,669)	$(5,529)	$305,307
Comprehensive income:
Cumulative effect of adopting FIN 48			(125)			(125)
Net income			25,553			25,553
Other comprehensive loss, net of deferred income taxes of $2,079:
Unrealized losses on available-for-sale securities of $3,530, net of taxes					(2,118)	(2,118)
Net unrealized loss on interest rate floors of $1,667, net of taxes					(1,000)	(1,000)
Total comprehensive income						22,310
Cash dividends declared ($0.62 per share)			(10,598)			(10,598)
Issuance of stock awards, net		(483)		801		318
Exercise of 7,300 stock options		(141)		295		154
Excess tax benefit on stock-based compensation		3				3
Purchase of 580,200 treasury shares				(22,711)		(22,711)
Balances at June 30, 2007	$46,249	$103,422	$209,043	$(55,284)	$(8,647)	$294,783

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2007	$46,249	$103,390	$224,386	$(80,664)	$633	$293,994
Comprehensive income:
Net income			26,417			26,417
Other comprehensive loss, net of deferred income taxes of $2,901:
Unrealized losses on available-for-sale securities of $8,612, net of taxes					(5,166)	(5,166)
Net unrealized gain on interest rate floors of $1,358, net of taxes					815	815
Total comprehensive income						22,066
Cash dividends declared ($0.68 per share)			(10,965)			(10,965)
Issuance of stock awards, net		(133)		473		340
Exercise of 18,075 stock options		(318)		633		315
Excess tax benefit on stock-based compensation		23				23
Purchase of 104,960 treasury shares				(3,717)		(3,717)
Balances at June 30, 2008	$46,249	$102,962	$239,838	$(83,275)	$(3,718)	$302,056

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Six Months Ended June 30
	2008	2007

Operating Activities
Net income	$26,417	$25,553
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(777)	(1,027)
Provision for loan losses	2,733	2,500
Depreciation of premises and equipment	2,220	2,179
Deferred income tax expense (benefit)	533	(693)
Net periodic employee benefit cost	24	118
Gain on sale of credit card merchant agreements	-	(1,500)
Loss on early extinguishment of debt	1,208	-
Loss on disposal of premises and equipment	111	-
Realized investment securities (gains)	(2)	(45)
Proceeds from bank-owned life insurance	-	204
Increase in value of bank-owned life insurance	(1,427)	(1,281)
Increase in accrued interest receivable	1,331	741
Increase in other assets	(6,305)	(1,341)
Decrease in other liabilities	(5,679)	(2,097)
Net Cash Provided by Operating Activities	20,387	23,311

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	1,220	5,707
Proceeds from sale of money market and mutual fund securities available-for-sale	612,600	533,960
Purchases of money market and mutual fund securities available-for-sale	(618,517)	(571,557)
Proceeds from sales of securities available-for-sale	2,591	1,034
Proceeds from maturities and calls of securities available-for-sale	31,750	53,322
Purchases of securities available-for-sale	(61,408)	(1,925)
Net decrease (increase) in loans	16,632	(52,374)
Sales of premises and equipment	337	-
Purchases of premises and equipment	(4,525)	(6,413)
Proceeds from sale of credit card merchant agreements	-	1,650
Investment in bank-owned life insurance	(3,000)	-
Redemption of VISA stock	2,334	-
Net Cash Used in Investing Activities	(19,986)	(36,596)

Financing Activities
Net increase in noninterest-bearing deposits	12,503	8,734
Net increase in interest-bearing deposits	5,723	19,737
Net (decrease) increase in short-term borrowings	(8,260)	1,941
Proceeds from long-term debt	16,495	-
Repayment of long-term debt	(58)	(106)
Redemption of trust preferred securities	(17,568)	-
Purchases of treasury stock	(3,717)	(22,711)
Proceeds from exercise of stock options	315	154
Excess tax benefits from stock-based compensation arrangements	23	3
Dividends paid	(10,504)	(10,245)
Net Cash Used in Financing Activities	(5,048)	(2,493)
Decrease in Cash and Cash Equivalents	(4,647)	(15,778)
Cash and cash equivalents at beginning of period	74,518	110,448
Cash and Cash Equivalents at End of Period	$69,871	$94,670

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2008. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

	As of and for the Six Months Ended		As of and for the Year Ended
	June 30,		December 31,
( in thousands)	2008	2007	2007

Previously Securitized Loans:
Total principal amount of loans outstanding	$21,116	$28,375	$24,062
Discount	(15,863)	(18,054)	(17,170)
Net book value	$5,253	$10,321	$6,892

Principal amount of loans between 30 and 89 days past due	$596	$754	$1,099
Principal amount of loans 90 days and above past due	36	45	76
Net credit recoveries during the period	248	1,916	2,938

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and six months ended June 30, 2008 and 2007, or for the year ending December 31, 2007.
As of June 30, 2008, the Company reported a book value of previously securitized loans of $5.3 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2008 was $21.1 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended June 30, 2008 and 2007, the Company recognized $1.5 million and $1.9 million, respectively, of interest income from its previously securitized loans.  During the first six months of 2008 and 2007, the Company recognized $3.1 million and $3.6 million, respectively, of interest income from its previously securitized loans.

Note C –Derivative Instruments
The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of June 30, 2008, the Company has entered into seven interest rate floor contracts with a total notional amount of $500 million, which are designated as cash flow hedges.  The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $500 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.
The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.
	June 30, 2008		December 31, 2007
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$500,000	$12,198	$500,000	$11,362

The weighted-average strike rates for interest rate floors outstanding at June 30, 2008 range from 6.00% to 8.00%.

  Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense.  The Company recognized the decrease in market value of $0.8 million, net of taxes, in Other Comprehensive Income for the six months ended June 30, 2008 on these derivative instruments.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	June 30, 2008	December 31, 2007

Security repurchase agreements	$136,820	$119,554
Short-term advances	-	25,526
Junior subordinated debentures owed to City Holding CapitalTrust	-	16,836
Total short-term borrowings	$136,820	$161,916

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

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	June 30, 2008	Weighted Average Interest Rate

FHLB Advances	2009	$3,299	6.13%
FHLB Advances	2010	1,000	5.98%
FHLB Advances	2011	590	4.46%
Junior subordinated debentures owed to City Holding CapitalTrust III	2038 (a)	16,495	6.31%
Total long-term debt		$21,384

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:
	2008		2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	305,909	$32.05	271,709	$30.51
Granted	11,500	40.88	47,500	39.34
Exercised	(18,075)	17.44	(7,300)	21.17
Forfeited	-	-	(3,000)	34.45
Outstanding at June 30	299,334	$33.23	308,909	$32.05

Additional information regarding stock options outstanding and exercisable at June 30, 2008, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	2,100	$13.30	43	$58	2,100	$13.30	43	$58
$28.00 - $33.90	198,734	30.82	69	1,978	158,609	30.59	66	1,615
$35.36 - $40.88	98,500	38.52	100	223	38,750	36.88	90	151
	299,334			$2,259	199,459			$1,824

Proceeds from stock option exercises totaled $0.3 million and $0.2 million during the six months ended June 30, 2008 and June 30, 2007, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2008 and June 30, 2007 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was $0.4 million and $0.1 million during the six months ended June 30, 2008 and June 30, 2007, respectively.
Stock-based compensation expense totaled $0.1 million for both the six months ended June 30, 2008 and June 30, 2007.  Unrecognized stock-based compensation expense related to stock options totaled $0.7 million at June 30, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.9 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended June 30:

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $1.2 million at June 30, 2008. At June 30, 2008, this unrecognized expense is expected to be recognized over 3.7 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the six months ended June 30:
	2008		2007
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	31,818		15,600
Granted	8,325	$40.88	16,150	$39.53
Forfeited/Vested	(3,800)		(1,266)
Outstanding at June 30	36,343		30,484

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for the six month periods ended June 30, 2008 and June 30, 2007.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $0.4 million to the Defined Benefit Plan during the six months ended June 30, 2007, while no such contribution was made during the six months ended June 30, 2008.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Components of net periodic cost:
Interest cost	$166	$164	332	$328
Expected return on plan assets	(217)	(185)	(434)	(370)
Net amortization and deferral	63	80	126	160
Net Periodic Pension Cost	$12	$59	24	$118

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

( in thousands)	June 30, 2008	December 31, 2007

Commitments to extend credit:
Home equity lines	$132,470	$135,255
Commercial real estate	37,460	47,529
Other commitments	173,977	163,332
Standby letters of credit	18,168	16,243
Commercial letters of credit	250	215

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Six months ended June 30,
(in thousands)	2008	2007

Net income	$26,417	$25,553

Unrealized security (losses) arising during the period	(8,612)	(3,530)
Reclassification adjustment for gains included in income	2	-
	(8,610)	(3,530)

Unrealized gains (losses) on interest rate floors	1,358	(1,667)
Other comprehensive income before income taxes	19,165	20,356
Tax effect	2,901	2,079
Total comprehensive income	$22,066	$22,435

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$13,379	$12,322	$26,417	$25,553

Average shares outstanding	16,103	17,100	16,124	17,230

Effect of dilutive securities:
Employee stock options	64	58	62	62

Shares for diluted earnings per share	16,167	17,158	16,186	17,292

Basic earnings per share	$0.83	$0.72	$1.64	$1.48
Diluted earnings per share	$0.83	$0.72	$1.63	$1.48

Options to purchase 47,500 shares of common stock at an exercise price of $39.34 per share were outstanding during the second quarter of 2007, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J –Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, (“SFAS No. 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company has delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.
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
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
The following table presents assets and liabilities measured at fair value on a recurring basis,
(in thousands) June 30, 2008	Total	Level 1	Level 2	Level 3
Assets:
Investment Securities Available for Sale	$398,576	$13,015	$385,561	$-
Derivatives (Interest Rate Floors)	12,198	-	12,198	-
Previously Securitized Loans	5,253	-	-	5,253

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the six months ended June 30, 2008.
(in thousands)	Previously Securitized Loans

Beginning balance, January 1, 2008	$6,892
Principal Receipts and Recoveries (net)	(1,639)
Ending Balance, June 30, 2008	$5,253

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At June 30, 2008, the Company has $13.2 million of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
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

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest will be recharacterized as a “noncontrolling interests” and should be reported as a component of equity. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, (“SFAS No. 161”),"Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133.  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2007. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.  The Company has an ongoing tax examination by the state of West Virginia for the years 2004 through 2006.  Based on information received to date, the Company is uncertain of the final results of this examination, but does not believe that the ultimate resolution of any matters that may result from this examination will have a material impact on its financial statements.
Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and page 30 provide management’s analysis of the Company’s previously securitized loans.  The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.  Please refer to Note B of Notes to Consolidated Financial Statements, on pages 8 - 9 for further discussion.
On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other than temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At June 30, 2008, the Company owned a portfolio of perpetual callable preferred securities, preferred securities, and trust preferred securities of Fannie Mae, Freddie Mac, and regional banks with a total book value of $154.6 million and unrealized losses of $13.9 million.  Due to the continued unrest in the residential and sub-prime markets and public speculation about the solvency and capital adequacy of Fannie Mae and Freddie Mac, these investments experienced further in declines in market value subsequent to June 30, 2008.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.  Based on the market information available the Company believes that the recent declines in market value are temporary and that the Company has the ability and intent to hold these securities until the temporary losses recover or the securities are called or mature.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.

Financial Summary
Six Months Ended June 30, 2008 vs. 2007
The Company reported consolidated net income of $26.4 million, or $1.63 per diluted common share, for the six months ended June 30, 2008, compared to $25.5 million, or $1.48 per diluted common share for the first six months of 2007. Return on average assets (“ROA”) was 2.11% and return on average equity (“ROE”) was 17.3% for the first six months of 2008, compared to 2.02% and 16.6%, respectively, for the first six months of 2007.
The Company’s net interest income for the first six months of 2008 increased $0.6 million compared to the first six months of 2007 (see Net Interest Income). The Company recorded a provision for loan losses of $2.7 million for the first six months of 2008 while $2.5 million was recorded for the first six months of 2007 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $3.5 million from the six months ended June 30, 2007, to the six months ended June 30, 2008.  During the first six months of 2008, the Company recognized a gain of $3.3 million in connection with Visa’s successful initial public offering (“IPO”).  During the first six months of 2007, the Company recognized a gain of $1.5 million from the sale of its existing merchant processing agreements (see Non-Interest Income).  Non-interest expenses increased $3.5 million from the six months ended June 30, 2007 as the Company incurred a loss of $1.2 million as a result of fully redeeming $16.0 million of 9.15% Trust Preferred Securities that had been issued in 1998 and increased charitable contributions by $1.0 million (see Non-Interest Expense).
Three Months Ended June 30, 2008 vs. 2007
The Company reported consolidated net income of $13.4 million, or $0.83 per diluted common share, for the three months ended June 30, 2008, compared to $12.3 million, or $0.72 per diluted common share for the second quarter of 2007. Return on average assets (“ROA”) was 2.14% and return on average equity (“ROE”) was 17.1% for second quarter of 2008, compared to 1.94% and 16.1%, respectively, for the second quarter of 2007.
The Company’s net interest income for the second quarter of 2008 increased $1.1 million compared to the second quarter of 2007 (see Net Interest Income). The Company recorded a provision for loan losses of $0.85 million for the second quarter of 2008 while $1.6 million was recorded for the second quarter of 2007 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.5 million from quarter ended June 30, 2007, to the quarter ended June 30, 2008.  Non-interest expenses increased $1.2 million from the six months ended June 30, 2007 as the Company increased charitable contributions by $0.5 million (see Non-Interest Expense).
Net Interest Income
Six Months Ended June 30, 2008 vs. 2007
The Company’s tax equivalent net interest income increased $0.6 million, or 1.2%, from $49.2 million during the first six months of 2007 to $49.8 million during the first six months of 2008.  This increase is primarily attributable to interest expense on deposits and other interest bearing liabilities decreasing more quickly than interest income from loans and investments as a result of rate declines in the Federal Funds rate during 2008.  As a result of the Company’s positioning of its balance sheet, interest sensitive liabilities have repriced to lower levels at a faster rate than interest sensitive assets.  Additionally, the Company’s interest rate floors with a total notional value of $500 million have diminished the impact of falling rates on the Company’s interest income from variable rate loans.  Partially offsetting the reduction in interest expense from falling market rates was a decrease of $0.6 million in interest income from Previously Securitized Loans from the six months ended June 30, 2007 as the balances of these loans have decreased 53.9%.  The decrease in average balances was partially mitigated by an increase in the yield on these loans from 57.0% for the six months ended June 30, 2007 to 104.0% for the six months ended June 30, 2008.  The yield on the previously securitized loans has increased due to improved cash flows as net default rates have been less than previously estimated.  The default rates have decreased as a result of the Company’s assumption of the servicing of all of the pool balances during the second quarter of 2005.  Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries, but does not believe that continued net recoveries can be sustained indefinitely.

Three Months Ended June 30, 2008 vs. 2007
The Company’s tax equivalent net interest income increased $1.1 million, or 4.5%, from $24.6 million during the second quarter of 2007 to $25.7 million during the second quarter of 2008.  This increase is primarily attributable to interest expense on deposits and other interest bearing liabilities decreasing more quickly than interest income from loans and investments as a result of rate declines in the Federal Funds rate during 2008.  As a result of the Company’s positioning of its balance sheet, interest sensitive liabilities have repriced to lower levels at a faster rate than interest sensitive assets.  Additionally, the Company’s interest rate floors with a total notional value of $500 million have diminished the impact of falling rates on the Company’s interest income from variable rate loans.  The Company also benefited from an increase in its yield on taxable securities of nine basis points from the quarter ended June 30, 2007 and 16 basis points from the quarter ended March 31, 2008.  This increase was a result of the Company’s additional investments in preferred stocks and trust preferred securities primarily of regional banks during 2008.   Partially offsetting these increases from falling market rates was a decrease of $0.4 million in interest income from Previously Securitized Loans from the second quarter of 2007 as the balances of these loans have decreased 49.1%.  The decrease in average balances was partially mitigated by an increase in the yield on these loans from 66.4% for the second quarter of 2007 to 110.2% for the second quarter of 2008.  The yield on the previously securitized loans has increased due to improved cash flows as net default rates have been less than previously estimated.  The default rates have decreased as a result of the Company’s assumption of the servicing of all of the pool balances during the second quarter of 2005.  Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries, but does not believe that continued net recoveries can be sustained indefinitely.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Six months ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$600,262	$18,763	6.29%	$595,381	$17,872	6.05%
Home equity	351,850	12,876	7.36	324,820	12,544	7.79
Commercial financial and agriculture	704,381	23,941	6.84	668,888	25,343	7.64
Loans to depository institutions	2,335	35	3.01	54,586	1,452	5.36
Installment loans to individuals	51,648	2,743	10.68	44,564	2,588	11.71
Previously securitized loans	5,895	3,050	104.05	12,784	3,612	56.98
Total loans	1,716,371	61,408	7.19	1,701,023	63,411	7.52
Securities:
Taxable	451,137	12,184	5.43	502,707	13,686	5.49
Tax-exempt (2)	36,865	1,200	6.55	40,286	1,315	6.58
Total securities	488,002	13,384	5.52	542,993	15,001	5.57
Deposits in depository institutions	8,982	116	2.60	11,623	230	3.99
Federal funds sold	-	-	-	20,812	547	5.30
Total interest-earning assets	2,213,355	74,908	6.81	2,276,451	79,189	7.01
Cash and due from banks	60,174			50,424
Bank premises and equipment	55,355			46,142
Other assets	189,810			169,455
Less: allowance for loan losses	(18,282)			(15,887)
Total assets	$2,500,412			$2,526,585

Liabilities
Interest-bearing demand deposits	$411,606	$1,325	0.65%	$429,483	$2,641	1.24%
Savings deposits	360,916	1,934	1.08	337,153	2,736	1.64
Time deposits	921,462	19,275	4.21	922,460	20,411	4.46
Short-term borrowings	133,790	1,808	2.72	154,328	3,207	4.19
Long-term debt	21,953	753	6.90	27,145	957	7.11
Total interest-bearing liabilities	1,849,727	25,095	2.73	1,870,569	29,952	3.23
Noninterest-bearing demand deposits	317,504			317,382
Other liabilities	26,991			30,678
Stockholders’ equity	306,190			307,956
Total liabilities and stockholders’ equity	$2,500,412			$2,526,585
Net interest income		$49,813			$49,237
Net yield on earning assets			4.53%			4.36%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Six months ended June 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to Change In:
	Volume		Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate		$73	$818	$891
Home equity		523	(191)	332
Commercial, financial, and agriculture		674	(2,076)	(1,402)
Loans to depository institutions		(697)	(720)	(1,417)
Installment loans to individuals		206	(51)	155
Previously securitized loans		(976)	414	(562)
Total loans		(197)	(1,806)	(2,003)
Securities:
Taxable		(704)	(798)	(1,502)
Tax-exempt (1)		(56)	(59)	(115)
Total securities		(760)	(857)	(1,617)
Deposits in depository institutions		(26)	(88)	(114)
Federal funds sold		(274)	(273)	(547)
Total interest-earning assets		$(1,257)	$(3,024)	$(4,281)

Interest-bearing liabilities:
Demand deposits		$(55)	$(1,261)	$(1,316)
Savings deposits		97	(899)	(802)
Time deposits		(11)	(1,125)	(1,136)
Short-term borrowings		(214)	(1,185)	(1,399)
Long-term debt		(92)	(112)	(204)
Total interest-bearing liabilities	$	(275)	$(4,582)	$(4,857)
Net Interest Income		$(982)	$1,558	$576

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (3):
Residential real estate	$598,924	$9,348	6.28%	$596,246	$9,017	6.07%
Home equity	360,041	6,493	7.25	326,970	6,302	7.73
Commercial financial and agriculture	708,607	11,706	6.64	670,687	12,655	7.57
Loans to depository institutions	-	-	-	59,670	798	5.36
Installment loans to individuals	55,667	1,398	10.10	46,206	1,319	11.45
Previously securitized loans	5,370	1,471	110.17	11,210	1,856	66.41
Total loans	1,728,609	30,416	7.08	1,710,989	31,947	7.49
Securities:
Taxable	446,625	6,120	5.51	499,861	6,752	5.42
Tax-exempt (4)	35,994	585	6.54	40,160	658	6.57
Total securities	482,619	6,705	5.59	540,021	7,410	5.50
Deposits in depository institutions	9,266	51	2.17	10,227	113	4.43
Federal funds sold	-	-	-	22,077	291	5.29
Total interest-earning assets	2,220,494	37,172	6.73	2,283,314	39,761	6.98
Cash and due from banks	54,906			50,715
Bank premises and equipment	56,002			47,304
Other assets	193,346			169,860
Less: allowance for loan losses	(18,726)			(16,135)
Total assets	$2,506,022			$2,535,058

Liabilities
Interest-bearing demand deposits	$413,467	$613	0.60%	$428,772	$1,310	1.23%
Savings deposits	361,244	831	0.93	344,204	1,429	1.67
Time deposits	909,421	9,075	4.01	922,978	10,338	4.49
Short-term borrowings	139,787	663	1.91	162,115	1,694	4.19
Long-term debt	21,401	312	5.88	21,915	425	7.78
Total interest-bearing liabilities	1,845,320	11,494	2.51	1,879,984	15,196	3.24
Noninterest-bearing demand deposits	323,123			318,041
Other liabilities	25,214			30,109
Stockholders’ equity	312,365			306,924
Total liabilities and stockholders’ equity	$2,506,022			$2,535,058
Net interest income		$25,678			$24,565
Net yield on earning assets			4.65%			4.32%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended June 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to Change In:
	Volume		Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate		$40	$291	$331
Home equity		636	(445)	191
Commercial, financial, and agriculture		714	(1,663)	(949)
Loans to depository institutions		(796)	(2)	(798)
Installment loans to individuals		269	(190)	79
Previously securitized loans		(964)	579	(385)
Total loans		(101)	(1,430)	(1,531)
Securities:
Taxable		(717)	85	(632)
Tax-exempt (1)		(68)	(5)	(73)
Total securities		(785)	80	(705)
Deposits in depository institutions		(11)	(51)	(62)
Federal funds sold		(290)	(1)	(291)
Total interest-earning assets		$(1,187)	$(1,402)	$(2,589)

Interest-bearing liabilities:
Demand deposits		$(47)	$(650)	$(697)
Savings deposits		71	(669)	(598)
Time deposits		(151)	(1,112)	(1,263)
Short-term borrowings		(233)	(798)	(1,031)
Long-term debt		(10)	(103)	(113)
Total interest-bearing liabilities	$	(370)	$(3,332)	$(3,702)
Net Interest Income		$(817)	$1,930	$1,113

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $2.7 million in the first six months of 2008 and $2.5 million in the first six months of 2007.  The provision for loan losses recorded during the first six months of 2008 reflects the difficulties of certain commercial borrowers of the Company during the quarter, the downgrade of their related credits, and management’s assessment of the impact of these difficulties on the ultimate collectability of the loans.  Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with growth and changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio at June 30, 2008.
The Company had net charge-offs of $2.4 million for the first six months of 2008.  Net charge-offs on commercial and residential loans were $1.4 and $0.4 million, respectively, for the six months ended June 30, 2008.  Charge-offs for commercial loans were primarily related to three specific credits that had been appropriately considered in establishing the allowance for loan losses in prior periods.  In addition, depository accounts net charge-offs were $0.6 million for the first six months of 2008. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned improved slightly from 1.21% at March 31, 2008 to 1.20% at June 30, 2008.  Based on our analysis, the Company believes that the allowance allocated to the substandard and nonperforming loans after considering the value of the collateral securing such loans is adequate to cover losses that may result from these loans.  The Company’s ratio of non-performing assets to total loans and other real estate owned is 62 basis points lower than that of our peer group (bank holding companies with total assets between $1 and $5 billion), which reported average non-performing assets as a percentage of loans and other real estate owned of 1.82% for the most recently reported quarter ended March 31, 2008.

The allowance allocated to the commercial loan portfolio (see Table Seven) remained flat at $11.1 million at December 31, 2007 and June 30, 2008 as commercial charge-offs were essentially offset by provision for loan losses attributable to commercial loans.
The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.6 million, or 15.9% from  $3.6 million at December 31, 2007 to $4.2 million at June 30, 2008.  This increase was primarily due to difficulties experienced by a specific residential real estate loan customer during the six months ended June 30, 2008.
The allowance allocated to the consumer loan portfolio (see Table Seven) remained consistent at $0.3 million at December 31, 2007 and June 30, 2008.
The allowance allocated to overdraft deposit accounts (see Table Seven) decreased $0.1 million, or 6.4% from $2.5 million at December 31, 2007 to $2.4 million at June 30, 2008.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2008, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Five
Analysis of the Allowance for Loan Losses
	Six months ended June 30,		Year ended December 31,
(in thousands)	2008	2007	2007

Balance at beginning of period	$17,581	$15,405	$15,405

Charge-offs:
Commercial, financial, and agricultural	(1,428)	(155)	(514)
Real estate-mortgage	(464)	(563)	(1,006)
Installment loans to individuals	(152)	(144)	(343)
Overdraft deposit accounts	(1,589)	(1,816)	(3,789)
Total charge-offs	(3,633)	(2,678)	(5,652)

Recoveries:
Commercial, financial, and agricultural	54	189	231
Real estate-mortgage	75	30	87
Installment loans to individuals	180	230	416
Overdraft deposit accounts	969	940	1,744
Total recoveries	1,278	1,389	2,478
Net charge-offs	(2,355)	(1,289)	(3,174)
Provision for loan losses	2,733	2,500	5,350
Balance at end of period	$17,959	$16,616	$17,581

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.27)%	(0.15)%	(0.18)%
Provision for loan losses (annualized)	0.32%	0.29%	0.31%
As a Percent of Non-Performing Loans:
Allowance for loan losses	122.89%	145.11%	104.49%

Table Six
Non-Performing Assets
	As of June 30,		As of December 31,
(in thousands)	2008	2007	2007

Non-accrual loans	$14,018	$11,194	$16,437
Accruing loans past due 90 days or more	431	212	314
Previously securitized loans past due 90 days or more	165	45	76
Total non-performing loans	14,614	11,451	16,827
Other real estate, excluding property associated withpreviously securitized loans	6,164	624	4,163
Other real estate associated with previouslysecuritized loans	321	231	-
Total other real estate owned	6,485	855	4,163
Total non-performing assets	$21,099	$12,306	$20,990

Table Seven
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(in thousands)	2008	2007	2007

Commercial, financial and agricultural	$11,148	$10,082	$11,097
Real estate-mortgage	4,177	3,982	3,605
Installment loans to individuals	265	404	347
Overdraft deposit accounts	2,369	2,148	2,532
Allowance for Loan Losses	$17,959	$16,616	$17,581

Previously Securitized Loans
As of June 30, 2008, the Company reported a carrying value of previously securitized loans of $5.3 million, while the actual outstanding contractual balance of these loans was $21.1 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the six months ended June 30, 2008 and for the year ended December 31, 2007, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first six months of 2008 and 2007, the Company recognized $3.1 million and $3.6 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the six months ended June 30, 2008 and 2007 are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Principal receipts	$3,038	$3,313	$3,038	$3,313
Interest income receipts	899	979	899	979
Total cash receipts	$3,937	$4,292	$3,937	$4,292

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:
As of:	Estimated Balance:

December 31, 2008	$5 million
December 31, 2009	4 million
December 31, 2010	3 million
December 31, 2011	2 million

Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2008 vs. 2007
Non-Interest Income: During the first six months of 2008, the Company recognized a $3.3 million gain in connection with Visa’s successful initial public offering (“IPO”) completed in March 2008.  The Company received approximately $2.3 million on the partial redemption of its equity interest in Visa.  The Company’s remaining Class B shares will be converted to Class A shares on the third anniversary of Visa’s IPO or upon Visa’s settlement of certain litigation matters, whichever is later.  The unconverted Class B shares are not reflected in the Company’s balance sheet at June 30, 2008 as the Company has no historical basis in these shares.  Visa also escrowed a portion of the proceeds from the IPO to satisfy approximately $1.0 million of liabilities that represented the Company’s proportionate share of legal judgments and settlements related to Visa litigation with American Express and Discover Financial Services
Exclusive of investment gains, the gain from the Visa IPO, and the gain from the sale of the Company’s merchant credit card portfolio in the first six months of 2007, non-interest income increased $1.7 million to $28.2 million in the first six months of 2008 as compared to $26.5 million in the first six months of 2007.  The largest source of non-interest income is service charges from depository accounts, which increased $1.0 million, or 4.9%, from $21.5 million during the first six months of 2007 to $22.5 million during the first six months of 2008.  In addition, insurance commission revenues increased $0.4 million, or 19.6%, from $1.8 million during the first six months of 2007 to $2.2 million during the first six months of 2008.
Non-Interest Expense: During the first six months of 2008, the Company fully redeemed $16.0 million of 9.15% trust preferred securities that had been issued in 1998.  As a result of this redemption, the Company incurred charges of $1.2 million to fully amortize issuance costs incurred in 1998 and for the early redemption premium.  Excluding the loss on the early redemption of the trust preferred securities, non-interest expenses increased $2.3 million from $35.1 million in the first six months of 2007 to $37.4 million in the first six months of 2008.  Salaries and employee benefits increased $0.9 million, or 5.1%, from the first six months of 2007 due in part to additional staffing for new retail locations.  Other expenses also include increased charitable contributions of approximately $1.0 million.
Three Months Ended June 30, 2008 vs. 2007
Non-Interest Income: Exclusive of investment gains, non-interest income increased $0.6 million to $14.2 million in the second quarter of 2008 as compared to $13.6 million in the second quarter of 2007.  Insurance commission revenues increased $0.3 million from the second quarter of 2007 primarily on the strength of the Company’s increased worker’s compensation commissions.  In addition, other income increased $0.2 million from the quarter ended June 30, 2007 as a result of income from an undesignated interest rate floor with a notional value of $100 million (which expired in May 2008) and bank owned life insurance revenues increased $0.2 million from the quarter ended June 30, 2007 as a result of the Company modifying this portfolio during 2008. These increases were partially offset by a modest decrease in service charges from depository accounts, which decreased $0.1 million, or 1.4%, from $11.4 million during the second quarter of 2007 to $11.3 million during the second quarter of 2008.

Non-Interest Expense: Non-interest expenses increased $1.3 million from $17.5 million in the second quarter of 2007 to $18.8 million in the second quarter of 2008.  Salaries and employee benefits increased $0.6 million, or 6.8%, from the second quarter of 2007 due in part to additional staffing for new retail locations.  Other expenses also include increased charitable contributions of approximately $0.5 million.  As noted with our March 31, 2008 results, the Company has increased its charitable contributions in 2008 in recognition of the Company’s strong financial performance between 2002 and 2007.
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
However, it is important to understand that a parallel downward shift of 100 basis points in interest rates from the current rate would result in both a 1.00% Fed Funds rate and long-term interest rates of approximately 1.00%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years.  Based upon the Company’s belief that the likelihood of an immediate 200 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 100 basis points from current rates.

The Company has entered into interest rate floors with a total notional value of $500 million at June 30, 2008, with maturities between November 2008 and June 2011 to facilitate the management of its short-term interest rate risk.  These derivative instruments provide the Company protection against the impact declining interest rates on future income streams from certain variable rate loans.  Please refer to Note C on page 9 for further discussion of the use and accounting for such derivative instruments.
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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2008:
+300	5.00%	(0.1)%	+5.1%
+200	4.00	(0.1)	+3.7
+100	3.00	(0.3)	+1.1
-100	1.00	0.5	(3.7)

December 31, 2007:
+300	6.50%	+6.2%	+14.4%
+200	5.50	+3.4	+10.2
+100	4.50	+0.9	+6.1
-100	2.50	+0.5	+2.8
-200	1.50	+1.0	+3.2

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
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $1.0 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.9 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2008.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.4 million of additional cash over the next 12 months. As of June 30, 2008, the Parent Company reported a cash balance of $4.2 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2008, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2008, City National has the capacity to borrow an additional $169.4 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systematic financial industry crisis. Also, City National maintains a significant percentage (92.3%, or $406.1 million at June 30, 2008) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 69.4% as of June 30, 2008 and deposit balances fund 80.5% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $439.8 million at June 30, 2008, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $184.5 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 44.4% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $20.4 million of cash from operating activities during the first six months of 2008, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $20.0 million of cash in investing activities during the first six months of 2008 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company used $5.0 million of cash in financing activities during the first six months of 2008, primarily from the redemption of trust preferred stock of $17.6 million, cash dividends paid to the Company’s common stockholders of $10.5 million, and the purchase of treasury stock of $3.7 million.  These decreases were partially offset by an increase in deposit accounts of $18.2 million and the proceeds of long term debt of $16.5 million.
Capital Resources
During the first six months of 2008, Shareholders’ Equity increased $8.1 million, or 2.7%, from $294.0 million at December 31, 2007 to $302.1 million at June 30, 2008.  This increase was primarily due to reported net income of $26.4 million and unrealized gains on interest rate floors of $0.8 million.   These increases were partially offset by dividends declared during the year of $11.0 million, unrealized losses on available for sale securities of $5.2 million, and common stock purchases of $3.7 million.
During August 2007, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 104,960 shares were repurchased during the first six months of 2008 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of June 30, 2008, the Company may repurchase an additional 437,528 shares from time to time depending on market conditions under the authorization.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2008	2007
City Holding:
Total	8.0%	10.0%	15.2%	15.1%
Tier I Risk-based	4.0	6.0	14.2	14.1
Tier I Leverage	4.0	5.0	10.8	10.3
City National:
Total	8.0%	10.0%	13.2%	13.5%
Tier I Risk-based	4.0	6.0	12.2	12.5
Tier I Leverage	4.0	5.0	9.2	9.1

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 30, 2008 at which time shareholders were asked to consider the following two proposals, which were more fully described in the Company’s definite proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 26, 2008:

1. To elect five Class III directors to serve for a term of three years.
2. To ratify the Board of Director’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for 2008.

The vote tabulation was as follows:

1. Election of five Class III directors to the Board of Directors:

Director Nominee	Votes For	Votes Withheld

Hugh R. Clonch	13,185,992	126,475
Robert D. Fisher	13,196,614	115,853
Jay C. Goldman	13,158,580	153,887
Charles R. Hageboeck	13,203,812	108,655
Philip L. McLaughlin	13,182,884	129,583

There were no broker non-votes in the election of directors.

2. Ratification of the Board of Directors appointment of Ernst & Young LLP as independent registered public accounting firm for City Holding Company for 2008:

Votes For	Against	Abstentions
13,158,651	92,133	61,683

There were no broker non-votes in the ratification of independent registered public accounting firm.

Item 5.	Other Information.	None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

Date: August 4, 2008