Form 10-Q
period 2008-09-30
CITY HOLDING CO
filed 2008-11-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value – 16,182,644 shares as of November 4, 2008.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional provision for loan losses due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates or decreased prepayments on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on this asset; (5) the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; and (14) the United States government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index

City Holding Company and Subsidiaries

Index

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	September 30 2008	December 31 2007
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$52,206	$64,726
Interest-bearing deposits in depository institutions	4,045	9,792
Cash and Cash Equivalents	56,251	74,518

Investment securities available for sale, at fair value	345,982	382,098
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2008 and December 31, 2007 - $22,997 and $35,198, respectively)	33,033	34,918
Total Investment Securities	379,015	417,016

Gross loans	1,777,731	1,767,021
Allowance for loan losses	(18,879)	(17,581)
Net Loans	1,758,852	1,749,440

Bank owned life insurance	69,660	64,467
Premises and equipment	59,574	54,635
Accrued interest receivable	9,733	11,254
Net deferred tax asset	41,173	20,633
Intangible assets	57,600	58,238
Other assets	33,707	32,566
Total Assets	$2,465,565	$2,482,767
Liabilities
Deposits:
Noninterest-bearing	$316,205	$314,231
Interest-bearing:
Demand deposits	404,593	397,510
Savings deposits	359,644	350,607
Time deposits	912,184	927,733
Total Deposits	1,992,626	1,990,081

Short-term borrowings	140,726	161,916
Long-term debt	21,075	4,973
Other liabilities	26,226	31,803
Total Liabilities	2,180,653	2,188,773

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2008 and December 31, 2007, less 2,316,638 and 2,292,357 shares in treasury, respectively	46,249	46,249
Capital surplus	102,831	103,390
Retained earnings	231,789	224,386
Cost of common stock in treasury	(81,480)	(80,664)
Accumulated other comprehensive (loss) income:
Unrealized loss on securities available-for-sale	(20,631)	(1,783)
Unrealized gain on derivative instruments	8,128	4,390
Underfunded pension liability	(1,974)	(1,974)
Total Accumulated Other Comprehensive (Loss) Income	(14,477)	633
Total Shareholders’ Equity	284,912	293,994
Total Liabilities and Shareholders’ Equity	$2,465,565	$2,482,767

See notes to consolidated financial statements.

Index

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$30,254	$32,721	$91,662	$96,131
Interest on investment securities:
Taxable	5,850	6,024	18,034	19,709
Tax-exempt	371	415	1,151	1,270
Interest on deposits in depository institutions	47	171	163	401
Interest on federal funds sold	-	266	-	815
Total Interest Income	36,522	39,597	111,010	118,326

Interest Expense
Interest on deposits	9,446	13,190	31,980	38,978
Interest on short-term borrowings	478	1,758	2,286	4,965
Interest on long-term debt	317	426	1,070	1,383
Total Interest Expense	10,241	15,374	35,336	45,326
Net Interest Income	26,281	24,223	75,674	73,000
Provision for loan losses	2,350	1,200	5,083	3,700
Net Interest Income After Provision for Loan Losses	23,931	23,023	70,591	69,300

Non-interest Income
Investment securities (losses) gains	(27,467)	(1)	(27,465)	45
Service charges	11,993	11,192	34,536	32,681
Insurance commissions	1,025	1,127	3,231	2,971
Trust and investment management fee income	640	523	1,721	1,529
Bank owned life insurance	767	596	2,193	1,877
Gain on sale of retail credit card merchant agreements	-	-	-	1,500
VISA IPO Gain	-	-	3,289	-
Other income	284	377	1,250	1,252
Total Non-interest Income	(12,758)	13,814	18,755	41,855

Non-interest Expense
Salaries and employee benefits	9,538	9,307	28,418	27,275
Occupancy and equipment	1,800	1,600	5,098	4,762
Depreciation	1,110	1,160	3,330	3,339
Professional fees	435	416	1,229	1,204
Postage, delivery, and statement mailings	636	641	1,908	1,988
Advertising	821	801	2,081	2,533
Telecommunications	496	438	1,354	1,352
Bankcard expenses	717	623	1,978	1,737
Insurance and regulatory	354	364	1,025	1,132
Office supplies	527	472	1,488	1,369
Repossessed asset losses (gains), net of expenses	314	(47)	437	(52)
Loss on early extinguishment of debt	-	-	1,208	-
Other expenses	2,498	2,256	8,352	6,514
Total Non-interest Expense	19,246	18,031	57,906	53,153
(Loss) Income Before Income Taxes	(8,073)	18,806	31,440	58,002
Income tax (benefit) expense	(5,516)	6,092	7,580	19,735
Net (Loss) Income	(2,557)	12,714	23,860	38,267

Basic (loss) earnings per common share	$(0.16)	$0.76	$1.48	$2.24
Diluted (loss) earnings per common share	$(0.16)	$0.76	$1.47	$2.24
Dividends declared per common share	$0.34	$0.31	$1.02	$0.93
Average common shares outstanding:
Basic	16,142	16,714	16,130	17,057
Diluted	16,195	16,767	16,189	17,116

See notes to consolidated financial statements.

Index

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2008 and 2007
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2006	$46,249	$104,043	$194,213	$(33,669)	$(5,529)	$305,307
Comprehensive income:
Cumulative effect of adopting FIN 48			(125)			(125)
Net income			38,267			38,267
Other comprehensive gains, net of deferred income taxes of $755:
Unrealized gains on available-for-sale securities of $138, net of taxes					83	83
Net unrealized gain on interest rate floors of $1,750, net of taxes					1,050	1,050
Total comprehensive income						39,400
Cash dividends declared ($0.93 per share)			(15,703)			(15,703)
Issuance of stock awards, net		(430)		802		372
Exercise of 7,300 stock options		(141)		295		154
Excess tax benefit on stock-based compensation		3				3
Purchase of 1,017,000 treasury shares				(37,688)		(37,688)
Balances at September 30, 2007	$46,249	$103,475	$216,652	$(70,260)	$(4,396)	$291,720

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2007	$46,249	$103,390	$224,386	$(80,664)	$633	$293,994
Comprehensive income:
Net income			23,860			23,860
Other comprehensive loss, net of deferred income taxes of $10,073:
Unrealized losses on available-for-sale securities of $31,413, net of taxes					(18,848)	(18,848)
Net unrealized gain on interest rate floors of $6,230, net of taxes					3,738	3,738
Total comprehensive income						8,750
Cash dividends declared ($1.02 per share)			(16,457)			(16,457)
Issuance of stock awards, net		(81)		491		410
Exercise of 66,254 stock options		(744)		2,410		1,666
Excess tax benefit on stock-based compensation		266				266
Purchase of 104,960 treasury shares				(3,717)		(3,717)
Balances at September 30, 2008	$46,249	$102,831	$231,789	$(81,480)	$(14,477)	$284,912

See notes to consolidated financial statements.

Index

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine Months Ended September 30
	2008	2007

Operating Activities
Net income	$23,860	$38,267
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(1,012)	(1,754)
Provision for loan losses	5,083	3,700
Depreciation of premises and equipment	3,330	3,339
Deferred income tax benefit	(10,467)	(472)
Net periodic employee benefit cost	36	177
Gain on sale of credit card merchant agreements	-	(1,500)
Loss on early extinguishment of debt	1,208	-
Loss on disposal of premises and equipment	125	-
Realized investment securities losses (gains)	27,465	(45)
Proceeds from bank-owned life insurance	-	205
Increase in value of bank-owned life insurance	(2,193)	(1,878)
Decrease in accrued interest receivable	1,521	82
Increase in other assets	(4,226)	(1,658)
Decrease in other liabilities	(5,561)	(2,980)
Net Cash Provided by Operating Activities	39,169	35,483

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	1,467	11,458
Proceeds from sale of money market and mutual fund securities available-for-sale	781,757	753,770
Purchases of money market and mutual fund securities available-for-sale	(781,623)	(775,703)
Proceeds from sales of securities available-for-sale	2,823	1,811
Proceeds from maturities and calls of securities available-for-sale	45,619	70,218
Purchases of securities available-for-sale	(71,470)	(12,085)
Net increase in loans	(11,615)	(41,388)
Sales of premises and equipment	340	15
Purchases of premises and equipment	(8,734)	(10,226)
Proceeds from sale of credit card merchant agreements	-	1,650
Investment in bank-owned life insurance	(3,000)	-
Redemption of VISA stock	2,334	-
Proceeds from sale of derivative instrument	5,669	-
Net Cash Used in Investing Activities	(36,433)	(480)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	1,974	(21,219)
Net increase in interest-bearing deposits	571	18,677
Net (decrease) increase in short-term borrowings	(4,631)	3,184
Proceeds from long-term debt	16,495	-
Repayment of long-term debt	(79)	(135)
Redemption of trust preferred securities	(17,569)	-
Purchases of treasury stock	(3,717)	(37,688)
Proceeds from exercise of stock options	1,666	154
Excess tax benefits from stock-based compensation arrangements	266	3
Dividends paid	(15,979)	(15,484)
Net Cash Used in Financing Activities	(21,003)	(52,508)
Decrease in Cash and Cash Equivalents	(18,267)	(17,505)
Cash and cash equivalents at beginning of period	74,518	110,448
Cash and Cash Equivalents at End of Period	$56,251	$92,943

See notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Note A – Basis of Presentation

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2008. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
( in thousands)	2008	2007	2007

Previously Securitized Loans:
Total principal amount of loans outstanding	$19,812	$25,947	$24,062
Discount	(15,292)	(17,630)	(17,170)
Net book value	$4,520	$8,317	$6,892

Principal amount of loans between 30 and 89 days past due	$558	$865	$1,099
Principal amount of loans 90 days and above past due	40	176	76
Net credit recoveries during the period	334	2,506	2,938

Index

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and nine months ended September 30, 2008 and 2007, or for the year ending December 31, 2007.

As of September 30, 2008, the Company reported a book value of previously securitized loans of $4.5 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2008 was $19.8 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.

For the three months ended September 30, 2008 and 2007, the Company recognized $1.3 million and $1.9 million, respectively, of interest income from its previously securitized loans.  During the first nine months of 2008 and 2007, the Company recognized $4.3 million and $5.5 million, respectively, of interest income from its previously securitized loans.

Note C –Derivative Instruments

The Company utilizes interest rate floors to mitigate exposure to interest rate risk.  As of September 30, 2008, the Company has entered into six interest rate floor contracts with a total notional amount of $400 million, which are designated as cash flow hedges.  The objective of these interest rate floors is to protect the overall cash flows from the Company’s portfolio of $400 million of variable-rate loans outstanding from the risk of a decrease in those cash flows.

The notional amounts and estimated fair values of interest rate floor derivative positions outstanding at period end are presented in the following table. The estimated fair values of the interest rate floors on variable-rate loans are based on quoted market prices.

	September 30, 2008		December 31, 2007
(in thousands)	Notional Value	Estimated Fair Value	Notional Value	Estimated Fair Value
Interest rate floors on variable-rate loans	$400,000	$11,171	$500,000	$11,362

The weighted-average strike rates for interest rate floors outstanding at September 30, 2008 range from 6.00% to 7.75%.

Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Company’s Asset and Liability Committee.

Index

For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense.  The Company recognized the increase in market value of $3.7 million, net of taxes, in Other Comprehensive Income for the nine months ended September 30, 2008 on these derivative instruments.

During the third quarter of 2008, the Company sold an interest rate floor with a notional value of $100 million, and a strike rate of 8.00%, that matured June 2011 in order to mitigate its risk associated with the counterparty of this interest rate floor.  The gain from this sale of $4.2 million will be recognized over the remaining life of the hedged loans.

Note D – Short-term borrowings

The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2008	December 31, 2007

Security repurchase agreements	$128,958	$119,554
Short-term advances	11,768	25,526
Junior subordinated debentures owed to City Holding Capital Trust	-	16,836
Total short-term borrowings	$140,726	$161,916

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

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	September 30, 2008	Weighted Average Interest Rate

FHLB Advances	2009	$3,010	6.05%
FHLB Advances	2010	1,000	5.98%
FHLB Advances	2011	570	4.45%
Junior subordinated debentures owed to City Holding Capital Trust III	2038 (a)	16,495	6.31%
Total long-term debt		$21,075

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

Index

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

Note F – Employee Benefit Plans

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2008		2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	305,909	$32.05	271,709	$30.51
Granted	11,500	40.88	47,500	39.34
Exercised	(66,254)	25.15	(7,300)	21.17
Forfeited	-	-	(3,000)	34.45
Outstanding at September 30	251,155	$34.23	308,909	$32.05

Additional information regarding stock options outstanding and exercisable at September 30, 2008, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	2,100	$13.30	40	$61	2,100	$13.30	40	$61
$28.00 - $33.90	150,555	31.70	70	1,588	112,180	31.66	68	1,188
$35.36 - $40.88	98,500	38.52	97	367	38,750	36.88	87	208
	251,155			$2,016	153,030			$1,457

Index

Proceeds from stock option exercises totaled $1.7 million and $0.2 million during the nine months ended September 30, 2008 and September 30, 2007, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2008 and September 30, 2007 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $1.1 million and $0.1 million during the nine months ended September 30, 2008 and September 30, 2007, respectively.

Stock-based compensation expense totaled $0.2 million for both the nine months ended September 30, 2008 and September 30, 2007.  Unrecognized stock-based compensation expense related to stock options totaled $0.6 million at September 30, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended September 30:

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $1.2 million at September 30, 2008. At September 30, 2008, this unrecognized expense is expected to be recognized over 3.4 years based on the weighted average-life of the restricted shares.

Index

A summary of the Company’s restricted shares activity and related information is presented below for the nine months ended September 30:

	2008		2007
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	31,818		15,600
Granted	8,825	$39.00	17,150	$39.16
Forfeited/Vested	(4,300)		(1,266)
Outstanding at September 30	36,343		31,484

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.5 million for the nine month periods ended September 30, 2008 and September 30, 2007.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains an October 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $1.3 million to the Defined Benefit Plan during the nine months ended September 30, 2007 while no such contribution was made during the nine months ended September 30, 2008.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Components of net periodic cost:
Interest cost	$166	$164	498	$492
Expected return on plan assets	(217)	(185)	(651)	(555)
Net amortization and deferral	63	80	189	240
Net Periodic Pension Cost	$12	$59	36	$177

Index

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

( in thousands)	September 30, 2008	December 31, 2007

Commitments to extend credit:
Home equity lines	$132,345	$135,255
Commercial real estate	41,252	47,529
Other commitments	199,864	163,332
Standby letters of credit	17,941	16,243
Commercial letters of credit	290	215

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income

The following table sets forth the computation of total comprehensive income:

	Nine months ended September 30,
(in thousands)	2008	2007

Net income	$23,860	$38,267

Unrealized security (losses) gains arising during the period	(34,644)	138
Reclassification adjustment for losses included in income	3,231	-
	(31,413)	138

Unrealized gains on interest rate floors	6,230	1,750
Other comprehensive (loss) income before income taxes	(25,183)	1,888
Tax effect	10,073	(755)
Total comprehensive income	$8,750	$39,400

Index

Note I – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net (loss) income	$(2,557)	$12,714	$23,860	$38,267

Average shares outstanding	16,142	16,714	16,130	17,057

Effect of dilutive securities:
Employee stock options	53	53	59	59

Shares for diluted (loss) earnings per share	16,195	16,767	16,189	17,116

Basic (loss) earnings per share	$(0.16)	$0.76	$1.48	$2.24
Diluted (loss) earnings per share	$(0.16)	$0.76	$1.47	$2.24

Options to purchase 89,750 shares of common stock at an exercise price between $36.25 and $39.34 per share were outstanding during the third quarter of 2007, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.  No shares were anti-dilutive at September 30, 2008.

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

Index

Securities Available for Sale.  Securities available for sale are reported at fair value utilizing Level 1, Level 2, and Level 3 inputs.  The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Securities available for sale measured at fair value using Level 3 inputs are comprised of income notes with a total book value of $0.3 million for which there is not an active market.  The Company uses multiple input factors to determine the fair value of these securities that include the structure of the income note in relation to the current level of deferrals and/or defaults, changes in credit ratings of the debtors within the underlying securities, financial conditions of the debtors within the underlying securities, and broker quotes for securities with similar structure and credit risk.

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The following table presents assets and liabilities measured at fair value on a recurring basis,

(in thousands)
September 30, 2008	Total	Level 1	Level 2	Level 3
Assets:
Investment Securities Available for Sale	$336,552	$8,850	$327,435	$267
Derivatives (Interest Rate Floors)	11,171	-	11,171	-
Previously Securitized Loans	4,520	-	-	4,520

Index

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the nine months ended September 30, 2008.

(in thousands)	Previously Securitized Loans	Investment Securities Available for Sale

Beginning balance, January 1, 2008	$6,892	$-
Principal Receipts and Recoveries (net)	(2,372)	-
Transfers into Level 3	-	267
Ending Balance, September 30, 2008	$4,520	$267

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At September 30, 2008, the Company has $13.1 million of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.

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

Index

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest will be recharacterized as a “noncontrolling interest” and should be reported as a component of equity. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

Index

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. FIN 48 also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.  The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease of $0.1 million to the January 1, 2007 retained earnings balance.  The Company includes interest and penalties related to income tax liabilities in income tax expense.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.

Index

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the year ended December 31, 2007.  A tax examination by the State of West Virginia for the years 2004 through 2006 was completed during the third quarter of 2008.  The final results of this examination did not have a material impact on the Company’s financial statements.

The Company’s effective income tax rate is based upon the expected tax rate for the year ending December 31, 2008, excluding impairment losses and the realization of previously unrecognized tax positions.  Excluding the impact of these items, the Company’s effective income tax rate for the nine months ended September 30, 2008 was 33.4% and for the third quarter of 2008 was 33.9% compared to 33.8% for the year ended December 31 2007, and 33.4% for the quarter ended September 30, 2007.

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

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other than temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As a result of this review and recent events regarding Freddie Mac and Fannie Mae, the Company recognized $27.5 million of other than temporary impairment charges during the quarter ended September 30, 2008.  These impairment charges were related to agency preferreds ($21.1 million compared to a book value of $22.7 million), pooled bank trust preferreds ($4.3 million compared to a book value of $22.3 million), income notes ($1.1 million compared to a book value of $2.0 million), and corporate debt securities ($1.0 million compared to a book value of $24.6 million).  At September 30, 2008, the Company’s portfolio of perpetual callable preferred securities, preferred securities, and trust preferred securities primarily invested in regional banks have a total book value of $134.2 million and unrealized losses of $43.0 million.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.  Based on the market information available the Company believes that the recent declines in market value are temporary and that the Company has the ability and intent to hold these securities until the temporary losses recover or the securities are called or mature.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.

Index

Financial Summary

Nine Months Ended September 30, 2008 vs. 2007

The Company reported consolidated net income of $23.9 million, or $1.47 per diluted common share, for the nine months ended September 30, 2008, compared to $38.3 million, or $2.24 per diluted common share for the first nine months of 2007. Return on average assets (“ROA”) was 1.27% and return on average equity (“ROE”) was 10.3% for the first nine months of 2008, compared to 2.03% and 16.8%, respectively, for the first nine months of 2007.

The Company’s net interest income for the first nine months of 2008 increased $2.7 million compared to the first nine months of 2007 (see Net Interest Income). The Company recorded a provision for loan losses of $5.1 million for the first nine months of 2008 while $3.7 million was recorded for the first nine months of 2007 (see Allowance and Provision for Loan Losses).  The Company recorded $27.5 million of investment impairment losses in the first nine months of 2008 that were primarily related to actions taken by the federal government in relation to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding investment impairment losses, non-interest income increased $4.4 million from the nine months ended September 30, 2007, to the nine months ended September 30, 2008.  During the first nine months of 2008, the Company recognized a gain of $3.3 million in connection with Visa’s successful initial public offering (“IPO”).  During the first nine months of 2007, the Company recognized a gain of $1.5 million from the sale of its existing merchant processing agreements (see Non-Interest Income).  Non-interest expense for the nine months ended September 30, 2008 increased $4.8 million from the nine months ended September 30, 2007.  2008 included a loss of $1.2 million as a result of the Company fully redeeming $16.0 million of 9.15% Trust Preferred Securities during 2008 that had been issued in 1998 (see Non-Interest Expense).

Three Months Ended September 30, 2008 vs. 2007

The Company reported consolidated net loss of $(2.6) million, or $(0.16) per diluted common share, for the three months ended September 30, 2008, compared to net income of $12.7 million, or $0.76 per diluted common share for the third quarter of 2007. Return on average assets (“ROA”) was (0.41)% and return on average equity (“ROE”) was (3.3)% for third quarter of 2008, compared to 2.03% and 17.2%, respectively, for the third quarter of 2007.

The Company’s net interest income for the third quarter of 2008 increased $2.1 million compared to the third quarter of 2007 (see Net Interest Income). The Company recorded a provision for loan losses of $2.35 million for the third quarter of 2008 while $1.2 million was recorded for the third quarter of 2007 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, the Company recorded $27.5 million of investment impairment losses in the third quarter of 2008 that were primarily related to actions taken by the federal government in relation to FNMA and FHLMC.  Excluding investment impairment losses, non-interest income increased $0.9 million from quarter ended September 30, 2007, to the quarter ended September 30, 2008, primarily due to increases in service fees of $0.8 million.  Non-interest expenses increased $1.2 million from the quarter ended September 30, 2007 (see Non-Interest Expense).

Index

Net Interest Income

Nine Months Ended September30, 2008 vs. 2007

The Company’s tax equivalent net interest income increased $2.6 million, or 3.5%, from $73.7 million during the first nine months of 2007 to $76.3 million during the first nine months of 2008.  This increase is primarily attributable to interest expense on deposits and other interest bearing liabilities decreasing more quickly than interest income from loans and investments as a result of rate declines in the Federal Funds rate during 2008.  As a result of the Company’s positioning of its balance sheet, interest sensitive liabilities have repriced to lower levels at a faster rate than interest sensitive assets.  Additionally, the Company’s interest rate floors with a total notional value of $500 million have diminished the impact of falling rates on the Company’s interest income from variable rate loans.  Partially offsetting the reduction in interest expense from falling market rates was a decrease of $1.2 million in interest income from Previously Securitized Loans from the nine months ended September 30, 2007 as the balances of these loans have decreased 52.3%.  The decrease in average balances was partially mitigated by an increase in the yield on these loans from 63.9% for the nine months ended September 30, 2007 to 105.1% for the nine months ended September 30, 2008.  The yield on the previously securitized loans has increased due to improved cash flows as net default rates have been less than previously estimated.  The default rates have decreased as a result of the Company’s assumption of the servicing of all of the pool balances during the second quarter of 2005.  Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries, but does not believe that continued net recoveries can be sustained indefinitely.  During the nine months ended September 30, 2008, the Company sold an interest rate floor with a notional value of $100 million that matured in June 2011 in order to mitigate its risk associated with the counterparty of this interest rate floor.  The gain from this sale will be recognized over the remaining life of the hedged loans.

Three Months Ended September 30, 2008 vs. 2007

The Company’s tax equivalent net interest income increased $2.0 million, or 8.3%, from $24.5 million during the third quarter of 2007 to $26.5 million during the third quarter of 2008.  This increase is primarily attributable to interest expense on deposits and other interest bearing liabilities decreasing more quickly than interest income from loans and investments as a result of rate declines in the Federal Funds rate during 2008.  As a result of the Company’s positioning of its balance sheet, interest sensitive liabilities have repriced to lower levels at a faster rate than interest sensitive assets.  Additionally, the Company’s interest rate floors with a total notional value of $500 million during the quarter diminished the impact of falling rates on the Company’s interest income from variable rate loans.  Partially offsetting these increases from falling market rates was a decrease of $0.6 million in interest income from Previously Securitized Loans from the third quarter of 2007, as the balances of these loans have decreased 48.2%.  The decrease in average balances was partially mitigated by an increase in the yield on these loans to 110.3% for the third quarter of 2008 from 82.9% for the third quarter of 2007 and 93.2% for the three months ended December 31, 2007.  The yield on the previously securitized loans has increased due to improved cash flows, as net default rates have been less than previously estimated.  The default rates have decreased as a result of the Company’s assumption of the servicing of all of the pool balances during the third quarter of 2005.  Subsequent to our assumption of the servicing of these loans, the Company has averaged net recoveries, but does not believe that continued net recoveries can be sustained indefinitely.  During the quarter, the Company sold an interest rate floor with a notional value of $100 million that matured in June 2011 in order to mitigate its risk associated with the counterparty of this interest rate floor.  The gain from this sale will be recognized over the remaining life of the hedged loans.

Index

Table One

Average Balance Sheets and Net Interest Income
(in thousands)

	Nine months ended September 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (1):
Residential real estate	$604,798	$28,187	6.23%	$596,585	$27,144	6.08%
Home equity	359,101	19,520	7.26	328,036	19,091	7.78
Commercial, financial, and agriculture	705,819	35,563	6.73	672,331	38,119	7.58
Loans to depository institutions	1,551	35	3.01	56,410	2,271	5.38
Installment loans to individuals	52,277	4,014	10.26	45,596	3,967	11.63
Previously securitized loans	5,521	4,343	105.08	11,583	5,539	63.94
Total loans	1,729,067	91,662	7.08	1,710,541	96,131	7.51
Securities:
Taxable	436,440	18,034	5.52	482,484	19,709	5.46
Tax-exempt (2)	36,253	1,771	6.53	39,789	1,954	6.57
Total securities	472,693	19,805	5.60	522,273	21,663	5.55
Deposits in depository institutions	8,981	163	2.42	12,823	401	4.18
Federal funds sold	-	-	-	20,832	814	5.22
Total interest-earning assets	2,210,741	111,630	6.74	2,266,469	119,009	7.02
Cash and due from banks	58,293			50,668
Bank premises and equipment	56,217			47,555
Other assets	191,625			170,137
Less: allowance for loan losses	(18,240)			(16,114)
Total assets	$2,498,636			$2,518,715

Liabilities
Interest-bearing demand deposits	$412,417	$1,979	0.64%	$423,222	$3,777	1.19%
Savings deposits	361,465	2,796	1.03	340,490	4,259	1.67
Time deposits	910,187	27,204	3.99	922,958	30,942	4.48
Short-term borrowings	136,644	2,286	2.23	158,250	4,965	4.19
Long-term debt	21,663	1,070	6.60	25,368	1,383	7.29
Total interest-bearing liabilities	1,842,376	35,335	2.56	1,870,288	45,326	3.24
Noninterest-bearing demand deposits	322,344			314,744
Other liabilities	26,213			29,803
Stockholders’ equity	307,703			303,880
Total liabilities and stockholders’ equity	$2,498,636			$2,518,715
Net interest income		$76,295			$73,683
Net yield on earning assets			4.61%			4.35%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Index

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2008 vs. 2007 Increase (Decrease) Due to Change In:
	Volume		Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate		$373	$670	$1,043
Home equity		1,811	(1,382)	429
Commercial, financial, and agriculture		1,900	(4,456)	(2,556)
Loans to depository institutions		(2,211)	(25)	(2,236)
Installment loans to individuals		582	(535)	47
Previously securitized loans		(2,902)	1,706	(1,196)
Total loans		(447)	(4,022)	(4,469)
Securities:
Taxable		(1,881)	206	(1,675)
Tax-exempt (1)		(174)	(9)	(183)
Total securities		(2,055)	197	(1,858)
Deposits in depository institutions		(120)	(118)	(238)
Federal funds sold		(815)	1	(814)
Total interest-earning assets		$(3,437)	$(3,942)	$(7,379)

Interest-bearing liabilities:
Demand deposits		$(97)	$(1,701)	$(1,798)
Savings deposits		263	(1,726)	(1,463)
Time deposits		(429)	(3,309)	(3,738)
Short-term borrowings		(678)	(2,001)	(2,679)
Long-term debt		(202)	(111)	(313)
Total interest-bearing liabilities	$	(1,143)	$(8,848)	$(9,991)
Net Interest Income		$(2,294)	$4,906	$2,612

(1) Fully federal taxable equivalent using a tax rate of 35%.

Index

Table Three

Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended September 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio (3):
Residential real estate	$613,771	$9,393	6.09%	$598,954	$9,272	6.14%
Home equity	373,445	6,644	7.08	334,363	6,547	7.77
Commercial, financial, and agriculture	708,665	11,622	6.52	679,104	12,776	7.46
Loans to depository institutions	-	-	-	60,000	820	5.42
Installment loans to individuals	53,521	1,270	9.44	47,626	1,379	11.49
Previously securitized loans	4,781	1,325	110.25	9,220	1,927	82.92
Total loans	1,754,183	30,254	6.86	1,729,267	32,721	7.51
Securities:
Taxable	407,754	5,850	5.71	442,696	6,024	5.40
Tax-exempt (4)	34,653	571	6.56	38,810	639	6.53
Total securities	442,407	6,421	5.77	481,506	6,663	5.49
Deposits in depository institutions	8,981	47	2.08	15,184	171	4.47
Federal funds sold	-	-	-	20,870	266	5.06
Total interest-earning assets	2,205,571	36,722	6.62	2,246,827	39,821	7.03
Cash and due from banks	54,572			51,149
Bank premises and equipment	57,923			50,333
Other assets	195,217			171,478
Less: allowance for loan losses	(18,158)			(16,563)
Total assets	$2,495,125			$2,503,224

Liabilities
Interest-bearing demand deposits	$414,022	$654	0.63%	$410,907	$1,136	1.10%
Savings deposits	362,550	862	0.95	347,055	1,523	1.74
Time deposits	887,884	7,929	3.55	923,937	10,530	4.52
Short-term borrowings	142,290	477	1.33	165,965	1,758	4.20
Long-term debt	21,089	316	5.96	21,871	426	7.73
Total interest-bearing liabilities	1,827,835	10,238	2.23	1,869,735	15,373	3.26
Noninterest-bearing demand deposits	331,919			309,553
Other liabilities	24,677			28,092
Stockholders’ equity	310,694			295,844
Total liabilities and stockholders’ equity	$2,495,125			$2,503,224
Net interest income		$26,484			$24,448
Net yield on earning assets			4.78%			4.32%

(3)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Index

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2008 vs. 2007 Increase (Decrease) Due to Change In:
	Volume		Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate		$226	$(105)	$121
Home equity		756	(659)	97
Commercial, financial, and agriculture		549	(1,703)	(1,154)
Loans to depository institutions		(809)	(11)	(820)
Installment loans to individuals		168	(277)	(109)
Previously securitized loans		(915)	313	(602)
Total loans		(25)	(2,442)	(2,467)
Securities:
Taxable		(467)	293	(174)
Tax-exempt (1)		(68)	-	(68)
Total securities		(535)	293	(242)
Deposits in depository institutions		(69)	(55)	(124)
Federal funds sold		(262)	(4)	(266)
Total interest-earning assets		$(891)	$(2,208)	$(3,099)

Interest-bearing liabilities:
Demand deposits		$8	$(490)	$(482)
Savings deposits		67	(728)	(661)
Time deposits		(405)	(2,196)	(2,601)
Short-term borrowings		(247)	(1,034)	(1,281)
Long-term debt		(15)	(95)	(110)
Total interest-bearing liabilities	$	(592)	$(4,543)	$(5,135)
Net Interest Income		$(299)	$2,335	$2,036

(1) Fully federal taxable equivalent using a tax rate of 35%.

Allowance and Provision for Loan Losses

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance. Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors.

Index

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

The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the adequacy of the allowance.  Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss rates are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $5.1 million in the first nine months of 2008 and $3.7 million in the first nine months of 2007.  The provision for loan losses recorded during the first nine months of 2008 reflects the difficulties of certain commercial borrowers of the Company during the year, the downgrade of their related credits, and management’s assessment of the impact of these difficulties on the ultimate collectability of the loans.  Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with changes in the growth, composition, and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio at September 30, 2008.

The Company had net charge-offs of $3.8 million for the first nine months of 2008.  Net charge-offs on commercial and residential loans were $2.0 and $0.8 million, respectively, for the nine months ended September 30, 2008.  Charge-offs for commercial and residential loans were primarily related to five specific credits that had been appropriately considered in establishing the allowance for loan losses in prior periods.  In addition, depository accounts net charge-offs were $1.0 million for the first nine months of 2008. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.

The Company’s ratio of non-performing assets to total loans and other real estate owned improved slightly from 1.20% at June 30, 2008 to 0.99% at September 30, 2008.  This decrease was due to the sale of an upscale residence in Southern West Virginia during the quarter that had previously been reported as other real estate owned.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at September 30, 2008.  The Company’s ratio of non-performing assets to total loans and other real estate owned is 92 basis points lower than that of our peer group (bank holding companies with total assets between $1 and $5 billion), which reported average non-performing assets as a percentage of loans and other real estate owned of 1.91% for the most recently reported quarter ended June 30, 2008.

Index

The allowance allocated to the commercial loan portfolio (see Table Seven) increased $1.2 million, or 11.2% from $11.1 million at December 31, 2007 to $12.3 at September 30, 2008.  This increase was attributable to recent trends in the quality of the Company’s commercial portfolio.

The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.5 million, or 13.7% from  $3.6 million at December 31, 2007 to $4.1 million at September 30, 2008.  This increase was primarily due to difficulties experienced by a specific residential real estate loan customer during the nine months ended September 30, 2008.

The allowance allocated to the consumer loan portfolio (see Table Seven) decreased $0.1 million, or 40.3% from $0.3 million at December 31, 2007 to $0.2 million at  September 30, 2008.  This decline was primarily due to a modest decline in losses experienced during the nine months ended September 30, 2008.

The allowance allocated to overdraft deposit accounts (see Table Seven) decreased $0.3 million, or 11.9% from $2.5 million at December 31, 2007 to $2.2 million at September 30, 2008.  This decline was attributable to declines in losses experienced during the nine months ended September 30, 2008.

As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2008, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Index

Table Five
Analysis of the Allowance for Loan Losses

	Nine months ended September 30,		Year ended December 31,
(in thousands)	2008	2007	2007

Balance at beginning of period	$17,581	$15,405	$15,405

Charge-offs:
Commercial, financial, and agricultural	(1,991)	(155)	(514)
Real estate-mortgage	(987)	(803)	(1,006)
Installment loans to individuals	(214)	(235)	(343)
Overdraft deposit accounts	(2,372)	(2,851)	(3,789)
Total charge-offs	(5,564)	(4,044)	(5,652)

Recoveries:
Commercial, financial, and agricultural	24	208	231
Real estate-mortgage	144	52	87
Installment loans to individuals	251	319	416
Overdraft deposit accounts	1,360	1,340	1,744
Total recoveries	1,779	1,919	2,478
Net charge-offs	(3,785)	(2,125)	(3,174)
Provision for loan losses	5,083	3,700	5,350
Balance at end of period	$18,879	$16,980	$17,581

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.29)%	(0.17)%	(0.18)%
Provision for loan losses (annualized)	0.39%	0.29%	0.31%
As a Percent of Non-Performing Loans:
Allowance for loan losses	134.95%	86.88%	104.49%

Table Six
Non-Performing Assets

	As of September 30,		As of December 31,
(in thousands)	2008	2007	2007

Non-accrual loans	$13,709	$18,896	$16,437
Accruing loans past due 90 days or more	141	566	314
Previously securitized loans past due 90 days or more	40	176	76
Total non-performing loans	13,890	19,638	16,827
Other real estate, excluding property associated with previously securitized loans	3,332	1,091	4,163
Other real estate associated with previously securitized loans	417	405	-
Total other real estate owned	3,749	1,496	4,163
Total non-performing assets	$17,639	$21,134	$20,990

Index

Table Seven
Allocation of the Allowance For Loan Losses

	As of September 30,		As of December 31,
(in thousands)	2008	2007	2007

Commercial, financial and agricultural	$12,343	$10,417	$11,097
Real estate-mortgage	4,098	3,793	3,605
Installment loans to individuals	207	354	347
Overdraft deposit accounts	2,231	2,416	2,532
Allowance for Loan Losses	$18,879	$16,980	$17,581

Previously Securitized Loans

As of September 30, 2008, the Company reported a carrying value of previously securitized loans of $4.5 million, while the actual outstanding contractual balance of these loans was $19.8 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.

During the nine months ended September 30, 2008 and for the year ended December 31, 2007, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.

During the first nine months of 2008 and 2007, the Company recognized $4.3 million and $5.5 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Principal receipts	$1,390	$3,038	$4,584	$9,894
Interest income receipts	678	899	2,204	2,987
Total cash receipts	$2,068	$3,937	$6,788	$12,881

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Estimated Balance:

December 31, 2008	$5 million
December 31, 2009	4 million
December 31, 2010	3 million
December 31, 2011	2 million

Index

Non-Interest Income and Non-Interest Expense

Nine Months Ended September 30, 2008 vs. 2007

Non-Interest Income: During the first nine months of 2008, the Company recorded $27.5 million of investment impairment losses.  The charges deemed to be other than temporary were related to agency preferreds ($21.1 million compared to a book value of $22.7 million), pooled bank trust preferreds ($4.3 million compared to a book value of $22.3 million), income notes ($1.1 million compared to a book value of $2.0 million), and corporate debt securities ($1.0 million compared to a book value of $24.6 million).  The impairment charges for the agency preferred securities were due to the actions of the federal government to place Freddie Mac and Fannie Mae into conservatorship and the suspension of dividends on such preferred securities.  The impairment charges related to the pooled bank trust preferred securities and income notes were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that an impairment charge of $4.3 million and $1.1 million on the pooled bank trust preferred securities and the income notes, respectively, was necessary at September 30, 2008.  The $1.0 million impairment charge for corporate debt securities was due to Lehman Brothers Holdings bankruptcy filing.  The Company had acquired this security as the result of an acquisition of a bank in 2005.

In addition, the Company recognized a $3.3 million gain in connection with Visa’s successful initial public offering (“IPO”) completed in March 2008.  The Company received approximately $2.3 million on the partial redemption of its equity interest in Visa.  The Company’s remaining Class B shares will be converted to Class A shares on the third anniversary of Visa’s IPO or upon Visa’s settlement of certain litigation matters, whichever is later.  The unconverted Class B shares are not reflected in the Company’s balance sheet at September 30, 2008 as the Company has no historical basis in these shares.  Visa also escrowed a portion of the proceeds from the IPO to satisfy approximately $1.0 million of liabilities that represented the Company’s proportionate share of legal judgments and settlements related to Visa litigation with American Express and Discover Financial Services.

Exclusive of investment impairment losses, investment gains, the gain from the Visa IPO, and the gain from the sale of the Company’s merchant credit card portfolio in the first nine months of 2007, non-interest income increased $2.6 million to $42.9 million in the first nine months of 2008 as compared to $40.3 million in the first nine months of 2007.  The largest source of non-interest income is service charges from depository accounts, which increased $1.8 million, or 5.7%, from $32.7 million during the first nine months of 2007 to $34.5 million during the first nine months of 2008.  In addition, insurance commission revenues increased $0.3 million, or 8.8%, during the first nine months of 2008 to $3.2 million and bank owned life insurance revenues increased $0.3 million, or 16.8%, during the first nine months of 2008 to $2.2 million.

Non-Interest Expense: During the first nine months of 2008, the Company fully redeemed $16.0 million of 9.15% trust preferred securities that had been issued in 1998.  As a result of this redemption, the Company incurred charges of $1.2 million to fully amortize issuance costs incurred in 1998 and for the early redemption premium.  Excluding the loss on the early redemption of the trust preferred securities, non-interest expenses increased $3.5 million from $53.2 million in the first nine months of 2007 to $56.7 million in the first nine months of 2008.  Salaries and employee benefits increased $1.1 million, or 4.2%, from the first nine months of 2007 due in part to additional staffing for new retail locations.  Other expenses also include increased charitable contributions of approximately $1.0 million during 2008.

Index

Three Months Ended September 30, 2008 vs. 2007

Non-Interest Income: During the third quarter of 2008, the Company recorded $27.5 million of investment impairment losses.  The charges deemed to be other than temporary were related to agency preferreds ($21.1 million compared to a book value of $22.7 million), pooled bank trust preferreds ($4.3 million compared to a book value of $22.3 million), income notes ($1.1 million compared to a book value of $2.0 million), and corporate debt securities ($1.0 million compared to a book value of $24.6 million). Exclusive of investment losses, non-interest income increased $0.9 million, or 6.5%, to $14.7 million in the third quarter of 2008 as compared to $13.8 million in the third quarter of 2007.  The largest source of non-interest income is service charges from depository accounts, which increased $0.8 million, or 7.2%, from $11.2 million during the third quarter of 2007 to $12.0 million during the third quarter of 2008.  Bank owned life insurance revenues increased $0.2 million from the quarter ended September 30, 2007, as a result of the Company modifying this portfolio during 2008.

Non-Interest Expense: Non-interest expenses increased $1.2 million from $18.0 million in the third quarter of 2007 to $19.2 million in the third quarter of 2008.  Repossessed asset losses increased $0.4 million from the third quarter of 2007 primarily as a result of the sale of an upper-scale residential property in Southern West Virginia.  Salaries and employee benefits increased $0.2 million, or 2.5%, from the third quarter of 2007 due in part to additional staffing for new retail locations.  In addition, other expenses increased $0.2 million from the third quarter of 2007 due to increased derivative amortization and check card expenses (higher volume) while occupancy and equipment expenses increased $0.2 million due to higher maintenance costs associated with the Company’s new core system that is used to process and accumulate data for customers and financial reporting.

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

Index

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

However, it is important to understand that a parallel downward shift of 100 basis points in interest rates from the current rate would result in both a 0.50% Fed Funds rate and long-term interest rates of approximately 0.50%. While it is true that short-term interest rates such as the Fed Funds rate have been at these low levels in the recent past, long-term interest rates have not reached levels as low as would be associated with this “worst-case” interest rate environment in well over 30 years.  Based upon the Company’s belief that the likelihood of an immediate 100 basis point decline in both long-term and short-term interest rates from current levels is remote, the Company has chosen to reflect only its risk to a decrease of 50 basis points from current rates.

The Company has entered into interest rate floors with a total notional value of $400 million at September 30, 2008, with maturities between November 2008 and May 2011 to facilitate the management of its short-term interest rate risk.  These derivative instruments provide the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  Please refer to Note C on page 9 for further discussion of the use and accounting for such derivative instruments.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2008:
+300	4.50%	0.2%	+6.1%
+200	3.50	0.1	+3.7
+100	2.50	-	+1.7
-100	0.50	-	-

December 31, 2007:
+300	6.50%	+6.2%	+14.4%
+200	5.50	+3.4	+10.2
+100	4.50	+0.9	+6.1
-100	2.50	+0.5	+2.8
-200	1.50	+1.0	+3.2

* - Due to rate decreases in the Fed Funds rate subsequent to September 30, 2008, the Company used a base rate of 1.50% for the September 30, 2008 calculation

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase or decrease during 2008 and beyond.  The results above do not necessarily imply that the Company will experience decreases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Index

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

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $1.0 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $22.0 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2008.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.4 million of additional cash over the next 12 months. As of September 30, 2008, the Parent Company reported a cash balance of $14.7 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2008, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2008, City National has the capacity to borrow an additional $704.3 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (91.3%, or $346.0 million at September 30, 2008) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

Index

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 71.3% as of September 30, 2008 and deposit balances fund 80.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $379.0 million at September 30, 2008, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $188.0 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.8% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $39.2 million of cash from operating activities during the first nine months of 2008, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $36.4 million of cash in investing activities during the first nine months of 2008 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company used $21.0 million of cash in financing activities during the first nine months of 2008, primarily from the redemption of trust preferred stock of $17.6 million, cash dividends paid to the Company’s common stockholders of $16.0 million, and the purchase of treasury stock of $3.7 million.  These decreases were partially offset by the proceeds from long term debt of $16.5 million.

Capital Resources

During the first nine months of 2008, Shareholders’ Equity decreased $9.1 million, or 3.1%, from $294.0 million at December 31, 2007 to $284.9 million at September 30, 2008.  This decrease was primarily due to unrealized losses on available-for-sale securities of $18.8 million, dividends declared during the year of $16.5 million, and common stock purchases of $3.7 million.  These decreases were partially offset by reported net income of $23.9 million and unrealized gains on interest rate floors of $3.7 million.

During August 2007, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 104,960 shares were repurchased during the first nine months of 2008 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of September 30, 2008, the Company may repurchase an additional 437,528 shares from time to time depending on market conditions under the authorization.

Index

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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
	Minimum	Well-Capitalized	September 30, 2008	December 31, 2007
City Holding:
Total	8.0%	10.0%	14.1%	15.1%
Tier I Risk-based	4.0	6.0	13.1	14.1
Tier I Leverage	4.0	5.0	10.0	10.3
City National:
Total	8.0%	10.0%	11.4%	13.5%
Tier I Risk-based	4.0	6.0	10.3	12.5
Tier I Leverage	4.0	5.0	7.9	9.1

Item 3 – Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  \

Index

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

Index

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

Date: November 4, 2008