Form 10-K
period 2008-12-31
CITY HOLDING CO
filed 2009-03-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  __________ to __________.

Commission File Number 0-11733
CITY HOLDING COMPANY
(Exact Name of Registrant as Specified in its Charter)

West Virginia	55-0619957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
25 Gatewater Road, Cross Lanes, WV (Address of Principal Executive Offices)	25313 (Zip Code)

304-769-1100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $2.50 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes  [X] No

As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market System, was approximately $635.9 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 27, 2009, there were 15,933,781 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2008 are incorporated by reference into Part I, Item 1 and Part II, Items 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2009 annual shareholders’ meeting to be held on April 29, 2009 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

Index

PART I

Item 1.	Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 69 banking offices in West Virginia (58 offices), Kentucky (8 offices), and Ohio (3 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2008, 53% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

Index

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

Index

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

	December 31,
	2008	2007
City Holding:
Tier I Risk-based	14.12%	15.30%
Total	15.11	16.19
Tier I Leverage	10.31	10.79

City National:
Tier I Risk-based	12.51%	12.53%
Total	13.51	13.42
Tier I Leverage	9.08	8.81

Index

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

During 2007 and 2008 combined, City National received regulatory approval and paid $88.6 million of cash dividends to the Parent Company, while generating net profits of $78.1 million.  Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2009.  Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

During 2008, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2009.

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

Emergency Economic Stabilization Act

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Due to its strong capital position, the Company elected not to apply for participation in TARP.  In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

Index

American Recovery and Reinvestment Act of 2009

On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Executive Officers of the Registrant

At December 31, 2008, the executive officers of the Company were as follows:
Name	Age	Business Experience

Charles R. Hageboeck	46
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 31, 2005.

Craig G. Stilwell	53
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	59
Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 25, 2004. Regional Credit Officer for the West Virginia Central Region of BB&T, Charleston, WV from November 2000 – June 2004.  Senior Vice President and Credit Officer, One Valley Bank, Charleston, WV from November 1983 – November 2000.

John W. Alderman, III	44	Senior Vice President and Chief Legal Counsel, City Holding Company and City National Bank since April 1997.
David L. Bumgarner	43	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 – January 2005.

Employees

The Company had 811 full-time equivalent employees at December 31, 2008.

Index

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2008 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

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

Index

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

The Company’s Business May be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leverage bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in the States of West Virginia, Kentucky, and Ohio, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environments in West Virginia, Kentucky, and Ohio, and the markets in which the Company operates have been less adverse than in the United States generally but continue to deteriorate. It is expected that the business environment in the States of West Virginia, Kentucky, and Ohio, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Index

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

The Company’s Ability To Pay Dividends Is Limited

Holders of shares of the Company’s common stock are entitled to dividends if, and when, they are declared by the Company’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from City National. Federal and state laws impose restrictions on the ability of City National to pay dividends. Additional restrictions are placed upon the Company by the policies of federal regulators, including the Federal Reserve Board’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year's net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company’s and City National’s future earnings, capital requirements, regulatory constraints and financial condition.

Index

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

Index

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

Index

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2008, the Company’s goodwill and other identifiable intangible assets were approximately $58.2 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2008. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Index

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

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 69 branch offices, with 58 offices in West Virginia, eight in Kentucky, and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 50 locations and leases 19 locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

Index

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ stock market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ stock market. At December 31, 2008, there were 3,148 shareholders of record.
	Cash
	Dividends	Market Value
	Per Share	Low	High
2008
Fourth Quarter	$0.34	$29.08	$42.88
Third Quarter	0.34	35.74	47.28
Second Quarter	0.34	37.29	44.15
First Quarter	0.34	32.51	41.37

2007
Fourth Quarter	$0.31	$33.41	$39.15
Third Quarter	0.31	31.16	39.59
Second Quarter	0.31	37.67	40.93
First Quarter	0.31	38.04	41.54

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

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2008	42,609	$36.39	42,609	799,991

November 1 – November 30, 2008	164,200	$35.30	164,200	635,791

December 1 - December 31, 2008	93,303	$34.25	93,303	542,488

(a)
In August 2007, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

Index

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2008, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fourteen Employee Benefit Plans of Notes to Consolidated Financial Statements.

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

Index

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2008, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $8 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: FCBC, SASR, CTBI, NPBC, UBSH, WSBC, STEL, HNBC, PRK, RBCAA, PEBO, STBA, UBSI, FFBC, UVSP, FNB, NBTB, FCF, CBU, and FPFC.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2008, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2008, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 10-11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2008, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 53 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2008, included in this report as Exhibit 13, are incorporated herein by reference.

Index

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

(a)
Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2008, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2008, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2009 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Index

Item 11.	Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “ANNUAL COMPENSATION”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2009 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2009 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by Item 13 of FORM 10-K appears under the caption "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2009 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2009 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Index

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2009	City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2009. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Philip L. McLaughlin	/s/ David W. Hambrick
Philip L. McLaughlin	David W. Hambrick
Chairman	Director

/s/ Hugh R. Clonch	/s/ Charles R. Hageboeck
Hugh R. Clonch	Charles R. Hageboeck
Director	Director, President, and Chief Executive Officer

/s/ Oshel B. Craigo	/s/ Tracy W. Hylton, II
Oshel B. Craigo	Tracy W. Hylton, II
Director	Director

Index

/s/ John R Elliot	/s/ C. Dallas Kayser
John R Elliot	C. Dallas Kayser
Director	Director

/s/ William H. File, III	/s/ James L. Rossi
William H. File, III	James L. Rossi
Director	Director

/s/ Robert D. Fisher	/s/ Sharon H. Rowe
Robert D. Fisher	Sharon H. Rowe
Director	Director

/s/ Jay C. Goldman	/s/ Mary H. Williams
Jay C. Goldman	Mary H. Williams
Director	Director

Index

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

Index

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

10(d)
Amendment No. 1 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, Exhibit 4.2 to City Holding Company’s Registration Statement on Form S-8, Registration No. 333-87667, filed with the Securities and Exchange Commission on September 23, 1999).

10(e)
Amendment No. 2 to City Holding Company’s 1993 Stock Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002, filed August 14, 2002 with the Securities and Exchange Commission).

10(f)
City Holding Company’s 2003 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 21, 2003 with the Securities and Exchange Commission).

10(g)
Form of Amended and Restated Employment Agreement, dated as of November 18, 2003, by and between City Holding Company and Gerald R. Francis (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2003, filed March 11, 2004 with the Securities and Exchange Commission).

10(h)
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

10(j)
Form of Employment Agreement, dated July 25, 2007, by and between City Holding Company and John W. Alderman, III (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed August 1, 2007 with the Securities and Exchange Commission).

Index

10(k)
Form of Change of Control Agreement, dated February 1, 2005, by and between City Holding Company and David L. Bumgarner (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(l)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(m)
Amended and Restated Declaration of Trust City Holding Capital Trust III, dated as of March 27, 2008 (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 with the Securities and Exchange Commission).

10(n)
Junior Subordinated Indenture, dated as of March 27, 2008, between City Holding Company and Wells Fargo, National Association, as Trustee (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 with the Securities and Exchange Commission).

10(o)
City Holding Company Guarantee Agreement, dated as of March 27, 2008 (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 with the Securities and Exchange Commission).

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2008.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24               Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner