Form 10-Q
period 2009-03-31
CITY HOLDING CO
filed 2009-05-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

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

Common stock, $2.50 Par Value – 15,962,719 shares as of May 6, 2009.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may not continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on these assets; (5)  the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (14) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and (15) the United States government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31	December 31
	2009	2008
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$43,757	$55,511
Interest-bearing deposits in depository institutions	4,736	4,118
Cash and Cash Equivalents	48,493	59,629

Investment securities available for sale, at fair value	459,014	424,214
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2009 and December 31, 2008 - $20,634 and $22,050, respectively)	29,049	29,067
Total Investment Securities	488,063	453,281

Gross loans	1,791,308	1,812,344
Allowance for loan losses	(21,980)	(22,254)
Net Loans	1,769,328	1,790,090

Bank owned life insurance	71,131	70,400
Premises and equipment	61,689	60,138
Accrued interest receivable	9,824	9,024
Net deferred tax asset	50,297	48,462
Intangible assets	57,362	57,479
Other assets	28,006	33,943
Total Assets	$2,584,193	$2,582,446
Liabilities
Deposits:
Noninterest-bearing	$313,863	$298,530
Interest-bearing:
Demand deposits	428,539	420,554
Savings deposits	371,462	354,956
Time deposits	1,011,736	967,090
Total Deposits	2,125,600	2,041,130

Short-term borrowings	124,613	194,463
Long-term debt	19,023	19,047
Other liabilities	33,452	47,377
Total Liabilities	2,302,688	2,302,017

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2009 and December 31, 2008, less 2,582,838 and 2,548,538 shares in treasury, respectively	46,249	46,249
Capital surplus	102,797	102,895
Retained earnings	236,127	230,613
Cost of common stock in treasury	(89,595)	(88,729)
Accumulated other comprehensive (loss):
Unrealized loss on securities available-for-sale	(17,317)	(15,628)
Unrealized gain on derivative instruments	7,502	9,287
Underfunded pension liability	(4,258)	(4,258)
Total Accumulated Other Comprehensive (Loss)	(14,073)	(10,599)
Total Shareholders’ Equity	281,505	280,429
Total Liabilities and Shareholders’ Equity	$2,584,193	$2,582,446

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended March 31
	2009	2008

Interest Income
Interest and fees on loans	$28,058	$30,992
Interest on investment securities:
Taxable	6,062	6,064
Tax-exempt	409	399
Interest on deposits in depository institutions	5	65
Total Interest Income	34,534	37,520

Interest Expense
Interest on deposits	9,373	12,015
Interest on short-term borrowings	153	1,145
Interest on long-term debt	254	441
Total Interest Expense	9,780	13,601
Net Interest Income	24,754	23,919
Provision for loan losses	1,650	1,883
Net Interest Income After Provision for Loan Losses	23,104	22,036

Non-interest Income
Investment securities (losses) gains	(2,075)	2
Service charges	10,435	11,274
Insurance commissions	1,933	1,038
Trust and investment management fee income	707	632
Bank owned life insurance	732	676
VISA IPO Gain	-	3,289
Other income	701	407
Total Non-interest Income	12,433	17,318

Non-interest Expense
Salaries and employee benefits	9,583	9,363
Occupancy and equipment	1,909	1,597
Depreciation	1,211	1,133
Professional fees	453	367
Postage, delivery, and statement mailings	718	654
Advertising	863	617
Telecommunications	420	418
Bankcard expenses	648	621
Insurance and regulatory	376	338
Office supplies	531	457
Repossessed asset losses, net of expenses	129	32
Loss on early extinguishment of debt	-	1,208
Other expenses	1,993	3,094
Total Non-interest Expense	18,834	19,899
Income Before Income Taxes	16,703	19,455
Income tax expense	5,779	6,417
Net Income	10,924	13,038

Basic earnings per common share	$0.69	$0.81
Diluted earnings per common share	$0.69	$0.80
Dividends declared per common share	$0.34	$0.34
Average common shares outstanding:
Basic	15,921	16,147
Diluted	15,933	16,205

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
three Months Ended March 31, 2009 and 2008
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances at December 31, 2007	$46,249	$103,390	$224,386	$(80,664)	$633	$293,994
Comprehensive income:
Net income			13,038			13,038
Other comprehensive gain, net of deferred income taxes of $4,431:
Unrealized gains on available-for-sale securities of $2,911, net of taxes					1,748	1,748
Net unrealized gain on interest rate floors of $8,165, net of taxes					4,899	4,899
Total comprehensive income						19,685
Cash dividends declared ($0.34 per share)			(5,476)			(5,476)
Issuance of stock awards, net		(5)		278		273
Exercise of 5,700 stock options		(115)		191		76
Excess tax benefit on stock-basedcompensation		6				6
Purchase of 104,960 treasury shares				(3,717)		(3,717)
Balances at March 31, 2008	$46,249	$103,276	$231,948	$(83,912)	$7,280	$304,841

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2008	$46,249	$102,895	$230,613	$(88,729)	$(10,599)	$280,429
Comprehensive income:
Net income			10,924			10,924
Other comprehensive loss, net of deferred income taxes of 5,728:
Unrealized losses on available-for-sale securities of $2,783, net of taxes					(1,688)	(1,688)
Net unrealized loss on interest rate floors of $2,945, net of taxes					(1,786)	(1,786)
Total comprehensive income						7,450
Cash dividends declared ($0.34 per share)			(5,410)			(5,410)
Issuance of stock awards, net		(94)		369		275
Exercise of 300 stock options		(4)		7		3
Purchase of 49,363 treasury shares				(1,242)		(1,242)
Balances at March 31, 2009	$46,249	$102,797	$236,127	$(89,595)	$(14,073)	$281,505

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Three Months Ended March 31
	2009	2008

Operating Activities
Net income	$10,924	$13,038
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(61)	(439)
Provision for loan losses	1,650	1,883
Depreciation of premises and equipment	1,211	1,133
Deferred income tax (benefit) expense	(739)	183
Accretion of gain from sale of interest rate floors	(1,786)	-
Net periodic employee benefit cost	50	12
Loss on early extinguishment of debt	-	1,208
Loss on disposal of premises and equipment	-	111
Realized investment securities losses (gains)	2,075	(2)
Increase in value of bank-owned life insurance	(731)	(676)
(Increase) Decrease in accrued interest receivable	(800)	692
Decrease (Increase) in other assets	5,937	(19,159)
(Decrease) Increase in other liabilities	(13,688)	8,643
Net Cash Provided by Operating Activities	4,042	6,627

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	-	1,145
Proceeds from sale of money market and mutual fund securities available-for-sale	72,034	314,400
Purchases of money market and mutual fund securities available-for-sale	(121,215)	(372,304)
Proceeds from sales of securities available-for-sale	86	2,065
Proceeds from maturities and calls of securities available-for-sale	20,167	15,122
Purchases of securities available-for-sale	(11,139)	(38,664)
Net decrease in loans	19,713	62,365
Sales of premises and equipment	-	340
Purchases of premises and equipment	(2,762)	(1,093)
Investment in bank-owned life insurance	-	(3,000)
Redemption of VISA stock	-	2,334
Net Cash Used in Investing Activities	(23,116)	(17,290)

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	15,333	(3,585)
Net increase in interest-bearing deposits	69,137	32,149
Net (decrease) in short-term borrowings	(69,850)	(5,702)
Proceeds from long-term debt	-	16,495
Repayment of long-term debt	(21)	(29)
Redemption of trust preferred securities	-	(17,569)
Purchases of treasury stock	(1,242)	(3,717)
Proceeds from exercise of stock options	3	76
Excess tax benefits from stock-based compensation arrangements	-	6
Dividends paid	(5,422)	(5,022)
Net Cash Provided by Financing Activities	7,938	13,102
(Decrease) Increase in Cash and Cash Equivalents	(11,136)	2,439
Cash and cash equivalents at beginning of period	59,629	74,518
Cash and Cash Equivalents at End of Period	$48,493	$76,957

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2009. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements included in the Company’s 2008 Annual Report to Shareholders. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report of the Company.

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

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
( in thousands)	2009	2008	2008

Previously Securitized Loans:
Total principal amount of loans outstanding	$18,251	$22,532	$18,955
Discount	(14,497)	(16,507)	(14,733)
Net book value	$3,754	$6,025	$4,222

Principal amount of loans between 30 and 89 days past due	$754	$819	$999
Principal amount of loans 90 days and above past due	64	78	10
Net credit recoveries during the period	264	228	351

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three months ended March 31, 2009 and 2008, or for the year ending December 31, 2008.
As of March 31, 2009, the Company reported a book value of previously securitized loans of $3.8 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2009 was $18.3 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended March 31, 2009 and 2008, the Company recognized $1.1 million and $1.6 million, respectively, of interest income from its previously securitized loans.

Note C – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	March 31, 2009	December 31, 2008

Security repurchase agreements	$122,364	$122,904
Short-term advances	2,249	71,559
Total short-term borrowings	$124,613	$194,463

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note D – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	March 31, 2009	Weighted Average Interest Rate

FHLB Advances	2010	$2,000	6.30%
FHLB Advances	2011	528	4.44%
Junior subordinated debentures owed to City Holding CapitalTrust III	2038 (a)	16,495	4.82%
Total long-term debt		$19,023

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
The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines.  In March 2005, the Federal Reserve Board issued a final rule that allows the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter limits.  Under ruling, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  In October 2008, the Federal Reserve Board delayed implementation of the new limits until March 2011.  The Company expects to continue to include all of its $16 million in trust preferred securities in Tier 1 capital.  The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note E – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:
	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	270,455	$33.96	305,909	$32.05
Granted	17,500	27.98	11,500	40.88
Exercised	(300)	13.30	(5,700)	13.30
Forfeited	-	-	-	-
Outstanding at March 31	287,655	$33.62	311,709	$32.68

Additional information regarding stock options outstanding and exercisable at March 31, 2009, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,600	$13.30	34	$22	1,600	$13.30	34	$22
$26.62 - $33.90	187,555	31.22	75	1	133,930	31.68	64	-
$35.36 - $40.88	98,500	38.52	91	-	39,250	36.86	81	-
	287,655			$23	174,780			$22

Proceeds from stock options totaled approximately $0.1 million during the three months ended March 31, 2009 and 2008, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2009 and March 31, 2008 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million during the three months ended March 31, 2009 and 2008, respectively.
Stock-based compensation expense totaled $0.1 million for both the three months ended March 31, 2009 and March 31, 2008.  Unrecognized stock-based compensation expense related to stock options totaled $0.8 million at March 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.0 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31:

	2009	2008

Risk-free interest rate	2.51%	3.14%
Expected dividend yield	4.83%	3.33%
Volatility factor	46.47%	52.89%
Expected life of option	8.0 years	8.0 years

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $0.9 million at March 31, 2009. At March 31, 2009, this unrecognized expense is expected to be recognized over 3.7 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31:
	2009		2008
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	36,175		31,818
Granted	6,950	$35.04	2,775	$40.88
Forfeited/Vested	(566)		-
Outstanding at March 31	42,559		34,593

Subsequent to March 31, 2009, the Company’s Board of Directors approved the grant of 46,275 restricted stock awards to certain executive officers of the Company on April 29, 2009.  The fair value of these restricted awards was $30.06 on the date of grant.  The vesting period for these restricted awards is seven to twelve years with a varying number of shares vesting per year.

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for the three month periods ended March 31, 2009 and March 31, 2008.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company did not make any contributions to the Defined Benefit Plan during the three months ended March 31, 2009 and 2008.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(in thousands)	2009	2008

Components of net periodic cost:
Interest cost	$169	$166
Expected return on plan assets	(199)	(217)
Net amortization and deferral	80	63
Net Periodic Pension Cost	$50	$12

Note F – Commitments and Contingencies
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

( in thousands)	March 31, 2009	December 31, 2008

Commitments to extend credit:
Home equity lines	$131,236	$129,794
Commercial real estate	32,944	34,025
Other commitments	173,672	173,522
Standby letters of credit	18,324	18,388
Commercial letters of credit	40	159

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note G – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(in thousands)	2009	2008

Net income	$10,924	$13,038

Unrealized security (losses) gains arising during the period	(7,389)	2,911
Reclassification adjustment for losses included in income	4,606	2
	(2,783)	2,913

Unrealized (loss) gains on interest rate floors	(2,945)	8,165
Other comprehensive income before income taxes	5,196	24,116
Tax effect	2,254	(4,431)
Total comprehensive income	$7,450	$19,685

Note H – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2009	2008

Net income	$10,924	$13,038

Average shares outstanding	15,921	16,147

Effect of dilutive securities:
Employee stock options	12	58

Shares for diluted earnings per share	15,933	16,205

Basic earnings per share	$0.69	$0.81
Diluted earnings per share	$0.69	$0.80

Options to purchase 284,055 and 59,000 shares of common stock at an exercise price between $28.00 and $40.88 and between $39.34 and $40.88 per share were outstanding during the first quarter of 2009 and the first quarter of 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note I –Fair Value Measurements
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
Dervivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company obtains dealer quotations to value its customer interest rate swaps.
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
The following table presents assets and liabilities measured at fair value on a recurring basis,
(in thousands) March 31, 2009	Total	Level 1	Level 2	Level 3
Assets:
Investment Securities Available for Sale	$445,979	$59,925	$386,054	$-
Derivative Assets	2,183	-	2,183	-
Previously Securitized Loans	3,754	-	-	3,754
Derivative Liabilities	2,183	-	2,183	-
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the three months ended March 31, 2009.
(in thousands)	Previously Securitized Loans

Beginning balance, January 1, 2009	$4,222
Principal Receipts and Recoveries (net)	(704)
Accretion	236
Transfers into Level 3	-
Ending Balance, March 31, 2009	$3,754

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At March 31, 2009, the Company has $19.8 million of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
 In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009.

The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. Long-lived assets held for sale with a carrying amount of $3.3 million were written down $0.1 million, which is included in other non-interest expense, to their fair value of $3.2 million during the three months ended March 31, 2009.

Note J– Recent Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.”  SFAS No. 141R will significantly change how the acquisition method will be applied to business combinations.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.  The allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  SFAS No. 141(R) will be applicable to all business combinations completed by the Company on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest will be recharacterized as a “noncontrolling interest” and should be reported as a component of equity. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, (“SFAS No. 161”),"Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133.  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The only derivative instruments that the Company has at March 31, 2009 are interest rate swaps with customers while at the same time entering into an offsetting interest rate swap with another financial institution.  At March 31, 2009, the fair value of these instruments approximated $2.2 million.  The Company adopted the provisions of SFAS No. 161 on January 1, 2009 and based on the immateriality of the outstanding derivatives, there was no significant impact on related disclosure in the Company's financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company adopted FSP EITF 03-6-1 January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated results of operations or earnings per share.

In April 2009, the FASB issued FSP SFAS 157-4 (“FSP SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and the Company does not expect that the adoption of FSP SFAS 157-4 will have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 (“FSP SFAS 115-2 and SFAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009 and the Company does not expect that the adoption of FSP SFAS 115-2 and SFAS 124-2 will have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 (FSP SFAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2008 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 23 - 27 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
Note B, beginning on page 8 of this Quarterly Report on Form 10-Q, and pages 27-28 provide management’s analysis of the Company’s previously securitized loans.  The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.  Please refer to Note B of Notes to Consolidated Financial Statements, on pages 8 - 9 for further discussion.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other than temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As a result of this review, the Company recognized $2.2 million of other than temporary impairment charges during the quarter ended March 31, 2009.  These impairment charges were related to pooled bank trust preferreds with a remaining book value of $8.9 million.  At March 31, 2009, the Company’s portfolio of perpetual callable preferred securities, preferred securities, and trust preferred securities primarily invested in regional banks have a total book value of $109.7 million and unrealized losses of $21.7 million.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.  Based on the market information available the Company believes that the recent declines in market value are temporary and that the Company has the ability and intent to hold these securities until the temporary losses recover or the securities are called or mature.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.
Financial Summary
Three Months Ended March 31, 2009 vs. 2008
The Company reported consolidated net income of $10.9 million, or $0.69 per diluted common share, for the three months ended March 31, 2009, compared to $13.0 million, or $0.80 per diluted common share for the first three months of 2008. Return on average assets (“ROA”) was 1.70% and return on average equity (“ROE”) was 15.3% for the first three months of 2009, compared to 2.09% and 17.4%, respectively, for the first three months of 2008.
The Company’s net interest income for the first three months of 2009 increased $0.8 million compared to the first three months of 2008 (see Net Interest Income). The Company recorded a provision for loan losses of $1.7 million for the first three months of 2009 while $1.9 million was recorded for the first three months of 2008 (see Allowance and Provision for Loan Losses).  The Company recorded $2.2 million of investment impairment losses in the first three months of 2009 (see Non-Interest Income and Expense) while no such impairment charges were recognized in the first quarter of 2008.  As further discussed under the caption Non-Interest Income and Expense, excluding investment impairment losses and the gain from the Visa initial public offering, non-interest income increased $0.5 million from the three months ended March 31, 2008, to the three months ended March 31, 2009.  Excluding the loss on the early redemption of the trust preferred securities in the first quarter of 2008, non-interest expenses for the three months ended March 31, 2009 increased $0.1 million from the three months ended March 31, 2008.

Net Interest Income
Three Months Ended March 31, 2009 vs. 2008
The Company’s tax equivalent net interest income increased $0.9 million, or 3.5%, from $24.1 million during the first three months of 2008 to $25.0 million during the first three months of 2009, as interest expense on deposits and other interest bearing liabilities decreased more quickly than interest income from loans and investments. The Company’s reported net interest margin increased from 4.40% for the quarter ended March 31, 2008 to 4.46% for the quarter ended March 31, 2009.
During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The gain from sales of these interest rate floors of $16.7 million will be recognized over the remaining lives of the various hedged loans.  During the first quarter of 2009, the Company recognized $2.9 million of interest income compared to $1.0 million of interest income recognized in the first quarter of 2008 from the interest rate floors.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended March 31,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$603,767	$8,781	5.90%	$601,600	$9,886	6.61%
Home equity	386,653	6,143	6.44	343,658	5,912	6.92
Commercial, financial, and agriculture	756,201	10,875	5.83	700,155	12,235	7.03
Loans to depository institutions	-	-	-	4,670	35	3.01
Installment loans to individuals	47,566	1,118	9.53	47,629	1,346	11.37
Previously securitized loans	3,867	1,141	119.66	6,421	1,578	98.84
Total loans	1,798,054	28,058	6.33	1,704,133	30,992	7.31
Securities:
Taxable	430,734	6,062	5.71	455,663	6,064	5.35
Tax-exempt (2)	37,558	629	6.79	37,723	614	6.55
Total securities	468,292	6,691	5.79	493,386	6,678	5.44
Deposits in depository institutions	4,826	5	0.42	8,697	65	3.01
Total interest-earning assets	2,271,172	34,754	6.21	2,206,216	37,735	6.88
Cash and due from banks	52,410			65,442
Bank premises and equipment	60,813			54,709
Other assets	211,000			186,273
Less: allowance for loan losses	(22,564)			(17,837)
Total assets	$2,572,831			$2,494,803

Liabilities
Interest-bearing demand deposits	$416,695	$463	0.45%	$409,745	$712	0.70%
Savings deposits	360,740	507	0.57	360,587	1,104	1.23
Time deposits	982,947	8,403	3.47	933,502	10,199	4.39
Short-term borrowings	147,510	153	0.42	127,793	1,145	3.60
Long-term debt	19,032	254	5.41	22,505	441	7.88
Total interest-bearing liabilities	1,926,924	9,780	2.06	1,854,132	13,601	2.95
Noninterest-bearing demand deposits	324,333			311,885
Other liabilities	35,392			28,770
Stockholders’ equity	286,182			300,016
Total liabilities and stockholders’ equity	$2,572,831			$2,494,803
Net interest income		$24,974			$24,134
Net yield on earning assets			4.46%			4.40%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended March 31,
	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$35	$(1,140)	$(1,105)
Home equity	734	(503)	231
Commercial, financial, and agriculture	971	(2,331)	(1,360)
Loans to depository institutions	(35)	-	(35)
Installment loans to individuals	(2)	(226)	(228)
Previously securitized loans	(622)	185	(437)
Total loans	1,081	(4,015)	(2,934)
Securities:
Taxable	(321)	319	(2)
Tax-exempt (1)	(12)	27	15
Total securities	(333)	346	13
Deposits in depository institutions	(29)	(31)	(60)
Total interest-earning assets	$719	$(3,700)	$(2,981)

Interest-bearing liabilities:
Demand deposits	$12	$(261)	$(249)
Savings deposits	-	(597)	(597)
Time deposits	536	(2,332)	(1,796)
Short-term borrowings	175	(1,167)	(992)
Long-term debt	(67)	(120)	(187)
Total interest-bearing liabilities	$656	$(4,477)	$(3,821)
Net Interest Income	$63	$777	$840

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.7 million in the first three months of 2009 and $1.9 million in the first three months of 2008.  The provision for loan losses recorded during the first three months of 2009 reflects the difficulties of certain commercial borrowers of the Company during the quarter, the downgrade of their related credits, and management’s assessment of the impact of these difficulties on the ultimate collectability of the loans.  Changes in the amount of the provision and related allowance are based on the Company’s detailed methodology and are directionally consistent with changes in the growth, composition, and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio at March 31, 2009.
The Company had net charge-offs of $1.9 million for the first three months of 2009.  Net charge-offs on commercial and residential loans were $1.5 and $0.3 million, respectively, for the three months ended March 31, 2009.  Charge-offs for commercial loans were primarily related to three specific credits that had been appropriately considered in establishing the allowance for loan losses in prior periods.  In addition, depository accounts net charge-offs were $0.1 million for the first three months of 2009. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 1.64% at December 31, 2008 to 1.53% at March 31, 2009.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at March 31, 2009.  The Company’s ratio of non-performing assets to total loans and other real estate owned is 138 basis points lower than that of our peer group (bank holding companies with total assets between $1 and $5 billion), which reported average non-performing assets as a percentage of loans and other real estate owned of 2.91% for the most recently reported quarter ended December 31, 2008.

Approximately 43% of the Company’s non-performing loans at March 31, 2009, or approximately $9 million, were associated with a $13 million portfolio of loans to builders of speculative homes at the Greenbrier Resort in White Sulphur Springs, West Virginia. These loans are considered to be commercial loans due to the dollar amount of the borrowings, although the loans were used to purchase lots and to construct upper-scale single-family residences at the Greenbrier Resort.  Construction loan terms were originally interest only for 12 months.  All loans are collateralized by completed homes and eight residential lots.  Through March 31, 2009, the Company has specifically reserved $4.0 million of the ALLL associated with this portfolio of speculative properties. During the second quarter of 2009, two of the completed residences and two residential lots were foreclosed and taken into the Company’s Other Real Estate Owned.  The loans associated with these properties were included in non-performing assets at March 31, 2009.  The Greenbrier Resort has a long history and storied tradition as a top resort destination. However, the current economic scenario has been challenging for the Greenbrier, which lost $35 million in 2008 according to its owner, CSX Corporation. During March 2009, the Greenbrier filed for Chapter 11 bankruptcy reorganization and CSX Corporation announced that Marriott International was willing to buy the Greenbrier for up to $130 million, pending court approval and a new labor deal with Greenbrier workers. While this announcement sheds some light on the future of the Greenbrier, the Company has considered the uncertainty of the situation at the Greenbrier and believes that based on our analysis, the specific allowance allocated to the non-performing and substandard loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans as of March 31, 2009.
In addition to the 43% of the Company’s non-performing loans associated with speculative builders at the Greenbrier, slightly more than 25% of the Company’s non-performing assets are associated with real estate in what is known as the “Eastern Panhandle” of West Virginia – the counties of Jefferson, Berkeley, and Morgan. These three counties are distant suburbs of the Washington D.C. MSA and have experienced explosive growth in the last 10 years. While this is a relatively small part of the Company’s entire franchise, the downturn that has gripped the nation’s mortgage and construction industry has had disproportionately more impact upon the Company’s asset quality and provision in this region than in the remainder of the Company.  Exclusive of loans to speculative builders at the Greenbrier or loans in the Eastern Panhandle, other loans throughout the Company account for only 32% of the Company’s non-performing loans.
The allowance allocated to the commercial loan portfolio (see Table Five) increased $0.3 million, or 1.8% from $15.1 million at December 31, 2008 to $15.4 at March 31, 2009.  This increase was attributable to recent trends in the quality of the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Five) decreased $0.2 million, or 4.1% from  $4.6 million at December 31, 2008 to $4.4 million at March 31, 2009.  This decrease was primarily due to improvement in non-performing real estate loans during the three months ended March 31, 2009.
The allowance allocated to the consumer loan portfolio (see Table Five) remained consistent at $0.2 million at December 31, 2008 and March 31, 2009.
The allowance allocated to overdraft deposit accounts (see Table Five) decreased $0.4 million, or 15.2% from $2.4 million at December 31, 2008 to $2.0 million at March 31, 2009.  This decrease was attributable to declines in losses experienced during the three months ended March 31, 2009.

As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2009, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table three
Analysis of the Allowance for Loan Losses
	Three months ended March 31,		Year ended December 31,
(in thousands)	2009	2008	2008

Balance at beginning of period	$22,254	$17,581	$17,581

Charge-offs:
Commercial, financial, and agricultural	(1,479)	(406)	(3,064)
Real estate-mortgage	(394)	(274)	(1,590)
Installment loans to individuals	(69)	(75)	(243)
Overdraft deposit accounts	(664)	(984)	(3,151)
Total charge-offs	(2,606)	(1,739)	(8,048)

Recoveries:
Commercial, financial, and agricultural	29	13	38
Real estate-mortgage	81	27	223
Installment loans to individuals	55	108	296
Overdraft deposit accounts	517	694	1,741
Total recoveries	682	842	2,298
Net charge-offs	(1,924)	(897)	(5,750)
Provision for loan losses	1,650	1,883	10,423
Balance at end of period	$21,980	$18,567	$22,254

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.43)%	(0.21)%	(0.33)%
Provision for loan losses (annualized)	0.37%	0.44%	0.60%
As a Percent of Non-Performing Loans:
Allowance for loan losses	107.44%	113.55%	86.07%

Table four
Non-Performing Assets
	As of March 31,		As of December 31,
(in thousands)	2009	2008	2008

Non-accrual loans	$20,007	$15,840	$25,224
Accruing loans past due 90 days or more	386	257	623
Previously securitized loans past due 90 days or more	64	255	10
Total non-performing loans	20,457	16,352	25,857
Other real estate, excluding property associated withpreviously securitized loans	6,686	4,192	3,469
Other real estate associated with previouslysecuritized loans	374	148	400
Total other real estate owned	7,060	4,340	3,869
Total non-performing assets	$27,517	$20,692	$29,726

Table five
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(in thousands)	2009	2008	2008

Commercial, financial and agricultural	$15,398	$11,682	$15,128
Real estate-mortgage	4,395	4,038	4,583
Installment loans to individuals	192	298	190
Overdraft deposit accounts	1,995	2,549	2,353
Allowance for Loan Losses	$21,980	$18,567	$22,254

Previously Securitized Loans
As of March 31, 2009, the Company reported a carrying value of previously securitized loans of $3.8 million, while the actual outstanding contractual balance of these loans was $18.3 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the three months ended March 31, 2009 and for the year ended December 31, 2008, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.

During the first three months of 2009 and 2008, the Company recognized $1.1 million and $1.6 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three months ended March 31, 2009 and 2008 are summarized in the following table:
	Three months ended March 31,
(in thousands)	2009	2008

Principal receipts	$968	$3,038
Interest income receipts	587	899
Total cash receipts	$1,555	$3,937

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:
As of:	Estimated Balance:

December 31, 2009	$4 million
December 31, 2010	3 million
December 31, 2011	3 million
December 31, 2012	2 million

Non-Interest Income and Non-Interest Expense
Three Months Ended March 31, 2009 vs. 2008
Non-Interest Income: During the first three months of 2009, the Company recorded $2.2 million of investment impairment losses.  The charges deemed to be other than temporary were related to pooled bank trust preferreds with a remaining book value of $8.9 million at March 31, 2009.  The impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that impairment charges of $2.2 million on the pooled bank trust preferred securities were necessary for the quarter ended March 31, 2009.
Exclusive of other than temporary investment impairment losses and the gain from the Visa initial public offering in the first quarter of 2008, non-interest income increased $0.5 million to $14.5 million in the first three months of 2009 as compared to $14.0 million in the first three months of 2008.  Insurance commission revenues increased $0.9 million, or 86.2%, from $1.0 million during the first quarter of 2008 to $1.9 million during the first quarter of 2009 due to contingency payments and new business.  Partially offsetting this increase was a decrease of $0.8 million, or 7.4%, in service charges from depository accounts.  This decrease is attributable to a general nationwide decline in consumer spending.
Non-Interest Expense: Excluding the loss on the early redemption of the trust preferred securities in the first quarter of 2008, non-interest expenses increased $0.1 million from $18.7 million in the first quarter of 2008 to $18.8 million in the first quarter of 2009.  Occupancy and equipment increased $0.3 million, or 19.5%, from the first quarter of 2008 due to an upgrade of the Company’s core processing system and increased occupancy expenses, while salaries and employee benefits increased $0.2 million, or 2.3%, from the first quarter of 2008.  In addition, advertising expenses rose $0.2 million from the first quarter of 2008.  Partially offsetting these increases was a decline in other expenses of $1.1 million due in part to increased special charitable contributions of approximately $0.5 million during the first quarter of 2008.

Income Tax Expense: The Company’s effective income tax rate for the first quarter of 2009 was 34.6% compared to 25.2% for the year ended December 31, 2008, and 33.0% for the quarter ended March 31, 2008.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2009.  The increase in the effective income tax rate is largely attributable to revisions in the West Virginia state tax code that are effective for the 2009 calendar year.

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
The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase or decrease of 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.  Due to the current Federal Funds target rate of 25 basis points, the Company has chosen not to reflect a decrease of 25 basis points from current rates in its analysis.
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors will be recognized over the remaining lives of the various hedged loans.  At March 31, 2009, the unrecognized gain was approximately $12.4 million.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2009:
+300	3.25%	+11.9%	+19.9%
+200	2.25	+7.4	+13.1
+100	1.25	+3.0	+5.6

December 31, 2008:
+300	3.25%	+9.2%	+7.0%
+200	2.25	+6.3	+4.4
+100	1.25	+3.2	+1.1

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the results above will be achieved in the event that interest rates increase during 2009 and beyond.  The results above do not necessarily imply that the Company will experience decreases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Based upon the results above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. During 2007 and 2008, City National received regulatory approval to pay $88.6 million of cash dividends to the Parent Company, while generating net profits of $78.1 million.  Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2009.  Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s trust-preferred securities, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.8 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.6 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2009.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.9 million of additional cash over the next 12 months. As of March 31, 2009, the Parent Company reported a cash balance of $5.7 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2009 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2009, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2009, City National has the capacity to borrow an additional $408.4 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (94.0%, or $459.0 million at March 31, 2009) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 68.5% as of March 31, 2009 and deposit balances fund 82.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $488.1 million at March 31, 2009, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $177.1 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 43.1% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $5.8 million of cash from operating activities during the first three months of 2009, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $24.9 million of cash in investing activities during the first three months of 2009 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $7.9 million of cash in financing activities during the first three months of 2009, primarily from cash dividends paid to the Company’s common stockholders of $5.4 million, and the purchase of treasury stock of $1.2 million.
Capital Resources
During the first three months of 2009, Shareholders’ Equity increased $1.1 million, or 3.9%, from $280.4 million at December 31, 2008 to $281.5 million at March 31, 2009.  This increase was primarily due to reported net income of $10.9 million.    This increase was partially offset by dividends declared during the year of $5.4 million, unrealized losses on interest rate floors of $1.8 million, unrealized losses on available-for-sale securities of $1.7 million, and common stock purchases of $1.2 million.
During August 2007, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 49,363 shares were repurchased during the first three months of 2009 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of March 31, 2009, the Company may repurchase an additional 156,065 shares from time to time depending on market conditions under the authorization.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2009	2008
City Holding:
Total	8.0%	10.0%	13.5%	13.4%
Tier I Risk-based	4.0	6.0	12.3	12.3
Tier I Leverage	4.0	5.0	9.4	9.5
City National:
Total	8.0%	10.0%	11.3%	11.5%
Tier I Risk-based	4.0	6.0	10.1	10.3
Tier I Leverage	4.0	5.0	7.7	8.0

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	--	--	--	205,428

February 1 – February 28, 2009	16,963	25.23	16,963	188,465

March 1 – March 31, 2009	32,400	25.12	32,400	156,065

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

Date: May 6, 2009