Form 10-K/A
period 2008-12-31
CITY HOLDING CO
filed 2009-07-21
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  __________ to __________.

Commission File Number 0-11733
CITY HOLDING COMPANY
(Exact Name of Registrant as Specified in its Charter)

West Virginia	55-0619957
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization) 25 Gatewater Road, Cross Lanes, WV (Address of Principal Executive Offices)	Identification No.) 25313 (Zip Code)

304-769-1100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
None	None

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2009 (the “Original Filing”).  The Registrant is filing this Amendment solely to correct typographical errors in the Stock Repurchase Plan in the Original Filing.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Filing in this Form 10-K/A.  Accordingly, this Form 10-K/A does not reflect events occurring after this filing of the Original Filing or modify or update those disclosures affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC after the filing of the Original Filing.  Forward-looking statements in this Amendment have also not been updated from the 2008 Form 10-K that was filed on March 4, 2009.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2008	-	$-	-	437,528

November 1 – November 30, 2008	169,400	$31.48	169,400	268,128

December 1 - December 31, 2008	62,700	$30.68	62,700	205,428

(a)
In August 2007, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits

31 (a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2009	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith.

Exhibit                         Description

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