Form 10-Q
period 2009-06-30
CITY HOLDING CO
filed 2009-08-10
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2009
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

Common stock, $2.50 Par Value – 15,962,719 shares as of August 10, 2009.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may not continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on these assets; (5)  the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (14) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and (15) the Company may incur further expenses due to additional special assessments from the Federal Deposit Insurance Corporation (“FDIC”) or increases in FDIC insurance premiums. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	June 30	December 31
	2009	2008
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$48,058	$55,511
Interest-bearing deposits in depository institutions	4,912	4,118
Cash and Cash Equivalents	52,970	59,629

Investment securities available for sale, at fair value	502,286	424,214
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2009 and December 31, 2008 - $22,533 and $22,050, respectively)	29,029	29,067
Total Investment Securities	531,315	453,281

Gross loans	1,786,335	1,812,344
Allowance for loan losses	(20,975)	(22,254)
Net Loans	1,765,360	1,790,090

Bank owned life insurance	71,874	70,400
Premises and equipment	63,425	60,138
Accrued interest receivable	8,936	9,024
Net deferred tax asset	45,694	48,462
Intangible assets	57,244	57,479
Other assets	29,499	33,943
Total Assets	$2,626,317	$2,582,446
Liabilities
Deposits:
Noninterest-bearing	$315,278	$298,530
Interest-bearing:
Demand deposits	430,113	420,554
Savings deposits	379,848	354,956
Time deposits	1,018,594	967,090
Total Deposits	2,143,833	2,041,130

Short-term borrowings	136,421	194,463
Long-term debt	18,002	19,047
Other liabilities	36,879	47,377
Total Liabilities	2,335,135	2,302,017

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2009 and December 31, 2008, less 2,536,563 and 2,548,538 shares in treasury, respectively	46,249	46,249
Capital surplus	101,658	102,895
Retained earnings	240,847	230,613
Cost of common stock in treasury	(88,357)	(88,729)
Accumulated other comprehensive (loss):
Unrealized loss on securities available-for-sale	(10,676)	(15,628)
Unrealized gain on derivative instruments	5,719	9,287
Underfunded pension liability	(4,258)	(4,258)
Total Accumulated Other Comprehensive (Loss)	(9,215)	(10,599)
Total Shareholders’ Equity	291,182	280,429
Total Liabilities and Shareholders’ Equity	$2,626,317	$2,582,446

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$26,946	$30,416	$55,004	$61,408
Interest on investment securities:
Taxable	5,612	6,120	11,674	12,184
Tax-exempt	403	381	812	780
Interest on deposits in depository institutions	3	51	8	116
Total Interest Income	32,964	36,968	67,498	74,488

Interest Expense
Interest on deposits	9,184	10,519	18,557	22,534
Interest on short-term borrowings	111	663	264	1,808
Interest on long-term debt	231	312	485	753
Total Interest Expense	9,526	11,494	19,306	25,095
Net Interest Income	23,438	25,474	48,192	49,393
Provision for loan losses	2,150	850	3,800	2,733
Net Interest Income After Provision for Loan Losses	21,288	24,624	44,392	46,660

Non-interest Income
Investment securities (losses) gains	(332)	-	(2,407)	2
Service charges	11,261	11,269	21,696	22,543
Insurance commissions	1,325	1,168	3,258	2,206
Trust and investment management fee income	497	449	1,204	1,081
Bank owned life insurance	992	750	1,724	1,426
VISA IPO Gain	-	-	-	3,289
Other income	544	559	1,245	966
Total Non-interest Income	14,287	14,195	26,720	31,513

Non-interest Expense
Salaries and employee benefits	9,797	9,517	19,380	18,880
Occupancy and equipment	1,880	1,701	3,789	3,298
Depreciation	1,184	1,087	2,395	2,220
Professional fees	397	427	850	794
Postage, delivery, and statement mailings	698	618	1,416	1,272
Advertising	927	643	1,790	1,260
Telecommunications	514	440	934	858
Bankcard expenses	686	640	1,334	1,261
Insurance and regulatory	1,578	333	1,954	671
Office supplies	470	504	1,001	961
Repossessed asset losses, net of expenses	86	91	215	123
Loss on early extinguishment of debt	-	-	-	1,208
Other expenses	2,119	2,760	4,112	5,854
Total Non-interest Expense	20,336	18,761	39,170	38,660
Income Before Income Taxes	15,239	20,058	31,942	39,513
Income tax expense	5,093	6,679	10,872	13,096
Net Income	10,146	13,379	21,070	26,417

Basic earnings per common share	$0.64	$0.83	$1.32	$1.64
Diluted earnings per common share	$0.64	$0.83	$1.32	$1.63
Dividends declared per common share	$0.34	$0.34	$0.68	$0.68
Average common shares outstanding:
Basic	15,908	16,103	15,903	16,124
Diluted	15,949	16,167	15,941	16,186

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2009 and 2008
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2007	$46,249	$103,390	$224,386	$(80,664)	$633	$293,994
Comprehensive income:
Net income			26,417			26,417
Other comprehensive loss, net of deferred income taxes of $2,901:
Unrealized losses on available-for-sale securities of $8,612, net of taxes					(5,166)	(5,166)
Net unrealized gain on interest rate floors of $1,358, net of taxes					815	815
Total comprehensive income						22,066
Cash dividends declared ($0.68 per share)			(10,965)			(10,965)
Issuance of stock awards, net		(133)		473		340
Exercise of 18,075 stock options		(318)		633		315
Excess tax benefit on stock-basedcompensation		23				23
Purchase of 104,960 treasury shares				(3,717)		(3,717)
Balances at June 30, 2008	$46,249	$102,962	$239,838	$(83,275)	$(3,718)	$302,056

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2008	$46,249	$102,895	$230,613	$(88,729)	$(10,599)	$280,429
Comprehensive income:
Net income			21,070			21,070
Other comprehensive gain, net of deferred income taxes of 2,282:
Unrealized gains on available-for-sale securities of $8,167, net of taxes					4,953	4,953
Net unrealized loss on interest rate floors of $5,885, net of taxes					(3,569)	(3,569)
Total comprehensive income						22,454
Cash dividends declared ($0.68 per share)			(10,836)			(10,836)
Issuance of stock awards, net		(1,233)		1,607		374
Exercise of 300 stock options		(4)		7		3
Purchase of 49,363 treasury shares				(1,242)		(1,242)
Balances at June 30, 2009	$46,249	$101,658	$240,847	$(88,357)	$(9,215)	$291,182

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Six Months Ended June 30
	2009	2008

Operating Activities
Net income	$21,070	$26,417
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(24)	(777)
Provision for loan losses	3,800	2,733
Depreciation of premises and equipment	2,395	2,220
Deferred income tax (benefit) expense	(445)	533
Accretion of gain from sale of interest rate floors	(3,569)	-
Net periodic employee benefit cost	100	24
Loss on early extinguishment of debt	-	1,208
Loss on disposal of premises and equipment	-	111
Realized investment securities losses (gains)	2,407	(2)
Increase in value of bank-owned life insurance	(1,724)	(1,427)
Proceeds from bank-owned life insurance	250	-
Decrease in accrued interest receivable	88	1,331
Decrease (Increase) in other assets	4,444	(6,305)
Decrease in other liabilities	(10,228)	(5,679)
Net Cash Provided by Operating Activities	18,564	20,387

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	-	1,220
Proceeds from sale of money market and mutual fund securities available-for-sale	302,483	612,600
Purchases of money market and mutual fund securities available-for-sale	(365,421)	(618,517)
Proceeds from sales of securities available-for-sale	161	2,591
Proceeds from maturities and calls of securities available-for-sale	49,663	31,750
Purchases of securities available-for-sale	(59,914)	(61,408)
Net decrease in loans	21,939	16,632
Sales of premises and equipment	-	337
Purchases of premises and equipment	(5,682)	(4,525)
Investment in bank-owned life insurance	-	(3,000)
Redemption of VISA stock	-	2,334
Net Cash Used in Investing Activities	(56,771)	(19,986)

Financing Activities
Net increase in noninterest-bearing deposits	16,748	12,503
Net increase in interest-bearing deposits	85,955	5,723
Net (decrease) in short-term borrowings	(59,042)	(8,260)
Proceeds from long-term debt	-	16,495
Repayment of long-term debt	(42)	(58)
Redemption of trust preferred securities	-	(17,568)
Purchases of treasury stock	(1,242)	(3,717)
Proceeds from exercise of stock options	3	315
Excess tax benefits from stock-based compensation arrangements	-	23
Dividends paid	(10,832)	(10,504)
Net Cash Provided by (Used in) Financing Activities	31,548	(5,048)
Decrease in Cash and Cash Equivalents	(6,659)	(4,647)
Cash and cash equivalents at beginning of period	59,629	74,518
Cash and Cash Equivalents at End of Period	$52,970	$69,871

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2009. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Management has evaluated subsequent events for disclosure and/or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on August 10, 2009.
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

Note B –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	June 30, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$46,422	$336	$(776)	$45,982	$41,960	$196	$(735)	$41,421
Mortgage-backed securities:
US government agencies	277,966	7,459	(253)	285,172	269,121	3,986	(302)	272,805
Private label	14,842	-	(991)	13,851	18,112	-	(2,584)	15,528
Trust preferredsecurities	69,492	444	(17,124)	52,812	73,544	57	(20,515)	53,086
Corporate securities	22,870	-	(2,701)	20,169	22,862	-	(2,314)	20,548
Total DebtSecurities	431,592	8,239	(21,845)	417,986	425,599	4,239	(26,450)	403,388
Marketable equity securities	10,455	-	(3,964)	6,491	9,476	-	(3,511)	5,965
Non-marketable equity securities	13,036	-	-	13,036	13,037	-	-	13,037
Investment funds	64,797	-	(24)	64,773	1,859	-	(35)	1,824
Total SecuritiesAvailable-for-Sale	$519,880	$8,239	$(25,833)	$502,286	$449,971	$4,239	$(29,996)	$424,214

Securities held-to-maturity
Obligations of states and political subdivisions	$2,836	$29	$-	$2,865	$2,834	$28	$-	$2,862
Trust preferred securities	26,193	-	(6,525)	19,668	26,233	-	(7,045)	19,188
Total SecuritiesHeld-to-Maturity	$29,029	$29	$(6,525)	$22,533	$29,067	$28	$(7,045)	$22,050

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale debt securities in the table above.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2009 and December 31, 2008.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	June 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and politicalsubdivisions	$15,361	$420	$2,826	$356	$18,187	$776
Mortgage-backed securities:
US Government agencies	34,473	246	1,474	7	35,947	253
Private-label	-	-	13,852	991	13,852	991
Trust preferred securities	11,226	3,478	27,631	13,646	38,857	17,124
Corporate securities	5,632	954	3,292	1,747	8,924	2,701
Marketable equity securities	3,191	1,224	3,259	2,740	6,450	3,964
Investment funds	-	-	1,476	24	1,476	24
Total	$69,883	$6,322	$53,810	$19,511	$123,693	$25,833

Securities held-to-maturity:
Trust preferred securities	$7,990	$1,887	$6,610	$4,638	$14,600	$6,525

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and politicalsubdivisions	$17,068	$729	$187	$6	$17,255	$735
Mortgage-backed securities:
US Government agencies	28,104	302	-	-	28,104	302
Private-label	15,529	2,584	-	-	15,529	2,584
Trust preferred securities	32,236	8,179	8,122	12,336	40,358	20,515
Corporate securities	7,365	2,314	-	-	7,365	2,314
Marketable equity securities	5,305	3,010	659	501	5,964	3,511
Investment funds	-	-	1,465	35	1,465	35
Total	$105,607	$17,118	$10,433	$12,878	$116,040	$29,996

Securities held-to-maturity:
Trust preferred securities	$12,408	$5,282	$1,700	$1,763	$14,108	$7,045

During 2009, the Company recorded $2.2 million of other than temporary non-cash investment impairment losses, or $1.3 million on an after-tax basis.  The charges deemed to be other than temporary was related to pooled bank trust preferreds with a remaining book value of $8.8 million at June 30, 2009.  The impairment charges were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.

During 2008, the Company recorded $38.3 million of other than temporary non-cash investment impairment losses, or $23.2 million on an after-tax basis.  The charges deemed to be other than temporary were credit losses related to agency preferreds ($21.1 million) with remaining book value of $1.6 million at December 31, 2008; pooled bank trust preferreds ($14.2 million) with remaining book value of $10.9 million at December 31, 2008; income notes ($2.0 million) with no remaining book value at December 31, 2008; and corporate debt securities ($1.0 million) with remaining book value of $24.6 million at December 31, 2008.  The impairment charges for the agency preferred securities were due to the actions of the federal government to place Freddie Mac and Fannie Mae into conservatorship and the suspension of dividends on such preferred securities.  The impairment charges related to the pooled bank trust preferred securities and income notes were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools management concluded that other than temporary impairment charges of $14.2 million and $2.0 million on the pooled bank trust preferred securities and the income notes, respectively, were necessary for the year ended December 31, 2008.  The $1.0 million impairment charge for corporate debt securities was due to Lehman Brothers Holdings bankruptcy filing.  The Company had acquired this security as the result of an acquisition of a bank in 2005.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, and near-term prospects of the issuer, and (iii) the intent to sell the investment security or whether it is more likely than not that the Company would be required to sell the investment security before anticipated recovery of its amortized cost basis.
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2009, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2009, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(in thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$1,627	$1,642
Due after one year through five years	19,298	22,316
Due after five years through ten years	91,076	88,048
Due after ten years	319,591	305,980
	$431,592	$417,986

Securities Held-to-Maturity
Due in one year or less	$1,200	$1,208
Due after one year through five years	1,636	1,657
Due after five years through ten years	-	-
Due after ten years	26,193	19,668
	$29,029	$22,533

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Gross realized gains	$-	$-	$82	$2
Gross realized losses	(332)	-	(2,489)	-
Investment security gains (losses)	$(332)	$-	$(2,407)	$2

The specific identification method is used to determine the cost basis of securities sold.

Note C –Previously Securitized Loans
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

	As of and for the Six Months Ended		As of and for the Year Ended
	June 30,		December 31,
( in thousands)	2009	2008	2008

Previously Securitized Loans:
Total principal amount of loans outstanding	$17,453	$21,116	$18,955
Discount	(14,230)	(15,863)	(14,733)
Net book value	$3,223	$5,253	$4,222

Principal amount of loans between 30 and 89 days past due	$846	$596	$999
Principal amount of loans 90 days and above past due	32	36	10
Net credit recoveries during the period	416	248	351

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and six months ended June 30, 2009 and 2008, or for the year ending December 31, 2008.
As of June 30, 2009, the Company reported a book value of previously securitized loans of $3.2 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2009 was $17.5 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended June 30, 2009 and 2008, the Company recognized $1.0 million and $1.5 million, respectively, of interest income from it’s previously securitized loans.  During the first six months of 2009 and 2008, the Company recognized $2.1 million and $3.1 million, respectively, of interest income from its previously securitized loans.

Note D – Short-term borrowings

The components of short-term borrowings are summarized below:

( in thousands)	June 30, 2009	December 31, 2008

Security repurchase agreements	$133,181	$122,904
Short-term advances	3,240	71,559
Total short-term borrowings	$136,421	$194,463

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	June 30, 2009	Weighted Average Interest Rate

FHLB Advances	2010	$1,000	5.98%
FHLB Advances	2011	507	4.44%
Junior subordinated debentures owed to City Holding Capital Trust III	2038 (a)	16,495	4.13%
Total long-term debt		$18,002

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:

	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	270,455	$33.96	305,909	$32.05
Granted	17,500	27.98	11,500	40.88
Exercised	(300)	13.30	(18,075)	17.44
Forfeited	-	-	-	-
Outstanding at June 30	287,655	$33.62	299,334	$33.23

Additional information regarding stock options outstanding and exercisable at June 30, 2009, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,600	$13.30	31	$27	1,600	$13.30	31	$27
$26.62 - $33.90	187,555	31.22	72	120	133,930	31.68	61	73
$35.36 - $40.88	98,500	38.52	88	-	39,250	36.86	79	-
	287,655			$147	174,780			$100

Proceeds from stock options totaled approximately $0.1 million and $0.3 million during the six months ended June 30, 2009 and 2008, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2009 and June 30, 2008 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million and $0.4 million during the six months ended June 30, 2009 and June 30, 2008, respectively.
Stock-based compensation expense totaled $0.1 million for both the six months ended June 30, 2009 and June 30, 2008.  Unrecognized stock-based compensation expense related to stock options totaled $0.8 million at June 30, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.9 years.

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $0.9 million at June 30, 2009. At June 30, 2009, this unrecognized expense is expected to be recognized over 6.9 years based on the weighted average-life of the restricted shares.
A summary of the Company’s restricted shares activity and related information is presented below for the six months ended June 30:
	2009		2008
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	36,175		31,818
Granted	53,225	$30.71	8,325	$40.88
Forfeited/Vested	(4,066)		(3,800)
Outstanding at June 30	85,334		36,343

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for the six month periods ended June 30, 2009 and June 30, 2008.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company did not make any contributions to the Defined Benefit Plan during the six months ended June 30, 2009 and 2008.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Components of net periodic cost:
Interest cost	$169	$166	338	$332
Expected return on plan assets	(199)	(217)	(398)	(434)
Net amortization and deferral	80	63	160	126
Net Periodic Pension Cost	$50	$12	100	$24

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

( in thousands)	June 30, 2009	December 31, 2008

Commitments to extend credit:
Home equity lines	$130,914	$129,794
Commercial real estate	32,362	34,025
Other commitments	171,182	173,522
Standby letters of credit	21,611	18,388
Commercial letters of credit	30	159

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Six months ended June 30,
(in thousands)	2009	2008

Net income	$21,070	$26,417

Unrealized security gains (losses) arising during the period	3,561	(8,612)
Reclassification adjustment for losses included in income	4,606	2
	8,167	(8,610)

Unrealized (loss) gains on interest rate floors	(5,885)	1,358
Other comprehensive income before income taxes	23,352	19,165
Tax effect	(898)	2,901
Total comprehensive income	$22,454	$22,066

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net income	$10,146	$13,379	$21,070	$26,417

Average shares outstanding	15,908	16,103	15,903	16,124

Effect of dilutive securities:
Employee stock options	41	64	38	62

Shares for diluted earnings per share	15,949	16,167	15,941	16,186

Basic earnings per share	$0.64	$0.83	$1.32	$1.64
Diluted earnings per share	$0.64	$0.83	$1.32	$1.63

Options to purchase 205,418 shares of common stock at an exercise price between $31.38 and $40.88 per share were outstanding during the second quarter of 2009, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J–Fair Value Measurements
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
The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2009.
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Obligations of states and political subdivisions	$45,982	$-	$45,982	$-
Mortgage-backed securities:
US Government agencies	285,172	-	285,172	-
Private label	13,851	-	13,851	-
Trust preferred securities	52,812	-	52,812	-
Corporate securities	20,169	-	20,169	-
Marketable equity securities	6,491	5,888	603	-
Investment funds	64,773	64,773	-	-
Derivative Assets	396	-	396	-
Previously Securitized Loans	3,223	-	-	3,223
Derivative Liabilities	396	-	396	-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the six months ended June 30, 2009.
(in thousands)	Previously Securitized Loans

Beginning balance, January 1, 2009	$4,222
Principal Receipts and Recoveries (net)	(1,502)
Accretion	503
Transfers into Level 3	-
Ending Balance, June 30, 2009	$3,223

   The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At June 30, 2009, the Company has $12.9 million of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
 In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. Long-lived assets held for sale with a carrying amount of $6.3 million were written down $0.1 million, which is included in other non-interest expense, to their fair value of $6.2 million during the six months ended June 30, 2009.

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rate and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Statement No. 107, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The following table represents the estimates of fair value:
	Fair Value of Financial Instruments
	June 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$52,970	$52,970	$56,629	$59,629
Securities available-for-sale	502,286	502,286	424,214	424,214
Securities held-to-maturity	29,029	22,533	29,067	22,050
Net loans	1,765,360	1,808,457	1,790,090	1,842,888
Liabilities:
Deposits	2,143,833	2,047,399	2,041,130	2,065,947
Short-term borrowings	136,421	136,515	194,463	194,544
Long-term debt	18,002	18,093	19,047	19,242

The following methods and assumptions were used in estimating fair value for financial instruments:
Cash and cash equivalents:  Due to their short-term nature, the carrying amounts reporting in the Consolidated Balance Sheets approximate fair value.
Securities:  The fair value of securities, both available-for-sale and held-to-maturity, are generally based on quoted market prices or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Net loans:  The fair value of the loan portfolio is estimated using discounted cash flow analyses at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The carrying value of accrued interest approximates its fair value.
Deposits:  The fair values of demand deposits (e.g. interest and noninterest-bearing checking, regular savings, and other money market demand accounts) are, by definition, equal to their carrying values.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of time deposits.
Short-term borrowings:  Securities sold under agreements to repurchase represent borrowings with original maturities of less than 90 days.  The carrying amount of advances from the FHLB and borrowings under repurchase agreements approximate their fair values.

Long-term debt: The fair value of long-term borrowings is estimate using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements and market conditions of similar debt instruments.
Commitments and letters of credit:  The fair values of commitments are estimated based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations at the reporting date.  The amounts of fees currently charged on commitments and letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values have not been reflected in the table above.

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

In March 2008, the FASB issued SFAS No. 161, (“SFAS No. 161”),"Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133.  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The only derivative instruments that the Company has at June 30, 2009 are interest rate swaps with customers while at the same time entering into an offsetting interest rate swap with another financial institution.  At June 30, 2009, the fair value of these instruments approximated $2.2 million.  The Company adopted the provisions of SFAS No. 161 on January 1, 2009 and based on the immateriality of the outstanding derivatives, there was no significant impact on related disclosure in the Company's financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s during the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.
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
In April 2009, the FASB issued FSP SFAS 157-4 (“FSP SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS 157-4 as of June 30, 2009 and the adoption of FSP SFAS 157-4 did not have a significant impact on the Company’s financial statements.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 (“FSP SFAS 115-2 and SFAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 and the adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material effect on the Company’s financial statements.  The other than temporary losses recognized by the Company during the year ended December 31, 2008 and for the quarter ended March 31, 2009 were solely related to credit issues and thus no cumulative effect adjustment was necessary.

    In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 (FSP SFAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 have been included in the Company’s second quarter interim financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2008 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, previously securitized loans, and other than temporary impairment on investment securities to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 35-39 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007. The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the year ended December 31, 2007.

Note C, beginning on page 13 of this Quarterly Report on Form 10-Q, and page 39 provide management’s analysis of the Company’s previously securitized loans.  The carrying value of previously securitized loans is determined using assumptions with regard to loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.  Please refer to Note C of Notes to Consolidated Financial Statements, on page 13 for further discussion.
On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other than temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As a result of this review, the Company recognized $2.2 million of other than temporary impairment charges during the six months ended June 30, 2009.  These impairment charges were related to credit losses on pooled bank trust preferreds with a remaining book value of $8.8 million.  At June 30, 2009, the Company’s portfolio of perpetual callable preferred securities, preferred securities, and trust preferred securities primarily invested in regional banks have a total book value of $109.8 million and unrealized losses of $14.0 million.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.  Based on the market information available the Company believes that the recent declines in market value are temporary and that the Company has the does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.
Financial Summary
Six Months Ended June 30, 2009 vs. 2008
The Company reported consolidated net income of $21.1 million, or $1.32 per diluted common share, for the six months ended June 30, 2009, compared to $26.4 million, or $1.63 per diluted common share for the first six months of 2008. Return on average assets (“ROA”) was 1.63% and return on average equity (“ROE”) was 14.7% for the first six months of 2009, compared to 2.11% and 17.3%, respectively, for the first six months of 2008.
The Company’s net interest income for the first six months of 2009 decreased $1.2 million compared to the first six months of 2008 (see Net Interest Income). The Company recorded a provision for loan losses of $3.8 million for the first six months of 2009 while $2.7 million was recorded for the first six months of 2008 (see Allowance and Provision for Loan Losses).  The Company recorded $2.2 million of investment impairment losses in the first six months of 2009 (see Non-Interest Income and Expense) while no such other than temporary impairment charges were recognized in the first six months of 2008.  As further discussed under the caption Non-Interest Income and Expense, excluding other than temporary investment impairment losses, investment losses, and the gain from the Visa initial public offering, non-interest income would have increased $0.9 million from the six months ended June 30, 2008, to the six months ended June 30, 2009.  Excluding the loss on the early redemption of the trust preferred securities in the first six months of 2008, non-interest expenses for the six months ended June 30, 2009 would have increased $1.7 million from the six months ended June 30, 2008.

Three Months Ended June 30, 2009 vs. 2008
The Company reported consolidated net income of $10.1 million, or $0.64 per diluted common share, for the three months ended June 30, 2009, compared to $13.4 million, or $0.83 per diluted common share for the second quarter of 2008. Return on average assets (“ROA”) was 1.55% and return on average equity (“ROE”) was 14.1% for the second quarter of 2009, compared to 2.14% and 17.1%, respectively, for the second quarter of 2008.
The Company’s net interest income for the second quarter of 2009 decreased $2.0 million compared to the second quarter of 2008 (see Net Interest Income). The Company recorded a provision for loan losses of $2.15 million for the second quarter of 2009 while $0.85 million was recorded for the second quarter of 2008 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.4 million from the three months ended June 30, 2008, to the three months ended June 30, 2009.  Non-interest expenses for the three months ended June 30, 2009 increased $1.6 million from the three months ended June 30, 2008.
Net Interest Income
Six Months Ended June 30, 2009 vs. 2008
The Company’s tax equivalent net interest income decreased $1.2 million, or 2.4%, from $49.8 million during the first six months of 2008 to $48.6 million during the first six months of 2009, as interest income from loans and investments decreased more quickly than interest expense on deposits and other interest bearing liabilities. The Company’s reported net interest margin decreased from 4.53% for the six months ended June 30, 2008 to 4.29% for the six months ended June 30, 2009.
During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The gain from sales of these interest rate floors of $16.7 million will be recognized over the remaining lives of the various hedged loans.  During the first six months of 2009, the Company recognized $5.7 million of interest income compared to $3.3 million of interest income recognized in the first six months of 2008 from the interest rate floors.
Three Months Ended June 30, 2009 vs. 2008
The Company’s tax equivalent net interest income decreased $2.0 million, or 7.9%, from $25.7 million during the second quarter of 2008 to $23.7 million during the second quarter of 2009, as interest income from loans and investments decreased more quickly than interest expense on deposits and other interest bearing liabilities. Due to a decrease in the Company’s yield on loans of 106 basis points from the second quarter of 2008, interest income related to loans declined $4.0 million.  In addition, interest income declined $0.8 million from the second quarter of 2008 due to a decline in the yield on investments. Deposit growth also increased interest expense by $1.1 million.  Partially offsetting these decreases in net interest income was a decline in interest expense on deposits of $2.5 million due to a decline of 49 basis points on interest bearing deposits.  In addition, higher average balances of loans and investments increased interest income by $0.9 million.  The Company’s reported net interest margin decreased from 4.65% for the quarter ended June 30, 2008 to 4.12% for the quarter ended June 30, 2009.

    During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The gain from sales of these interest rate floors of $16.7 million will be recognized over the remaining lives of the various hedged loans – predominantly prime-based commercial and home equity loans.  During the second quarter of 2009, the Company recognized $2.7 million of interest income compared to $2.3 million of interest income recognized in the second quarter of 2008 from the interest rate floors.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Six months ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$600,929	$17,325	5.81%	$600,262	$18,763	6.29%
Home equity (2)	388,517	12,193	6.33	351,850	12,876	7.36
Commercial, financial, and agriculture (3)	754,168	21,186	5.66	704,381	23,941	6.84
Loans to depository institutions	-	-	-	2,335	35	3.01
Installment loans to individuals	48,768	2,175	8.99	51,648	2,743	10.68
Previously securitized loans	3,645	2,125	117.56	5,895	3,050	104.05
Total loans	1,796,027	55,004	6.18	1,716,371	61,408	7.19
Securities:
Taxable	448,636	11,674	5.25	451,137	12,184	5.43
Tax-exempt (4)	37,871	1,249	6.65	36,865	1,200	6.55
Total securities	486,507	12,923	5.36	488,002	13,384	5.52
Deposits in depository institutions	5,026	8	0.32	8,982	116	2.60
Total interest-earning assets	2,287,560	67,935	5.99	2,213,355	74,908	6.81
Cash and due from banks	52,090			60,174
Bank premises and equipment	61,800			55,355
Other assets	213,467			189,810
Less: allowance for loan losses	(22,395)			(18,282)
Total assets	$2,592,522			$2,500,412

Liabilities
Interest-bearing demand deposits	$423,073	$909	0.43%	$411,606	$1,325	0.65%
Savings deposits	367,595	969	0.53	360,916	1,934	1.08
Time deposits	1,000,562	16,679	3.36	921,462	19,274	4.21
Short-term borrowings	136,412	264	0.39	133,790	1,808	2.72
Long-term debt	19,015	485	5.14	21,953	753	6.90
Total interest-bearing liabilities	1,946,657	19,306	2.00	1,849,727	25,094	2.73
Noninterest-bearing demand deposits	329,563			317,504
Other liabilities	29,506			26,991
Stockholders’ equity	286,796			306,190
Total liabilities and stockholders’ equity	$2,592,522			$2,500,412
Net interest income		$48,629			$49,814
Net yield on earning assets			4.29%			4.53%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $2,689 and $1,578 from interest rate floors for the six months ended June 30, 2009 and June 30, 2008, respectively.
(3)	Interest income includes $2,699 and $1,701 from interest rate floors for the six months ended June 30, 2009 and June 30, 2008, respectively.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Six months ended June 30,
	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$21	$(1,459)	$(1,438)
Home equity	3,338	(2,021)	(683)
Commercial, financial, and agriculture	1,688	(4,443)	(2,755)
Loans to depository institutions	(35)	-	(35)
Installment loans to individuals	(153)	(415)	(568)
Previously securitized loans	(1,161)	236	(925)
Total loans	1,698	(8,102)	(6,404)
Securities:
Taxable	(67)	(443)	(510)
Tax-exempt (1)	33	16	49
Total securities	(34)	(427)	(461)
Deposits in depository institutions	(51)	(57)	(108)
Total interest-earning assets	$1,613	$(8,586)	$(6,973)

Interest-bearing liabilities:
Demand deposits	$37	$(453)	$(416)
Savings deposits	36	(1,001)	(965)
Time deposits	1,650	(4,245)	(2,595)
Short-term borrowings	35	(1,579)	(1,544)
Long-term debt	(100)	(168)	(268)
Total interest-bearing liabilities	$1,658	$(7,446)	$(5,788)
Net Interest Income	$(45)	$(1,140)	$(1,185)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (5):
Residential real estate	$598,122	$8,545	5.73%	$598,924	$9,348	6.28%
Home equity (6)	390,361	6,050	6.22	360,041	6,493	7.25
Commercial, financial, and Agriculture (7)	752,157	10,311	5.50	708,607	11,707	6.64
Installment loans to individuals	49,956	1,057	8.49	55,667	1,398	10.10
Previously securitized loans	3,426	984	115.20	5,370	1,471	110.17
Total loans	1,794,022	26,947	6.02	1,728,609	30,417	7.08
Securities:
Taxable	466,341	5,612	4.83	446,625	6,120	5.51
Tax-exempt (8)	38,179	621	6.52	35,994	585	6.54
Total securities	504,520	6,233	4.96	482,619	6,705	5.59
Deposits in depository institutions	5,224	3	0.23	9,266	50	2.17
Total interest-earning assets	2,303,766	33,183	5.78	2,220,494	37,172	6.73
Cash and due from banks	51,774			54,906
Bank premises and equipment	62,775			56,002
Other assets	215,907			193,346
Less: allowance for loan losses	(22,229)			(18,726)
Total assets	$2,611,993			$2,506,022

Liabilities
Interest-bearing demand deposits	$429,381	$446	0.42%	$413,467	$613	0.60%
Savings deposits	374,375	463	0.50	361,244	831	0.93
Time deposits	1,017,984	8,276	3.26	909,421	9,075	4.01
Short-term borrowings	125,436	111	0.35	139,787	663	1.91
Long-term debt	18,998	231	4.88	21,401	312	5.88
Total interest-bearing liabilities	1,966,174	9,527	1.94	1,845,320	11,494	2.51
Noninterest-bearing demand deposits	334,735			323,123
Other liabilities	23,680			25,214
Stockholders’ equity	287,404			312,365
Total liabilities and stockholders’ equity	$2,611,993			$2,506,022
Net interest income		$23,656			$25,678
Net yield on earning assets			4.12%			4.65%

(5)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(6)	Interest income includes $1,314 and $1,108 from interest rate floors for the three months ended June 30, 2009 and June 30, 2008, respectively.
(7)	Interest income includes $1,400 and $1,215 from interest rate floors for the three months ended June 30, 2009 and June 30, 2008, respectively.
(8)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended June 30,
	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(12)	$(791)	$(803)
Home equity	542	(985)	(443)
Commercial, financial, and agriculture	714	(2,110)	(1,396)
Installment loans to individuals	(142)	(199)	(341)
Previously securitized loans	(528)	41	(487)
Total loans	574	(4,044)	(3,470)
Securities:
Taxable	268	(776)	(508)
Tax-exempt (1)	35	1	36
Total securities	303	(775)	(472)
Deposits in depository institutions	(22)	(25)	(47)
Total interest-earning assets	$855	$(4,844)	$(3,989)

Interest-bearing liabilities:
Demand deposits	$23	$(190)	$(167)
Savings deposits	30	(398)	(368)
Time deposits	1,071	(1,871)	(800)
Short-term borrowings	(66)	(485)	(551)
Long-term debt	(35)	(47)	(82)
Total interest-bearing liabilities	$1,023	$(2,991)	$(1,968)
Net Interest Income	$(168)	$(1,853)	$(2,021)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table five
Loan Portfolio
	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008

Commercial, financial, and agricultural	$241,713	$271,609	$258,743
Real Estate:
Construction:
Commercial	44,300	55,836	65,430
Consumer	2,246	4,971	6,087
Land:
Commercial	3,125	3,179	3,199
Consumer	11,399	12,948	16,490
Commercial mortgages	458,748	437,631	387,824
1-4 family residential mortgages	583,280	594,043	590,,099
Home equity	392,751	384,320	371,537
Total real estate	1,495,849	1,492,928	1,440,666
Installment loans to individuals	45,550	43,585	45,385
Previously securitized loans	3,223	4,222	5,253
Total loans	$1,786,335	$1,812,344	$1,750,047

As compared to December 31, 2008, loans have decreased $26.0 million (1.4%) at June 30, 2009.  The majority of the Company’s loan portfolio is comprised of real estate loans, which comprise 83.7% of total loans at June 30, 2009.  Real estate loans include both commercial and consumer balances.
Real estate loans remained increased modestly from December 31, 2008 to June 30, 2009.  Consumer real estate loans totaled $989.7 million and represented 66.2% of total real estate loans.  The majority of the consumer real estate loans are 1-4 family residential mortgages (58.9%) and home equity (39.7%) loans.  Residential mortgages declined $10.8 million from December 31, 2008 due to lower housing sales during the first six months of 2009.  Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  Home equity loans increased $8.4 million during the first six months of 2009.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.  The Company has a first lien position on 64.7% of its home equity loans and approximately 66% of the home equity loans have an average loan to value ratio of less than 80% at June 30, 2009.
Commercial loans decreased $20.4 million (2.7%) compared to December 31, 2008.  The majority of the Company’s commercial loans are real estate secured (67.7%), with 27.2% of the commercial mortgages occupied by the owners of the properties.  The Company has experienced growth in commercial lending activity during the first six months of 2009 as it has added new customers and new loans with existing customers. However, as the economy has slowed, various lines of credit to commercial customers have had balance reductions totaling $11 million. Additionally, a total of $11 million in commercial loans have been transferred to OREO since December 31, 2008.

Installment loans increased $2.0 million, or 4.5%, from $43.6 million at December 31, 2008 to $45.6 million at June 30, 2009.  The installment loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.  The average FICO score for borrowers with installment loans at June 30, 2009 was 704 compared to the national average FICO score of 680.
As of June 30, 2009, the Company reported $3.2 million of loans classified as “previously securitized loans.” These loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts (see Retained Interests and Previously Securitized Loans). As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.8 million in the first six months of 2009 and $2.7 million in the first six months of 2008.  The provision for loan losses recorded during the first six months of 2009 reflects the difficulties of certain commercial borrowers of the Company during the six months ended June 30, 2009, the downgrade of their related credits, and management’s assessment of the impact of these difficulties on the ultimate collectability of the loans.  Additionally, the Company’s nonperforming residential real estate loans increased during the first six months of 2009.  This increase was not restricted to a particular geographical market that the Company serves; rather this deterioration appears to be associated with the overall downturn of the economy.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $5.1 million for the first six months of 2009.  Net charge-offs on commercial and residential loans were $3.7 and $0.8 million, respectively, for the six months ended June 30, 2009.  Charge-offs for commercial loans were primarily related to four specific credits that had been appropriately considered in establishing the allowance for loan losses in prior periods, including specific charge-offs of $2.5 million related to Greenbrier loans.  In addition, depository accounts net charge-offs were $0.5 million for the first six months of 2009. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 1.53% at March 31, 2009 to 1.76% at June 30, 2009.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at June 30, 2009.  The Company’s ratio of non-performing assets to total loans and other real estate owned compares very favorably to peers.  The Company’s non-performing asset ratio of 1.76% at June 30, 2009 is only 43% of the 4.06% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended March 31, 2009.  The Company’s non-performing assets are disproportionally tied to two sub-sectors within the loan portfolio, as discussed below.
Approximately 45% of the Company’s non-performing loans at June 30, 2009, were associated with a $14.3 million portfolio of loans to builders of speculative homes at the Greenbrier Resort in White Sulphur Springs, West Virginia. These loans are considered to be commercial loans due to the dollar amount of the borrowings, although the loans were used to purchase lots and to construct upper-scale single-family residences at the Greenbrier Resort.  Construction loan terms were originally interest only for 12 months.  All loans are collateralized by completed homes and eight residential lots.  The original loan balances associated with these credits totaled $18.6 million.  At June 30, 2009, the book balance of loans not charged-off totaled $7.6 million with $6.7 million recorded in the Company’s Other Real Estate Owned category.  The Company has specifically reserved $2.2 million of the ALLL against the outstanding loan balances of $7.6 million. During May 2009, the Justice Family Group purchased the financially troubled Greenbrier Resort from CSX Corporation. While this announcement sheds some light on the future of the Greenbrier Resort, the Company has considered the uncertainty of the situation at the Greenbrier Resort and believes that based on our analysis, the specific allowance allocated to the non-performing and substandard loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans as of June 30, 2009.

    24% of the Company’s non-performing assets are associated with real estate in what is known as the “Eastern Panhandle” of West Virginia – inclusive of Jefferson, Berkeley, and Morgan counties. These three counties are distant suburbs of the Washington D.C. MSA and have experienced explosive growth in the last 10 years. While this is a relatively small part of the Company’s entire franchise, the downturn that has gripped the nation’s mortgage and construction industry has had disproportionately more impact upon the Company’s asset quality and provision in this region than in the remainder of the Company.  Exclusive of loans to speculative builders at the Greenbrier or loans in the Eastern Panhandle, other loans throughout the Company account for only 31% of the Company’s non-performing loans.
The allowance allocated to the commercial loan portfolio (see Table Seven) decreased $0.9 million, or 6.0% from $15.1 million at December 31, 2008 to $14.2 at June 30, 2009.  This decrease was attributable to recent trends in the quality of the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.2 million, or 4.6%, from  $4.6 million at December 31, 2008 to $4.8 million at June 30, 2009.  This increase was primarily due to increased non-performing real estate loans during the six months ended June 30, 2009.
The allowance allocated to the consumer loan portfolio (see Table Seven) remained consistent at $0.2 million at December 31, 2008 and June 30, 2009.
The allowance allocated to overdraft deposit accounts (see Table Seven) decreased $0.6 million, or 25.2%, from $2.4 million at December 31, 2008 to $1.8 million at June 30, 2009.  This decrease was attributable to declines in losses experienced during the six months ended June 30, 2009.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2009, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table five
Analysis of the Allowance for Loan Losses
	Six months ended June 30,		Year ended December 31,
(in thousands)	2009	2008	2008

Balance at beginning of period	$22,254	$17,581	$17,581

Charge-offs:
Commercial, financial, and agricultural	(3,811)	(1,428)	(3,064)
Real estate-mortgage	(901)	(464)	(1,590)
Installment loans to individuals	(142)	(152)	(243)
Overdraft deposit accounts	(1,354)	(1,589)	(3,151)
Total charge-offs	(6,208)	(3,633)	(8,048)

Recoveries:
Commercial, financial, and agricultural	120	54	38
Real estate-mortgage	72	75	223
Installment loans to individuals	90	180	296
Overdraft deposit accounts	847	969	1,741
Total recoveries	1,129	1,278	2,298
Net charge-offs	(5,079)	(2,355)	(5,750)
Provision for loan losses	3,800	2,733	10,423
Balance at end of period	$20,975	$17,959	$22,254

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.57)%	(0.27)%	(0.33)%
Provision for loan losses (annualized)	0.42%	0.32%	0.60%
As a Percent of Non-Performing Loans:
Allowance for loan losses	96.80%	122.89%	86.07%

Table six
Non-Performing Assets
	As of June 30,		As of December 31,
(in thousands)	2009	2008	2008

Non-accrual loans	$20,956	$14,018	$25,224
Accruing loans past due 90 days or more	680	431	623
Previously securitized loans past due 90 days or more	32	165	10
Total non-performing loans	21,668	14,614	25,857
Other real estate, excluding property associated withpreviously securitized loans	9,840	6,164	3,469
Other real estate associated with previouslysecuritized loans	189	321	400
Total other real estate owned	10,029	6,485	3,869
Total non-performing assets	$31,697	$21,099	$29,726

Table seven
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(in thousands)	2009	2008	2008

Commercial, financial and agricultural	$14,225	$11,148	$15,128
Real estate-mortgage	4,794	4,177	4,583
Installment loans to individuals	197	265	190
Overdraft deposit accounts	1,759	2,369	2,353
Allowance for Loan Losses	$20,975	$17,959	$22,254

Previously Securitized Loans
As of June 30, 2009, the Company reported a carrying value of previously securitized loans of $3.2 million, while the actual outstanding contractual balance of these loans was $17.5 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the six months ended June 30, 2009 and for the year ended December 31, 2008, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first six months of 2009 and 2008, the Company recognized $2.1 million and $3.1 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three and six months ended June 30, 2009 and 2008 are summarized in the following table:
	Three months ended June 30		Six months ended June 30

(in thousands)	2009	2008	2009	2008

Principal receipts	$951	$1,515	$1,919	$3,195
Interest income receipts	545	741	1,132	1,525
Total cash receipts	$1,496	$2,256	$3,051	$4,720

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Estimated Balance:

December 31, 2009	$2.8 million
December 31, 2010	2.4 million
December 31, 2011	2.0 million
December 31, 2012	1.6 million

Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2009 vs. 2008
Non-Interest Income: During the first six months of 2009, the Company recorded $2.2 million of investment impairment losses.  The charges deemed to be other than temporary were related to credit losses on pooled bank trust preferreds with a remaining book value of $8.8 million at June 30, 2009.  The impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that impairment charges of $2.2 million on the pooled bank trust preferred securities were necessary for the six months ended June 30, 2009.
Exclusive of other than temporary investment impairment losses, investment losses, and the gain from the Visa initial public offering in the first six months of 2008, non-interest income would have increased $0.9 million to $29.1 million in the first six months of 2009 as compared to $28.2 million in the first six months of 2008.  Insurance commission revenues increased $1.1 million, or 47.7%, from $2.2 million during the first six months of 2008 to $3.3 million during the first six months of 2009 due to contingency payments and new business.  Partially offsetting this increase was a decrease of $0.8 million, or 3.8%, in service charges from depository accounts.  This decrease is attributable to a general nationwide decline in consumer spending.
Non-Interest Expense: Excluding the loss on the early redemption of the trust preferred securities in the first six months of 2008, non-interest expenses would have increased $1.7 million from $37.5 million in the first six months of 2008 to $39.2 million in the first six months of 2009.  Insurance and regulatory expense increased $1.3 million, or 191.2%, from the first six months of 2008 due to a special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) to rebuild the Deposit Insurance Fund and to help maintain public confidence in the banking system.  The special assessment was primarily based on the asset size of the Company’s federally insured depository institution.  Occupancy and equipment expense increased $0.5 million, or 14.9%, from the first six months of 2008 due to an upgrade of the Company’s core processing system and increased occupancy expenses, while salaries and employee benefits increased $0.5 million, or 2.6%, from the first six months of 2008.  In addition, advertising expenses rose $0.5 million from the first six months of 2008.  Partially offsetting these increases was a decline in other expenses of $1.7 million due in part to increased special charitable contributions of approximately $1.0 million during the first six months of 2008.
Income Tax Expense: The Company’s effective income tax rate for the first six months of 2009 was 34.0% compared to 25.2% for the year ended December 31, 2008, and 33.1% for the first six months ended June 30, 2008.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2009.  The increase in the effective income tax rate is largely attributable to revisions in the West Virginia state tax code that are effective for the 2009 calendar year.

Three Months Ended June 30, 2009 vs. 2008
Non-Interest Income: Exclusive of investment losses, non-interest income would have increased $0.4 million to $14.6 million in the second quarter of 2009 as compared to $14.2 million in the second quarter of 2008.  Bank owned life insurance revenues increased $0.2 million as the result of proceeds from a death benefit while insurance commission revenues increased $0.2 million on the strength of new business.  Despite a general nationwide decline in consumer spending, service charges from depository accounts remained flat as compared to the second quarter of 2008.
Non-Interest Expense: Non-interest expenses increased $1.6 million from $18.7 million in the second quarter of 2008 to $20.3 million in the second quarter of 2009.  Insurance and regulatory expenses increased $1.2 million from the second quarter of 2008 due to a special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) to rebuild the Deposit Insurance Fund to help maintain public confidence in the banking system.  The special assessment was primarily based on the asset size of the Company’s federally insured depository institution.  The Company historically expenses approximately $0.1 million per quarter in association with the FDIC insurance premiums.  Advertising expenses rose $0.3 million from the second quarter of 2008 as the Company refocused its attention on gathering core deposits.  In addition, salaries and employee benefits increased $0.3 million, or 2.9%, from the second quarter of 2008 while occupancy and equipment expenses increased $0.2 million from the second quarter of 2008.  Partially offsetting these increases was a decline in other expenses of $0.6 million due primarily to increased special charitable contributions during the second quarter of 2008.
Income Tax Expense: The Company’s effective income tax rate for the second quarter of 2009 was 33.4% compared to 25.2% for the year ended December 31, 2008, and 33.3% for the quarter ended June 30, 2008.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2009.
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
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors will be recognized over the remaining lives of the various hedged loans.  At June 30, 2009, the unrecognized gain was approximately $5.7 million.  The following table summarizes the sensitivity of the Company’s net income to various interest rate scenarios. The results of the sensitivity analyses presented below differ from the results used internally by ALCO in that, in the analyses below, interest rates are assumed to have an immediate and sustained parallel shock. The Company recognizes that rates are volatile, but rarely move with immediate and parallel effects. Internally, the Company considers a variety of interest rate scenarios that are deemed to be possible while considering the level of risk it is willing to assume in “worst-case” scenarios such as shown by the following:

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2009:
+300	3.25%	+9.7%	+12.5%
+200	2.25	+5.9	+8.1
+100	1.25	+2.2	+3.1

December 31, 2008:
+300	3.25%	+9.2%	+7.0%
+200	2.25	+6.3	+4.4
+100	1.25	+3.2	+1.1

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
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.7 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.7 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2009.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.8 million of additional cash over the next 12 months. As of June 30, 2009, the Parent Company reported a cash balance of $0.1 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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

    City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2009, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2009, City National has the capacity to borrow an additional $350.0 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (94.5%, or $502.3 million at June 30, 2009) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 67.2% as of June 30, 2009 and deposit balances fund 81.6% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $531.3 million at June 30, 2009, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $191.3 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 30.8% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $18.6 million of cash from operating activities during the first six months of 2009, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $56.8 million of cash in investing activities during the first six months of 2009 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $31.5 million of cash in financing activities during the first six months of 2009, principally as a result of increasing its interest and noninterest bearing deposits by $102.7 million which was partially offset by repayments of short-term borrowings of $59.0 million, cash dividends paid to the Company’s common stockholders of $10.8 million, and the purchase of treasury stock of $1.2 million.

Capital Resources
During the first six months of 2009, Shareholders’ Equity increased $10.8 million, or 3.8%, from $280.4 million at December 31, 2008 to $291.2 million at June 30, 2009.  This increase was primarily due to reported net income of $21.1 million and unrealized gains on available-for sale securities of $5.0.    This increase was partially offset by dividends declared during the year of $10.8 million, unrealized losses on interest rate floors of $3.6 million, and common stock purchases of $1.2 million.

During August 2007, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 49,363 shares were repurchased during the first six months of 2009 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of June 30, 2009, the Company may repurchase an additional 156,065 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2009	2008
City Holding:
Total	8.0%	10.0%	13.7%	13.4%
Tier I Risk-based	4.0	6.0	12.6	12.3
Tier I Leverage	4.0	5.0	9.5	9.5
City National:
Total	8.0%	10.0%	11.9%	11.5%
Tier I Risk-based	4.0	6.0	10.7	10.3
Tier I Leverage	4.0	5.0	8.1	8.0

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 The Company held its Annual Meeting of Shareholders on April 29, 2009 at which time shareholders were asked on consider the following two proposals, which were more fully described in the Company’s definite proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 27, 2009:

1. To elect four Class I directors to serve for a term of three years.
2. To ratify the Board of Director’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for 2009.

The vote tabulation was as follows:

1.  Election of four Class I directors to the Board of Directors:

	Director Nominee	Votes For	Votes Withheld
	John R. Elliot	12,860,580	173,375
	David W. Hambrick	12,805,053	228,902
	James L. Rossi	12,869,924	164,031
	Mary E. Hooten Williams	12,876,393	157,562

There were no broker non-votes in the election of directors.
2. Ratification of the Board of Directors appointment of Ernst & Young LLP as independent registered public accounting firm for City Holding Company for 2009:

	Votes For	Against	Abstentions
	12,886,199	91,469	56,287

Item 5.	Other Information.			None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: August 10, 2009