Form 10-Q
period 2009-09-30
CITY HOLDING CO
filed 2009-11-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 2009
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

Common stock, $2.50 Par Value – 15,895,421 shares as of November 5, 2009.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	September 30	December 31
	2009	2008
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$40,638	$55,511
Interest-bearing deposits in depository institutions	4,372	4,118
Cash and Cash Equivalents	45,010	59,629

Investment securities available for sale, at fair value	473,785	424,214
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2009 and December 31, 2008 - $23,727 and $22,050, respectively)	28,679	29,067
Total Investment Securities	502,464	453,281

Gross loans	1,797,384	1,812,344
Allowance for loan losses	(19,655)	(22,254)
Net Loans	1,777,729	1,790,090

Bank owned life insurance	72,627	70,400
Premises and equipment	63,365	60,138
Accrued interest receivable	8,575	9,024
Net deferred tax asset	36,672	48,462
Intangible assets	57,127	57,479
Other assets	32,667	33,943
Total Assets	$2,596,236	$2,582,446
Liabilities
Deposits:
Noninterest-bearing	$303,121	$298,530
Interest-bearing:
Demand deposits	432,179	420,554
Savings deposits	375,738	354,956
Time deposits	1,015,999	967,090
Total Deposits	2,127,037	2,041,130

Short-term borrowings	130,000	194,463
Long-term debt	17,981	19,047
Other liabilities	19,766	47,377
Total Liabilities	2,294,784	2,302,017

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2009 and December 31, 2008, less 2,588,861 and 2,548,538 shares in treasury, respectively	46,249	46,249
Capital surplus	101,645	102,895
Retained earnings	245,929	230,613
Cost of common stock in treasury	(90,045)	(88,729)
Accumulated other comprehensive (loss):
Unrealized loss on securities available-for-sale	(2,373)	(15,628)
Unrealized gain on derivative instruments	4,305	9,287
Underfunded pension liability	(4,258)	(4,258)
Total Accumulated Other Comprehensive (Loss)	(2,326)	(10,599)
Total Shareholders’ Equity	301,452	280,429
Total Liabilities and Shareholders’ Equity	$2,596,236	$2,582,446

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$26,392	$30,254	$81,396	$91,662
Interest on investment securities:
Taxable	5,820	5,850	17,494	18,034
Tax-exempt	437	371	1,249	1,151
Interest on deposits in depository institutions	2	47	10	163
Total Interest Income	32,651	36,522	100,149	111,010

Interest Expense
Interest on deposits	8,673	9,446	27,230	31,980
Interest on short-term borrowings	131	478	395	2,286
Interest on long-term debt	191	317	676	1,070
Total Interest Expense	8,995	10,241	28,301	35,336
Net Interest Income	23,656	26,281	71,848	75,674
Provision for loan losses	1,675	2,350	5,475	5,083
Net Interest Income After Provision for Loan Losses	21,981	23,931	66,373	70,591

Non-interest Income
Investment securities (losses)	(2,320)	(27,467)	(4,727)	(27,465)
Service charges	11,689	11,993	33,385	34,536
Insurance commissions	1,208	1,025	4,466	3,231
Trust and investment management fee income	590	640	1,794	1,721
Bank owned life insurance	794	767	2,518	2,193
VISA IPO Gain	-	-	-	3,289
Other income	379	284	1,624	1,250
Total Non-interest Income	12,340	(12,758)	39,060	18,755

Non-interest Expense
Salaries and employee benefits	9,623	9,538	29,003	28,418
Occupancy and equipment	1,953	1,800	5,742	5,098
Depreciation	1,171	1,110	3,566	3,330
Professional fees	216	435	1,066	1,229
Postage, delivery, and statement mailings	611	636	2,027	1,908
Advertising	883	821	2,673	2,081
Telecommunications	476	496	1,410	1,354
Bankcard expenses	695	717	2,029	1,978
Insurance and regulatory	411	354	2,365	1,025
Office supplies	520	527	1,521	1,488
Repossessed asset losses, net of expenses	136	314	351	437
Loss on early extinguishment of debt	-	-	-	1,208
Other expenses	2,107	2,498	6,219	8,352
Total Non-interest Expense	18,802	19,246	57,972	57,906
Income (Loss) Before Income Taxes	15,519	(8,073)	47,461	31,440
Income tax expense (benefit)	5,022	(5,516)	15,894	7,580
Net Income (Loss)	10,497	(2,557)	31,567	23,860

Basic earnings (loss) per common share	$0.66	$(0.16)	$1.99	$1.48
Diluted earnings (loss) per common share	$0.66	$(0.16)	$1.98	$1.47
Dividends declared per common share	$0.34	$0.34	$1.02	$1.02
Average common shares outstanding:
Basic	15,893	16,142	15,889	16,130
Diluted	15,952	16,195	15,944	16,189

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2009 and 2008
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2007	$46,249	$103,390	$224,386	$(80,664)	$633	$293,994
Comprehensive income:
Net income			23,860			23,860
Other comprehensive loss, net of deferred income taxes of $10,073:
Unrealized losses on available-for-sale securities of $31,413, net of taxes					(18,848)	(18,848)
Net unrealized gain on interest rate floors of $6,230, net of taxes					3,738	3,738
Total comprehensive income						8,750
Cash dividends declared ($1.02 per share)			(16,457)			(16,457)
Issuance of stock awards, net		(81)		491		410
Exercise of 66,254 stock options		(744)		2,410		1,666
Excess tax benefit on stock-based compensation		266				266
Purchase of 104,960 treasury shares				(3,717)		(3,717)
Balances at September 30, 2008	$46,249	$102,831	$231,789	$(81,480)	$(14,477)	$284,912

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2008	$46,249	$102,895	$230,613	$(88,729)	$(10,599)	$280,429
Comprehensive income:
Net income			31,567			31,567
Other comprehensive gain, net of deferred income taxes of $13,641:
Unrealized gains on available-for-sale securities of $21,855, net of taxes					13,255	13,255
Net unrealized loss on interest rate floors of $8,214, net of taxes					(4,982)	(4,982)
Total comprehensive income						39,840
Cash dividends declared ($1.02 per share)			(16,251)			(16,251)
Issuance of stock awards, net		(1,245)		1,699		454
Exercise of 1,050 stock options		(5)		30		25
Purchase of 105,686 treasury shares				(3,045)		(3,045)
Balances at September 30, 2009	$46,249	$101,645	$245,929	$(90,045)	$(2,326)	$301,452

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Nine Months Ended September 30
	2009	2008

Operating Activities
Net income	$31,567	$23,860
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	29	(1,012)
Provision for loan losses	5,475	5,083
Depreciation of premises and equipment	3,566	3,330
Deferred income tax expense (benefit)	3,190	(10,467)
Accretion of gain from sale of interest rate floors	(4,982)	-
Net periodic employee benefit cost	150	36
Loss on early extinguishment of debt	-	1,208
Loss on disposal of premises and equipment	75	125
Realized investment securities losses	4,727	27,465
Increase in value of bank-owned life insurance	(2,517)	(2,193)
Proceeds from bank-owned life insurance	290	-
Decrease in accrued interest receivable	449	1,521
Decrease (Increase) in other assets	1,276	(4,226)
Decrease in other liabilities	(27,294)	(5,561)
Net Cash Provided by Operating Activities	16,001	39,169

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	335	1,467
Proceeds from sale of money market and mutual fund securities available-for-sale	557,953	781,757
Purchases of money market and mutual fund securities available-for-sale	(574,687)	(781,623)
Proceeds from sales of securities available-for-sale	803	2,823
Proceeds from maturities and calls of securities available-for-sale	77,183	45,619
Purchases of securities available-for-sale	(94,652)	(71,470)
Net decrease (increase) in loans	8,216	(11,615)
Sales of premises and equipment	-	340
Purchases of premises and equipment	(6,868)	(8,734)
Investment in bank-owned life insurance	-	(3,000)
Redemption of VISA stock	-	2,334
Proceeds from sale of derivative instrument	-	5,669
Net Cash Used in Investing Activities	(31,717)	(36,433)

Financing Activities
Net increase in noninterest-bearing deposits	4,591	1,974
Net increase in interest-bearing deposits	81,316	571
Net (decrease) in short-term borrowings	(65,462)	(4,631)
Proceeds from long-term debt	-	16,495
Repayment of long-term debt	(64)	(79)
Redemption of trust preferred securities	-	(17,569)
Purchases of treasury stock	(3,045)	(3,717)
Proceeds from exercise of stock options	25	1,666
Excess tax benefits from stock-based compensation arrangements	-	266
Dividends paid	(16,264)	(15,979)
Net Cash Provided by (Used in) Financing Activities	1,097	(21,003)
Decrease in Cash and Cash Equivalents	(14,619)	(18,267)
Cash and cash equivalents at beginning of period	59,629	74,518
Cash and Cash Equivalents at End of Period	$45,010	$56,251

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2009. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Management has evaluated subsequent events for disclosure and/or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on November 5, 2009.
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

	September 30, 2009				December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$45,616	$852	$(361)	$46,107	$41,960	$196	$(735)	$41,421
Mortgage-backed securities:
US government agencies	286,360	9,796	(36)	296,120	269,121	3,986	(302)	272,805
Private label	13,381	-	(293)	13,088	18,112	-	(2,584)	15,528
Trust preferred securities	68,074	591	(10,134)	58,531	73,544	57	(20,515)	53,086
Corporate securities	22,872	-	(1,830)	21,042	22,862	-	(2,314)	20,548
Total Debt Securities	436,303	11,239	(12,654)	434,888	425,599	4,239	(26,450)	403,388
Marketable equity securities	9,770	158	(2,646)	7,282	9,476	-	(3,511)	5,965
Non-marketable equity securities	13,023	-	-	13,023	13,037	-	-	13,037
Investment funds	18,593	-	(1)	18,592	1,859	-	(35)	1,824
Total Securities Available-for-Sale	$477,689	$11,397	$(15,301)	$473,785	$449,971	$4,239	$(29,996)	$424,214

Securities held-to-maturity
Obligations of states and political subdivisions	$2,502	$25	$-	$2,527	$2,834	$28	$-	$2,862
Trust preferred securities	26,177	-	(4,977)	21,200	26,233	-	(7,045)	19,188
Total Securities Held-to-Maturity	$28,679	$25	$(4,977)	$23,727	$29,067	$28	$(7,045)	$22,050

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2009 and December 31, 2008.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	September 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and politicalsubdivisions	$2,818	$142	$3,462	$219	$6,280	$361
Mortgage-backed securities:
US Government agencies	29,943	35	129	1	30,072	36
Private-label	-	-	13,088	293	13,088	293
Trust preferred securities	554	491	37,640	9,643	38,194	10,134
Corporate securities	-	-	6,817	1,830	6,817	1,830
Marketable equity securities	2,385	249	3,524	2,397	5,909	2,646
Investment funds	-	-	1,499	1	1,499	1
Total	$35,700	$917	$66,159	$14,384	$101,859	$15,301

Securities held-to-maturity:
Trust preferred securities	$4,362	$1,411	$8,666	$3,566	$13,028	$4,977

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and politicalsubdivisions	$17,068	$729	$187	$6	$17,255	$735
Mortgage-backed securities:
US Government agencies	28,104	302	-	-	28,104	302
Private-label	15,529	2,584	-	-	15,529	2,584
Trust preferred securities	32,236	8,179	8,122	12,336	40,358	20,515
Corporate securities	7,365	2,314	-	-	7,365	2,314
Marketable equity securities	5,305	3,010	659	501	5,964	3,511
Investment funds	-	-	1,465	35	1,465	35
Total	$105,607	$17,118	$10,433	$12,878	$116,040	$29,996

Securities held-to-maturity:
Trust preferred securities	$12,408	$5,282	$1,700	$1,763	$14,108	$7,045

During 2009, the Company recorded $4.4 million of other than temporary non-cash investment impairment losses, or $2.8 million on an after-tax basis.  The charges deemed to be other than temporary were related to pooled bank trust preferreds with a remaining book value of $7.4 million at September 30, 2009 and community bank and bank holding company equity positions with a remaining book value of $8.5 million at September 30, 2009.  The impairment charges of $3.5 million related to the pooled bank trust preferred securities were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that impairment charges of $3.5 million on the pooled bank trust preferred securities were necessary for the nine months ended September 30, 2009.
The impairment charges of $0.9 million related to community bank equity positions were due to poor financial performance and recent actions taken by the Federal Deposit Insurance Corporation and a state regulator against one of the community banks in whose parent bank holding company the Company has an equity position.

During 2008, the Company recorded $38.3 million of other than temporary non-cash investment impairment losses, or $23.2 million on an after-tax basis.  The charges deemed to be other than temporary were credit losses related to agency preferreds ($21.1 million) with remaining book value of $1.6 million at December 31, 2008; pooled bank trust preferreds ($14.2 million) with remaining book value of $10.9 million at December 31, 2008; income notes ($2.0 million) with no remaining book value at December 31, 2008; and corporate debt securities ($1.0 million) with remaining book value of $24.6 million at December 31, 2008.  The impairment charges for the agency preferred securities were due to the actions of the federal government to place Freddie Mac and Fannie Mae into conservatorship and the suspension of dividends on such preferred securities.  The impairment charges related to the pooled bank trust preferred securities and income notes were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that impairment charges of $14.2 million and $2.0 million on the pooled bank trust preferred securities and the income notes, respectively, were necessary for the year ended December 31, 2008.  The $1.0 million impairment charge for corporate debt securities was due to Lehman Brothers Holdings bankruptcy filing.  The Company had acquired this security as the result of an acquisition of a bank in 2005.
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
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2009, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of September 30, 2009, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(in thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$3,330	$3,373
Due after one year through five years	23,408	22,896
Due after five years through ten years	102,908	106,045
Due after ten years	306,657	302,574
	$436,303	$434,888

Securities Held-to-Maturity
Due in one year or less	$1,595	$1,608
Due after one year through five years	907	919
Due after five years through ten years	-	-
Due after ten years	26,177	21,200
	$28,679	$23,727

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Gross realized gains	$65	$3	$147	$5
Gross realized losses	(2,385)	(27,470)	(4,874)	(27,470)
Investment security (losses)	$(2,320)	$(27,467)	$(4,727)	$(27,465)

The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $219.3 and $223.3 million at September 30, 2009 and December 31, 2008, respectively.

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

	As of and for the Nine Months Ended		As of and for the Year Ended
	September 30,		December 31,
( in thousands)	2009	2008	2008

Previously Securitized Loans:
Total principal amount of loans outstanding	$16,510	$19,812	$18,955
Discount	(13,930)	(15,292)	(14,733)
Net book value	$2,580	$4,520	$4,222

Principal amount of loans between 30 and 89 days past due	$1,042	$558	$999
Principal amount of loans 90 days and above past due	12	40	10
Net credit recoveries during the period	504	334	351

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectibility of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and nine months ended September 30, 2009 and 2008, or for the year ending December 31, 2008.
As of September 30, 2009, the Company reported a book value of previously securitized loans of $2.6 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2009 was $16.5 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended September 30, 2009 and 2008, the Company recognized $0.9 million and $1.3 million, respectively, of interest income from its previously securitized loans.  During the first nine months of 2009 and 2008, the Company recognized $3.1 million and $4.3 million, respectively, of interest income from its previously securitized loans.

Note D – Short-term borrowings

The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2009	December 31, 2008

Security repurchase agreements	$123,300	$122,904
Short-term advances	6,700	71,559
Total short-term borrowings	$130,000	$194,463

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	September 30, 2009	Weighted Average Interest Rate

FHLB Advances	2010	$1,000	5.98%
FHLB Advances	2011	486	4.43%
Junior subordinated debenturesowed to City Holding Capital Trust III	2038 (a)	16,495	3.80%
Total long-term debt		$17,981

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.”  A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:

	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	270,455	$33.96	305,909	$32.05
Granted	17,500	27.98	11,500	40.88
Exercised	(1,050)	24.48	(66,254)	25.15
Forfeited	(6,000)	37.90	-	-
Outstanding at September 30	280,905	$33.54	251,155	$34.23

    Additional information regarding stock options outstanding and exercisable at September 30, 2009, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,600	$13.30	28	$26	1,600	$13.30	28	$26
$26.62 - $33.90	186,805	31.23	69	88	133,180	31.69	58	53
$35.36 - $40.88	92,500	38.56	85	-	34,750	36.85	75	-
	280,905			$114	169,530			$79

Proceeds from stock options totaled approximately $0.1 million and $1.7 million during the nine months ended September 30, 2009 and 2008, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2009 and September 30, 2008 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million and $1.1 million during the nine months ended September 30, 2009 and September 30, 2008, respectively.
Stock-based compensation expense totaled $0.2 million for both the nine months ended September 30, 2009 and September 30, 2008.  Unrecognized stock-based compensation expense related to stock options totaled $0.7 million at September 30, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.3 million at September 30, 2009. At September 30, 2009, this unrecognized expense is expected to be recognized over 7.0 years based on the weighted average-life of the restricted shares.
A summary of the Company’s restricted shares activity and related information is presented below for the nine months ended September 30:
	2009		2008
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	36,175		31,818
Granted	59,100	$30.67	8,825	$39.00
Forfeited/Vested	(7,166)		(4,300)
Outstanding at September 30	88,109		36,343

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.5 million for the nine month periods ended September 30, 2009 and September 30, 2008.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $0.9 million to the Defined Benefit Plan during the nine months ended September 30, 2009 while no such contribution was made during the nine months ended September 30, 2008.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Components of net periodic cost:
Interest cost	$169	$166	507	$498
Expected return on plan assets	(199)	(217)	(597)	(651)
Net amortization and deferral	80	63	240	189
Net Periodic Pension Cost	$50	$12	150	$36

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

( in thousands)	September 30, 2009	December 31, 2008

Commitments to extend credit:
Home equity lines	$131,745	$129,794
Commercial real estate	28,854	34,025
Other commitments	172,403	173,522
Standby letters of credit	20,575	18,388
Commercial letters of credit	30	159

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Nine months ended September 30,
(in thousands)	2009	2008

Net income	$31,567	$23,860

Unrealized security gains (losses) arising during the period	12,958	(34,644)
Reclassification adjustment for losses included in income	8,897	3,231
	21,855	(31,413)

Unrealized (loss) gains on interest rate floors	(8,214)	6,230
Other comprehensive income before income taxes	45,208	(1,323)
Tax effect	(5,368)	10,073
Total comprehensive income	$39,840	$8,750

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net income (loss)	$10,497	$(2,557)	$31,567	$23,860

Average shares outstanding	15,893	16,142	15,889	16,130

Effect of dilutive securities:
Employee stock options	59	53	55	59

Shares for diluted earnings (loss) pershare	15,952	16,195	15,944	16,189

Basic earnings (loss) per share	$0.66	$(0.16)	$1.99	$1.48
Diluted earnings (loss) per share	$0.66	$(0.16)	$1.98	$1.47

Options to purchase 199,418 shares of common stock at an exercise price between $31.32 and $40.88 per share were outstanding during the third quarter of 2009, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.  No shares were anti-dilutive at September 30, 2008.

Note J–Fair Value Measurements
Effective January 1, 2008, the Company adopted FASB ASC Topic 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.
ASC Topic 820 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy established by ASC Topic 820 is as follows:
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

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2009.
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Obligations of states and political subdivisions	$46,107	$-	$46,107	$-
Mortgage-backed securities:
US Government agencies	296,120	-	296,120	-
Private label	13,088	-	13,088	-
Trust preferred securities	58,531	-	58,531	-
Corporate securities	21,042	-	21,042	-
Marketable equity securities	7,282	5,895	1,387	-
Investment funds	18,592	18,592	-	-
Derivative Assets	1,004	-	1,004	-
Previously Securitized Loans	2,580	-	-	2,580
Derivative Liabilities	1,004	-	1,004	-
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the nine months ended September 30, 2009.
(in thousands)	Previously Securitized Loans

Beginning balance, January 1, 2009	$4,222
Principal Receipts and Recoveries (net)	(2,445)
Accretion	803
Transfers into Level 3	-
Ending Balance, September 30, 2009	$2,580

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At September 30, 2009, the Company has $16.6 million of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
 The Company adopted ASC Topic 820 for non-financial assets and non-financial liabilities effective January 1, 2009.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ACS Topic 310, “Receivables,” the fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. The Company did not write down any long-lived assets held for sale during the nine months ended September 30, 2009.
FASB ASC Topic 825 “Financial Instruments” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rate and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The following table represents the estimates of fair value:
	Fair Value of Financial Instruments
	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$45,010	$45,010	$56,629	$59,629
Securities available-for-sale	473,785	473,785	424,214	424,214
Securities held-to-maturity	28,679	23,727	29,067	22,050
Net loans	1,777,729	1,825,471	1,790,090	1,842,888
Liabilities:
Deposits	2,127,037	2,044,142	2,041,130	2,065,947
Short-term borrowings	130,000	130,069	194,463	194,544
Long-term debt	17,891	18,063	19,047	19,242

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

Note K– Recent Accounting Pronouncements
In July 2009, the Accounting Standards Codification (the “Codification”) became FASB’s officially recognized source of authoritative accounting principles for non-governmental entities in the preparation of financial statements in conformity with general accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the codification is superseded and deemed non-authoritative.  The “Codification” became effective for the financial statements ending September 30, 2009.
In June 2008, new authoritative guidance under FASB ASC Topic 260 “Earnings Per Share” was issued.  ASC Topic 260 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in ASC Topic 260.  ASC Topic 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company adopted ASC Topic 260 January 1, 2009.  The adoption of ASC Topic 260 did not have a material effect on the Company’s consolidated results of operations or earnings per share.

In April 2009, new authoritative guidance under FASB ASC Topic 320 “Investments-Debt and Equity Securities” was issued.   ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of ASC Topic 320 and the adoption did not have a material effect on the Company’s financial statements.  The other than temporary losses recognized by the Company during the year ended December 31, 2008 and for the quarter ended September 30, 2009 were solely related to credit issues and thus no cumulative effect adjustment was necessary.
In December 2007, new authoritative guidance under FASB ASC Topic 805 “Business Combinations” was issued.  ASC Topic 805 will significantly change how the acquisition method will be applied to business combinations.  ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.  The allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, ASC Topic 805 will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.  ASC Topic 805 will be applicable to all business combinations completed by the Company on or after January 1, 2009.
In December 2007, new authoritative guidance under FASB ASC Topic 810 “Consolidation” was issued. ASC Topic 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest will be recharacterized as a “noncontrolling interest” and should be reported as a component of equity. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC Topic 810 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
In March 2008, new authoritative guidance under FASB ASC Topic 815 “Derivatives and Hedging” was issued. ASC Topic 815 amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The only derivative instruments that the Company has at September 30, 2009 are interest rate swaps with customers while at the same time entering into an offsetting interest rate swap with another financial institution.  At September 30, 2009, the fair value of these instruments approximated $1.0 million.  The Company adopted the provisions of ASC Topic 815 on January 1, 2009 and based on the immateriality of the outstanding derivatives, there was no significant impact on related disclosure in the Company's financial statements.
In April 2009, new authoritative guidance under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” was issued.  ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FASB ASC Topic 820 also amended prior guidance to expand certain disclosure requirements. The Company adopted the provisions of ASC Topic 820 as of June 30, 2009 and the adoption of ASC Topic 820 did not have a significant impact on the Company’s financial statements.
Further new authoritative guidance (Accounting Standards Updated No 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  ASC Topic 820 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
In April 2009, new authoritative guidance under FASB ASC Topic 825 “Financial Instruments” was issued. ASC Topic 825 amends prior guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825. The new interim disclosures required by ASC Topic 825 have been included in the Company’s third quarter interim financial statements.

In May 2009, new authoritative guidance under FASB ASC Topic 855 “Subsequent Events” was issued. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for the Company’s during the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.

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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008. The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 and December 31, 2008.

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
On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other than temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As a result of this review, the Company recognized $4.4 million of other than temporary impairment charges during the nine months ended September 30, 2009.  These impairment charges were related to credit losses on pooled bank trust preferreds with a remaining book value of $7.4 million and community bank and bank holding company equity positions with a remaining book value of $8.5 million at September 30, 2009.  The Company’s portfolio of perpetual callable preferred securities, preferred securities, and trust preferred securities primarily invested in regional banks have a total book value of $109.7 million and unrealized losses of $5.3 million at September 30, 2009.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.
Financial Summary
Nine Months Ended September 30, 2009 vs. 2008
The Company reported consolidated net income of $31.6 million, or $1.98 per diluted common share, for the nine months ended September 30, 2009, compared to $23.9 million, or $1.47 per diluted common share for the first nine months of 2008. Return on average assets (“ROA”) was 1.62% and return on average equity (“ROE”) was 14.5% for the first nine months of 2009, compared to 1.27% and 10.3%, respectively, for the first nine months of 2008.

The Company’s net interest income for the first nine months of 2009 decreased $3.8 million compared to the first nine months of 2008 (see Net Interest Income). The Company recorded a provision for loan losses of $5.5 million for the first nine months of 2009 while $5.1 million was recorded for the first nine months of 2008 (see Allowance and Provision for Loan Losses).  The Company recorded $4.4 million and $27.5 million of investment impairment losses in the first nine months of 2009 and the first nine months of 2008, respectively (see Non-Interest Income and Expense). As further discussed under the caption Non-Interest Income and Expense, excluding other than temporary investment impairment losses, investment losses, and the gain from the Visa initial public offering, non-interest income would have increased $0.9 million from the nine months ended September 30, 2008, to the nine months ended September 30, 2009.  Excluding the loss on the early redemption of the trust preferred securities in the first nine months of 2008, non-interest expense for the nine months ended September 30, 2009 would have increased $1.3 million from the nine months ended September 30, 2008.
Three Months Ended September 30, 2009 vs. 2008
The Company reported consolidated net income of $10.5 million, or $0.66 per diluted common share, for the three months ended September 30, 2009, compared to a net loss of $(2.6) million, or $(0.16) per diluted common share for the third quarter of 2008. Return on average assets (“ROA”) was 1.60% and return on average equity (“ROE”) was 14.1% for the third quarter of 2009, compared to (0.41)% and (3.3)%, respectively, for the third quarter of 2008.
The Company’s net interest income for the third quarter of 2009 decreased $2.6 million compared to the third quarter of 2008 (see Net Interest Income). The Company recorded a provision for loan losses of $1.68 million for the third quarter of 2009 while $2.35 million was recorded for the third quarter of 2008 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, excluding investment impairment losses, non-interest income remained flat at $14.7 million for both the three months ended September 30, 2008, and the three months ended September 30, 2009.  Non-interest expense for the three months ended September 30, 2009 decreased $0.4 million from the three months ended September 30, 2008.
Net Interest Income
Nine Months Ended September 30, 2009 vs. 2008
The Company’s tax equivalent net interest income decreased $3.8 million, or 5.0%, from $76.3 million during the first nine months of 2008 to $72.5 million during the first nine months of 2009, as interest income from loans and investments decreased more quickly than interest expense on deposits and other interest bearing liabilities. The Company’s reported net interest margin decreased from 4.61% for the nine months ended September 30, 2008 to 4.22% for the nine months ended September 30, 2009.
During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The gain from sales of these interest rate floors of $16.7 million will be recognized over the remaining lives of the various hedged loans.  During the first nine months of 2009, the Company recognized $7.8 million of interest income compared to $5.6 million of interest income recognized in the first nine months of 2008 from the interest rate floors.

Three Months Ended September 30, 2009 vs. 2008
The Company’s tax equivalent net interest income decreased $2.6 million, or 9.8%, from $26.5 million during the third quarter of 2008 to $23.9 million during the third quarter of 2009, as interest income from loans and investments decreased more quickly than interest expense on deposits and other interest bearing liabilities. Due to a decrease in the Company’s yield on loans of 105 basis points from the third quarter of 2008, interest income related to loans declined $4.2 million.  In addition, interest income declined $0.9 million from the third quarter of 2008 due to a decline in the yield on investments. Deposit growth also increased interest expense by $1.2 million.  Partially offsetting these decreases in net interest income was a decline in interest expense on deposits of $1.9 million due to a decline of 37 basis points on interest bearing deposits.  In addition, higher average balances of loans and investments increased interest income by $1.3 million.  The Company’s reported net interest margin decreased from 4.78% for the quarter ended September 30, 2008 to 4.09% for the quarter ended September 30, 2009.
During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The gain from sales of these interest rate floors of $16.7 million will be recognized over the remaining lives of the various hedged loans – predominantly prime-based commercial and home equity loans.  During the third quarter of 2009, the Company recognized $2.2 million of interest income compared to $2.4 million of interest income recognized in the third quarter of 2008 from the interest rate floors.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Nine months ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$597,282	$25,495	5.71%	$604,798	$28,187	6.23%
Home equity (2)	390,388	18,165	6.22	359,101	19,520	7.26
Commercial, financial, and agriculture (3)	758,050	31,519	5.56	705,819	35,563	6.73
Loans to depository institutions	-	-	-	1,551	35	3.01
Installment loans to individuals	49,498	3,150	8.51	52,277	4,014	10.26
Previously securitized loans	3,364	3,067	121.90	5,521	4,343	105.08
Total loans	1,798,582	81,396	6.05	1,729,067	91,662	7.08
Securities:
Taxable	453,713	17,494	5.16	436,440	18,034	5.52
Tax-exempt (4)	39,829	1,921	6.45	36,253	1,771	6.53
Total securities	493,542	19,415	5.26	472,693	19,805	5.60
Deposits in depository institutions	5,271	10	0.25	8,981	163	2.42
Federal Funds Sold	165	-	-	-	-	-
Total interest-earning assets	2,297,560	100,821	5.87	2,210,741	111,630	6.74
Cash and due from banks	51,553			58,293
Bank premises and equipment	62,443			56,217
Other assets	213,285			191,625
Less: allowance for loan losses	(21,867)			(18,240)
Total assets	$2,602,974			$2,498,636

Liabilities
Interest-bearing demand deposits	$425,972	$1,327	0.42%	$412,417	$1,979	0.64%
Savings deposits	371,706	1,386	0.50	361,465	2,796	1.03
Time deposits	1,004,959	24,517	3.26	910,187	27,204	3.99
Short-term borrowings	135,708	395	0.39	136,644	2,286	2.23
Long-term debt	18,669	676	4.84	21,663	1,070	6.60
Total interest-bearing liabilities	1,957,014	28,301	1.93	1,842,376	35,335	2.56
Noninterest-bearing demand deposits	328,302			322,344
Other liabilities	27,335			26,213
Stockholders’ equity	290,323			307,703
Total liabilities and stockholders’ equity	$2,602,974			$2,498,636
Net interest income		$72,520			$76,295
Net yield on earning assets			4.22%			4.61%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $3,884 and $2,715 from interest rate floors for the nine months ended September 30, 2009 and September 30, 2008, respectively.
(3)	Interest income includes $3,927 and $2,929 from interest rate floors for the nine months ended September 30, 2009 and September 30, 2008, respectively.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Nine months ended September 30,
	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(350)	$(2,342)	$(2,692)
Home equity	1,699	(3,054)	(1,355)
Commercial, financial, and agriculture	2,629	(6,673)	(4,044)
Loans to depository institutions	(35)	-	(35)
Installment loans to individuals	(213)	(651)	(864)
Previously securitized loans	(1,695)	419	(1,276)
Total loans	2,035	(12,301)	(10,266)
Securities:
Taxable	713	(1,253)	(540)
Tax-exempt (1)	175	(25)	150
Total securities	888	(1,278)	(390)
Deposits in depository institutions	(67)	(86)	(153)
Total interest-earning assets	$2,856	$(13,665)	$(10,809)

Interest-bearing liabilities:
Demand deposits	$65	$(717)	$(652)
Savings deposits	79	(1,489)	(1,410)
Time deposits	2,830	(5,517)	(2,687)
Short-term borrowings	(16)	(1,875)	(1,891)
Long-term debt	(148)	(246)	(394)
Total interest-bearing liabilities	$2,810	$(9,844)	$(7,034)
Net Interest Income	$46	$(3,821)	$(3,775)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (5):
Residential real estate	$590,108	$8,170	5.49%	$613,771	$9,393	6.09%
Home equity (6)	394,069	5,972	6.01	373,445	6,644	7.08
Commercial, financial, and Agriculture (7)	765,689	10,334	5.35	708,665	11,622	6.52
Installment loans to individuals	50,935	975	7.59	53,521	1,270	9.44
Previously securitized loans	2,810	942	133.00	4,781	1,325	110.25
Total loans	1,803,611	26,393	5.81	1,754,183	30,254	6.86
Securities:
Taxable	463,703	5,820	4.98	407,754	5,850	5.71
Tax-exempt (8)	43,682	672	6.10	34,653	571	6.56
Total securities	507,385	6,492	5.08	442,407	6,421	5.77
Deposits in depository institutions	5,753	2	0.14	8,981	47	2.08
Federal Funds Sold	489	-	-	-	-	-
Total interest-earning assets	2,317,238	32,887	5.63	2,205,571	36,722	6.62
Cash and due from banks	50,496			54,572
Bank premises and equipment	63,709			57,923
Other assets	212,925			195,217
Less: allowance for loan losses	(20,828)			(18,158)
Total assets	$2,623,540			$2,495,125

Liabilities
Interest-bearing demand deposits	$431,676	$418	0.38%	$414,022	$654	0.63%
Savings deposits	379,793	417	0.44	362,550	862	0.95
Time deposits	1,013,610	7,838	3.07	887,884	7,929	3.55
Short-term borrowings	134,323	131	0.39	142,290	477	1.33
Long-term debt	17,988	192	4.23	21,089	316	5.96
Total interest-bearing liabilities	1,977,390	8,996	1.80	1,827,835	10,238	2.23
Noninterest-bearing demand deposits	325,821			331,919
Other liabilities	23,065			24,677
Stockholders’ equity	297,264			310,694
Total liabilities and stockholders’ equity	$2,623,540			$2,495,125
Net interest income		$23,891			$26,484
Net yield on earning assets			4.09%			4.78%

(5)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(6)	Interest income includes $1,194 and $1,136 from interest rate floors for the three months ended September 30, 2009 and September 30, 2008, respectively.
(7)	Interest income includes $958 and $1,228 from interest rate floors for the three months ended September 30, 2009 and September 30, 2008, respectively.
(8)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended September 30,
	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(355)	$(868)	$(1,223)
Home equity	360	(1,032)	(672)
Commercial, financial, and agriculture	917	(2,205)	(1,288)
Installment loans to individuals	(60)	(235)	(295)
Previously securitized loans	(536)	153	(383)
Total loans	326	(4,187)	(3,861)
Securities:
Taxable	788	(818)	(30)
Tax-exempt (1)	146	(45)	101
Total securities	934	(863)	71
Deposits in depository institutions	(17)	(28)	(45)
Total interest-earning assets	$1,243	$(5,078)	$(3,835)

Interest-bearing liabilities:
Demand deposits	$27	$(263)	$(236)
Savings deposits	40	(485)	(445)
Time deposits	1,101	(1,192)	(91)
Short-term borrowings	(26)	(320)	(346)
Long-term debt	(46)	(78)	(124)
Total interest-bearing liabilities	$1,096	$(2,338)	$(1,242)
Net Interest Income	$147	$(2,740)	$(2,593)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table five
Loan Portfolio
	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008

Commercial, financial, and agricultural	$264,260	$271,609	$254,681
Real Estate:
Construction:
Commercial	41,767	55,836	59,237
Consumer	2,391	4,971	5,514
Land:
Commercial	3,088	3,179	3,225
Consumer	10,784	12,948	14,449
Commercial mortgages	453,079	437,631	412,470
1-4 family residential mortgages	577,478	594,043	600,988
Home equity	396,648	384,320	377,919
Total real estate	1,485,235	1,492,928	1,473,802
Installment loans to individuals	45,309	43,585	44,728
Previously securitized loans	2,580	4,222	4,520
Total loans	$1,797,384	$1,812,344	$1,777,731
As compared to December 31, 2008, loans have decreased $15.0 million (0.8%) at September 30, 2009.  The majority of the Company’s loan portfolio is comprised of real estate loans, which comprise 82.6% of total loans at September 30, 2009.  Real estate loans include both commercial and consumer balances.
Real estate loans decreased modestly from December 31, 2008 to September 30, 2009.  Consumer real estate loans totaled $987.3 million and represented 66.5% of total real estate loans.  The majority of the consumer real estate loans are 1-4 family residential mortgages (58.5%) and home equity (40.2%) loans.  Residential mortgages declined $16.6 million from December 31, 2008 due to lower housing sales during the first nine months of 2009.  Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  Home equity loans increased $12.3 million during the first nine months of 2009.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.  The Company has a first lien position on 64.3% of its home equity loans and approximately 68% of the home equity loans have an average loan to value ratio of less than 80% at September 30, 2009.
Commercial loans decreased $6.1 million (0.8%) compared to December 31, 2008.  The majority of the Company’s commercial loans are real estate secured (65.3%), with 25.6% of the commercial mortgages occupied by the owners of the properties.

Installment loans increased $1.7 million, or 4.0%, from $43.6 million at December 31, 2008 to $45.3 million at September 30, 2009.  The installment loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.  The average FICO score for borrowers with installment loans at September 30, 2009 was 715 compared to the national average FICO score of 693.
As of September 30, 2009, the Company reported $2.6 million of loans classified as “previously securitized loans.” These loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts (see Retained Interests and Previously Securitized Loans). As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $5.5 million in the first nine months of 2009 and $5.1 million in the first nine months of 2008.  The provision for loan losses recorded during the first nine months of 2009 reflects the difficulties of certain commercial borrowers of the Company during the nine months ended September 30, 2009, the downgrade of their related credits, and management’s assessment of the impact of these difficulties on the ultimate collectability of the loans.  Additionally, the Company’s nonperforming residential real estate loans increased during the first nine months of 2009.  This increase was not restricted to a particular geographical market that the Company serves; rather this deterioration appears to be associated with the overall downturn of the economy.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $8.1 million for the first nine months of 2009.  Net charge-offs on commercial and residential loans were $5.8 and $1.4 million, respectively, for the nine months ended September 30, 2009.  Charge-offs for commercial loans were primarily related to four specific credits that had been appropriately considered in establishing the allowance for loan losses in prior periods, including specific charge-offs of $2.9 million related to Greenbrier loans.  In addition, depository accounts net charge-offs were $0.9 million for the first nine months of 2009. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.76% at June 30, 2009 to 1.59% at September 30, 2009.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at September 30, 2009.  The Company’s ratio of non-performing assets to total loans and other real estate owned compares very favorably to peers.  The Company’s non-performing asset ratio of 1.59% at September 30, 2009 is only 34% of the 4.73% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended June 30, 2009.  The Company’s non-performing assets are disproportionally tied to two sub-sectors within the loan portfolio, as discussed below.

Approximately 47% of the Company’s non-performing loans at September 30, 2009, were associated with a $13.5 million portfolio of loans to builders of speculative homes at the Greenbrier Resort in White Sulphur Springs, West Virginia. These loans are considered to be commercial loans due to the dollar amount of the borrowings, although the loans were used to purchase lots and to construct upper-scale single-family residences at the Greenbrier Resort.  Construction loan terms were originally interest only for 12 months.  All loans are collateralized by completed homes and eight residential lots.  The original loan balances associated with these credits totaled $18.0 million.  At September 30, 2009, the book balance of loans not charged-off totaled $5.5 million with $8.0 million recorded in the Company’s Other Real Estate Owned category.  The Company has specifically reserved $1.8 million of the ALLL against the outstanding loan balances of $5.5 million. In May 2009, the Justice Family Group purchased the financially troubled Greenbrier Resort from CSX Corporation. While this announcement sheds some light on the future of the Greenbrier Resort, the Company has considered the uncertainty of the situation at the Greenbrier Resort and believes that based on our analysis, the specific allowance allocated to the non-performing and substandard loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans as of September 30, 2009.
22% of the Company’s non-performing assets are associated with real estate in what is known as the “Eastern Panhandle” of West Virginia – inclusive of Jefferson, Berkeley, and Morgan counties. These three counties are distant suburbs of the Washington D.C. MSA and have experienced explosive growth in the last 10 years. While this is a relatively small part of the Company’s entire franchise, the downturn that has gripped the nation’s mortgage and construction industry has had disproportionately more impact upon the Company’s asset quality and provision in this region than in the remainder of the Company.  Exclusive of loans to speculative builders at the Greenbrier or loans in the Eastern Panhandle, other loans throughout the Company account for only 31% of the Company’s non-performing loans.
The allowance allocated to the commercial loan portfolio (see Table Eight) decreased $2.2 million, or 14.9% from $15.1 million at December 31, 2008 to $12.9 at September 30, 2009.  This decrease was attributable to recent trends in the quality of the Company’s commercial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Eight) increased $0.2 million, or 5.6%, from  $4.6 million at December 31, 2008 to $4.8 million at September 30, 2009.  This increase was primarily due to increased non-performing real estate loans during the nine months ended September 30, 2009.
The allowance allocated to the consumer loan portfolio (see Table Eight) remained consistent at $0.2 million at December 31, 2008 and September 30, 2009.
The allowance allocated to overdraft deposit accounts (see Table Eight) decreased $0.6 million, or 26.3%, from $2.4 million at December 31, 2008 to $1.7 million at September 30, 2009.  This decrease was attributable to declines in losses experienced during the nine months ended September 30, 2009.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2009, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table six
Analysis of the Allowance for Loan Losses
	Nine months ended September 30,		Year ended December 31,
(in thousands)	2009	2008	2008

Balance at beginning of period	$22,254	$17,581	$17,581

Charge-offs:
Commercial, financial, and agricultural	(5,928)	(1,991)	(3,064)
Real estate-mortgage	(1,468)	(987)	(1,590)
Installment loans to individuals	(178)	(214)	(243)
Overdraft deposit accounts	(2,149)	(2,372)	(3,151)
Total charge-offs	(9,723)	(5,564)	(8,048)

Recoveries:
Commercial, financial, and agricultural	147	24	38
Real estate-mortgage	91	144	223
Installment loans to individuals	185	251	296
Overdraft deposit accounts	1,226	1,360	1,741
Total recoveries	1,649	1,779	2,298
Net charge-offs	(8,074)	(3,785)	(5,750)
Provision for loan losses	5,475	5,083	10,423
Balance at end of period	$19,655	$18,879	$22,254

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.59)%	(0.29)%	(0.33)%
Provision for loan losses (annualized)	0.41%	0.39%	0.60%
As a Percent of Non-Performing Loans:
Allowance for loan losses	118.88%	134.95%	86.07%

Table seven
Non-Performing Assets
	As of September 30,		As of December 31,
(in thousands)	2009	2008	2008

Non-accrual loans	$16,423	$13,709	$25,224
Accruing loans past due 90 days or more	98	141	623
Previously securitized loans past due 90 days or more	12	40	10
Total non-performing loans	16,533	13,890	25,857
Other real estate, excluding property associated with previously securitized loans	12,323	3,332	3,469
Other real estate associated with previously securitized loans	-	417	400
Total other real estate owned	12,323	3,749	3,869
Total non-performing assets	$28,856	$17,639	$29,726

Table eight
Allocation of the Allowance For Loan Losses
	As of September 30,		As of December 31,
(in thousands)	2009	2008	2008

Commercial, financial and agricultural	$12,881	$12,343	$15,128
Real estate-mortgage	4,841	4,098	4,583
Installment loans to individuals	200	207	190
Overdraft deposit accounts	1,733	2,231	2,353
Allowance for Loan Losses	$19,655	$18,879	$22,254

Previously Securitized Loans
As of September 30, 2009, the Company reported a carrying value of previously securitized loans of $2.6 million, while the actual outstanding contractual balance of these loans was $16.5 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first nine months of 2009 and 2008, the Company recognized $3.1 million and $4.3 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:
	Three months ended September 30		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Principal receipts	$1,030	$1,390	$2,949	$4,584
Interest income receipts	555	678	1,687	2,204
Total cash receipts	$1,585	$2,068	$4,636	$6,788
Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:
As of:	Estimated Balance:

December 31, 2009	$2.4 million
December 31, 2010	2.0 million
December 31, 2011	1.7 million
December 31, 2012	1.3 million

on-Interest Income and Non-Interest Expense
Nine Months Ended September 30, 2009 vs. 2008
Non-Interest Income: During the first nine months of 2009, the Company recorded $4.4 million of investment impairment losses.  The charges deemed to be other than temporary were related to credit losses on pooled bank trust preferreds with a remaining book value of $7.4 million at September 30, 2009 and community bank and bank holding company equity positions with a remaining book value of $8.5 million at September 30, 2009.  The impairment charges of $3.5 million related to the pooled bank trust preferred securities were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that impairment charges of $3.5 million on the pooled bank trust preferred securities were necessary for the nine months ended September 30, 2009.  The impairment charges of $0.9 million related to community bank equity positions were due to poor financial performance and recent actions taken by the Federal Deposit Insurance Corporation and a state regulator against one of the community banks in whose parent holding company that the Company has an equity position.
During the first nine months of 2008, the Company recorded $27.5 million of investment impairment losses.  The charges deemed to be other than temporary were related to agency preferreds ($21.1 million compared to a book value of $22.7 million at September 30, 2008), pooled bank trust preferreds ($4.3 million compared to a book value of $22.3 million at September 30, 2008), income notes ($1.1 million compared to a book value of $2.0 million at September 30, 2008), and corporate debt securities ($1.0 million compared to a book value of $24.6 million at September 30, 2008).  The impairment charges for the agency preferred securities were due to the actions of the federal government to place Freddie Mac and Fannie Mae into conservatorship and the suspension of dividends on such preferred securities.  The impairment charges related to the pooled bank trust preferred securities and income notes were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that impairment charges of $4.3 million on the pooled trust preferred securities and $1.1 million on the income notes were necessary for the nine months ended September 30, 2008.  In addition, the Company recognized a $1.0 million of impairment charges for a corporate debt security due to Lehman Brothers Holdings bankruptcy filing.  The Company had acquired this security as the result of an acquisition of a bank in 2005.
Exclusive of other than temporary investment impairment losses, investment losses, and the gain from the Visa initial public offering in the first nine months of 2008, non-interest income would have increased $0.9 million to $43.8 million in the first nine months of 2009 as compared to $42.9 million in the first nine months of 2008.  Insurance commission revenues increased $1.2 million, or 38.2%, from $3.2 million during the first nine months of 2008 to $4.5 million during the first nine months of 2009 due to contingency payments and new business.  In addition, other income increased $0.4 million and bank owned life insurance revenues increased $0.3 million as the result of proceeds from a death benefit.  Partially offsetting these increases was a decrease of $1.2 million, or 3.3%, in service charges from depository accounts.  This decrease is attributable to a general nationwide decline in consumer spending.

Non-Interest Expense: Excluding the loss on the early redemption of the trust preferred securities in the first nine months of 2008, non-interest expense would have increased $1.3 million from $56.7 million in the first nine months of 2008 to $58.0 million in the first nine months of 2009.  Insurance and regulatory expense increased $1.3 million, or 130.7%, from the first nine months of 2008 due to a special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) to rebuild the Deposit Insurance Fund and to help maintain public confidence in the banking system.  The special assessment was primarily based on the asset size of the Company’s federally insured depository institution.  This expense is expected to increase approximately $0.7 million per quarter beginning in the fourth quarter of 2009 as the Company fully utilized its FDIC credits in the third quarter of 2009 and the assessment rates have risen during 2009.  Occupancy and equipment expense increased $0.6 million, or 12.6%, from the first nine months of 2008 due to an upgrade of the Company’s core processing system and increased occupancy expenses, while salaries and employee benefits increased $0.6 million, or 2.1%, from the first nine months of 2008.  In addition, advertising expenses rose $0.6 million from the first nine months of 2008.  Partially offsetting these increases was a decline in other expenses of $2.1 million due in part to increased special charitable contributions of approximately $1.0 million during the first nine months of 2008.
Income Tax Expense: The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2009, excluding impairment losses and the realization of previously unrecognized tax positions.  The Company’s effective income tax rate for the nine months ended September 20, 2009 was 33.5% compared to 25.2% for the year ended December 31, 2008, and 24.1% for the first nine months ended September 30, 2008.  The increase in the effective tax rate from the quarter ended September 30, 2008 and the year ended December 31, 2008 was primarily due to higher investment impairment charges during 2008.  During the nine months ended September 30, 2009, the Company realized $0.2 million of previously unrecognized tax positions compared to $1.1 million during the nine months ended September 30, 2008.
Three Months Ended September 30, 2009 vs. 2008
Non-Interest Income: Exclusive of investment losses, non-interest income remained flat at $14.7 million for both third quarter of 2009 and the third quarter of 2008.  Insurance commission revenues increased $0.2 million on the strength of new business and other income increased $0.1 million from the third quarter of 2008.  These increases were offset by a decrease of $0.3 million from service charges from depository accounts as compared to the third quarter of 2008.We believe that this decrease was primarily attributable to a general nationwide decline in consumer spending.
Non-Interest Expense: Non-interest expense decreased $0.4 million from $19.2 million in the third quarter of 2008 to $18.8 million in the third quarter of 2009.  Other expenses declined $0.4 million from the third quarter of 2008 primarily due to lower derivative amortization associated with the Company sale of its interest rate floors in the third and fourth quarters of 2008.  In addition, professional fees decreased $0.2 million from the third quarter of 2008 and repossessed asset losses (net of expenses) declined $0.2 million from the third quarter of 2008.  Partially offsetting these decreases was an increase in occupancy and equipment expenses of $0.2 million from the third quarter of 2008.  Although insurance and regulatory expense remained flat from the third quarter of 2008, this expense is expected to increase approximately $0.7 million per quarter beginning with the fourth quarter of 2009 as the Company fully utilized its FDIC credits in the third quarter of 2009 and the assessment rates have risen during 2009.

Income Tax Expense: The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2009, excluding impairment losses and the realization of previously unrecognized tax positions.  Excluding the impact of other than temporary impairment losses and the realization of previously unrecognized tax positions during the third quarter, the Company’s effective income tax rate for the third quarter of 2009 was 34.3% compared to 34.1% for the year ended December 31, 2008, and 33.9% for the quarter ended September 30, 2008.  During the quarter ended September 30, 2009, the Company realized $0.2 million of previously unrecognized tax positions compared to $1.1 million during the quarter ended September 30, 2008.
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

During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors will be recognized over the remaining lives of the various hedged loans.  At September 30, 2009, the unrecognized gain was approximately $7.5 million.  The following table summarizes the sensitivity of the Company’s net income to various interest rate scenarios. The results of the sensitivity analyses presented below differ from the results used internally by ALCO in that, in the analyses below, interest rates are assumed to have an immediate and sustained parallel shock. The Company recognizes that rates are volatile, but rarely move with immediate and parallel effects. Internally, the Company considers a variety of interest rate scenarios that are deemed to be possible while considering the level of risk it is willing to assume in “worst-case” scenarios such as shown by the following:

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2009:
+300	3.25%	+10.0%	+14.4%
+200	2.25	+6.2	+9.0
+100	1.25	+2.2	+4.5

December 31, 2008:
+300	3.25%	+9.2%	+7.0%
+200	2.25	+6.3	+4.4
+100	1.25	+3.2	+1.1

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
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.6 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2009.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.3 million of additional cash over the next 12 months. As of September 30, 2009, the Parent Company reported a cash balance of $4.5 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2009, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2009, City National has the capacity to borrow an additional $350.0 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (94.3%, or $473.8 million at September 30, 2009) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 68.5% as of September 30, 2009 and deposit balances fund 81.9% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances that totaled $502.5 million at September 30, 2009, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $167.7 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 42.8% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $16.0 million of cash from operating activities during the first nine months of 2009, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $31.7 million of cash in investing activities during the first nine months of 2009 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $1.1. million of cash in financing activities during the first nine months of 2009, principally as a result of increasing its interest and noninterest bearing deposits by $85.9 million which was partially offset by repayments of short-term borrowings of $65.5 million, cash dividends paid to the Company’s common stockholders of $16.3 million, and the purchase of treasury stock of $3.0 million.

Capital Resources
During the first nine months of 2009, Shareholders’ Equity increased $21.0 million, or 7.5%, from $280.4 million at December 31, 2008 to $301.5 million at September 30, 2009.  This increase was primarily due to reported net income of $31.6 million and unrealized gains on available-for sale securities of $13.3 million.  This increase was partially offset by dividends declared during the year of $16.3 million, unrealized losses on interest rate floors of $5.0 million, and common stock purchases of $3.0 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 105,686 shares were repurchased during the first nine months of 2009 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	September 30,	December 31,
	Minimum	Capitalized	2009	2008
City Holding:
Total	8.0%	10.0%	14.1%	13.4%
Tier I Risk-based	4.0	6.0	13.0	12.3
Tier I Leverage	4.0	5.0	9.8	9.5
City National:
Total	8.0%	10.0%	11.1%	11.5%
Tier I Risk-based	4.0	6.0	12.1	10.3
Tier I Leverage	4.0	5.0	8.2	8.0

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	--	--	--	156,065
August 1 – August 31, 2009	16,500	32.53	16,500	139,565
September 1 – September 30, 2009	39,823	31.78	39,823	99,742

(a) In August 2007, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. In October 2009, the Company announced that the Board of Directors rescinded the share repurchase program approved in August 2007 and announced it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

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

Date: November 5, 2009