Form 10-K
period 2009-12-31
CITY HOLDING CO
filed 2010-03-31
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes  [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes  [X] No

As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market System, was approximately $470.4 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of March 26, 2010, there were 15,812,855 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2009 are incorporated by reference into Part I, Item 1 and Part II, Items 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2010 annual shareholders’ meeting to be held on April 28, 2010 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

	FORM 10-K INDEX

PART I		Pages

Item 1.	Business	4-11
Item 1A.	Risk Factors	12-16
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18-20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	21-22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	22

Part IV

Item 15.	Exhibits, Financial Statement Schedules	23

	Signatures	24-26
	Exhibit Index	27-29

PART I

Item 1.	Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 67 banking offices in West Virginia (56 offices), Kentucky (8 offices), and Ohio (3 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2009, 56% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

The Company’s business is not seasonal and has no foreign sources or applications of funds.  There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

The Company’s loan portfolio is comprised of commercial, residential real estate, home equity, consumer loans and previously securitized loans.

The commercial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Included in commercial loans are commercial real estate loans.  Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial loans. The Company diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.  As of December 31, 2009, the Company reported $752.1 million of loans classified as “Commercial.”

Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. The Company sells a significant majority of our fixed-rate originations in the secondary market.  As of December 31, 2009, the Company reported $595.7 million of loans classified as “Residential Real Estate.”

Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended.  As of December 31, 2009, the Company reported $398.8 million of loans classified as “Home Equity.”

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2009, the Company reported $44.2 million of loans classified as “Consumer.”

Previously Securitized Loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts. As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.  As of December 31, 2009, the Company reported $1.7 million of loans classified as “Previously Securitized loans.”

The Company’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the Board of Directors. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities in our primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.

The Company categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2009, the Company has no industry classifications that exceeded 10% of total loans.

Market Area

As of December 2009, West Virginia’s unemployment rate was 8.6% as compared to the national average of 10.0% according to the Workforce West Virginia.  West Virginia’s unemployment rate for December of 8.6% increased from November’s rate of 7.9% and December 2008’s rate of 4.4%.  According to the U.S. Census Bureau estimates, West Virginia’s population was approximately 1.8 million as of July 2009 and has increased 0.2% annually over the last 4 years.  The median home price in the Charleston, WV metropolitan area for both 2009 and 2008 was $127,000, while the number of home sales increased 12.3% for the quarter ended December 31, 2009 as compared to the quarter ended September 30, 2009, according to the National Association of Realtors.

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

As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. the Company is listed on the Nasdaq Stock Market, Inc. (NASDAQ) under the trading symbol “CHCO,” and is subject to the rules of the NASDAQ for listed companies.

City National is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Under the BHCA, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

	December 31,
	2009	2008
City Holding:
Tier I Risk-based	13.57%	12.27%
Total	14.54	13.46
Tier I Leverage	10.19	9.47

City National:
Tier I Risk-based	11.17%	10.29%
Total	12.16	11.49
Tier I Leverage	8.34	7.97

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

During 2008 and 2009 combined, City National received regulatory approval and paid $74.9 million of cash dividends to the Parent Company, while generating net profits of $70.6 million.  Therefore, City National will be required to obtain regulatory approval prior to declaring any cash dividends to the Parent Company during 2010.  Although regulatory authorities have approved prior cash dividends, there can be no assurance that future dividend requests will be approved.

During 2009, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2010.

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

Deposit Insurance

Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $1.2 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Corporation paid $11.6 million in prepaid risk-based assessments that is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009. FDIC insurance expense totaled $2.2 million, $0.3 million and $0.2 million in 2009, 2008 and 2007.

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

Executive Officers of the Registrant

At December 31, 2009, the executive officers of the Company were as follows:
Name	Age	Business Experience

Charles R. Hageboeck, Ph.D.	47
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 31, 2005.

Craig G. Stilwell	54
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

David L. Bumgarner	44	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 – January 2005.
Michael T. Quinlan, Jr.	41	Senior Vice President, Branch Banking, City Holding Company and City National Bank since August 2001

Employees

The Company had 809 full-time equivalent employees at December 31, 2009.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2009 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	6
	b.	Analysis of Net Interest Earnings	7
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	8

2.	Investment Portfolio
	a.	Book Value of Investments	14
	b.	Maturity Schedule of Investments	14
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	14

3.	Loan Portfolio
	a.	Types of Loans	15
	b.	Maturities and Sensitivity to Changes in Interest Rates	15
	c.	Risk Elements	18
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		18

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	6
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	21

6.	Return on Equity and Assets		4

7.	Short-term Borrowings		21

Item 1A.	Risk Factors

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

The Company’s Business May be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The business environment that the Company operates in the United States and worldwide could deteriorate, which could affect the credit quality of the Company’s loans, results of operations, and financial condition.  Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

As a result of the recession, the financial services industry and the securities markets have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages but spread to all mortgage and real estate asset classes, to leverage bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

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

Overall, during 2009, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. The business environments in West Virginia, Kentucky, and Ohio, and the markets in which the Company operates have been less adverse than in the United States generally but continue to deteriorate. It is expected that the business environment in the States of West Virginia, Kentucky, and Ohio, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

Anti-takeover Defenses May Delay or Prevent Future Mergers

The Company has entered into a Rights Agreement with SunTrust, as its rights agent, designed to discourage the accumulation of shares in excess of 15% of the Company’s outstanding shares. This agreement could limit the price that some investors might be willing to pay in the future for shares of the Company’s common stock and may have the effect of delaying or preventing a change in control.  The Rights Agreement with SunTrust expires on June 12, 2011.

The Company’s Ability To Pay Dividends Is Limited

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

The Company and City National are Extensively Regulated

Policies adopted or required by these governmental authorities can adversely affect the Company’s business operations and the availability, growth and distribution of the Company’s investments, borrowings and deposits.  The operations of the Company and City National are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. In addition, the Office of the Comptroller of the Currency periodically conducts examinations of the Company and City National and may impose various requirements or sanctions.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2009, the Company’s goodwill and other identifiable intangible assets were approximately $57.0 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2009. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Item 1B.	Unresolved Staff Comments

On February 22, 2010, the Company received a comment letter from the Securities and Exchange Commission regarding our December 31, 2008 Form 10-K, March 31, 2009 Form 10-Q, June 30, 2009 Form 10-Q, and September 30, 2009 Form 10-Q.  The Company is in the process of responding to this Comment Letter.

Item 2.	Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 67 branch offices, with 56 offices in West Virginia, eight in Kentucky, and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 49 locations and leases 18 locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

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

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ stock market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ stock market. At December 31, 2009, there were 2,958 shareholders of record.
	Cash
	Dividends	Market Value
	Per Share	Low	High
2009
Fourth Quarter	$0.34	$28.96	$33.29
Third Quarter	0.34	28.65	34.34
Second Quarter	0.34	27.02	33.78
First Quarter	0.34	20.88	33.41

2008
Fourth Quarter	$0.34	$29.08	$42.88
Third Quarter	0.34	35.74	47.28
Second Quarter	0.34	37.29	44.15
First Quarter	0.34	32.51	41.37

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

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2009	27,600	$30.40	27,600	972,600

November 1 – November 30, 2009	-	-	-	-

December 1 - December 31, 2009	-	-	-	-

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

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2009, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fourteen Employee Benefit Plans of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders	280,605	$33.56	735,000
Plans not approved by shareholders	-	-	-
Total	280,605	$33.56	735,000

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2009, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $9 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: FCBC, SASR, CTBI, NPBC, UBSH, WSBC, STEL, HNBC, PRK, RBCAA, PEBO, STBA, UBSI, FFBC, UVSP, FNB, NBTB, FCF, CBU, and FPFC.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2004	2005	2006	2007	2008	2009
City Holding Company	100.00	102.13	119.67	102.20	108.85	105.80
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
Peer Group	100.00	91.03	101.00	77.66	89.64	55.20

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2009, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2009, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 11-12 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2009, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 24 through 61 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2009, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 24 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2009, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2009, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2010 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

In December 2009, the Company adopted a new Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on its website at www.cityholding.com under the “Corporate Governance” link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P. O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s internet website.

Item 11.	Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “ANNUAL COMPENSATION”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2010 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2010 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by Item 13 of FORM 10-K appears under the caption "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2010 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2010 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the “Exhibit Index” on pages 27-29 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2010	City Holding Company
(Registrant)

/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Attorney-in-Fact
Philip L. McLaughlin	David W. Hambrick
Chairman	Director

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Ph.D.
Hugh R. Clonch	Charles R. Hageboeck, Ph.D.
Director	Director, President, and Chief Executive Officer

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Attorney-in-Fact
Oshel B. Craigo	Tracy W. Hylton, II
Director	Director

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Attorney-in-Fact
John R Elliot	C. Dallas Kayser
Director	Director

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Attorney-in-Fact
William H. File, III	James L. Rossi
Director	Director

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Attorney-in-Fact
Robert D. Fisher	Sharon H. Rowe
Director	Director

/s/ Charles R. Hageboeck, Attorney-in-Fact	/s/ Charles R. Hageboeck, Attorney-in-Fact
Jay C. Goldman	Mary H. Williams
Director	Director

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2010. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Philip L. McLaughlin	/s/ David W. Hambrick
Philip L. McLaughlin	David W. Hambrick
Chairman	Director

/s/ Hugh R. Clonch	/s/ Charles R. Hageboeck, Ph.D.
Hugh R. Clonch	Charles R. Hageboeck, Ph.D.
Director	Director, President, and Chief Executive Officer

/s/ Oshel B. Craigo	/s/ Tracy W. Hylton, II
Oshel B. Craigo	Tracy W. Hylton, II
Director	Director

/s/ John R Elliot	/s/ C. Dallas Kayser
John R Elliot	C. Dallas Kayser
Director	Director

/s/ William H. File, III	/s/ James L. Rossi
William H. File, III	James L. Rossi
Director	Director

/s/ Robert D. Fisher	/s/ Sharon H. Rowe
Robert D. Fisher	Sharon H. Rowe
Director	Director

/s/ Jay C. Goldman	/s/ Mary H. Williams
Jay C. Goldman	Mary H. Williams
Director	Director

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

3(l)
Amended and Restated Bylaws of City Holding Company, revised February 24, 2010 (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K filed March 1, 2010 with the Securities and Exchange Commission).

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

10(g)
Form of Employment Agreement, dated as of July 25, 2007, by and between City Holding Company and Charles R. Hageboeck, Ph.D. (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed July 31, 2007 with the Securities and Exchange Commission).

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

10(j)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(k)
Amended and Restated Declaration of Trust City Holding Capital Trust III, dated as of March 27, 2008 (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 with the Securities and Exchange Commission).

10(l)
Junior Subordinated Indenture, dated as of March 27, 2008, between City Holding Company and Wells Fargo, National Association, as Trustee (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 with the Securities and Exchange Commission).

10(m)
City Holding Company Guarantee Agreement, dated as of March 27, 2008 (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 with the Securities and Exchange Commission).

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2009.

21	Subsidiaries of City Holding Company

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24               Power of Attorney (included on the signature page hereof)

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner