Form 10-Q
period 2010-03-31
CITY HOLDING CO
filed 2010-05-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $2.50 Par Value – 15,782,855 shares as of May 6, 2010.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may not continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on these assets; (5)  the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (14) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (15) the United States government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us; and (16) the FDIC may impose additional assessments on the Company and other federally insured institutions. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31	December 31
	2010	2009
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$43,309	$59,116
Interest-bearing deposits in depository institutions	5,055	3,519
Cash and Cash Equivalents	48,364	62,635

Investment securities available for sale, at fair value	528,325	485,767
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2010 and December 31, 2009 - $27,188 and $25,020, respectively)	27,244	28,164
Total Investment Securities	555,569	513,931

Gross loans	1,801,840	1,792,434
Allowance for loan losses	(18,982)	(18,687)
Net Loans	1,782,858	1,773,747

Bank owned life insurance	74,116	73,388
Premises and equipment	64,188	64,193
Accrued interest receivable	8,623	7,969
Net deferred tax asset	28,331	29,480
Intangible assets	56,900	57,010
Other assets	39,219	40,121
Total Assets	$2,658,168	$2,622,474
Liabilities
Deposits:
Noninterest-bearing	$337,180	$328,440
Interest-bearing:
Demand deposits	477,722	457,293
Savings deposits	391,383	379,893
Time deposits	996,214	998,096
Total Deposits	2,202,499	2,163,722

Short-term borrowings	107,783	118,329
Long-term debt	16,937	16,959
Other liabilities	19,281	15,729
Total Liabilities	2,346,500	2,314,739

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2010 and December 31, 2009, less 2,686,427 and 2,616,161 shares in treasury, respectively	46,249	46,249
Capital surplus	101,699	101,750
Retained earnings	257,107	253,167
Cost of common stock in treasury	(93,057)	(90,877)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	1,256	(1,880)
Unrealized gain on derivative instruments	2,151	3,063
Underfunded pension liability	(3,737)	(3,737)
Total Accumulated Other Comprehensive Loss	(330)	(2,554)
Total Shareholders’ Equity	311,668	307,735
Total Liabilities and Shareholders’ Equity	$2,658,168	$2,622,474

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended March 31
	2010	2009

Interest Income
Interest and fees on loans	$24,854	$28,058
Interest on investment securities:
Taxable	5,611	6,062
Tax-exempt	470	409
Interest on deposits in depository institutions	-	5
Total Interest Income	30,935	34,534

Interest Expense
Interest on deposits	7,184	9,373
Interest on short-term borrowings	100	153
Interest on long-term debt	160	254
Total Interest Expense	7,444	9,780
Net Interest Income	23,491	24,754
Provision for loan losses	1,080	1,650
Net Interest Income After Provision for Loan Losses	22,411	23,104

Non-interest Income
Total investment securities impairment losses	(3,203)	(2,157)
Noncredit impairment losses recognized in other comprehensive income	1,552	-
Net investment securities impairment losses	(1,651)	(2,157)
Gain on sale of investment securities	-	82
Service charges	10,228	10,435
Insurance commissions	1,397	1,933
Trust and investment management fee income	862	707
Bank owned life insurance	728	732
Other income	548	701
Total Non-interest Income	12,112	12,433

Non-interest Expense
Salaries and employee benefits	9,749	9,583
Occupancy and equipment	2,045	1,909
Depreciation	1,218	1,211
Professional fees	363	453
Postage, delivery, and statement mailings	609	718
Advertising	913	863
Telecommunications	451	420
Bankcard expenses	476	648
Insurance and regulatory	1,187	376
Office supplies	493	531
Repossessed asset losses, net of expenses	946	129
Other expenses	2,101	1,993
Total Non-interest Expense	20,551	18,834
Income Before Income Taxes	13,972	16,703
Income tax expense	4,659	5,779
Net Income Available to Common Shareholders	$9,313	$10,924

Basic earnings per common share	$0.59	$0.69
Diluted earnings per common share	$0.58	$0.69
Dividends declared per common share	$0.34	$0.34
Average common shares outstanding:
Basic	15,793	15,921
Diluted	15,851	15,933

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
three Months Ended March 31, 2010 and 2009
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2008	$46,249	$102,895	$230,613	$(88,729)	$(6,732)	$284,296
Comprehensive income:
Net income			10,924			10,924
Other comprehensive loss, net of deferred income taxes of $7,258:
Unrealized losses on available-for-sale securities of $4,313, net of taxes					(2,616)	(2,616)
Net unrealized loss on interest rate floors of $2,945, net of taxes					(1,786)	(1,786)
Total comprehensive income						6,522
Cash dividends declared ($0.34 per share)			(5,410)			(5,410)
Issuance of stock awards, net		(94)		369		275
Exercise of 300 stock options		(4)		7		3
Purchase of 49,363 treasury shares				(1,242)		(1,242)
Balances at March 31, 2009	$46,249	$102,797	$236,127	$(89,595)	$(11,134)	$284,444

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2009	$46,249	$101,750	$253,167	$(90,877)	$(2,554)	$307,735
Comprehensive income:
Net income			9,313			9,313
Other comprehensive gain, net of deferred income taxes of $3,610:
Unrealized gain on available-for-sale securities of $5,091, net of taxes					3,136	3,136
Net unrealized loss on interest rate floors of $1,481, net of taxes					(912)	(912)
Total comprehensive income						11,537
Cash dividends declared ($0.34 per share)			(5,373)			(5,373)
Issuance of stock awards, net		(48)		419		371
Exercise of 200 stock options		(3)		6		3
Purchase of 84,015 treasury shares				(2,605)		(2,605)
Balances at March 31, 2010	$46,249	$101,699	$257,107	$(93,057)	$(330)	$311,668

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Three Months Ended March 31
	2010	2009

Operating Activities
Net income	$9,313	$10,924
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	166	(61)
Provision for loan losses	1,080	1,650
Depreciation of premises and equipment	1,218	1,211
Deferred income tax benefit	(809)	(739)
Accretion of gain from sale of interest rate floors	(912)	(1,786)
Net periodic employee benefit cost	58	50
Realized investment securities losses	1,651	2,075
Increase in value of bank-owned life insurance	(728)	(731)
Increase in accrued interest receivable	(654)	(800)
Decrease in other assets	902	5,937
Increase (decrease) in other liabilities	3,889	(13,688)
Net Cash Provided by Operating Activities	15,174	4,042

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	500	-
Proceeds from sale of money market and mutual fund securities available-for-sale	188,700	72,034
Purchases of money market and mutual fund securities available-for-sale	(251,942)	(121,215)
Proceeds from sales of securities available-for-sale	81	86
Proceeds from maturities and calls of securities available-for-sale	25,752	20,167
Purchases of securities available-for-sale	(1,536)	(11,139)
Net (increase) decrease in loans	(9,997)	19,713
Purchases of premises and equipment	(1,213)	(2,762)
Net Cash Used in Investing Activities	(49,655)	(23,116)

Financing Activities
Net increase in noninterest-bearing deposits	8,740	15,333
Net increase in interest-bearing deposits	30,037	69,137
Net decrease in short-term borrowings	(10,546)	(69,850)
Repayment of long-term debt	(22)	(21)
Purchases of treasury stock	(2,605)	(1,242)
Proceeds from exercise of stock options	3	3
Dividends paid	(5,397)	(5,422)
Net Cash Provided by Financing Activities	20,210	7,938
Decrease in Cash and Cash Equivalents	(14,271)	(11,136)
Cash and cash equivalents at beginning of period	62,635	59,629
Cash and Cash Equivalents at End of Period	$48,364	$48,493

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2010. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements included in the Company’s 2009 Annual Report to Shareholders. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report of the Company.

Note B –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2010				December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$53,318	$991	$(281)	$54,028	$52,474	$712	$(451)	$52,735
Mortgage-backed securities:
US government agencies	269,255	9,260	(15)	278,500	293,662	9,241	(109)	302,794
Private label	11,535	14	(357)	11,192	12,414	-	(426)	11,988
Trust preferred securities	68,871	1,778	(4,467)	66,182	70,048	521	(6,832)	63,737
Corporate securities	20,773	55	(911)	19,917	20,771	23	(1,306)	19,488
Total Debt Securities	423,752	12,098	(6,031)	429,819	449,369	10,497	(9,124)	450,742
Marketable equity securities	8,340	-	(2,940)	5,400	8,603	-	(3,509)	5,094
Non-marketable equity securities	12,942	-	-	12,942	13,023	-	-	13,023
Investment funds	80,173	-	(9)	80,164	16,930	-	(22)	16,908
Total Securities Available-for-Sale	$525,207	$12,098	$(8,980)	$528,325	$487,925	$10,497	$(12,655)	$485,767

Securities held-to-maturity
Obligations of states and political subdivisions	$1,142	$9	$-	$1,151	$1,642	$15	$-	$1,657
Trust preferred securities	26,102	702	(767)	26,037	26,522	-	(3,159)	23,363
Total Securities Held-to-Maturity	$27,244	$711	$(767)	$27,188	$28,164	$15	$(3,159)	$25,020

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2010 and December 31, 2009.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$3,881	$88	$2,781	$193	$6,662	$281
Mortgage-backed securities:
US Government agencies	4,714	15	-	-	4,714	15
Private-label	-	-	6,734	357	6,734	357
Trust preferred securities	-	-	31,405	4,467	31,405	4,467
Corporate securities	-	-	5,494	911	5,494	911
Marketable equity securities	2,104	1,674	3,254	1,266	5,358	2,940
Investment funds	-	-	1,490	9	1,490	9
Total	$10,699	$1,777	$51,158	$7,203	$61,857	$8,980

Securities held-to-maturity:
Trust preferred securities	$-	$-	$15,598	$767	$15,598	$767

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$8,081	$216	$3,444	$235	$11,525	$451
Mortgage-backed securities:
US Government agencies	29,532	109	-	-	29,532	109
Private-label	4,877	16	7,538	410	12,415	426
Trust preferred securities	478	46	38,179	6,786	38,657	6,832
Corporate securities	-	-	5,101	1,306	5,101	1,306
Marketable equity securities	2,098	1,942	2,953	1,567	5,051	3,509
Investment funds	-	-	1,478	22	1,478	22
Total	$45,066	$2,329	$58,693	$10,326	$103,759	$12,655

Securities held-to-maturity:
Trust preferred securities	$-	$-	$12,829	$3,159	$12,829	$3,159

During the first quarter of 2010, the Company recorded $1.7 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferreds ($0.8 million credit-related net impairment losses) with a remaining book value of $8.9 million at March 31, 2010, single issuer bank trust preferreds ($0.6 million credit-related net impairment losses) with a remaining book value of $87.2 million at March 31, 2010, and community bank and bank holding company equity positions ($0.3 million credit-related net impairment losses) with remaining book value of $5.4 million at March 31, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities and single issuer bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $0.8 million and $0.6 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the quarter ended March 31, 2010.  The credit-related net impairment charges of $0.3 million related to the Company’s equity position in First United Corporation of Oakland, Maryland.  The Company determined that an other-than-temporary impairment existed due to the current financial performance of the company and the length of time and extent to which the market value of this security has been below the Company’s cost basis in this equity security.

During 2009, the Company recorded $5.3 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferreds ($3.8 million impairment for the full year) with a remaining book value of $9.6 million at December 31, 2009 and community bank and bank holding company equity positions ($1.5 million impairment for the full year) with a remaining book value of $5.1 million at December 31, 2009.  The credit-related net investment impairment charges of $3.8 million related to the pooled bank trust preferred securities were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other-than-temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments with the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $3.8 million on the pooled bank trust preferred securities were necessary for the year ended December 31, 2009.  The impairment charges of $1.5 million related to community bank and bank holding company equity positions were due to poor financial performance of the bank holding companies and the length of time and extent to which the market values have been below the Company’s costs basis in these positions.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s  more likely than not that the Company will not have to sell the security before recovery of its cost basis.
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2010, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of March 31, 2010, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.
At March 31, 2010, the book value of the Company’s five pooled trust preferred securities totaled $8.9 million with an estimated fair value of $8.1 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB ASC 320, Investments-Debt and Equity Securities and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with FASB ASC 320, Investments-Debt and Equity securities.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

When evaluating pooled trust preferred securities for OTTI, the Company determines a credit related portion and a noncredit related portion, if any.  The credit related portion is recognized in earnings and represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The noncredit related portion is recognized in other comprehensive income, and represents the difference between the book value and the fair value of the security less the amount of the credit related impairment.  The determination of whether it is probable that an adverse change in estimated cash flows has occurred is evaluated by comparing estimated cash flows to those previously projected as further described below.  The Company considers this process to be its primary evidence when determining whether credit related OTTI exists.  The results of these analyses are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying issuers and determination of the likelihood of defaults of the underlying collateral.
The following is a description of the process employed by the Company in reviewing its pooled trust preferred securities.
During the first quarter of 2010, the Company further refined its process by utilizing a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. As in the past, for issuing banks that have defaulted, management assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral with no future recoveries.    Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.
Based upon the analysis performed by management as of March 31, 2010, the Company estimates that all the contractual principal and interest payments on the five pooled trust preferred securities it owns will not be collected in their entirety.  The analysis on these five pooled trust preferred securities resulted in a $0.8 million of credit-related OTTI charged during the three months ended March 31, 2010.
The following table presents a progression of the credit loss component of OTTI on debt securities recognized in earnings during the three months ended March 31, 2010.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  As noted above, the credit component of OTTI recognized in earnings during the three months ended March 31, 2010 is presented in two parts based upon whether the credit impairment in the current period is the first time the debt security was credit impaired (initial credit impairment) or if there is additional credit impairment on a debt security that was credit impaired in previous periods.  The credit loss component would be reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired securities.  Additionally, the credit loss component would be reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

(in thousands)	For the period ended March 31, 2010

Balance at January 1, 2010	$18,694
Additions:
Initial credit impairment	-
Additional credit impairment	1,389
Balance March 31, 2010	$20,083

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(in thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$4,299	$4,329
Due after one year through five years	29,983	29,944
Due after five years through ten years	93,345	96,359
Due after ten years	296,125	299,187
	$423,752	$429,819

Securities Held-to-Maturity
Due in one year or less	$705	$709
Due after one year through five years	437	442
Due after five years through ten years	-	-
Due after ten years	26,102	26,037
	$27,244	$27,188

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:

	Three Months Ended March 31,
(in thousands)	2010	2009
Gross realized gains	$-	$82
Gross realized losses	(1,651)	(2,157)
Investment security gains (losses)	$(1,651)	$(2,075)

The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $196.0 million and $204.2 million at March 31, 2010 and December 31, 2009, respectively.

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of March 31, 2010:
(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral) (2)	Excess Subordination as a Percentage of Current Performing Collateral (3)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(4)	Pooled	Mezz	$1,072	$752	$481	$(271)	Caa1	26	22.8%	23.8%	-
P2	(5)	Pooled	Mezz	3,288	1,197	1,712	515	Ca	27	15.4%	26.6%	51.8%
P3	(6)	Pooled	Mezz	2,962	1,597	1,296	(301)	Caa3	28	21.0%	24.1%	-
P4	(7)	Pooled	Mezz	4,060	1,446	486	(960)	Ca	14	20.8%	25.3%	-
P5	(8)	Pooled	Mezz	4,912	826	880	54	Ca	22	36.1%	23.7%	14.9%

		Held to Maturity:
P6	(9)	Pooled	Mezz	2,074	1,466	962	(504)	Caa1	26	22.8%	23.8%	-
P7	(10)	Pooled	Mezz	4,366	1,581	2,283	702	Ca	27	15.4%	26.6%	51.8%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,047	1,047	-	NR	1	-	-
S2	(11)	Single		1,700	944	375	(569)	NR	1	-	-
S3		Single		542	524	474	(50	NR	1	-	-
S4		Single		261	250	183	(67)	NR	1	-	-
S5		Single		3,171	3,102	2,355	(747)	NR	1	-	-
S6		Single		1,046	1,033	928	(105)	NR	1	-	-
S7		Single		1,000	1,000	986	(14)	Caa1	1	-	-
											-

		Held to Maturity:
S8		Single		4,000	4,000	4,000	-	NR	1	-	-
S9		Single		3,360	3,134	2,873	(261)	NR	1	-	-
S10		Single		3,564	3,543	3,386	(157)	NR	1	-	-
S11		Single		2,117	2,012	1,570	(442)	NR	1	-	-

	(1)
The differences noted consist of unrealized losses recorded at March 31, 2010 and noncredit other-than-temporary impairments recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

	(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This definition assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure thus the bonds could recover at a higher percentage upon default than zero.

	(3)
Excess subordination is defined as the additional defaults/deferrals necessary in the next reporting period to deplete the entire credit enhancement (excess interest and over-collateralization) beneath our tranche within each pool to the point that would cause a "break in yield." This amount assumes that all currently performing collateral continues to perform. A break in yield means that our security would not be expected to receive all the contractual cash flows (principal and interest) by maturity. The "percent of current performing collateral" is the ratio of the "excess subordination amount" to current performing collateral—a higher percent means there is more excess subordination to absorb additional defaults/deferrals, and the better our security is protected from loss.

	(4)
Other-than-temporary impairment losses of $126,000 were recognized during three months ended March 31, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(5)	No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2010 and the year ended December 31, 2009.
	(6)	Other-than-temporary impairment losses of $19,000 and $1,379,000 were recognized during the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively.
	(7)	Other-than-temporary impairment losses of $379,000 and $1,674,000 were recognized during the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively
	(8)
Other-than-temporary impairment losses of $1,750,000 were recognized during the year ended December 31, 2009. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2010.

	(9)
Other-than-temporary impairment losses of $227,000 were recognized during the quarter ended March 31, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(10)	No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2010 and the year ended December 31, 2009.
	(11)
Other-than-temporary impairment losses of $638,000 were recognized during the quarter ended March 31, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

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

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
( in thousands)	2010	2009	2009

Previously Securitized Loans:
Total principal amount of loans outstanding	$14,332	$18,251	$15,119
Discount	(13,184)	(14,497)	(13,406)
Net book value	$1,148	$3,754	$1,713

Principal amount of loans between 30 and 89 days pastdue	$539	$754	$1,023
Principal amount of loans 90 days and above past due	-	64	79
Net credit recoveries during the period	74	148	225

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectability of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three months ended March 31, 2010 and 2009, or for the year ending December 31, 2009.
As of March 31, 2010, the Company reported a book value of previously securitized loans of $1.1 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2010 was $14.3 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended March 31, 2010 and 2009, the Company recognized $0.8 million and $1.1 million, respectively, of interest income from its previously securitized loans.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	March 31, 2010	December 31, 2009

Security repurchase agreements	$104,983	$116,329
Short-term advances	2,800	2,000
Total short-term borrowings	$107,783	$118,329

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	March 31, 2010	Weighted Average Interest Rate

FHLB Advances	2011	$442	4.41%
Junior subordinated debentures owed to City Holding Capital Trust III	2038 (a)	16,495	3.76%
Total long-term debt		$16,937

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation.”  A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31:
	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	280,605	$33.56	270,455	$33.96
Granted	15,500	32.09	17,500	27.98
Exercised	(200)	13.30	(300)	13.30
Forfeited	(750)	33.54	-	-
Outstanding at March 31	295,155	$33.50	287,655	$33.62

Additional information regarding stock options outstanding and exercisable at March 31, 2010, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,100	$13.30	22	$23	1,100	$13.30	22	$23
$26.62 - $33.90	201,555	31.29	67	606	150,055	31.70	52	389
$35.36 - $40.88	92,500	38.56	79	-	35,000	36.84	69	-
	295,155			$629	186,155			$412

Proceeds from stock option exercises were less than $0.1 million during the three months ended March 31, 2010 and 2009, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2010 and March 31, 2009 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million during the three months ended March 31, 2010 and 2009, respectively.
Stock-based compensation expense totaled $0.1 million for both the three months ended March 31, 2010 and March 31, 2009.  Unrecognized stock-based compensation expense related to stock options totaled $0.7 million at March 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31:

	2010	2009

Risk-free interest rate	3.24%	2.51%
Expected dividend yield	4.24%	4.83%
Volatility factor	42.67%	46.47%
Expected life of option	8.0 years	8.0 years

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.2 million at March 31, 2010. At March 31, 2010, this unrecognized expense is expected to be recognized over 6.6 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31:
	2010		2009
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	88,109		36,175
Granted	5,450	$32.09	6,950	$35.04
Forfeited/Vested	(1,466)		(566)
Outstanding at March 31	92,093		42,559

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for the three month periods ended March 31, 2010 and March 31, 2009.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of less than $0.1 million to the Defined Benefit Plan during the three months ended March 31, 2010 while no such contribution was made during the three months ended March 31, 2009.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(in thousands)	2010	2009

Components of net periodic cost:
Interest cost	$169	$169
Expected return on plan assets	(203)	(199)
Net amortization and deferral	92	80
Net Periodic Pension Cost	$58	$50

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

( in thousands)	March 31, 2010	December 31, 2009

Commitments to extend credit:
Home equity lines	$136,267	$132,757
Commercial real estate	25,041	33,191
Other commitments	179,146	177,759
Standby letters of credit	17,971	18,092
Commercial letters of credit	82	30

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(in thousands)	2010	2009

Net income	$9,313	$10,924

Unrealized security gains (losses) arising during the period	11,480	(8,919)
Reclassification adjustment for (gains) losses included in income	(6,389)	4,606
	5,091	(4,313)

Unrealized loss on interest rate floors	(1,481)	(2,945)
Other comprehensive income before income taxes	12,923	3,666
Tax effect	(1,386)	2,856
Total comprehensive income	$11,537	$6,522

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2010	2009

Distributed earnings allocated to common stock	$5,345	$5,397
Undistributed earnings allocated to common stock	3,918	5,511
Net earnings allocated to common shareholders	$9,263	$10,908

Average shares outstanding	15,793	15,921

Effect of dilutive securities:
Employee stock options	58	12

Shares for diluted earnings per share	15,851	15,933

Basic earnings per share	$0.59	$0.69
Diluted earnings per share	$0.58	$0.69

Options to purchase 190,500 and 284,055 shares of common stock at an exercise price between $32.41 and $40.88 and between $28.00 and $40.88 per share were outstanding during the first quarter of 2010 and the first quarter of 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note J –Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of FASB ASC Topic 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.
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
The Company bases fair value of assets and liabilities on quoted market prices, prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.  If such information is not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amount presented herein.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Securities Available for Sale.  Securities available for sale are reported at fair value utilizing Level 1, Level 2, and Level 3 inputs.  The fair value of securities available for sale is determined by utilizing a market approach by obtaining quoted prices on nationally recognized securities exchanges (other than forced or distressed transactions) that occur in sufficient volume or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  If such measurements are unavailable, the security is classified as Level 3.  Significant judgment is required to make this determination.

The Company has determined that its pooled trust preferred should be priced using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2010.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.
Previously Securitized Loans.  Previously securitized loans are reported at fair value utilizing Level 3 inputs.  The Company utilizes an income valuation approach through the use of an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010 and 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2010:
(in thousands) March 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Obligations of states and political subdivisions	$54,028	$-	$54,028	$-
Mortgage-backed securities:
U.S. Government agencies	278,500	-	278,500	-
Private label	11,192	-	11,192	-
Trust preferred securities	66,182	-	61,327	4,855
Corporate Securities	19,917	-	19,917	-
Marketable equity securities	5,400	5,400	-	-
Investment funds	80,164	80,164	-	-
Derivative Assets	399	-	399	-
Previously Securitized Loans	1,148	-	-	1,148
Derivative Liabilities	399	-	399	-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the three months ended March 31, 2010.
(in thousands)	Previously Securitized Loans	Investment Securities Available for Sale

Beginning balance, January 1, 2010	$1,713	$4,005
Principal Receipts and Recoveries (net)	(787)	-
Accretion	222	-
Total gains or losses (realized and unrealized):
Impairment losses on investment securities	-	(1,162)
Included in other comprehensive income	-	2,012
Transfers into Level 3	-	-
Ending Balance, March 31, 2010	$1,148	$4,855

Beginning January 1, 2010, the Company changed its policy for recording transfers into and out of the fair value hierarchy levels in response to amended U.S. GAAP. All such transfers are now assumed to be as of the end of the quarter in which the transfer occurred, whereas, previously, the Company assumed transfers into levels to occur at the beginning of a period and transfers out of levels to occur at the end of a period. During the three months ended March 31, 2010, the Company did not have any transfers into or out of level 3.
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At March 31, 2010 and 2009, the Company has $19.4 million and $19.8 million, respectively of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
 The Company adopted ASC Topic 820 for non-financial assets and non-financial liabilities effective January 1, 2009.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.

Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is determined by utilizing a market based approach based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. At March 31, 2010 and 2009, the Company has $10.8 million and $7.1 million, respectively of long-lived assets held for sale that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.  The Company wrote-down approximately $0.7 million and $0.1 million of long-lived assets held for sale to their fair value during the three months ended March 31, 2010 and 2009, respectively.
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
The following table represents the estimates of fair value:
	Fair Value of Financial Instruments
	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$48,364	$48,364	$62,635	$62,635
Securities available-for-sale	528,325	528,325	485,767	485,767
Securities held-to-maturity	27,244	27,188	28,164	25,020
Net loans	1,782,858	1,864,074	1,773,767	1,857,566
Liabilities:
Deposits	2,202,499	2,085,838	2,163,722	2,050,830
Short-term borrowings	107,783	107,828	118,329	118,401
Long-term debt	16,937	16,961	16,959	16,986

The following methods and assumptions were used in estimating fair value for financial instruments:
Cash and cash equivalents:  Due to their short-term nature, the carrying amounts reported in the Consolidated Balance Sheets approximate fair value.
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
Long-term debt: The fair value of long-term borrowings is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements and market conditions of similar debt instruments.
Commitments and letters of credit:  The fair values of commitments are estimated based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  The amounts of fees currently charged on commitments and letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values have not been reflected in the table above.

Note K– Recent Accounting Pronouncements
ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASC Topic 810 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” requires new disclosures related to fair value measurements including 1) significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, and 2) activity in Level 3 of the fair value hierarchy including separate gross presentation of purchase, sales, issuances and settlements.  ASU 2010-06 also clarifies that 1) disclosures should be presented for each class of assets and liabilities (rather than major category), 2) disclosures should include the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements included in Level 2 or Level 3 of the fair value hierarchy.  The disclosure for gross presentation of transactions in Level 3 will be effective January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.  The remaining disclosures and clarifications became effective for the Company on January 1, 2010.  See Note J – Fair Value Measurements.

ASU No. 2010-09, “Subsequent Events (Topic 855)” clarified that an entity which is an SEC filer should evaluate subsequent events through the date that financial statements are issued, and an entity which is not an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASC 2010-09 will be effective July 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2009 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 32 - 36 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2009.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.
As a result of this review, the Company recognized $1.7 million of credit-related net investment impairment charges during the quarter ended March 31, 2010.  The charges deemed other than temporary were related to pooled bank trust preferreds with a remaining book value of $8.9 million, single issuer bank trust preferreds with a remaining book value of $87.2 million and community bank and bank holding company equity positions with remaining book value of $5.4 million at March 31, 2010.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Three Months Ended March 31, 2010 vs. 2009
The Company reported consolidated net income of $9.3 million, or $0.58 per diluted common share, for the three months ended March 31, 2010, compared to $10.9 million, or $0.69 per diluted common share, for the first three months of 2009. Return on average assets (“ROA”) was 1.42% and return on average equity (“ROE”) was 11.9% for the first three months of 2010, compared to 1.70% and 15.3%, respectively, for the first three months of 2009.
The Company’s net interest income for the first three months of 2010 decreased $1.3 million compared to the first three months of 2009 (see Net Interest Income). The Company recorded a provision for loan losses of $1.1 million for the first three months of 2010 while $1.65 million was recorded for the first three months of 2009 (see Allowance and Provision for Loan Losses).  The Company recorded $1.7 million of credit-related net investment impairment losses in the first three months of 2010 as compared to $2.2 million for the first three months of 2009 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding credit-related net investment impairment losses, non-interest income decreased $0.7 million from the three months ended March 31, 2009, to the three months ended March 31, 2010.  Non-interest expenses for the three months ended March 31, 2010 increased $1.7 million from the three months ended March 31, 2009.

Net Interest Income
Three Months Ended March 31, 2010 vs. 2009
The Company’s tax equivalent net interest income decreased $1.2 million, or 4.9%, from $25.0 million during the first three months of 2009 to $23.8 million during the first three months of 2010.  This decline is due to a decrease in interest income associated with the gain from the sale of interest rate floors.  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the first quarter of 2010, the Company recognized $1.5 million of interest income compared to $2.9 million of interest income recognized in the first quarter of 2009 from the interest rate floors.  The Company’s reported net interest margin decreased from 4.46% for the quarter ended March 31, 2009 to 4.14% for the quarter ended March 31, 2010.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$592,935	$7,895	5.40%	$603,767	$8,781	5.90%
Home equity (2)	397,690	5,358	5.46	386,653	6,143	6.44
Commercial, financial, and agriculture (3)	753,548	9,910	5.33	756,201	10,875	5.83
Installment loans to individuals	47,520	913	7.79	47,566	1,118	9.53
Previously securitized loans	1,441	779	219.24	3,867	1,141	119.66
Total loans	1,793,134	24,855	5.62	1,798,054	28,058	6.33
Securities:
Taxable	477,632	5,611	4.76	430,734	6,062	5.71
Tax-exempt (4)	49,635	724	5.92	37,558	629	6.79
Total securities	527,267	6,335	4.87	468,292	6,691	5.79
Deposits in depository institutions	4,773	-	-	4,826	5	0.42
Total interest-earning assets	2,325,174	31,190	5.44	2,271,172	34,754	6.21
Cash and due from banks	54,639			52,410
Bank premises and equipment	64,116			60,813
Other assets	207,817			211,000
Less: allowance for loan losses	(19,108)			(22,564)
Total assets	$2,632,638			$2,572,831

Liabilities
Interest-bearing demand deposits	$456,969	$350	0.31%	$416,695	$463	0.45%
Savings deposits	381,900	282	0.30	360,740	507	0.57
Time deposits	999,661	6,552	2.66	982,947	8,403	3.47
Short-term borrowings	110,163	100	0.37	147,510	153	0.42
Long-term debt	16,944	160	3.83	19,032	254	5.41
Total interest-bearing liabilities	1,965,637	7,444	1.54	1,926,924	9,780	2.06
Noninterest-bearing demand deposits	341,132			324,333
Other liabilities	13,343			35,392
Stockholders’ equity	312,526			286,182
Total liabilities and stockholders’ equity	$2,632,638			$2,572,831
Net interest income		$23,746			$24,974
Net yield on earning assets			4.14%			4.46%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $721 and $1,375 from interest rate floors for the three months ended March 31, 2010 and March 31, 2009, respectively.
(3)	Interest income includes $760 and $1,569 from interest rate floors for the three months ended March 31, 2010 and March 31, 2009, respectively.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended March 31,
	2010 vs. 2009
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(161)	$(725)	$(886)
Home equity	179	(964)	(785)
Commercial, financial, and agriculture	(39)	(926)	(965)
Installment loans to individuals	(1)	(204)	(205)
Previously securitized loans	(732)	370	(362)
Total loans	(754)	(2,449)	(3,203)
Securities:
Taxable	675	(1,126)	(451)
Tax-exempt (1)	207	(112)	95
Total securities	882	(1,238)	(356)
Deposits in depository institutions	-	(5)	(5)
Total interest-earning assets	$128	$(3,692)	$(3,564)

Interest-bearing liabilities:
Interest-bearing demand deposits	$46	$(159)	$(113)
Savings deposits	30	(255)	(225)
Time deposits	146	(1,997)	(1,851)
Short-term borrowings	(40)	(13)	(53)
Long-term debt	(28)	(66)	(94)
Total interest-bearing liabilities	$154	$(2,490)	$(2,336)
Net Interest Income	$(26)	$(1,202)	$(1,228)

(1) Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table three
Loan Portfolio
	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009

Residential real estate – mortgage	$597,429	$595,678	$599,692
Home Equity	398,443	398,752	389,453
Commercial, financial, and agriculture	761,223	752,052	753,234
Installment loans to individuals	43,597	44,239	45,175
Previously securitized loans	1,148	1,713	3,754
Total loans	$1,801,840	$1,792,434	$1,791,308

As compared to December 31, 2009, loans have increased $9.4 million (0.5%) at March 31, 2010.  Residential real estate loans increased $1.7 million or 0.3% from $595.7 million at December 31, 2009 to $597.4 million at March 31, 2010.   Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  Home equity loans decreased $0.3 million during the first three months of 2010.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.

Commercial loans increased $9.2 million (1.2%) compared to December 31, 2009.  The majority of the Company’s commercial loans are real estate secured (70.2%), with 28.2% of the commercial mortgages occupied by the owners of the properties.
Installment loans decreased $0.6 million, or 1.5%, from $44.2 million at December 31, 2009 to $43.6 million at March 31, 2010.  The installment loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.
As of March 31, 2010, the Company reported $1.1 million of loans classified as “previously securitized loans.” These loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts (see Retained Interests and Previously Securitized Loans). As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.1 million in the first three months of 2010, $1.58 million in the fourth quarter of 2009, and $1.65 million in the first three months of 2009.  The provision for loan losses recorded during the first quarter of 2010 reflects the improvement in credit quality when comparing March 31, 2010 to December 31, 2009 and to March 31, 2009.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $0.8 million for the first three months of 2010 compared to net charge-offs of $1.9 million for the same period in 2009.  Net charge-offs in 2010 on commercial and residential loans were $0.4 and $0.4 million, respectively, for the three months ended March 31, 2010 as compared to $1.7 million and $0.4 million on commercial and residential loans, respectively during the three months ended December 31, 2009.  In addition, depository accounts net charge-offs were $0.1 million for the first three months of 2010. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.43% at December 31, 2009 to 1.39% at March 31, 2010.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at March 31, 2010.  The Company’s ratio of non-performing assets to total loans and other real estate owned is only 25% of the 5.57% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended December 31, 2009.
The ALLL at March 31, 2010 was $19.0 million compared to $18.7 million at December 31, 2009, an increase of $0.3 million or 1.6%. Below is a summary of the changes in the components of the ALLL from December 31, 2009 to March 31, 2010.
The allowance allocated to the commercial loan portfolio (see Table Six) increased $0.6 million, or 5.5% from $11.2 million at December 31, 2009 to $11.8 at March 31, 2010.  This net increase was attributable to an additional allowance allocated to impaired loans of $1.2 million that was partially offset by a decline in the allowance allocated to commercial loans that have not been impaired.

The allowance allocated to the residential real estate portfolio (see Table Six) increased $0.1 million, or 1.3% from  $5.5 million at December 31, 2009 to $5.6 million at March 31, 2010.  This increase was primarily due to improvement in non-performing real estate loans during the three months ended March 31, 2010.
The allowance allocated to the consumer loan portfolio (see Table Six) remained consistent at $0.2 million at December 31, 2009 and March 31, 2010.
The allowance allocated to overdraft deposit accounts (see Table Six) decreased $0.3 million, or 19.4% from $1.8 million at December 31, 2009 to $1.5 million at March 31, 2010.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2010, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table four
Analysis of the Allowance for Loan Losses
	Three months ended March 31,		Year ended December 31,
(in thousands)	2010	2009	2009

Balance at beginning of period	$18,687	$22,254	$22,254

Charge-offs:
Commercial, financial, and agricultural	(361)	(1,479)	(7,749)
Real estate-mortgage	(423)	(394)	(1,916)
Installment loans to individuals	(26)	(69)	(265)
Overdraft deposit accounts	(550)	(664)	(2,886)
Total charge-offs	(1,360)	(2,606)	(12,816)

Recoveries:
Commercial, financial, and agricultural	9	29	235
Real estate-mortgage	23	81	122
Installment loans to individuals	50	55	222
Overdraft deposit accounts	493	517	1,620
Total recoveries	575	682	2,199
Net charge-offs	(785)	(1,924)	(10,617)
Provision for loan losses	1,080	1,650	7,050
Balance at end of period	$18,982	$21,980	$18,687

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.18)%	(0.43)%	(0.59)%
Provision for loan losses (annualized)	0.24%	0.37%	0.39%
As a Percent of Non-Performing Loans:
Allowance for loan losses	132.62%	107.44%	133.06%

Table five
Non-Performing Assets
	As of March 31,		As of December 31,
(in thousands)	2010	2009	2009

Non-accrual loans	$14,008	$20,007	$13,583
Accruing loans past due 90 days or more	305	386	382
Previously securitized loans past due 90 days or more	-	64	79
Total non-performing loans	14,313	20,457	14,044
Other real estate, excluding property associated with previously securitized loans	10,800	6,686	11,729
Other real estate associated with previously securitized loans	-	374	-
Total other real estate owned	10,800	7,060	11,729
Total non-performing assets	$25,113	$27,517	$25,773

The decrease in non-accrual loans is principally related to Greenbrier loans that were repossessed or charged-off during 2009.   At March 31, 2010, the Company had three loans for approximately $5.1 million that are performing in accordance with contractual terms but for which management has concerns about the borrower’s ability to continue to comply with repayment terms.  These loans have been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
The average recorded investment in impaired loans during the three months ended March 31, 2010 and 2009 was $19.4 million and $25.0 million, respectively.  The Company recognized approximately $0.1 million of interest income received in cash on non-accrual and impaired loans for the three month periods ended March 31, 2010 and March 31, 2009, respectively.  Approximately $0.2 million of interest income would have been recognized during the three month periods ended March 31, 2010 and March 31, 2009, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2010 and December 31, 2009.  The company recognized interest income of $0.1 million using the accrual method of income recognition during the time period the loans were impaired for the three month periods ended March 31, 2010 and March 31, 2009, respectively.
Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest unless the loan is well collateralized and in the process of collection.  When interest accruals are discontinued, interest credited to income in the current year that is unpaid and deemed uncollectible is charged to operations.  Prior-year interest accruals that are unpaid and deemed uncollectible are charged to the allowance for loan losses, provided that such amounts were specifically reserved.
Information pertaining to impaired loans is included in the following table:
(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Impaired loans with a valuation allowance	$12,203	$12,125	$20,393
Impaired loans with no valuation allowance	7,206	7,360	64
Total impaired loans	$19,409	$19,485	$20,457
Allowance for loan losses allocated to impaired loans	$3,003	$1,826	$6,800

Table six
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(in thousands)	2010	2009	2009

Commercial, financial and agricultural	$11,791	$15,398	$11,176
Real estate-mortgage	5,589	4,395	5,515
Installment loans to individuals	148	192	191
Overdraft deposit accounts	1,454	1,995	1,805
Allowance for Loan Losses	$18,982	$21,980	$18,687

Previously Securitized Loans
As of March 31, 2010, the Company reported a carrying value of previously securitized loans of $1.1 million, while the actual outstanding contractual balance of these loans was $14.3 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first three months of 2010 and 2009, the Company recognized $0.8 million and $1.1 million, respectively, of interest income on its previously securitized loans.  Cash receipts for the three months ended March 31, 2010 and 2009 are summarized in the following table:
	Three months ended March 31,
(in thousands)	2010	2009

Principal receipts	$861	$968
Interest income receipts	489	587
Total cash receipts	$1,350	$1,555

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:
As of:	Estimated Balance:

December 31, 2010	$0.9 million
December 31, 2011	0.7 million
December 31, 2012	0.5 million
December 31, 2013	0.3 million

Non-Interest Income and Non-Interest Expense
Three Months Ended March 31, 2010 vs. 2009
Non-Interest Income: During the first three months of 2010, the Company recorded $1.7 million of credit-related net investment impairment losses.  The charges deemed to be other than temporary were related to pooled bank trust preferreds ($0.8 million credit-related net impairment losses) with a remaining book value of $8.9 million at March 31, 2010, single issuer bank trust preferreds ($0.6 million credit-related net impairment losses) with a remaining book value of $87.2 million at March 31, 2010 and community bank and bank holding company equity positions ($0.3 million credit-related net impairment losses) with remaining book value of $5.4 million at March 31, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities  and single issuer bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $0.8 million and $0.6 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the quarter ended March 31, 2010.  The credit-related net impairment charges of $0.3 million related to the Company’s equity position in First United Corporation of Oakland, Maryland.  The Company determined that an other-than-temporary impairment existed due to the current financial performance of the company and the length of time and extent to which the market value has been below the Company’s cost basis in this equity security.
Exclusive of net other-than-temporary investment impairment losses, non-interest income decreased $0.7 million to $13.8 million in the first three months of 2010 as compared to $14.5 million in the first three months of 2009.  Insurance commission revenues decreased $0.5 million, or 27.7%, from $1.9 million during the first quarter of 2009 to $1.4 million during the first quarter of 2010 due to decreased contingency payments.  Additionally, service charges from depository accounts decreased $0.2 million, or 2.0%, to $10.2 million in the first quarter of 2010.
Non-Interest Expense: Non-interest expenses increased $1.7 million from $18.8 million in the first quarter of 2009 to $20.5 million in the first quarter of 2010.  Insurance and regulatory expense increased $0.8 million, or 215.7% from the quarter ended March 31, 2009 primarily as a result of the Company fully utilizing its FDIC credits and increases in the assessment rates during 2009.  In addition, repossessed asset losses increased $0.8 million primarily due to the write down of a foreclosed property located in the eastern panhandle of West Virginia.  This write down was due to the results of an updated appraisal obtained on this property.  The Company continually reevaluates the recorded value of properties that it has repossessed by obtaining updated appraisals on at least an annual basis.  As a result of this write down, this foreclosed property is now valued at approximately one-half of its original cost.

Income Tax Expense: The Company’s effective income tax rate for the first quarter of 2010 was 33.4% compared to 32.5% for the year ended December 31, 2009, and 34.6% for the quarter ended March 31, 2009.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2010.

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
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors are being recognized over the remaining lives of the various hedged loans.  At March 31, 2010, the unrecognized gain was approximately $4.1 million.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2010:
+300	3.25%	+12.7%	+15.8%
+200	2.25	+7.7	+10.2
+100	1.25	+2.1	+4.8

December 31, 2009:
+300	3.25%	+9.3%	+16.3%
+200	2.25	+5.8	+11.6
+100	1.25	+1.5	+5.7

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2010 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.
Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. During 2008 and 2009, City National received regulatory approval to pay $74.9 million of cash dividends to the Parent Company, while generating net profits of $70.6 million.  Therefore, City National will be required to produce $4.3 million of net profits prior to declaring any cash dividends to the Parent Company during 2010.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.5 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2010.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.7 million of additional cash over the next 12 months. As of March 31, 2010, the Parent Company reported a cash balance of $7.9 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2010 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2010, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2010, City National has the capacity to borrow an additional $350 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (95.1%, or $528.3 million at March 31, 2010) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 67.1% as of March 31, 2010 and deposit balances fund 82.9% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $555.6 million at March 31, 2010, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $144.0 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 45.4% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $15.2 million of cash from operating activities during the first three months of 2010, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $49.7 million of cash in investing activities during the first three months of 2010 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $20.2 million of cash in financing activities during the first three months of 2010, principally as a result of increasing its interest and noninterest bearing deposits by $38.8 million which was partially offset by repayments of short-term borrowings of $10.5 million, cash dividends paid to the Company’s common stockholders of $5.4 million, and the purchase of treasury stock of $2.6 million.

Capital Resources
During the first three months of 2010, Shareholders’ Equity increased $4.0 million, or 1.3%, from $307.7 million at December 31, 2009 to $311.7 million at March 31, 2010.  This increase was primarily due to reported net income of $9.3 million and unrealized gains on available-for-sale securities of $3.1 million.    This increase was partially offset by dividends declared during the year of $5.4 million, common stock purchases of $2.6 million, and unrealized losses on interest rate floors of $0.9 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 84,015 shares were repurchased during the first three months of 2010 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of March 31, 2010, the Company may repurchase an additional 888,385 shares from time to time depending on market conditions under the authorization.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2010	2009
City Holding:
Total	8.0%	10.0%	14.7%	14.6%
Tier I Risk-based	4.0	6.0	13.7	13.6
Tier I Leverage	4.0	5.0	10.3	10.2
City National:
Total	8.0%	10.0%	12.8%	12.3%
Tier I Risk-based	4.0	6.0	11.8	11.3
Tier I Leverage	4.0	5.0	8.8	8.4

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2010	--	--	--	972,400

February 1 – February 28, 2010	71,415	30.84	71,415	900,985

March 1 – March 31, 2010	12,600	31.94	12,600	888,385

(a)  In October 2009, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities.		None.

Item 4.	(Removed and Reserved)		None.

Item 5.	Other Information.		None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: May 6, 2010