Form 10-Q
period 2010-06-30
CITY HOLDING CO
filed 2010-08-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2010
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

Common stock, $2.50 Par Value – 15,588,355 shares as of August 6, 2010.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may not continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on these assets; (5)  the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies as well as new rules and regulations adopted under the Dodd-Frank Act, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (14) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (15) the United States government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us; and (16) the FDIC may impose additional assessments on the Company and other federally insured institutions. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	June 30	December 31
	2010	2009
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$40,861	$59,116
Interest-bearing deposits in depository institutions	4,146	3,519
Cash and Cash Equivalents	45,007	62,635

Investment securities available for sale, at fair value	481,692	485,767
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2010 and December 31, 2009 - $25,010 and $25,020, respectively)	24,531	28,164
Total Investment Securities	506,223	513,931

Gross loans	1,833,572	1,792,434
Allowance for loan losses	(19,456)	(18,541)
Net Loans	1,814,116	1,773,893

Bank owned life insurance	74,858	73,388
Premises and equipment	64,515	64,193
Accrued interest receivable	8,270	7,969
Net deferred tax asset	26,233	29,480
Intangible assets	56,791	57,010
Other assets	43,170	40,121
Total Assets	$2,639,183	$2,622,620
Liabilities
Deposits:
Noninterest-bearing	$331,286	$328,440
Interest-bearing:
Demand deposits	461,829	457,293
Savings deposits	395,718	379,893
Time deposits	986,879	998,096
Total Deposits	2,175,712	2,163,722

Short-term borrowings	113,239	118,329
Long-term debt	16,915	16,959
Other liabilities	21,909	15,875
Total Liabilities	2,327,775	2,314,885

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2010 and December 31, 2009, less 2,889,927 and 2,616,161 shares in treasury, respectively	46,249	46,249
Capital surplus	101,546	101,750
Retained earnings	262,510	253,167
Cost of common stock in treasury	(99,847)	(90,877)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	3,362	(1,880)
Unrealized gain on derivative instruments	1,325	3,063
Underfunded pension liability	(3,737)	(3,737)
Total Accumulated Other Comprehensive Income (Loss)	950	(2,554)
Total Shareholders’ Equity	311,408	307,735
Total Liabilities and Shareholders’ Equity	$2,639,183	$2,622,620

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Interest Income
Interest and fees on loans	$25,991	$26,946	$50,845	$55,004
Interest on investment securities:
Taxable	5,317	5,612	10,928	11,674
Tax-exempt	461	403	931	812
Interest on deposits in depository institutions	-	3	-	8
Interest on federal funds sold	1	-	1	-
Total Interest Income	31,770	32,964	62,705	67,498

Interest Expense
Interest on deposits	6,831	9,184	14,015	18,557
Interest on short-term borrowings	98	111	198	264
Interest on long-term debt	163	231	323	485
Total Interest Expense	7,092	9,526	14,536	19,306
Net Interest Income	24,678	23,438	48,169	48,192
Provision for loan losses	1,823	2,128	2,903	3,839
Net Interest Income After Provision for Loan Losses	22,855	21,310	45,266	44,353

Non-interest Income
Total investment securities impairment losses	(1,237)	-	(4,440)	(2,157)
Noncredit impairment losses recognized in other comprehensive income	944	-	2,496	-
Net investment securities impairment losses	(293)	-	(1,944)	(2,157)
Gain (loss) on sale of investment securities	62	(332)	62	(250)
Service charges	10,448	11,261	20,676	21,696
Insurance commissions	1,244	1,325	2,641	3,258
Trust and investment management fee income	567	497	1,429	1,204
Bank owned life insurance	813	992	1,541	1,724
Other income	437	544	985	1,245
Total Non-interest Income	13,278	14,287	25,390	26,720

Non-interest Expense
Salaries and employee benefits	9,745	9,797	19,494	19,380
Occupancy and equipment	1,874	1,880	3,919	3,789
Depreciation	1,174	1,184	2,392	2,395
Professional fees	398	397	761	850
Postage, delivery, and statement mailings	615	698	1,224	1,416
Advertising	1,241	927	2,154	1,790
Telecommunications	440	514	891	934
Bankcard expenses	448	686	924	1,334
Insurance and regulatory	1,200	1,578	2,387	1,954
Office supplies	484	470	977	1,001
Repossessed asset losses, net of expenses	78	86	1,024	215
Other expenses	2,268	2,141	4,369	4,073
Total Non-interest Expense	19,965	20,358	40,516	39,131
Income Before Income Taxes	16,168	15,239	30,140	31,942
Income tax expense	5,453	5,093	10,112	10,872
Net Income Available to Common Shareholders	$10,715	$10,146	$20,028	$21,070

Distributed earnings allocated to common shareholders	$5,274	$5,398	$10,549	$10,797
Undistributed earnings allocated to common shareholders	5,373	4,736	9,355	10,162
Net earnings allocated to common shareholders	$10,647	$10,134	$19,904	$20,959
Average common shares outstanding	15,656	15,908	15,722	15,903
Effect of dilutive securities:
Employee stock options	65	47	63	48
Shares for diluted earnings per share	15,721	15,955	15,785	15,951
Basic earnings per common share	$0.68	$0.64	$1.27	$1.32
Diluted earnings per common share	$0.68	$0.64	$1.26	$1.32
Dividends declared per common share	$0.34	$0.34	$0.68	$0.68

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2010 and 2009
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity

Balances at December 31, 2008	$46,249	$102,895	$230,613	$(88,729)	$(6,732)	$284,296
Comprehensive income:
Net income			21,070			21,070
Other comprehensive gain, net of deferred income taxes of $1,515:
Unrealized gains on available-for-sale securities of $7,400, net of taxes					4,488	4,488
Net unrealized loss on interest rate floors of $5,885, net of taxes					(3,569)	(3,569)
Total comprehensive income						21,989
Cash dividends declared ($0.68 per share)			(10,836)			(10,836)
Issuance of stock awards, net		(1,233)		1,607		374
Exercise of 300 stock options		(4)		7		3
Purchase of 49,363 treasury shares				(1,242)		(1,242)
Balances at June 30, 2009	$46,249	$101,658	$240,847	$(88,357)	$(5,813)	$294,584

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2009	$46,249	$101,750	$253,167	$(90,877)	$(2,554)	$307,735
Comprehensive income:
Net income			20,028			20,028
Other comprehensive gain, net of deferred income taxes of $5,688:
Unrealized gain on available-for-sale securities of $8,510, net of taxes					5,242	5,242
Net unrealized loss on interest rate floors of $2,821, net of taxes					(1,738)	(1,738)
Total comprehensive income						23,532
Cash dividends declared ($0.68 per share)			(10,685)			(10,685)
Issuance of stock awards, net		(192)		682		490
Exercise of 1,700 stock options		(12)		58		46
Purchase of 297,015 treasury shares				(9,710)		(9,710)
Balances at June 30, 2010	$46,249	$101,546	$262,510	$(99,847)	$950	$311,408

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Six Months Ended June 30
	2010	2009

Operating Activities
Net income	$20,028	$21,070
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	369	(24)
Provision for loan losses	2,903	3,839
Depreciation of premises and equipment	2,392	2,395
Deferred income tax benefit	(30)	(445)
Accretion of gain from sale of interest rate floors	(1,738)	(3,569)
Net periodic employee benefit cost	116	100
Realized investment securities losses	1,944	2,407
Increase in value of bank-owned life insurance	(1,541)	(1,724)
Proceeds from bank-owned life insurance	71	250
Increase (decrease) in accrued interest receivable	(301)	88
Increase (decrease) in other assets	(3,049)	4,444
Increase (decrease) in other liabilities	6,502	(10,267)
Net Cash Provided by Operating Activities	27,666	18,564

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	3,217	-
Proceeds from sale of money market and mutual fund securities available-for-sale	424,550	302,483
Purchases of money market and mutual fund securities available-for-sale	(426,045)	(365,421)
Proceeds from sales of securities available-for-sale	83	161
Proceeds from maturities and calls of securities available-for-sale	55,388	49,663
Purchases of securities available-for-sale	(43,407)	(59,914)
Net (increase) decrease in loans	(42,779)	21,939
Purchases of premises and equipment	(2,714)	(5,682)
Net Cash Used in Investing Activities	(31,707)	(56,771)

Financing Activities
Net increase in noninterest-bearing deposits	2,846	16,748
Net increase in interest-bearing deposits	9,144	85,955
Net decrease in short-term borrowings	(5,090)	(59,042)
Repayment of long-term debt	(44)	(42)
Purchases of treasury stock	(9,710)	(1,242)
Proceeds from exercise of stock options	46	3
Dividends paid	(10,779)	(10,832)
Net Cash (Used in) Provided by Financing Activities	(13,587)	31,548
Decrease in Cash and Cash Equivalents	(17,628)	(6,659)
Cash and cash equivalents at beginning of period	62,635	59,629
Cash and Cash Equivalents at End of Period	$45,007	$52,970

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2010. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

	June 30, 2010				December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$53,146	$859	$(329)	$53,676	$52,474	$712	$(451)	$52,735
Mortgage-backed securities:
US government agencies	285,478	11,525	-	297,003	293,662	9,241	(109)	302,794
Private label	10,508	140	(139)	10,509	12,414	-	(426)	11,988
Trust preferred securities	65,471	1,653	(2,370)	64,754	70,048	521	(6,832)	63,737
Corporate securities	20,775	42	(1,201)	19,616	20,771	23	(1,306)	19,488
Total Debt Securities	435,378	14,219	(4,039)	445,558	449,369	10,497	(9,124)	450,742
Marketable equity securities	8,419	-	(3,668)	4,751	8,603	-	(3,509)	5,094
Non-marketable equity securities	12,940	-	-	12,940	13,023	-	-	13,023
Investment funds	18,426	17	-	18,443	16,930	-	(22)	16,908
Total Securities Available-for-Sale	$475,163	$14,236	$(7,707)	$481,692	$487,925	$10,497	$(12,655)	$485,767

Securities held-to-maturity
Obligations of states and political subdivisions	$437	$6	$-	$443	$1,642	$15	$-	$1,657
Trust preferred aecurities	24,094	1,000	(527)	24,567	26,522	-	(3,159)	23,363
Total Securities Held-to-Maturity	$24,531	$1,006	$(527)	$25,010	$28,164	$15	$(3,159)	$25,020

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2010 and December 31, 2009.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$2,437	$47	$4,300	$282	$6,737	$329
Mortgage-backed securities:
US Government agencies	-	-	-	-	-	-
Private-label	-	-	6,392	139	6,392	139
Trust preferred securities	2,981	19	22,124	2,351	25,105	2,370
Corporate securities	1,948	89	3,256	1,112	5,204	1,201
Marketable equity securities	1,375	2,404	3,334	1,264	4,709	3,668
Investment funds	-	-	-	-	-	-
Total	$8,741	$2,559	$39,406	$5,148	$48,147	$7,707

Securities held-to-maturity:
Trust preferred securities	$-	$-	$9,606	$527	$9,606	$527

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$8,081	$216	$3,444	$235	$11,525	$451
Mortgage-backed securities:
US Government agencies	29,532	109	-	-	29,532	109
Private-label	4,877	16	7,538	410	12,415	426
Trust preferred securities	478	46	38,179	6,786	38,657	6,832
Corporate securities	-	-	5,101	1,306	5,101	1,306
Marketable equity securities	2,098	1,942	2,953	1,567	5,051	3,509
Investment funds	-	-	1,478	22	1,478	22
Total	$45,066	$2,329	$58,693	$10,326	$103,759	$12,655

Securities held-to-maturity:
Trust preferred securities	$-	$-	$12,829	$3,159	$12,829	$3,159

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies:  Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.
During the first six months of 2010, the Company recorded $1.9 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferreds ($1.0 million credit-related net impairment losses) with a remaining book value of $7.5 million at June 30, 2010, single issuer bank trust preferreds ($0.6 million credit-related net impairment losses) with a remaining book value of $82.1 million at June 30, 2010, and community bank and bank holding company equity positions ($0.3 million credit-related net impairment losses ) with remaining book value of $4.8 million at June 30, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities and single issuer bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $1.0 million and $0.6 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the six months ended June 30, 2010.  The credit-related net impairment charges of $0.3 million related to the Company’s equity position in First United Corporation of Oakland, Maryland.  The Company determined that an other-than-temporary impairment existed due to the current financial performance of the company and the length of time and extent to which the market value of this security has been below the Company’s cost basis in this equity security.

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
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s  more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings.  Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is very light, with trading volumes of less than 0.1% of each respective company being traded on a daily basis.  Another factor influencing the market value of these equity securities is a depressed stock market, particularly in the financial sector.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.  Based on management’s most recent reviews, management noted adequate capital levels at all such companies, which is a positive indicator of the near term (12 months) prospects for these regional community banks.
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2010, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2010, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At June 30, 2010, the book value of the Company’s five pooled trust preferred securities totaled $7.5 million with an estimated fair value of $8.7 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB ASC 320, Investments-Debt and Equity Securities and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with FASB ASC 320, Investments-Debt and Equity securities.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
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
Based upon the analysis performed by management as of June 30, 2010, the Company recognized $293,000 of credit-related OTTI charged during the three months ended June 30, 2010.  Total credit-related OTTI recognized during the six months ended June 30, 2010 was $1.0 million.

The following table presents a progression of the credit loss component of OTTI on debt securities recognized in earnings during the six months ended June 30, 2010.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  As noted above, the credit component of OTTI recognized in earnings during the six months ended June 30, 2010 is presented in two parts based upon whether the credit impairment in the current period is the first time the debt security was credit impaired (initial credit impairment) or if there is additional credit impairment on a debt security that was credit impaired in previous periods.  The credit loss component would be reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired securities.  Additionally, the credit loss component would be reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.
(in thousands)	For the period ended June 30, 2010

Balance at January 1, 2010	$18,694
Additions:
Initial credit impairment	-
Additional credit impairment	1,682
Balance June 30, 2010	$20,376

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(in thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$4,749	$4,781
Due after one year through five years	47,439	47,457
Due after five years through ten years	97,572	101,347
Due after ten years	285,618	291,973
	$435,378	$445,558

Securities Held-to-Maturity
Due in one year or less	$-	$-
Due after one year through five years	437	443
Due after five years through ten years	-	-
Due after ten years	24,094	24,567
	$24,531	$25,010

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Gross realized gains	$62	$-	$62	$82
Gross realized losses	-	(332)	-	(332)
Gain (loss) on sale of investment securities	$62	$(332)	$62	$(250)

The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $202.8 million and $204.2 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of June 30, 2010:

(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/ defaults (as a % of original dollar)	Expected deferrals/ defaults (as a % of remaining of performing collateral) (2)	Excess Subordination as a Percentage of Current Performing Collateral (3)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(4)	Pooled	Mezz	$1,072	$752	$621	$(131)	Caa1	26	22.8%	23.8%	-
P2	(5)	Pooled	Mezz	3,288	1,197	1,415	218	Ca	27	20.7%	24.7%	37.1%
P3	(6)	Pooled	Mezz	2,962	1,545	1,498	(47)	Caa3	27	21.0%	23.9%	-
P4	(7)	Pooled	Mezz	4,060	1,205	935	(270)	Ca	14	20.8%	25.3%	-
P5	(8)	Pooled	Mezz	4,912	826	1,148	322	Ca	22	36.1%	21.7%	22.3%

		Held to Maturity:
P6	(9)	Pooled	Mezz	2,074	1,466	1,242	(224)	Caa1	26	22.8%	23.8%	-
P7	(10)	Pooled	Mezz	4,366	1,581	1,887	306	Ca	27	20.7%	24.7%	37.1%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,046	1,046	-	NR	1	-	-
S2	(11)	Single		1,700	944	375	(569)	NR	1	-	-
S3		Single		542	523	493	(30)	NR	1	-	-
S4		Single		261	250	147	(103)	NR	1	-	-
S5		Single		1,046	1,031	998	(33)	NR	1	-	-
S6		Single		1,000	1,000	944	(56)	Caa1	1	-	-
											-

		Held to Maturity:
S7		Single		4,000	4,000	4,000	-	NR	1	-	-
S8		Single		3,360	3,129	2,640	(489)	NR	1	-	-
S9		Single		3,564	3,541	3,334	(207)	NR	1	-	-

	(1)
The differences noted consist of unrealized losses recorded at June 30, 2010 and noncredit other-than-temporary impairments recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

	(4)
Other-than-temporary impairment losses of $126,000 were recognized during six months ended June 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(5)	No other-than-temporary impairment losses were incurred during the six months ended June 30, 2010 and the year ended December 31, 2009.
	(6)	Other-than-temporary impairment losses of $72,000 and $1,379,000 were recognized during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.
	(7)	Other-than-temporary impairment losses of $619,000 and $1,674,000 were recognized during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively
	(8)
Other-than-temporary impairment losses of $1,750,000 were recognized during the year ended December 31, 2009. No other-than-temporary impairment losses were incurred during the six months ended June 30, 2010.

	(9)
Other-than-temporary impairment losses of $227,000 were recognized during the six months ended June 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(10)	No other-than-temporary impairment losses were incurred during the six months ended June 30, 2010 and the year ended December 31, 2009.
	(11)
Other-than-temporary impairment losses of $638,000 were recognized during the six months ended June 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

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

	As of and for the Six Months Ended		As of and for the Year Ended
	June 30,		December 31,
( in thousands)	2010	2009	2009

Previously Securitized Loans:
Total principal amount of loans outstanding	$13,741	$17,453	$15,119
Discount	(11,957)	(14,230)	(13,406)
Net book value	$1,784	$3,223	$1,713

Principal amount of loans between 30 and 89 days pastdue	$363	$846	$1,023
Principal amount of loans 90 days and above past due	31	32	79
Net credit recoveries during the period	178	330	225

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectability of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and six months ended June 30, 2010 and 2009, or for the year ending December 31, 2009.
As of June 30, 2010, the Company reported a book value of previously securitized loans of $1.8 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2010 was $13.7 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended June 30, 2010 and 2009, the Company recognized $1.8 million and $1.0 million, respectively, of interest income from its previously securitized loans.  During the first six months of 2010 and 2009, the Company recognized $2.5 million and $2.1 million, respectively, of interest income from its previously securitized loans.  During the second quarter of 2010, the Company recognized $1.1 million of additional interest income related to three of the six pools of previously securitized loans that had a negative carrying value due to actual recoveries that exceed estimates and discount accretion previously recognized.  As a result, the June 30, 2010 carrying value for these three pools is $0 and future cash receipts related to these three pools will be recognized in interest income as received.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	June 30, 2010	December 31, 2009

Security repurchase agreements	$112,239	$116,329
Short-term advances	1,000	2,000
Total short-term borrowings	$113,239	$118,329

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	June 30, 2010	Weighted Average Interest Rate

FHLB Advances	2011	$420	4.40%
Junior subordinated debentures owed to City Holding Capital Trust III	2038 (a)	16,495	4.04%
Total long-term debt		$16,915

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation.”  A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30:
	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	280,605	$33.56	270,455	$33.96
Granted	15,500	32.09	17,500	27.98
Exercised	(1,700)	27.11	(300)	13.30
Forfeited	(750)	33.54	-	-
Outstanding at June 30	293,655	$33.52	287,655	$33.62

Additional information regarding stock options outstanding and exercisable at June 30, 2010, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,100	$13.30	19	$16	1,100	$13.30	19	$16
$26.62 - $33.90	200,055	31.30	64	3	148,555	31.73	49	-
$35.36 - $40.88	92,500	38.56	76	-	35,000	36.84	66	-
	293,655			$19	184,655			$16

Proceeds from stock option exercises were less than $0.1 million during the six months ended June 30, 2010 and 2009, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2010 and June 30, 2009 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million during the six months ended June 30, 2010 and 2009, respectively.
Stock-based compensation expense totaled $0.1 million for both the six months ended June 30, 2010 and June 30, 2009.  Unrecognized stock-based compensation expense related to stock options totaled $0.7 million at June 30, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.7 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the six months ended June 30:

	2010	2009

Risk-free interest rate	3.24%	2.51%
Expected dividend yield	4.24%	4.83%
Volatility factor	42.67%	46.47%
Expected life of option	8.0 years	8.0 years

The Company records compensation expense with respect to restricted shares in an amount equal to the fair value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is being charged to expense over the respective vesting periods.
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.3 million at June 30, 2010. At June 30, 2010, this unrecognized expense is expected to be recognized over 6.3 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the six months ended June 30:
	2010		2009
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	88,109		36,175
Granted	13,450	$32.17	53,225	$30.71
Forfeited/Vested	(4,966)		(4,066)
Outstanding at June 30	96,593		85,334

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for the six month periods ended June 30, 2010 and June 30, 2009.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of less than $0.1 million to the Defined Benefit Plan during the six months ended June 30, 2010 while no such contribution was made during the six months ended June 30, 2009.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Components of net periodic cost:
Interest cost	$169	$169	338	$338
Expected return on plan assets	(203)	(199)	(406)	(398)
Net amortization and deferral	92	80	184	160
Net Periodic Pension Cost	$58	$50	116	$100

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

( in thousands)	June 30, 2010	December 31, 2009

Commitments to extend credit:
Home equity lines	$140,386	$132,757
Commercial real estate	32,315	33,191
Other commitments	162,326	177,759
Standby letters of credit	20,424	18,092
Commercial letters of credit	81	30

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Six months ended June 30,
(in thousands)	2010	2009

Net income	$20,028	$21,070

Unrealized security gains (losses) arising during the period	14,898	2,794
Reclassification adjustment for (gains) losses included in income	(6,388)	4,606
	8,510	7,400

Unrealized loss on interest rate floors	(2,821)	(5,885)
Other comprehensive income before income taxes	25,717	22,585
Tax effect	(2,185)	(596)
Total comprehensive income	$23,532	$21,989

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Distributed earnings allocated to common stock	$5,274	$5,398	$10,549	$10,797
Undistributed earnings allocated to common stock	5,373	4,736	9,355	10,180
Net earnings allocated to common shareholders	$10,647	$10,134	$19,904	$20,977

Average shares outstanding	15,656	15,908	15,722	15,903

Effect of dilutive securities:
Employee stock options	65	47	63	48

Shares for diluted earnings per share	15,721	15,955	15,785	15,951

Basic earnings per share	$0.68	$0.64	$1.27	$1.32
Diluted earnings per share	$0.68	$0.64	$1.26	$1.32

Options to purchase 113,054 and 205,418 shares of common stock at an exercise price between $33.54 and $40.88 and between $31.38 and $40.88 per share were outstanding during the second quarter of 2010 and the second quarter of 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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

The Company has determined that its pooled trust preferred should be priced using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2010.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.
The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2010:
(in thousands) June 30, 2010	Total	Level 1	Level 2	Level 3
Assets:
Obligations of states and political subdivisions	$53,676	$-	$53,676	$-
Mortgage-backed securities:
U.S. Government agencies	297,003	-	297,003	-
Private label	10,509	-	10,509	-
Trust preferred securities	64,754	-	59,138	5,616
Corporate Securities	19,616	-	19,616	-
Marketable equity securities	4,751	4,751	-	-
Investment funds	18,443	18,443	-	-
Derivative Assets	3,097	-	3,097	-
Derivative Liabilities	3,097	-	3,097	-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the six months ended June 30, 2010.
(in thousands)	Investment Securities Available for Sale

Beginning balance, January 1, 2010	$4,005
Impairment losses on investment securities	(1,718)
Included in other comprehensive income	3,329
Transfers into Level 3	-
Ending Balance, June 30, 2010	$5,616

Beginning January 1, 2010, the Company changed its policy for recording transfers into and out of the fair value hierarchy levels in response to amended U.S. GAAP. All such transfers are now assumed to be as of the end of the quarter in which the transfer occurred, whereas, previously, the Company assumed transfers into levels to occur at the beginning of a period and transfers out of levels to occur at the end of a period. During the six months ended June 30, 2010, the Company did not have any transfers between the fair value hierarchy levels.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At June 30, 2010 and 2009, the Company has $23.7 million and $12.9 million, respectively of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is determined by utilizing a market based approach based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. At June 30, 2010 and 2009, the Company has $12.7 million and $10.0 million, respectively of long-lived assets held for sale that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.  The Company wrote-down approximately $0.7 million and $0.1 million of long-lived assets held for sale to their fair value during the six months ended June 30, 2010 and 2009, respectively.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010 and 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Previously Securitized Loans.  The Company utilizes an income valuation approach through the use of an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  The Company recognized $0.2 million of accretion for the three months ended June 30, 2010 and $0.4 million of accretion for the six months ended June 30, 2010 associated with these loans.

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
The following table represents the estimates of fair value:
	Fair Value of Financial Instruments
	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$45,007	$45,007	$62,635	$62,635
Securities available-for-sale	481,692	481,692	485,767	485,767
Securities held-to-maturity	24,531	25,010	28,164	25,020
Net loans	1,814,116	1,989,435	1,773,767	1,857,566
Liabilities:
Deposits	2,175,712	2,119,278	2,163,722	2,050,830
Short-term borrowings	113,239	113,256	118,329	118,401
Long-term debt	16,915	16,934	16,959	16,986

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
ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset” (Topic 310) provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2009 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and other-than-temporary impairment on investment securities to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 36 - 40 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
As a result of this review, the Company recognized $1.9 million of credit-related net investment impairment charges during the six months ended June 30, 2010.  The charges deemed other than temporary were related to pooled bank trust preferreds with a remaining book value of $7.5 million, single issuer bank trust preferreds with a remaining book value of $82.1 million and community bank and bank holding company equity positions with remaining book value of $4.8 million at June 30, 2010.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

Financial Summary
Six Months Ended June 30, 2010 vs. 2009
The Company reported consolidated net income of $20.0 million, or $1.26 per diluted common share, for the six months ended June 30, 2010, compared to $21.1 million, or $1.32 per diluted common share, for the first six months of 2009. Return on average assets (“ROA”) was 1.51% and return on average equity (“ROE”) was 12.8% for the first six months of 2010, compared to 1.63% and 14.7%, respectively, for the first six months of 2009.
The Company’s net interest income for the first six months of 2010 remained consistent at $48.2 million compared to the first six months of 2009 (see Net Interest Income). The Company recorded a provision for loan losses of $2.9 million for the first six months of 2010 while $3.8 million was recorded for the first six months of 2009 (see Allowance and Provision for Loan Losses).  The Company recorded $1.9 million of credit-related net investment impairment losses in the first six months of 2010 as compared to $2.2 million for the first six months of 2009 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding credit-related net investment impairment losses and realized investment security gain/(losses), non-interest income decreased $1.9 million from the six months ended June 30, 2009, compared to the six months ended June 30, 2010.  Non-interest expenses for the six months ended June 30, 2010 increased $1.4 million from the six months ended June 30, 2009.

Three Months Ended June 30, 2010 vs. 2009
The Company reported consolidated net income of $10.7 million, or $0.68 per diluted common share, for the three months ended June 30, 2010, compared to $10.1 million, or $0.64 per diluted common share, for the second quarter of 2009. Return on average assets (“ROA”) was 1.60% and return on average equity (“ROE”) was 13.6% for the second quarter of 2010, compared to 1.55% and 14.1%, respectively, for the second quarter of 2009.
The Company’s net interest income for the second quarter of 2010 increased $1.2 million compared to the second quarter of 2009 (see Net Interest Income). The Company recorded a provision for loan losses of $1.8 million for the second quarter of 2010 while $2.1 million was recorded for the second quarter of 2009 (see Allowance and Provision for Loan Losses).  The Company recorded $0.3 million of credit-related net investment impairment losses in the second quarter of 2010 (see Non-Interest Income and Expense) while no such losses were recorded during the second quarter of 2009.  As further discussed under the caption Non-Interest Income and Expense, excluding credit-related net investment impairment losses and realized investment security gain/(losses), non-interest income decreased $1.1 million from the three months ended June 30, 2009, compared to the three months ended June 30, 2010.  Non-interest expenses for the three months ended June 30, 2010 decreased $0.4 million from the three months ended June 30, 2009.

Net Interest Income
Six Months Ended June 30, 2010 vs. 2009
The Company’s tax equivalent net interest income remained consistent at $48.6 million during the first six months of 2009 and the first six months of 2010.  During the first six months of 2010, the Company recognized $1.1 million of additional interest income associated with three of the six pools of previously securitized loans that had a negative carrying value due to actual recoveries that exceeded estimates and discount accretion previously recognized. As a result, the June 30, 2010 carrying value for these three pools is $0 and future cash receipts related to these three pools will be recognized as interest income as received.  Excluding this change, the Company’s tax equivalent net interest income for the first six months of 2010 declined approximately $1.0 million from the first six months of 2009.  This decline was due to a decrease in interest income associated with the gain from the sale of interest rate floors.  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the first six months of 2010, the Company recognized $2.8 million of interest income compared to $5.7 million of interest income recognized in the first six months of 2009 from the interest rate floors.  The Company’s reported net interest margin decreased from 4.29% for the six months ended June 30, 2009 to 4.18% for the six months ended June 30, 2010.

Three Months Ended June 30, 2010 vs. 2009
The Company’s tax equivalent net interest income increased $1.3 million, or 5.4%, from $23.6 million during the second quarter of 2009 to $24.9 million during second quarter of 2010.  This increase is primarily a result of $1.1 million of additional interest income recognized related to three of the six pools of previously securitized loans as previously discussed.  Excluding this change, declines in interest expense outweighed declines in interest income from the second quarter of 2009 resulting in an increase of approximately $0.2 million.  This increase was in spite of a decline due to the decrease in interest income associated with the gain from the sale of interest rate floors.  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the second quarter of 2010, the Company recognized $1.3 million of interest income compared to $2.7 million of interest income recognized in the second quarter of 2009 from the interest rate floors.  The Company’s reported net interest margin increased from 4.12% for the quarter ended June 30, 2009 to 4.22% for the quarter ended June 30, 2010.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Six months ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$594,715	$15,779	5.35%	$600,929	$17,325	5.81%
Home equity (2)	399,735	10,674	5.38	388,517	12,193	6.33
Commercial, financial, and agriculture (3)	762,440	19,928	5.27	754,168	21,186	5.66
Installment loans to individuals	49,492	1,928	7.86	48,768	2,175	8.99
Previously securitized loans	1,177	2,536	434.50	3,645	2,125	117.56
Total loans	1,807,559	50,845	5.67	1,796,027	55,004	6.18
Securities:
Taxable	482,646	10,928	4.57	448,636	11,674	5.25
Tax-exempt (4)	49,567	1,432	5.83	37,871	1,249	6.65
Total securities	532,213	12,360	4.68	486,507	12,923	5.36
Deposits in depository institutions	5,446	-	-	5,026	8	0.32
Federal funds sold	727	1	-	-	-	-
Total interest-earning assets	2,345,945	63,206	5.43	2,287,560	67,935	5.99
Cash and due from banks	54,094			52,090
Bank premises and equipment	64,302			61,800
Other assets	207,310			213,467
Less: allowance for loan losses	(19,315)			(22,395)
Total assets	$2,652,336			$2,592,522

Liabilities
Interest-bearing demand deposits	$460,658	$692	0.30%	$423,073	$909	0.43%
Savings deposits	386,680	540	0.28	367,595	969	0.53
Time deposits	995,760	12,783	2.59	1,000,562	16,679	3.36
Short-term borrowings	110,561	198	0.36	136,412	264	0.39
Long-term debt	16,934	323	3.85	19,015	485	5.14
Total interest-bearing liabilities	1,970,593	14,536	1.49	1,946,657	19,306	2.00
Noninterest-bearing demand deposits	351,806			329,563
Other liabilities	16,588			29,506
Stockholders’ equity	313,349			286,796
Total liabilities and stockholders’ equity	$2,652,336			$2,592,522
Net interest income		$48,670			$48,629
Net yield on earning assets			4.18%			4.29%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $1,368 and $2,968 from interest rate floors for the six months ended June 30, 2010 and June 30, 2009, respectively.
(3)	Interest income includes $1,453 and $2,699 from interest rate floors for the six months ended June 30, 2010 and June 30, 2009, respectively.
Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Six months ended June 30,
	2010 vs. 2009
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(361)	$(1,185)	$(1,546)
Home equity	710	(2,229)	(1,519)
Commercial, financial, and agriculture	469	(1,727)	(1,258)
Installment loans to individuals	65	(312)	(247)
Previously securitized loans	(2,901)	3,312	411
Total loans	(2,018)	(2,141)	(4,159)
Securities:
Taxable	1,785	(2,531)	(746)
Tax-exempt (1)	778	(595)	183
Total securities	2,563	(3,126)	(563)
Deposits in depository institutions	1	(9)	(8)
Federal funds sold	1	-	1
Total interest-earning assets	$547	$(5,276)	$(4,729)

Interest-bearing liabilities:
Demand deposits	$163	$(380)	$(217)
Savings deposits	101	(530)	(429)
Time deposits	(161)	(3,735)	(3,896)
Short-term borrowings	(101)	35	(66)
Long-term debt	(107)	(55)	(162)
Total interest-bearing liabilities	$(105)	$(4,665)	$(4,770)
Net Interest Income	$652	$(611)	$41

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$596,474	$7,885	5.30%	$598,122	$8,545	5.73%
Home equity (2)	401,757	5,316	5.31	390,361	6,050	6.22
Commercial, financial, and agriculture (3)	771,234	10,017	5.21	752,157	10,311	5.50
Installment loans to individuals	51,442	1,015	7.91	49,956	1,057	8.49
Previously securitized loans	915	1,757	770.20	3,426	984	115.20
Total loans	1,821,822	25,990	5.72	1,794,022	26,947	6.02
Securities:
Taxable	487,604	5,317	4.37	466,341	5,612	4.83
Tax-exempt (4)	49,501	708	5.74	38,179	621	6.52
Total securities	537,105	6,025	4.50	504,520	6,233	4.96
Deposits in depository institutions	6,110	-	-	5,224	3	0.23
Federal funds sold	1,445	1	-	-	-	-
Total interest-earning assets	2,366,482	32,016	5.43	2,303,766	33,183	5.78
Cash and due from banks	53,556			51,774
Bank premises and equipment	64,486			62,775
Other assets	206,809			215,907
Less: allowance for loan losses	(19,520)			(22,229)
Total assets	$2,671,813			$2,611,993

Liabilities
Interest-bearing demand deposits	$464,306	$342	0.30%	$429,381	$446	0.42%
Savings deposits	391,407	259	0.27	374,375	463	0.50
Time deposits	991,902	6,231	2.52	1,017,984	8,276	3.26
Short-term borrowings	110,954	99	0.36	125,436	111	0.35
Long-term debt	16,925	163	3.86	18,998	231	4.88
Total interest-bearing liabilities	1,975,494	7,094	1.44	1,966,174	9,527	1.94
Noninterest-bearing demand deposits	362,363			334,735
Other liabilities	19,792			23,680
Stockholders’ equity	314,164			287,404
Total liabilities and stockholders’ equity	$2,671,813			$2,611,993
Net interest income		$24,922			$23,656
Net yield on earning assets			4.22%			4.12%

(4)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(5)	Interest income includes $647 and $1,314 from interest rate floors for the three months ended June 30, 2010 and June 30, 2009, respectively.
(6)	Interest income includes $694 and $1,400 from interest rate floors for the three months ended June 30, 2010 and June 30, 2009, respectively.
(7)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended June 30,
	2010 vs. 2009
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(24)	$(636)	$(660)
Home equity	179	(913)	(734)
Commercial, financial, and agriculture	264	(558)	(294)
Installment loans to individuals	32	(74)	(42)
Previously securitized loans	(729)	1,502	773
Total loans	(278)	(679)	(957)
Securities:
Taxable	259	(554)	(295)
Tax-exempt (1)	186	(99)	87
Total securities	445	(653)	(208)
Deposits in depository institutions	1	(4)	(3)
Federal funds sold	1	-	1
Total interest-earning assets	$169	$(1,336)	$(1,167)

Interest-bearing liabilities:
Interest-bearing demand deposits	$37	$(141)	$(104)
Savings deposits	21	(225)	(204)
Time deposits	(214)	(1,831)	(2,045)
Short-term borrowings	(13)	1	(12)
Long-term debt	(25)	(43)	(68)
Total interest-bearing liabilities	$(194)	$(2,239)	$(2,433)
Net Interest Income	$363	$903	$1,266

(1) Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table five
Loan Portfolio
	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009

Residential real estate – mortgage	$605,026	$595,678	$596,925
Home Equity	404,789	398,752	392,751
Commercial, financial, and agriculture	778,114	752,052	747,886
Installment loans to individuals	43,859	44,239	45,550
Previously securitized loans	1,784	1,713	3,223
Total loans	$1,833,572	$1,792,434	$1,786,335

As compared to December 31, 2009, loans have increased $41.1 million (2.3%) at June 30, 2010.  Residential real estate loans increased $9.3 million or 1.6% from $595.7 million at December 31, 2009 to $605.0 million at June 30, 2010.   Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  Home equity loans increased $6.0 million or 1.5% during the first six months of 2010.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.

Commercial loans increased $26.1 million (3.5%) compared to December 31, 2009.  The majority of the Company’s commercial loans are real estate secured (72.2%), with 29.4% of the commercial mortgages occupied by the owners of the properties.
Installment loans decreased $0.4 million, or 0.9%, from $44.2 million at December 31, 2009 to $43.9 million at June 30, 2010.  The installment loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.
As of June 30, 2010, the Company reported $1.8 million of loans classified as “previously securitized loans.” These loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts (see Retained Interests and Previously Securitized Loans). As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.

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
The Company had net charge-offs of $2.0 million for the first six months of 2010 compared to net charge-offs of $5.1 million for the same period in 2009.  Net charge-offs in 2010 on commercial and residential loans were $0.8 and $1.0 million, respectively, for the six months ended June 30, 2010 as compared to $3.7 million and $0.8 million on commercial and residential loans, respectively during the six months ended June 30, 2009.  In addition, depository accounts net charge-offs were $0.3 million for the first six months of 2010. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.43% at March 31, 2010 to 1.28% at June 30, 2010.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at June 30, 2010.
The ALLL at June 30, 2010 was $19.5 million compared to $18.5 million at December 31, 2009, an increase of $1.0 million or 4.9%. Below is a summary of the changes in the components of the ALLL from December 31, 2009 to June 30, 2010.
The allowance allocated to the commercial loan portfolio (see Table Eight) increased $1.2 million, or 11.0% from $11.0 million at December 31, 2009 to $12.2 at June 30, 2010.  This increase was attributable to an additional allowance associated with impaired loans identified during 2010.
The allowance allocated to the residential real estate portfolio (see Table Eight) remained consistent at $5.5 million at December 31, 2009 and at June 30, 2010.
The allowance allocated to the consumer loan portfolio (see Table Eight) declined $0.1 million from $0.2 million at December 31, 2009 to $0.1 million at June 30, 2010.
The allowance allocated to overdraft deposit accounts (see Table Eight) decreased $0.2 million, or 12.7%, from $1.8 million at December 31, 2009 to $1.6 million at June 30, 2010.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $2.9 million in the first six months of 2010 and $3.8 million in the first six months of 2009.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2010, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table six
Analysis of the Allowance for Loan Losses
	Six months ended June 30,		Year ended December 31,
(in thousands)	2010	2009	2009

Balance at beginning of period	$18,541	$22,164	$22,164

Charge-offs:
Commercial, financial, and agricultural	(1,157)	(3,811)	(7,750)
Real estate-mortgage	(1,060)	(901)	(1,916)
Installment loans to individuals	(46)	(142)	(265)
Overdraft deposit accounts	(1,115)	(1,354)	(2,886)
Total charge-offs	(3,378)	(6,208)	(12,817)

Recoveries:
Commercial, financial, and agricultural	387	120	235
Real estate-mortgage	61	72	122
Installment loans to individuals	103	90	222
Overdraft deposit accounts	839	847	1,620
Total recoveries	1,390	1,129	2,199
Net charge-offs	(1,988)	(5,079)	(10,618)
Provision for loan losses	2,903	3,839	6,995
Balance at end of period	$19,456	$20,924	$18,541

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.22)%	(0.57)%	(0.59)%
Provision for loan losses (annualized)	0.32%	0.43%	0.39%
As a Percent of Non-Performing Loans:
Allowance for loan losses	177.78%	96.56%	132.02%

Table seven
Non-Performing Assets
	As of June 30,		As of December 31,
(in thousands)	2010	2009	2009

Non-accrual loans	$10,246	$20,956	$13,583
Accruing loans past due 90 days or more	698	680	382
Previously securitized loans past due 90 days or more	-	32	79
Total non-performing loans	10,944	21,668	14,044
Other real estate, excluding property associated with previously securitized loans	12,722	9,840	11,729
Other real estate associated with previously securitized loans	-	189	-
Total other real estate owned	12,722	10,029	11,729
Total non-performing assets	$23,666	$31,697	$25,773

The decrease in non-accrual loans is principally related to Greenbrier loans that were repossessed or charged-off during 2009.   At June 30, 2010, the Company had four loans for approximately $12.7 million that are performing in accordance with contractual terms but for which management has concerns about the borrower’s ability to continue to comply with repayment terms.  These loans have been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
The average recorded investment in impaired loans during the six months ended June 30, 2010 and 2009 was $20.4 million and $21.0 million, respectively.  The Company recognized approximately $0.1 million of interest income received in cash on non-accrual and impaired loans for the six month periods ended June 30, 2010 and June 30, 2009, respectively.  Approximately $0.1 million of interest income would have been recognized during the six month periods ended June 30, 2010 and June 30, 2009, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2010 and December 31, 2009.  The Company recognized interest income of $0.1 million using the accrual method of income recognition during the time period the loans were impaired for the six month periods ended June 30, 2010 and June 30, 2009, respectively.
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
Information pertaining to impaired loans is included in the following table:
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Impaired loans with a valuation allowance	$17,255	$12,125	$21,636
Impaired loans with no valuation allowance	6,381	7,360	32
Total impaired loans	$23,636	$19,485	$21,668
Allowance for loan losses allocated to impaired loans	$2,722	$1,826	$5,756

Table eight
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(in thousands)	2010	2009	2009

Commercial, financial and agricultural	$12,239	$14,174	$11,030
Real estate-mortgage	5,527	4,794	5,515
Installment loans to individuals	114	197	191
Overdraft deposit accounts	1,576	1,759	1,805
Allowance for Loan Losses	$19,456	$20,924	$18,541

Previously Securitized Loans
As of June 30, 2010, the Company reported a carrying value of previously securitized loans of $1.8 million, while the actual outstanding contractual balance of these loans was $13.7 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries.  Previously management did believe that the trend of net recoveries could be sustained indefinitely.  However, the trend of net recoveries has continued.
During the first six months of 2010 and 2009, the Company recognized $2.5 million and $2.1 million, respectively, of interest income on its previously securitized loans.  During the second quarter of 2010, the Company recognized $1.1 million of additional interest income related to three of the six pools of previously securitized loans that had a negative carrying value due to actual recoveries that exceeded estimates and discount accretion previously recognized.  As a result, the June 30, 2010 carrying value for these three pools is $0 and future cash receipts related to these three pools will be recognized in interest income as received.  Cash receipts for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:
	Three months ended June 30,		Six months ended June 30,
(in thousands	2010	2009	2010	2009

Principal receipts	$695	$951	$1,556	$1,919
Interest income receipts	461	545	950	1,132
Total cash receipts	$1,156	$1,496	$2,506	$3,051

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:

As of:	Estimated Balance:

December 31, 2010	$1.6 million
December 31, 2011	1.4 million
December 31, 2012	1.2 million
December 31, 2013	1.0 million

Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2010 vs. 2009
Non-Interest Income: During the first six months of 2010, the Company recorded $1.9 million of credit-related net investment impairment losses.  The charges deemed to be other than temporary were related to pooled bank trust preferreds ($1.0 million credit-related net impairment losses) with a remaining book value of $7.5 million at June 30, 2010, single issuer bank trust preferreds ($0.6 million credit-related net impairment losses) with a remaining book value of $82.1 million at June 30, 2010 and community bank and bank holding company equity positions ($0.3 million credit-related net impairment losses) with remaining book value of $4.8 million at June 30, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities  and single issuer bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $1.0 million and $0.6 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the six months ended June 30, 2010.  The credit-related net impairment charges of $0.3 million related to the Company’s equity position in First United Corporation of Oakland, Maryland.  The Company determined that an other-than-temporary impairment existed due to the current financial performance of the company and the length of time and extent to which the market value has been below the Company’s cost basis in this equity security.
Exclusive of net other-than-temporary investment impairment losses and realized investment security gains/(losses), non-interest income decreased $1.8 million to $27.3 million in the first six months of 2010 as compared to $29.1 million in the first six months of 2009.  Service charges from depository accounts decreased $1.0 million, or 4.7%, to $20.7 million in the first six months of 2010.  This decline is attributable to a general decline in consumer spending reflective of current economic conditions and changes that the Company began implementing to comply with new federal rules under the Electronic Funds Transfer Act, also known as Regulation E.  The new Federal Reserve Board rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  The regulation was effective July 1, 2010 for new customers and August 15, 2010 for existing accounts. During the second quarter of 2010, the Company integrated new software that now captures debit card and ATM transactions in “real time.”  The Company has been communicating with customers via mail, website, and in-store communication in order to receive decisions from our customers on whether they want to “opt-in” as required by Regulation E.  At this time, the Company anticipates that compliance with the new rules will reduce revenues from deposit-related service charges by approximately 12% to 15%.  Additionally, insurance commission revenues decreased $0.6 million, or 18.9%, from $3.3 million during the first six months of 2009 to $2.6 million during the first six months of 2010 due to decreased contingency payments.

Non-Interest Expense: Non-interest expenses increased $1.4 million from $39.1 million in the first six months of 2009 to $40.5 million in the first six months of 2010.  Repossessed asset losses increased $0.8 million primarily due to the write down of a foreclosed property located in the eastern panhandle of West Virginia.  This write down was due to the results of an updated appraisal obtained on this property.  The Company continually reevaluates the recorded value of properties that it has repossessed by obtaining updated appraisals on at least an annual basis.  As a result of this write down, this foreclosed property is now valued at approximately one-half of its original cost.  In addition, insurance and regulatory expense increased $0.4 million, or 22.2% from the quarter ended June 30, 2009 primarily as a result of the Company fully utilizing its FDIC credits and increases in the assessment rates during 2009, which increased the Company’s FDIC insurance expense from $0.2 for the six months ended June 30, 2009 to $1.8 million for the six months ended June 30, 2010.  These decreases were partially offset by a special assessment by the FDIC during the second quarter of 2009 of $1.2 million.
Income Tax Expense: The Company’s effective income tax rate for the first six months of 2010 was 33.6% compared to 32.5% for the year ended December 31, 2009, and 34.0% for the six months ended June 30, 2009.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2010.

Three Months Ended June 30, 2010 vs. 2009
Non-Interest Income: Exclusive of net other-than-temporary investment impairment losses and realized investment security gains/(losses), non-interest income decreased $1.1 million to $13.5 million in the second quarter of 2010 from $14.6 million in the second quarter of 2009.  Service charges from depository accounts decreased $0.8 million, or 7.2%, to $10.4 million in the second quarter of 2010.  This decline is attributable to the previously mentioned decline in consumer spending reflective of current economic conditions and changes the Company began implementing to comply with new federal rules under Electronic Funds Transfer Act.  Additionally, insurance commission revenues decreased $0.1 million or 6.1%, from $1.3 million during the second quarter of 2009 to $1.2 million during the second quarter of 2010.
Non-Interest Expense: Non-interest expenses decreased $0.3 million from $20.3 million in the second quarter of 2009 to $20.0 million in the second quarter of 2010.  Insurance and regulatory expense decreased $0.4 million, or 24.0% from the quarter ended June 30, 2009 primarily due to the impact of the special assessment levied by the FDIC during the second quarter of 2009 of $1.2 million.  In addition, bankcard expenses declined $0.2 million from the quarter ended June 30, 2009.  These increases were partially offset by higher advertising expenses of $0.3 million or 33.9%, as part of the Company’s efforts to communicate with its customers about their options concerning Regulation E.
Income Tax Expense: The Company’s effective income tax rate for the second quarter of 2010 was 33.7% compared to 33.4% for the quarter ended June 30, 2009.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2010.

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
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors are being recognized over the remaining lives of the various hedged loans.  At June 30, 2010, the unrecognized gain was approximately $2.8 million.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2010:
+300	3.25%	+11.1%	+16.4%
+200	2.25	+6.7	+10.8
+100	1.25	+1.5	+5.1

December 31, 2009:
+300	3.25%	+9.3%	+16.3%
+200	2.25	+5.8	+11.6
+100	1.25	+1.5	+5.7

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

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.2 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2010.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of June 30, 2010, the Parent Company reported a cash balance of $1.0 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2010, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2010, City National has the capacity to borrow an additional $350 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (95.2%, or $481.7 million at June 30, 2010) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 68.7% as of June 30, 2010 and deposit balances fund 82.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $506.2 million at June 30, 2010, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $152.1 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 45.0% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $27.7 million of cash from operating activities during the first six months of 2010, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $31.7 million of cash in investing activities during the first six months of 2010 primarily for the purchase of money market and mutual fund securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company used $13.6 million of cash in financing activities during the first six months of 2010, primarily for cash dividends paid to the Company’s common stockholders of $10.8, the purchase of treasury stock of $9.7 million and repayments of short-term borrowings of $5.1 million which was partially offset by principally as a result of increasing its interest and noninterest bearing deposits by $12.1 million.

Capital Resources
During the first six months of 2010, Shareholders’ Equity increased $3.7 million, or 1.2%, from $307.7 million at December 31, 2009 to $311.4 million at June 30, 2010.  This increase was primarily due to reported net income of $20.0 million and unrealized gains on available-for-sale securities of $5.2 million.    These increases were partially offset by dividends declared during the year of $10.7 million, common stock purchases of $9.7 million, and unrealized losses on interest rate floors of $1.7 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 297,015 shares were repurchased during the first six months of 2010 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of June 30, 2010, the Company may repurchase an additional 675,385 shares from time to time depending on market conditions under the authorization.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2010	2009
City Holding:
Total	8.0%	10.0%	14.5%	14.6%
Tier I Risk-based	4.0	6.0	13.5	13.6
Tier I Leverage	4.0	5.0	10.1	10.2
City National:
Total	8.0%	10.0%	13.1%	12.3%
Tier I Risk-based	4.0	6.0	12.1	11.3
Tier I Leverage	4.0	5.0	9.1	8.4

Item 3 – Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2010	15,000	34,75	15,000	873,385

May 1 – May 31, 2010	173,000	33.43	173,000	700,385

June 1 – June 30, 2010	25,000	32.01	25,000	675,385

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

Date: August 6, 2010