Form 10-Q
period 2010-09-30
CITY HOLDING CO
filed 2010-11-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 2010
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

Common stock, $2.50 Par Value – 15,498,219 shares as of November 8, 2010.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may not continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on these assets; (5)  the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (14) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (15) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	September 30	December 31
	2010	2009
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$44,746	$59,116
Interest-bearing deposits in depository institutions	3,924	3,519
Federal funds sold	34,100	-
Cash and Cash Equivalents	82,770	62,635

Investment securities available for sale, at fair value	427,190	485,767
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2010 and December 31, 2009 - $24,726 and $25,010, respectively)	24,381	28,164
Total Investment Securities	451,571	513,931

Gross loans	1,825,838	1,792,434
Allowance for loan losses	(18,364)	(18,541)
Net Loans	1,807,474	1,773,893

Bank owned life insurance	75,479	73,388
Premises and equipment	64,991	64,193
Accrued interest receivable	8,298	7,969
Net deferred tax asset	25,774	29,480
Intangible assets	56,682	57,010
Other assets	54,094	40,121
Total Assets	$2,627,133	$2,622,620
Liabilities
Deposits:
Noninterest-bearing	$317,221	$328,440
Interest-bearing:
Demand deposits	478,947	457,293
Savings deposits	389,497	379,893
Time deposits	973,085	998,096
Total Deposits	2,158,750	2,163,722

Short-term borrowings	110,634	118,329
Long-term debt	16,892	16,959
Other liabilities	26,016	14,708
Total Liabilities	2,312,292	2,313,718

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2010 and December 31, 2009, less 3,001,063 and 2,616,161 shares in treasury, respectively	46,249	46,249
Capital surplus	102,867	102,917
Retained earnings	266,266	253,167
Cost of common stock in treasury	(103,039)	(90,877)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	5,449	(1,880)
Unrealized gain on derivative instruments	786	3,063
Underfunded pension liability	(3,737)	(3,737)
Total Accumulated Other Comprehensive Income (Loss)	2,498	(2,554)
Total Shareholders’ Equity	314,841	308,902
Total Liabilities and Shareholders’ Equity	$2,627,133	$2,622,620

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Interest Income
Interest and fees on loans	$24,487	$26,392	$75,332	$81,396
Interest on investment securities:
Taxable	5,019	5,820	15,947	17,494
Tax-exempt	452	437	1,383	1,249
Interest on deposits in depository institutions	-	2	-	10
Interest on federal funds sold	12	-	13	-
Total Interest Income	29,970	32,651	92,675	100,149

Interest Expense
Interest on deposits	6,551	8,673	20,566	27,230
Interest on short-term borrowings	86	131	284	395
Interest on long-term debt	173	191	496	676
Total Interest Expense	6,810	8,995	21,346	28,301
Net Interest Income	23,160	23,656	71,329	71,848
Provision for loan losses	1,847	1,681	4,750	5,519
Net Interest Income After Provision for Loan Losses	21,313	21,975	66,579	66,329

Non-interest Income
Total investment securities impairment losses	(3,028)	(2,306)	(7,468)	(4,463)
Noncredit impairment losses recognized in other comprehensive income	127	-	2,623	-
Net investment securities impairment losses	(2,901)	(2,306)	(4,845)	(4,463)
Gain (loss) on sale of investment securities	1,335	(14)	1,397	(264)
Service charges	9,702	11,689	30,378	33,385
Insurance commissions	1,346	1,208	3,987	4,466
Trust and investment management fee income	618	590	2,047	1,794
Bank owned life insurance	1,104	794	2,645	2,518
Other income	439	379	1,424	1,624
Total Non-interest Income	11,643	12,340	37,033	39,060

Non-interest Expense
Salaries and employee benefits	9,817	9,623	29,311	29,003
Occupancy and equipment	1,917	1,953	5,836	5,742
Depreciation	1,145	1,171	3,537	3,566
Professional fees	414	216	1,175	1,066
Postage, delivery, and statement mailings	599	611	1,823	2,027
Advertising	891	883	3,045	2,673
Telecommunications	413	476	1,304	1,410
Bankcard expenses	481	695	1,405	2,029
Insurance and regulatory	1,244	411	3,631	2,365
Office supplies	497	520	1,474	1,521
Repossessed asset losses, net of expenses	234	136	1,258	351
Other expenses	2,152	2,101	6,521	6,175
Total Non-interest Expense	19,804	18,796	60,320	57,928
Income Before Income Taxes	13,152	15,519	43,292	47,461
Income tax expense	4,129	5,022	14,241	15,894
Net Income Available to Common Shareholders	$9,023	$10,497	$29,051	$31,567

Distributed earnings allocated to common shareholders	$5,237	$5,380	$15,711	$16,139
Undistributed earnings allocated to common shareholders	3,733	5,116	13,164	15,403
Net earnings allocated to common shareholders	$8,970	$10,496	$28,875	$31,542
Average common shares outstanding	15,496	15,893	15,646	15,889
Effect of dilutive securities:
Employee stock options	56	59	64	55
Shares for diluted earnings per share	15,552	15,952	15,710	15,944
Basic earnings per common share	$0.58	$0.66	$1.85	$1.99
Diluted earnings per common share	$0.58	$0.66	$1.84	$1.98
Dividends declared per common share	$0.34	$0.34	$1.02	$1.02

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2010 and 2009
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2008	$46,249	$104,062	$230,613	$(88,729)	$(6,732)	$285,463
Comprehensive income:
Net income			31,567			31,567
Other comprehensive gain, net of deferred income taxes of $11,421:
Unrealized gains on available-for-sale securities of $19,636, net of taxes					11,909	11,909
Net unrealized loss on interest rate floors of $8,214, net of taxes					(4,982)	(4,982)
Total comprehensive income						38,494
Cash dividends declared ($1.02 per share)			(16,251)			(16,251)
Issuance of stock awards, net		(1,245)		1,699		454
Exercise of 1,050 stock options		(5)		30		25
Purchase of 105,686 treasury shares				(3,045)		(3,045)
Balances at September 30, 2009	$46,249	$102,812	$245,929	$(90,045)	$195	$305,140

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2009	$46,249	$102,917	$253,167	$(90,877)	$(2,554)	$308,902
Comprehensive income:
Net income			29,051			29,051
Other comprehensive gain, net of deferred income taxes of $8,201:
Unrealized gain on available-for-sale securities of $11,897, net of taxes					7,329	7,329
Net unrealized loss on interest rate floors of $3,696, net of taxes					(2,277)	(2,277)
Total comprehensive income						34,103
Cash dividends declared ($1.02 per share)			(15,952)			(15,952)
Issuance of stock awards, net		(38)		682		644
Exercise of 1,700 stock options		(12)		58		46
Purchase of 408,151 treasury shares				(12,902)		(12,902)
Balances at September 30, 2010	$46,249	$102,867	$266,266	$(103,039)	$2,498	$314,841

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Nine Months Ended September 30
	2010	2009

Operating Activities
Net income	$29,051	$31,567
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	674	29
Provision for loan losses	4,750	5,519
Depreciation of premises and equipment	3,537	3,566
Deferred income tax (benefit) expense	(877)	3,190
Accretion of gain from sale of interest rate floors	(2,277)	(4,982)
Net periodic employee benefit cost	174	150
Loss on disposal of premises and equipment	-	75
Realized investment securities losses	4,845	4,727
Increase in value of bank-owned life insurance	(2,645)	(2,517)
Proceeds from bank-owned life insurance	657	290
(Decrease) increase in accrued interest receivable	(329)	449
(Decrease) increase in other assets	(14,076)	1,276
Increase (decrease) in other liabilities	11,909	(27,338)
Net Cash Provided by Operating Activities	35,393	16,001

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	3,217	335
Proceeds from sale of money market and mutual fund securities available-for-sale	677,250	557,953
Purchases of money market and mutual fund securities available-for-sale	(661,949)	(574,687)
Proceeds from sales of securities available-for-sale	10,849	803
Proceeds from maturities and calls of securities available-for-sale	84,789	77,183
Purchases of securities available-for-sale	(45,494)	(94,652)
Net (increase) decrease in loans	(37,912)	8,216
Purchases of premises and equipment	(4,335)	(6,868)
Net Cash Provided by (Used in) Investing Activities	26,415	(31,717)

Financing Activities
Net (decrease) increase in noninterest-bearing deposits	(11,219)	4,591
Net increase in interest-bearing deposits	6,247	81,316
Net decrease in short-term borrowings	(7,695)	(65,462)
Repayment of long-term debt	(67)	(64)
Purchases of treasury stock	(12,902)	(3,045)
Proceeds from exercise of stock options	46	25
Dividends paid	(16,083)	(16,264)
Net Cash (Used in) Provided by Financing Activities	(41,673)	1,097
Increase (Decrease) in Cash and Cash Equivalents	20,135	(14,619)
Cash and cash equivalents at beginning of period	62,635	59,629
Cash and Cash Equivalents at End of Period	$82,770	$45,010

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2010. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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
Certain amounts in the financial statements have been reclassified. Such reclassifications had no impact on net income for any period presented and increased shareholders’ equity by $1.2 million with a corresponding decrease to other liabilities by the same amount at December 31, 2009.

Note B –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2010				December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$52,070	$1,217	$(150)	$53,137	$52,474	$712	$(451)	$52,735
Mortgage-backed securities:
US government agencies	260,468	11,483	-	271,951	293,662	9,241	(109)	302,794
Private label	9,379	153	(63)	9,469	12,414	-	(426)	11,988
Trust preferred securities	58,546	1,350	(2,389)	57,507	70,048	521	(6,832)	63,737
Corporate securities	16,210	86	(780)	15,516	20,771	23	(1,306)	19,488
Total Debt Securities	396,673	14,289	(3,382)	407,580	449,369	10,497	(9,124)	450,742
Marketable equity securities	6,358	-	(1,305)	5,053	8,603	-	(3,509)	5,094
Non-marketable equity securities	12,899	-	-	12,899	13,023	-	-	13,023
Investment funds	1,630	28	-	1,658	16,930	-	(22)	16,908
Total Securities Available-for-Sale	$417,560	$14,317	$(4,687)	$427,190	$487,925	$10,497	$(12,655)	$485,767

Securities held-to-maturity
Obligations of states and political subdivisions	$437	$4	$-	$441	$1,642	$15	$-	$1,657
Trust preferred securities	23,944	995	(654)	24,285	26,522	-	(3,159)	23,363
Total Securities Held-to-Maturity	$24,381	$999	$(654)	$24,726	$28,164	$15	$(3,159)	$25,020

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2010 and December 31, 2009.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$1,340	$25	$2,228	$125	$3,568	$150
Mortgage-backed securities:
US Government agencies	-	-	-	-	-	-
Private-label	-	-	5,776	63	5,776	63
Trust preferred securities	1,492	21	10,563	2,368	12,055	2,389
Corporate securities	-	-	3,588	780	3,588	780
Marketable equity securities	1,549	7	3,462	1,298	5,011	1,305
Investment funds	-	-	-	-	-	-
Total	$4,381	$53	$25,617	$4,634	$29,998	$4,687

Securities held-to-maturity:
Trust preferred securities	$993	$1	$8,330	$653	$9,323	$654

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$8,081	$216	$3,444	$235	$11,525	$451
Mortgage-backed securities:
US Government agencies	29,532	109	-	-	29,532	109
Private-label	4,877	16	7,538	410	12,415	426
Trust preferred securities	478	46	38,179	6,786	38,657	6,832
Corporate securities	-	-	5,101	1,306	5,101	1,306
Marketable equity securities	2,098	1,942	2,953	1,567	5,051	3,509
Investment funds	-	-	1,478	22	1,478	22
Total	$45,066	$2,329	$58,693	$10,326	$103,759	$12,655

Securities held-to-maturity:
Trust preferred securities	$-	$-	$12,829	$3,159	$12,829	$3,159

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies:  Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.
During the first nine months of 2010, the Company recorded $4.8 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferreds ($1.7 million credit-related net impairment losses) with a remaining book value of $6.5 million at September 30, 2010, single issuer bank trust preferreds ($0.6 million credit-related net impairment losses) with a remaining book value of $75.4 million at September 30, 2010, and community bank and bank holding company equity positions ($2.5 million credit-related net impairment losses ) with remaining book value of $5.1 million at September 30, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities and single issuer bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $1.7 million and $0.6 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the nine months ended September 30, 2010.  The credit-related net impairment charges of $2.5 million related to the Company’s equity position in First United Corporation of Oakland, Maryland.  The Company determined that this security was other-than-temporarily impaired due to First United Corporation’s poor performance and the length of time and extent to which the market value of this security has been below the Company’s cost basis.

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
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2010, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of September 30, 2010, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At September 30, 2010, the book value of the Company’s five pooled trust preferred securities totaled $6.5 million with an estimated fair value of $7.3 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB ASC 320, Investments-Debt and Equity Securities and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with FASB ASC 320, Investments-Debt and Equity securities.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
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
Based upon the analysis performed by management as of September 30, 2010, the Company recognized $0.7 million of credit-related OTTI charged during the three months ended September 30, 2010.  Total credit-related OTTI recognized during the nine months ended September 30, 2010 was $1.7 million.

The following table presents a progression of the credit loss component of OTTI on debt securities recognized in earnings during the nine months ended September 30, 2010.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  As noted above, the credit component of OTTI recognized in earnings during the nine months ended September 30, 2010 is presented in two parts based upon whether the credit impairment in the current period is the first time the debt security was credit impaired (initial credit impairment) or if there is additional credit impairment on a debt security that was credit impaired in previous periods.  The credit loss component would be reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired securities.  Additionally, the credit loss component would be reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.
(in thousands)	For the period ended September 30, 2010

Balance at January 1, 2010	$18,694
Additions:
Initial credit impairment	-
Additional credit impairment	2,358
Balance at September 30, 2010	$21,052

The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(in thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$6,353	$6,421
Due after one year through five years	54,239	54,824
Due after five years through ten years	82,347	86,009
Due after ten years	253,734	260,326
	$396,673	$407,580

Securities Held-to-Maturity
Due in one year or less	$130	$131
Due after one year through five years	307	310
Due after five years through ten years	-	-
Due after ten years	23,944	24,285
	$24,381	$24,726

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Gross realized gains	$1,335	$65	$1,397	$147
Gross realized losses	-	(79)	-	(411)
Gain (loss) on sale of investment securities	$1,335	$(14)	$1,397	$(264)

The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $206.5 million and $204.2 million at September 30, 2010 and December 31, 2009, respectively.

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of September 30, 2010:

(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/ defaults (as a % of original dollar)	Expected deferrals/ defaults (as a % of remaining of performing collateral) (2)	Excess Subordination as a Percentage of Current Performing Collateral (3)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(4)	Pooled	Mezz	$1,124	$529	$407	$(122)	Caa1	21	31.0%	11.7%	-
P2	(5)	Pooled	Mezz	3,607	1,197	1,392	195	Ca	26	20.7%	23.8%	27.9%
P3	(6)	Pooled	Mezz	2,962	1,545	1,379	(166)	Caa3	27	21.7%	28.1%	-
P4	(7)	Pooled	Mezz	4,060	1,205	774	(431)	Ca	14	25.3%	-	2.8%
P5	(8)	Pooled	Mezz	4,912	826	695	(131)	Ca	23	34.6%	23.7%	24.3%

		Held to Maturity:
P6	(9)	Pooled	Mezz	2,175	1,028	815	(213)	Caa1	26	22.8%	23.8%	-
P7	(10)	Pooled	Mezz	4,790	1,581	1,849	268	Ca	27	20.7%	24.7%	37.1%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,045	1,045	-	Ba2	1	-	-
S2	(11)	Single		1,700	944	375	(569)	NR	1	-	-
S3	(12)	Single		261	235	108	(127)	NR	1	-	-
S4		Single		4,691	4,696	5,168	472	Ba2	1	-	-
S5		Single		1,046	1,030	1,025	(5)	NR	1	-	-
S6		Single		1,000	1,000	979	(21)	Caa1	1	-	-
											-

		Held to Maturity:
S7		Single		4,000	4,000	4,000	-	NR	1	-	-
S8		Single		3,360	3,127	2,640	(487)	NR	1	-	-
S9		Single		3,564	3,541	3,413	(128)	NR	1	-	-

	(1)
The differences noted consist of unrealized losses recorded at September 30, 2010 and noncredit other-than-temporary impairments recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

	(4)
Other-than-temporary impairment losses of $350,000 were recognized during nine months ended September 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(5)	No other-than-temporary impairment losses were incurred during the nine months ended September 30, 2010 and the year ended December 31, 2009.
	(6)	Other-than-temporary impairment losses of $72,000 and $1,379,000 were recognized during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.
	(7)	Other-than-temporary impairment losses of $619,000 and $1,674,000 were recognized during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively
	(8)
Other-than-temporary impairment losses of $1,750,000 were recognized during the year ended December 31, 2009. No other-than-temporary impairment losses were incurred during the nine months ended September 30, 2010.

	(9)
Other-than-temporary impairment losses of $664,000 were recognized during the nine months ended September 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(10)	No other-than-temporary impairment losses were incurred during the nine months ended September 30, 2010 and the year ended December 31, 2009.
	(11)
Other-than-temporary impairment losses of $638,000 were recognized during the nine months ended September 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

	(12)
Other-than-temporary impairment losses of $15,000 were recognized during the nine months ended September 30, 2010. No other-than-temporary impairment losses were incurred during the year ended December 31, 2009.

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

	As of and for the Nine Months Ended		As of and for the Year Ended
	September 30,		December 31,
( in thousands)	2010	2009	2009

Previously Securitized Loans:
Total principal amount of loans outstanding	$12,863	$16,510	$15,119
Discount	(11,595)	(13,930)	(13,406)
Net book value	$1,268	$2,580	$1,713

Principal amount of loans between 30 and 89 days past due	$484	$1,042	$1,023
Principal amount of loans 90 days and above past due	34	12	79
Net credit recoveries during the period	150	418	225

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectability of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three and nine months ended September 30, 2010 and 2009, or for the year ending December 31, 2009.
As of September 30, 2010, the Company reported a book value of previously securitized loans of $1.3 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2010 was $12.9 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended September 30, 2010 and 2009, the Company recognized $0.8 million and $0.9 million, respectively, of interest income from its previously securitized loans.  During the first nine months of 2010 and 2009, the Company recognized $3.3 million and $3.1 million, respectively, of interest income from its previously securitized loans.  During the second quarter of 2010, the Company recognized $1.1 million of additional interest income related to three of the six pools of previously securitized loans that had a negative carrying value due to actual recoveries that exceed estimates and discount accretion previously recognized.  As a result, the September 30, 2010 carrying value for these three pools is $0 and future cash receipts related to these three pools will be recognized in interest income as received.

Note D – Short-term borrowings
The components of short-term borrowings are summarized below:

( in thousands)	September 30, 2010	December 31, 2009

Security repurchase agreements	$109,634	$116,329
Short-term advances	1,000	2,000
Total short-term borrowings	$110,634	$118,329

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note E – Long-Term Debt

The components of long-term debt are summarized below:

(dollars in thousands)	Maturity	September 30, 2010	Weighted Average Interest Rate

FHLB Advances	2011	$397	4.39%
Junior subordinated debentures owed to City Holding Capital Trust III	2038 (a)	16,495	3.79%
Total long-term debt		$16,892

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

Note F – Employee Benefit Plans
The Company accounts for share-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation.”  A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30:
	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	280,605	$33.56	270,455	$33.96
Granted	15,500	32.09	17,500	27.98
Exercised	(1,700)	27.11	(1,050)	24.48
Forfeited	(750)	33.54	(6,000)	37.90
Outstanding at September 30	293,655	$33.52	280,905	$33.54

Additional information regarding stock options outstanding and exercisable at September 30, 2010, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,100	$13.30	16	$19	1,100	$13.30	16	$19
$26.62 - $33.90	200,055	31.30	61	139	148,555	31.73	46	86
$35.36 - $40.88	92,500	38.56	73	-	35,000	36.84	63	-
	293,655			$158	184,655			$105

Proceeds from stock option exercises were less than $0.1 million during the nine months ended September 30, 2010 and 2009, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2010 and September 30, 2009 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million during the nine months ended September 30, 2010 and 2009, respectively.
Stock-based compensation expense totaled $0.2 million for both the nine months ended September 30, 2010 and September 30, 2009.  Unrecognized stock-based compensation expense related to stock options totaled $0.6 million at September 30, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.6 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the nine months ended September 30:

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.2 million at September 30, 2010. At September 30, 2010, this unrecognized expense is expected to be recognized over 6.1 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the nine months ended September 30:
	2010		2009
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	88,109		36,175
Granted	13,450	$32.17	59,100	$30.67
Forfeited/Vested	(5,799)		(7,166)
Outstanding at September 30	95,760		88,109

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.5 million for the nine month periods ended September 30, 2010 and September 30, 2009.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $0.1 million to the Defined Benefit Plan during the nine months ended September 30, 2010 while contributions of $0.9 million were made during the nine months ended September 30, 2009.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Components of net periodic cost:
Interest cost	$169	$169	507	$507
Expected return on plan assets	(203)	(199)	(609)	(597)
Net amortization and deferral	92	80	276	240
Net Periodic Pension Cost	$58	$50	174	$150

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

( in thousands)	September 30, 2010	December 31, 2009

Commitments to extend credit:
Home equity lines	$140,799	$132,757
Commercial real estate	31,304	33,191
Other commitments	165,144	177,759
Standby letters of credit	20,045	18,092
Commercial letters of credit	25	30

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note H – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Nine months ended September 30,
(in thousands)	2010	2009

Net income	$29,051	$31,567

Unrealized security gains arising during the period	18,409	10,739
Reclassification adjustment for (gains) losses included in income	(6,512)	8,897
	11,897	19,636

Unrealized loss on interest rate floors	(3,696)	(8,214)
Other comprehensive income before income taxes	37,252	42,989
Tax effect	(3,149)	(4,495)
Total comprehensive income	$34,103	$38,494

Note I – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Distributed earnings allocated to common stock	$5,237	$5,380	$15,711	$16,139
Undistributed earnings allocated to common stock	3,733	5,116	13,164	15,403
Net earnings allocated to common shareholders	$8,970	$10,496	$28,875	$31,542

Average shares outstanding	15,496	15,893	15,646	15,889

Effect of dilutive securities:
Employee stock options	56	59	64	55

Shares for diluted earnings per share	15,552	15,952	15,710	15,944

Basic earnings per share	$0.58	$0.66	$1.85	$1.99
Diluted earnings per share	$0.58	$0.66	$1.84	$1.98

Options to purchase 248,418 and 199,418 shares of common stock at an exercise price between $29.02 and $40.88 and between $31.32 and $40.88 per share were outstanding during the third quarter of 2010 and the third quarter of 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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

The Company has determined that its pooled trust preferred should be priced using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at September 30, 2010.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.
The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2010:
(in thousands) September 30, 2010	Total	Level 1	Level 2	Level 3
Assets:
Obligations of states and political subdivisions	$53,137	$-	$53,137	$-
Mortgage-backed securities:
U.S. Government agencies	271,951	-	271,951	-
Private label	9,469	-	9,469	-
Trust preferred securities	57,507	-	52,377	5,130
Corporate Securities	15,516	-	15,516	-
Marketable equity securities	5,053	5,053	-	-
Investment funds	1,658	1,658	-	-
Derivative Assets	4,761	-	4,761	-
Derivative Liabilities	4,761	-	4,761	-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis for Level 3 assets for the nine months ended September 30, 2010.
(in thousands)	Investment Securities Available for Sale

Beginning balance, January 1, 2010	$4,005
Impairment losses on investment securities	(4,181)
Included in other comprehensive income	5,306
Transfers into Level 3	-
Ending Balance, September 30, 2010	$5,130

Beginning January 1, 2010, the Company changed its policy for recording transfers into and out of the fair value hierarchy levels in response to amended U.S. GAAP. All such transfers are now assumed to be as of the end of the quarter in which the transfer occurred, whereas, previously, the Company assumed transfers into levels to occur at the beginning of a period and transfers out of levels to occur at the end of a period. During the nine months ended September 30, 2010, the Company did not have any transfers between the fair value hierarchy levels.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At September 30, 2010 and 2009, the Company has $21.1 million and $22.1 million, respectively of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is determined by utilizing a market based approach based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. At September 30, 2010 and 2009, the Company has $12.6 million and $12.3 million, respectively of long-lived assets held for sale that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.  The Company wrote-down approximately $0.9 million and $0.1 million of long-lived assets held for sale to their fair value during the nine months ended September 30, 2010 and 2009, respectively.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010 and 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  The Company recorded $0.8 million in fair value losses on impaired loans during the nine months ended September 30, 2010 based on the estimated fair value of the underlying collateral.  This amount is included in the provision for loans losses on the consolidated statements of income.
Previously Securitized Loans.  The Company utilizes an income valuation approach through the use of an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  The Company recognized $0.2 million of accretion for the three months ended September 30, 2010 and $0.6 million of accretion for the nine months ended September 30, 2010 associated with these loans.  No impairment losses were recorded during 2010 or 2009 on the previously securitized loans related to the change in fair value.

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
The following table represents the estimates of fair value:
	Fair Value of Financial Instruments
	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$82,770	$82,770	$62,635	$62,635
Securities available-for-sale	427,190	427,190	485,767	485,767
Securities held-to-maturity	24,381	24,726	28,164	25,020
Net loans	1,807,474	1,968,672	1,773,893	1,857,566
Liabilities:
Deposits	2,158,750	2,123,344	2,163,722	2,050,830
Short-term borrowings	110,634	110,637	118,329	118,401
Long-term debt	16,892	16,909	16,959	16,986

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
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” requires new disclosures related to fair value measurements including 1) significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, and 2) activity in Level 3 of the fair value hierarchy including separate gross presentation of purchase, sales, issuances and settlements.  ASU 2010-06 also clarifies that 1) disclosures should be presented for each class of assets and liabilities (rather than major category) and 2) disclosures should include the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements included in Level 2 or Level 3 of the fair value hierarchy.  The disclosure for gross presentation of transactions in Level 3 will be effective January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.  The remaining disclosures and clarifications became effective for the Company on January 1, 2010.  See Note J – Fair Value Measurements.
ASU No. 2010-09, “Subsequent Events (Topic 855)” clarified that an entity which is an SEC filer should evaluate subsequent events through the date that financial statements are issued, and an entity which is not an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASC 2010-09 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.
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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Legislation Impacting the Financial Services Industry

    On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;
•	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s tier 1 capital;
•
Requires the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Requires financial holding companies, such as City, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their domiciled state.

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Requires large, publicly traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for the oversight of enterprise risk management;
•
Provides for new disclosure and other requirements relating to executive compensation and corporate governance.  These disclosures and requirements apply to all public companies, not just financial institutions;

•
Permanently increases the $250 thousand limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals the federal prohibitions on the payment of interest on demand deposits;
•
Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increases the authority of the Federal Reserve to examine City and its non-bank subsidiaries.

Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on City’s business, results of operations and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and City National Bank could require the Company and City National Bank to seek other sources of capital in the future.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2009.
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
As a result of this review, the Company recognized $4.8 million of credit-related net investment impairment charges during the nine months ended September 30, 2010.  The charges deemed other than temporary were related to pooled bank trust preferreds with a remaining book value of $6.5 million, single issuer bank trust preferreds with a remaining book value of $75.4 million and community bank and bank holding company equity positions with remaining book value of $5.1 million at September 30, 2010.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Nine Months Ended September 30, 2010 vs. 2009
The Company reported consolidated net income of $29.1 million, or $1.84 per diluted common share, for the nine months ended September 30, 2010, compared to $31.6 million, or $1.98 per diluted common share, for the first nine months of 2009. Return on average assets (“ROA”) was 1.46% and return on average equity (“ROE”) was 12.3% for the first nine months of 2010, compared to 1.62% and 14.5%, respectively, for the first nine months of 2009.

The Company’s net interest income for the first nine months of 2010 decreased $0.5 million compared to the first nine months of 2009 (see Net Interest Income). The Company recorded a provision for loan losses of $4.8 million for the first nine months of 2010 while $5.5 million was recorded for the first nine months of 2009 (see Allowance and Provision for Loan Losses).  The Company recorded $4.8 million of credit-related net investment impairment losses in the first nine months of 2010 as compared to $4.5 million for the first nine months of 2009 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding credit-related net investment impairment losses and realized investment security gain/(losses), non-interest income decreased $3.3 million from the nine months ended September 30, 2009, compared to the nine months ended September 30, 2010.  Non-interest expenses for the nine months ended September 30, 2010 increased $2.4 million from the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 vs. 2009
The Company reported consolidated net income of $9.0 million, or $0.58 per diluted common share, for the three months ended September 30, 2010, compared to $10.5 million, or $0.66 per diluted common share, for the third quarter of 2009. Return on average assets (“ROA”) was 1.36% and return on average equity (“ROE”) was 11.4% for the third quarter of 2010, compared to 1.60% and 14.1%, respectively, for the third quarter of 2009.
The Company’s net interest income for the third quarter of 2010 decreased $0.5 million compared to the third quarter of 2009 (see Net Interest Income). The Company recorded a provision for loan losses of $1.8 million for the third quarter of 2010 while $1.7 million was recorded for the third quarter of 2009 (see Allowance and Provision for Loan Losses).  The Company recorded $2.9 million of credit-related net investment impairment losses in the third quarter of 2010 (see Non-Interest Income and Expense) while $2.3 million was recorded during the third quarter of 2009.  As further discussed under the caption Non-Interest Income and Expense, excluding credit-related net investment impairment losses and realized investment security gain/(losses), non-interest income decreased $1.5 million from the three months ended September 30, 2009, compared to the three months ended September 30, 2010.  Non-interest expenses for the three months ended September 30, 2010 increased $1.0 million from the three months ended September 30, 2009.

Net Interest Income
Nine Months Ended September 30, 2010 vs. 2009
The Company’s tax equivalent net interest income decreased $0.4 million or 0.6% from $72.5 million during the first nine months of 2009 to $72.1 million during the first nine months of 2010.  During the first nine months of 2010, the Company recognized $1.1 million of additional interest income associated with three of the six pools of previously securitized loans that had a negative carrying value due to actual recoveries that exceeded estimates and discount accretion previously recognized. As a result, the September 30, 2010 carrying value for these three pools is $0 and future cash receipts related to these three pools will be recognized as interest income as received.  Excluding this change, the Company’s tax equivalent net interest income for the first nine months of 2010 declined approximately $1.5 million from the first nine months of 2009.  This decline was due to a decrease in interest income associated with the gain from the sale of interest rate floors.  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the first nine months of 2010, the Company recognized $3.7 million of interest income compared to $7.8 million of interest income recognized in the first nine months of 2009 from the interest rate floors.  The Company’s reported net interest margin decreased from 4.22% for the nine months ended September 30, 2009 to 4.10% for the nine months ended September 30, 2010.

Three Months Ended September 30, 2010 vs. 2009
The Company’s tax equivalent net interest income decreased $0.5 million, or 2.0%, from $23.9 million during the third quarter of 2009 to $23.4 million during third quarter of 2010.  This decline is due to a decrease in interest income associated with the gain from the sale of interest rate floors. During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the third quarter of 2010, the Company recognized $0.9 million of interest income compared to $2.2 million of interest income recognized in the third quarter of 2009 from the interest rate floors.  This decline was partially offset by the decrease in interest expense exceeding the decline in interest income from the third quarter of 2009 resulting in an increase in tax equivalent net interest income of approximately $0.8 million.  The Company’s reported net interest margin decreased from 4.09% for the quarter ended September 30, 2009 to 3.94% for the quarter ended September 30, 2010.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

	Nine months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (1):
Residential real estate	$597,298	$23,595	5.28%	$597,282	$25,495	5.71%
Home equity (2)	402,751	16,007	5.31	390,388	18,165	6.22
Commercial, financial, and agriculture (3)	764,446	29,583	5.17	758,050	31,519	5.56
Installment loans to individuals	49,047	2,830	7.71	49,498	3,150	8.51
Previously securitized loans	1,281	3,317	346.20	3,364	3,067	121.90
Total loans	1,814,823	75,332	5.55	1,798,582	81,396	6.05
Securities:
Taxable	470,783	15,947	4.53	453,713	17,494	5.16
Tax-exempt (4)	49,158	2,128	5.79	39,829	1,921	6.45
Total securities	519,941	18,075	4.65	493,542	19,415	5.26
Deposits in depository institutions	5,288	-	-	5,271	10	0.25
Federal funds sold	8,590	13	-	165	-	-
Total interest-earning assets	2,348,642	93,420	5.32	2,297,560	100,821	5.87
Cash and due from banks	53,070			51,553
Bank premises and equipment	64,552			62,443
Other assets	207,648			213,285
Less: allowance for loan losses	(19,462)			(21,867)
Total assets	$2,654,450			$2,602,974

Liabilities
Interest-bearing demand deposits	$461,178	$999	0.29%	$425,972	$1,327	0.42%
Savings deposits	388,356	792	0.27	371,706	1,386	0.50
Time deposits	991,419	18,774	2.53	1,004,959	24,517	3.26
Short-term borrowings	111,089	284	0.34	135,708	395	0.39
Long-term debt	16,923	496	3.92	18,669	676	4.84
Total interest-bearing liabilities	1,968,965	21,345	1.45	1,957,014	28,301	1.93
Noninterest-bearing demand deposits	353,418			328,302
Other liabilities	17,726			27,335
Stockholders’ equity	314,341			290,323
Total liabilities and stockholders’ equity	$2,654,450			$2,602,974
Net interest income		$72,075			$72,520
Net yield on earning assets			4.10%			4.22%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $1,960 and $3,884 from interest rate floors for the nine months ended September 30, 2010 and September 30, 2009, respectively.
(3)	Interest income includes $1,735 and $3,927 from interest rate floors for the nine months ended September 30, 2010 and September 30, 2009, respectively.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Nine months ended September 30,
	2010 vs. 2009
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1	$(1,901)	$(1,900)
Home equity	575	(2,733)	(2,158)
Commercial, financial, and agriculture	266	(2,202)	(1,936)
Installment loans to individuals	(29)	(291)	(320)
Previously securitized loans	(1,899)	2,149	250
Total loans	(1,086)	(4,978)	(6,064)
Securities:
Taxable	658	(2,205)	(1,547)
Tax-exempt (1)	450	(243)	207
Total securities	1,108	(2,448)	(1,340)
Deposits in depository institutions	-	(10)	(10)
Federal funds sold	13	-	13
Total interest-earning assets	$35	$(7,436)	$(7,401)

Interest-bearing liabilities:
Demand deposits	$110	$(438)	$(328)
Savings deposits	62	(656)	(594)
Time deposits	(330)	(5,413)	(5,743)
Short-term borrowings	(72)	(39)	(111)
Long-term debt	(63)	(117)	(180)
Total interest-bearing liabilities	$(293)	$(6,663)	$(6,956)
Net Interest Income	$328	$(773)	$(445)

(1) Fully federal taxable equivalent using a tax rate of 35%.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

	Three months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio (5):
Residential real estate	$602,382	$7,815	5.15%	$590,108	$8,170	5.49%
Home equity (6)	408,685	5,333	5.18	394,069	5,972	6.01
Commercial, financial, and agriculture (7)	768,393	9,656	4.99	765,689	10,334	5.35
Installment loans to individuals	48,172	902	7.43	50,935	975	7.59
Previously securitized loans	1,487	781	208.37	2,810	942	133.00
Total loans	1,829,119	24,487	5.31	1,803,611	26,393	5.81
Securities:
Taxable	447,445	5,019	4.45	463,703	5,820	4.98
Tax-exempt (8)	48,352	696	5.71	43,682	672	6.10
Total securities	495,797	5,715	4.57	507,385	6,492	5.08
Deposits in depository institutions	4,977	-	-	5,753	2	0.14
Federal funds sold	24,062	12	-	489	-	-
Total interest-earning assets	2,353,955	30,214	5.09	2,317,238	32,887	5.63
Cash and due from banks	51,056			50,496
Bank premises and equipment	65,044			63,709
Other assets	208,311			212,925
Less: allowance for loan losses	(19,751)			(20,828)
Total assets	$2,658,615			$2,623,540

Liabilities
Interest-bearing demand deposits	$462,200	$308	0.26%	$431,676	$418	0.38%
Savings deposits	391,655	252	0.26	379,793	417	0.44
Time deposits	982,877	5,992	2.42	1,013,610	7,838	3.07
Short-term borrowings	112,128	85	0.30	134,323	131	0.39
Long-term debt	16,900	173	4.06	17,988	192	4.23
Total interest-bearing liabilities	1,965,760	6,810	1.37	1,977,390	8,996	1.80
Noninterest-bearing demand deposits	356,590			325,821
Other liabilities	19,973			23,065
Stockholders’ equity	316,292			297,264
Total liabilities and stockholders’ equity	$2,658,615			$2,623,540
Net interest income		$23,404			$23,891
Net yield on earning assets			3.94%			4.09%

(5)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(6)	Interest income includes $593 and $1,194 from interest rate floors for the three months ended September 30, 2010 and September 30, 2009, respectively.
(7)	Interest income includes $282 and $958 from interest rate floors for the three months ended September 30, 2010 and September 30, 2009, respectively.
(8)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)
	Three months ended September 30,
	2010 vs. 2009
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$170	$(525)	$(355)
Home equity	222	(861)	(639)
Commercial, financial, and agriculture	36	(714)	(678)
Installment loans to individuals	(53)	(20)	(73)
Previously securitized loans	(444)	283	(161)
Total loans	(69)	(1,837)	(1,906)
Securities:
Taxable	(204)	(597)	(801)
Tax-exempt (1)	72	(48)	24
Total securities	(132)	(645)	(777)
Deposits in depository institutions	-	(2)	(2)
Federal funds sold	12	-	12
Total interest-earning assets	$(189)	$(2,484)	$(2,673)

Interest-bearing liabilities:
Interest-bearing demand deposits	$30	$(140)	$(110)
Savings deposits	13	(178)	(165)
Time deposits	(238)	(1,608)	(1,846)
Short-term borrowings	(22)	(24)	(46)
Long-term debt	(12)	(7)	(19)
Total interest-bearing liabilities	$(229)	$(1,957)	$(2,186)
Net Interest Income	$40	$(527)	$(487)

(1) Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table five
Loan Portfolio
	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009

Residential real estate – mortgage	$605,351	$595,678	$590,653
Home Equity	411,481	398,752	396,648
Commercial, financial, and agriculture	765,331	752,052	762,194
Installment loans to individuals	42,407	44,239	45,309
Previously securitized loans	1,268	1,713	2,580
Total loans	$1,825,838	$1,792,434	$1,797,384

As compared to December 31, 2009, loans have increased $33.4 million (1.9%) at September 30, 2010.  Residential real estate loans increased $9.7 million or 1.6% from $595.7 million at December 31, 2009 to $605.4 million at September 30, 2010.   Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  Home equity loans increased $12.7 million or 3.2% during the first nine months of 2010.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.
Commercial loans increased $13.3 million (1.7%) compared to December 31, 2009.  The majority of the Company’s commercial loans are real estate secured (73.4%), with 32.8% of the commercial mortgages occupied by the owners of the properties.
Installment loans decreased $1.8 million, or 4.1%, from $44.2 million at December 31, 2009 to $42.4 million at September 30, 2010.  The installment loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.
As of September 30, 2010, the Company reported $1.3 million of loans classified as “previously securitized loans.” These loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts (see Retained Interests and Previously Securitized Loans). As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.

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
The Company had net charge-offs of $4.9 million for the first nine months of 2010 compared to net charge-offs of $8.1 million for the same period in 2009.  Net charge-offs in 2010 on commercial and residential loans were $2.8 million and $1.6 million, respectively, for the nine months ended September 30, 2010 as compared to $5.8 million and $1.4 million on commercial and residential loans, respectively during the nine months ended September 30, 2009.  In addition, depository accounts net charge-offs were $0.5 million for the first nine months of 2010. While charge-offs on depository accounts are appropriately taken against the ALLL, the revenue associated with depository accounts is reflected in service charges.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased modestly from 1.28% at June 30, 2010 to 1.31% at September 30, 2010.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at September 30, 2010.
The ALLL at September 30, 2010 was $18.4 million compared to $18.5 million at December 31, 2009, a decrease of $0.1 million or 1.0%. Below is a summary of the changes in the components of the ALLL from December 31, 2009 to September 30, 2010.
The allowance allocated to the commercial loan portfolio (see Table Eight) decreased $0.3 million, or 3.0% from $11.0 million at December 31, 2009 to $10.7 million at September 30, 2010.  This decrease is due to recent trends in the commercial portfolio and specific charge-offs related to impaired loans during 2010.
The allowance allocated to the residential real estate portfolio (see Table Eight) increased $0.6 million or 11.2% from $5.5 million at December 31, 2009 to $6.1 million at September 30, 2010.  This increase was primarily the result of increases in the balances of residential real estate and home equity portfolios.
The allowance allocated to the consumer loan portfolio (see Table Eight) declined $0.1 million from $0.2 million at December 31, 2009 to $0.1 million at September 30, 2010.  This decrease is primarily related to the decrease in the balance of the consumer loan portfolio.
The allowance allocated to overdraft deposit accounts (see Table Eight) decreased $0.4 million, or 20.8%, from $1.8 million at December 31, 2009 to $1.4 million at September 30, 2010.  The decline in overdraft balances outstanding was the primary cause of this decline.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $4.8 million in the first nine months of 2010 and $5.5 million in the first nine months of 2009.  Changes in the amount of the ALLL and related provision for loan losses are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2010, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table six
Analysis of the Allowance for Loan Losses
	Nine months ended September 30,		Year ended December 31,
(in thousands)	2010	2009	2009

Balance at beginning of period	$18,541	$22,164	$22,164

Charge-offs:
Commercial, financial, and agricultural	(3,203)	(5,928)	(7,750)
Real estate-mortgage	(1,714)	(1,468)	(1,916)
Installment loans to individuals	(89)	(178)	(265)
Overdraft deposit accounts	(1,730)	(2,149)	(2,886)
Total charge-offs	(6,736)	(9,723)	(12,817)

Recoveries:
Commercial, financial, and agricultural	415	147	235
Real estate-mortgage	73	91	122
Installment loans to individuals	132	185	222
Overdraft deposit accounts	1,189	1,226	1,620
Total recoveries	1,809	1,649	2,199
Net charge-offs	(4,927)	(8,074)	(10,618)
Provision for loan losses	4,750	5,519	6,995
Balance at end of period	$18,364	$19,609	$18,541

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.36)%	(0.59)%	(0.59)%
Provision for loan losses (annualized)	0.35%	0.41%	0.39%
As a Percent of Non-Performing Loans:
Allowance for loan losses	160.40%	118.61%	132.02%

Table seven
Non-Performing Assets
	As of September 30,		As of December 31,
(in thousands)	2010	2009	2009

Non-accrual loans	$11,220	$16,423	$13,583
Accruing loans past due 90 days or more	195	98	382
Previously securitized loans past due 90 days or more	34	12	79
Total non-performing loans	11,449	16,533	14,044
Other real estate, excluding property associated with previously securitized loans	12,636	12,323	11,729
Total other real estate owned	12,636	12,323	11,729
Total non-performing assets	$24,085	$28,856	$25,773

The decrease in non-accrual loans is principally related to Greenbrier loans that were repossessed or charged-off during 2009.   At September 30, 2010, the Company had three loans for approximately $9.7 million that are performing in accordance with contractual terms but for which management has concerns about the borrower’s ability to continue to comply with repayment terms.  These loans have been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
The average recorded investment in impaired loans during the nine months ended September 30, 2010 and 2009 was $21.1 million and $22.2 million, respectively.  The Company recognized approximately $0.3 million and $0.1 million of interest income received in cash on non-accrual and impaired loans for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.  Approximately $0.5 million and $0.6 million of interest income would have been recognized during the nine month periods ended September 30, 2010 and September 30, 2009, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2010 and December 31, 2009.  The Company recognized interest income of $0.3 million and $0.1 million using the accrual method of income recognition during the time period the loans were impaired for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.
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
Information pertaining to impaired loans is included in the following table:
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans with a valuation allowance	$13,862	$12,125	$11,069
Impaired loans with no valuation allowance	7,210	7,360	11,032
Total impaired loans	$21,072	$19,485	$22,101
Allowance for loan losses allocated to impaired loans	$1,383	$1,826	$4,109

Table eight
Allocation of the Allowance For Loan Losses
	As of September 30,		As of December 31,
(in thousands)	2010	2009	2009

Commercial, financial and agricultural	$10,696	$12,835	$11,030
Real estate-mortgage	6,134	4,841	5,515
Installment loans to individuals	104	200	191
Overdraft deposit accounts	1,430	1,733	1,805
Allowance for Loan Losses	$18,364	$19,609	$18,541

Previously Securitized Loans
As of September 30, 2010, the Company reported a carrying value of previously securitized loans of $1.3 million, while the actual outstanding contractual balance of these loans was $12.9 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries.  Previously management did believe that the trend of net recoveries could be sustained indefinitely.  However, the trend of net recoveries has continued.
During the first nine months of 2010 and 2009, the Company recognized $3.3 million and $3.1 million, respectively, of interest income on its previously securitized loans.  During the second quarter of 2010, the Company recognized $1.1 million of additional interest income related to three of the six pools of previously securitized loans that had a negative carrying value due to actual recoveries that exceeded estimates and discount accretion previously recognized.  As a result, the September 30, 2010 carrying value for these three pools is $0 and future cash receipts related to these three pools will be recognized in interest income as received.  Cash receipts for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:
	Three months ended, September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Principal receipts	$731	$1,030	$2,287	$2,949
Interest income receipts	358	555	1,309	1,687
Total cash receipts	$1,089	$1,585	$3,596	$4,636

Based on current cash flow projections, the Company believes that the carrying value of previously securitized loans will approximate:
As of:	Estimated Balance:

December 31, 2010	$1.1 million
December 31, 2011	0.9 million
December 31, 2012	0.7 million
December 31, 2013	0.6 million

Non-Interest Income and Non-Interest Expense
Nine Months Ended September 30, 2010 vs. 2009
Non-Interest Income: During the first nine months of 2010, the Company recorded $4.8 million of credit-related net investment impairment losses.  The charges deemed to be other than temporary were related to pooled bank trust preferreds ($1.7 million credit-related net impairment losses) with a remaining book value of $6.5 million at September 30, 2010, single issuer bank trust preferreds ($0.6 million credit-related net impairment losses) with a remaining book value of $75.4 million at September 30, 2010 and community bank and bank holding company equity positions ($2.5 million credit-related net impairment losses) with remaining book value of $5.1 million at September 30, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities  and single issuer bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, and a review of the financial strength of the banks within the respective pools, management concluded that credit-related impairment charges of $1.7 million and $0.6 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the nine months ended September 30, 2010.  The credit-related net impairment charges of $2.5 million related to the Company’s equity position in First United Corporation of Oakland, Maryland.  The Company determined that this security was other-than-temporarily impaired due to the recent announcement by First United Corporation of another quarterly loss, which continued a trend of poor performance over the past several quarters. As a result, management determined that the length of time and extent to which the market value of this security has been below the Company’s cost basis is not expected to recover in the near term.  These losses were partially offset by realized investment gains of $1.3 million as the Company sold certain single issuer trust preferred securities with a remaining book value of $75.4 million during the nine months ended September 30, 2010.
Exclusive of net other-than-temporary investment impairment losses and realized investment security gains/(losses), non-interest income decreased $3.3 million to $40.5 million in the first nine months of 2010 as compared to $43.8 million in the first nine months of 2009.  Service charges from depository accounts decreased $3.0 million, or 9.0%, to $30.4 million in the first nine months of 2010.  This decline is primarily attributable to the Company’s compliance with new federal rules under the Electronic Funds Transfer Act, also known as Regulation E.  The changes to this regulation affect how banks can offer certain overdraft services, and were effective July 1, 2010 for new customers and August 15, 2010 for existing accounts.  Additionally, insurance commission revenues decreased $0.5 million, or 10.7%, from $4.5 million during the first nine months of 2009 to $4.0 million during the first nine months of 2010 due to decreased contingency payments.

Non-Interest Expense: Non-interest expenses increased $2.4 million from $58.0 million in the first nine months of 2009 to $60.3 million in the first nine months of 2010.  Insurance and regulatory expense increased $1.3 million, or 53.5%, from the quarter ended September 30, 2009 primarily as a result of the Company fully utilizing its FDIC credits during 2009 and increases in the assessment rates during 2010, which increased the Company’s FDIC insurance expense from $1.5 for the nine months ended September 30, 2009 to $2.8 million for the nine months ended September 30, 2010.  In addition, repossessed asset losses increased $0.9 million primarily due to the write down of a foreclosed property located in the eastern panhandle of West Virginia.  This write down was due to the results of an updated appraisal obtained on this property.  The Company continually reevaluates the recorded value of properties that it has repossessed by obtaining updated appraisals on at least an annual basis.  As a result of this write down, this foreclosed property is now valued at approximately one-half of its original cost.
Income Tax Expense: The Company’s effective income tax rate for the first nine months of 2010 was 32.9% compared to 32.5% for the year ended December 31, 2009, and 33.5% for the nine months ended September 30, 2009.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2010.
Three Months Ended September 30, 2010 vs. 2009
Non-Interest Income: Exclusive of net other-than-temporary investment impairment losses and realized investment security gains/(loses), non-interest income decreased $1.5 million to $13.2 million in the third quarter of 2010 from $14.7 million in the third quarter of 2009.  Service charges from depository accounts decreased $2.0 million, or 17.0%, to $9.7 million in the third quarter of 2010.  This decline is primarily attributable to the Company’s compliance with new federal rules under the Electronic Funds Transfer Act, also known as Regulation E.  The changes to this regulation affect how banks can offer certain overdraft services, and were effective July 1, 2010 for new customers and August 15, 2010 for existing accounts.  The decrease in service charges from depository accounts was partially offset by an increase in bank owned life insurance revenues of $0.3 million due to death benefit proceeds and an increase in insurance commission revenues of $0.1 million or 11.4%, from $1.2 million during the third quarter of 2009 to $1.3 million during the third quarter of 2010.
Non-Interest Expense: Non-interest expenses increased $1.0 million from $18.8 million in the third quarter of 2009 to $19.8 million in the third quarter of 2010.  Insurance and regulatory expense increased $0.8 million, or 202.7% from the quarter ended September 30, 2009 primarily due to the impact of the Company fully utilizing its FDIC credits during 2009 and increases in the assessment rates during 2010, which increased our FDIC insurance expense from $0.1 million for the quarter ended September 30, 2009 to $1.0 million for the quarter ended September 30, 2010.  In addition, salaries and employee benefits increased $0.2 million, or 2.0% from the quarter ended September 30, 2009 to $9.8 million.
Income Tax Expense: The Company’s effective income tax rate for the third quarter of 2010 was 31.4% compared to 32.5% for the year ended December 31, 2009, and 32.4% for the quarter ended September 30, 2009.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2010.  During the quarter ended September 30, 2010, the Company realized $0.1 million of previously unrecognized tax positions compared to $0.2 million during the quarter ended September 30, 2009.

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
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors are being recognized over the remaining lives of the various hedged loans.  At September 30, 2010, the unrecognized gain was approximately $1.9 million.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2010:
+300	3.25%	+12.2%	+13.6%
+200	2.25	+6.8	+7.6
+100	1.25	+0.9	+5.1

December 31, 2009:
+300	3.25%	+9.3%	+16.3%
+200	2.25	+5.8	+11.6
+100	1.25	+1.5	+5.7

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

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. During 2008 and 2009, City National received regulatory approval to pay $74.9 million of cash dividends to the Parent Company, while generating net profits of $70.6 million.  Therefore, City National was required to produce $4.3 million of net profits prior to declaring any cash dividends to the Parent Company during 2010 without regulatory approval.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $21.1 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2010.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of September 30, 2010, the Parent Company reported a cash balance of $2.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2010, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2010, City National has the capacity to borrow an additional $411 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (94.6%, or $427.2 million at September 30, 2010) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 68.8% as of September 30, 2010 and deposit balances fund 82.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $451.6 million at September 30, 2010, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $153.7 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 45.1% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $35.4 million of cash from operating activities during the first nine months of 2010, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $26.4 million of cash in investing activities during the first nine months of 2010 primarily from proceeds from sales, maturities and calls of securities available-for-sale net of funds used for the purchase of money market and mutual fund securities and to fund additional loans.  The Company used $41.7 million of cash in financing activities during the first nine months of 2010, primarily for cash dividends paid to the Company’s common stockholders of $16.1, the purchase of treasury stock of $12.9 million, repayments of short-term borrowings of $7.7 million, and noninterest bearing deposits decreased by $11.2 million.  These decreases were partially offset by an increase in interest-bearing deposits of $6.3 million.
Capital Resources
During the first nine months of 2010, Shareholders’ Equity increased $5.9 million, or 1.9%, from $308.9 million at December 31, 2009 to $314.8 million at September 30, 2010.  This increase was primarily due to reported net income of $29.1 million and unrealized gains on available-for-sale securities of $7.3 million.    These increases were partially offset by dividends declared during the year of $16.0 million, common stock purchases of $12.9 million, and unrealized losses on interest rate floors of $2.3 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. 408,151 shares were repurchased during the first nine months of 2010 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of September 30, 2010, the Company may repurchase an additional 564,249 shares from time to time depending on market conditions under the authorization.
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

The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	September 30,	December 31,
	Minimum	Capitalized	2010	2009
City Holding:
Total	8.0%	10.0%	14.7%	14.6%
Tier I Risk-based	4.0	6.0	13.7	13.6
Tier I Leverage	4.0	5.0	10.3	10.2
City National:
Total	8.0%	10.0%	13.1%	12.3%
Tier I Risk-based	4.0	6.0	12.2	11.3
Tier I Leverage	4.0	5.0	9.1	8.4

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2010	--	--	--	675,385

August 1 – August 31, 2010	111,136	28.72	111,136	564,249

September 1 – September 30, 2010	--	--	--	564,249

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

Date: November 8, 2010