Form 10-K
period 2010-12-31
CITY HOLDING CO
filed 2011-03-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes  [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes  [X] No

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market System, was approximately $420.9 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of March 8, 2011, there were 15,374,446 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2010 are incorporated by reference into Part I, Item 1 and Part II, Items 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2011 annual shareholders’ meeting to be held on April 27, 2011 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1.	Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 68 banking offices in West Virginia (57 offices), Kentucky (8 offices), and Ohio (3 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, check cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2010, 55% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

The Company’s business is not seasonal and has no foreign sources or applications of funds.  There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

The Company’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans, DDA overdrafts and previously securitized loans.

The commercial and industrial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. Commercial and industrial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.    As of December 31, 2010, the Company reported $134.6 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2010, the Company reported $661.8 million of loans classified as “Commercial Real Estate.”

The Company diversifies risk within the commercial and industrial and commercial real estate portfolios by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.

Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. The Company sells a significant majority of our fixed-rate originations in the secondary market.  As of December 31, 2010, the Company reported $610.4 million of loans classified as “Residential Real Estate.”

Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended.  As of December 31, 2010, the Company reported $416.2 million of loans classified as “Home Equity.”

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2010, the Company reported $38.4 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2010, the Company reported $2.9 million of loans classified as “DDA Overdrafts.”

Previously Securitized Loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts. As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.  As of December 31, 2010, the Company reported $0.8 million of loans classified as “Previously Securitized loans.”

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

The Company categorizes commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2010, the Company has no industry classifications that exceeded 10% of total loans.

Market Area

As of December 2010, West Virginia’s unemployment rate was 9.5% as compared to the national average of 9.4% according to the Workforce West Virginia.  West Virginia’s unemployment rate for December of 9.5% increased from November’s rate of 8.7% and December 2009’s rate of 8.6%.  According to the U.S. Census Bureau estimates, West Virginia’s population was approximately 1.8 million as of July 2010 and has increased 0.2% annually over the last 4 years.  The median home price in the Charleston, WV metropolitan area was $129,000 for 2010 and $127,000 for 2009, while the number of home sales increased 11.5% for the quarter ended December 31, 2010 as compared to the quarter ended September 30, 2010, according to the National Association of Realtors.

Competition

As noted previously, the Company’s principal markets are located in West Virginia. The majority of the Company’s banking offices are located in the areas of Charleston, Huntington, Beckley, Lewisburg and Martinsburg where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposit, credit, trust and investment management, and insurance customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company faces to retain and attract customers.

Regulation and Supervision

Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and regulations and the potential impact of such provisions to which the Company and City National are subject.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund and are not intended to protect the Company’s security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

As a financial holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the Nasdaq Stock Market, Inc. (NASDAQ) under the trading symbol “CHCO,” and is subject to the rules of the NASDAQ for listed companies.

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

The Company and its subsidiary bank and nonfinancial subsidiaries are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates are also subject to various collateral requirements.

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.  City National received a satisfactory rating on its most recent CRA examination.

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Change standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	After a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s tier 1 capital;

•
Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Require financial holding companies, such as City, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their domiciled state;

•
Provide for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Require large, publicly traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for the oversight of enterprise risk management;

•
Provide for new disclosure and other requirements relating to executive compensation and corporate governance.  These disclosures and requirements apply to all public companies, not just financial institutions;

•
Permanently increase the $250 thousand limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits;

•
Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•
Enhance the requirements for certain transactions with affiliates under the Federal Reserve Act, including an expansion of the “covered transactions” definition and increase the amount of time for which collateral requirements regarding covered transactions must be maintained;

•
Strengthen the existing limits on a depository institution’s credit exposure to one borrower by expanding the scope of limitations to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•
Strengthen loan restrictions to insiders by expanding the types of transactions subject to various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions.  Additionally, restrictions on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and approved by the institution’s board of directors in certain situations are to be put in place; and

•	Increase the authority of the Federal Reserve to examine City and its non-bank subsidiaries.

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

	December 31,
	2010	2009
City Holding:
Tier I Risk-based	13.88%	13.63%
Total	14.81	14.60
Tier I Leverage	10.54	10.23

City National:
Tier I Risk-based	12.67%	11.26%
Total	13.61	12.25
Tier I Leverage	9.62	8.41

Dividends and Other Payments: The Company is a legal entity separate and distinct from City National. Dividends from City National are essentially the sole source of cash for the Company. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of City National through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of City National, except to the extent that claims of the Company in its capacity as a creditor may be recognized.  Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders.  Under federal law, City National may not, subject to certain limited exceptions, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower. City National is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

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

At December 31, 2010, City National could pay dividends up to $30.2 million plus net profits for 2011, as defined by statute, up to the dividend declaration date without prior regulatory permission.  During 2010, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2011.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011 and assumed 5% annual deposit growth. In December 2009, the Corporation paid $11.6 million in prepaid risk-based assessments and $8.1 million of that amount is included in other assets as prepaid deposit insurance in the accompanying consolidated balance sheet as of December 31, 2010. FDIC insurance expense totaled $3.7 million, $2.2 million and $0.3 million in 2010, 2009, and 2008.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” as described below) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010. This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

Under the Federal Deposit Insurance Act, as amended (“FDIA), the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe and unsound practices, is an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk — weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

U.S. banking agencies have informally indicated that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. The Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. Additionally, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to United and its banking subsidiaries may be substantially different from the Basel III final framework as published in December 2010. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s and City National’s financial results.

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

Executive Officers of the Registrant

At December 31, 2010, the executive officers of the Company were as follows:

Name	Age	Business Experience

Charles R. Hageboeck, Ph.D.	48
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 31, 2005.

Craig G. Stilwell	55
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	60	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 25, 2004.
David L. Bumgarner	45	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 – January 2005.
Michael T. Quinlan, Jr.	42	Senior Vice President, Branch Banking, City Holding Company and City National Bank since August 2001

Employees

The Company had 805 full-time equivalent employees at December 31, 2010.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2010 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	5
	b.	Analysis of Net Interest Earnings	6
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	7

2.	Investment Portfolio
	a.	Book Value of Investments	12
	b.	Maturity Schedule of Investments	13
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	12

3.	Loan Portfolio
	a.	Types of Loans	13
	b.	Maturities and Sensitivity to Changes in Interest Rates	14
	c.	Risk Elements	17
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		17

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	5
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	19

6.	Return on Equity and Assets		4

7.	Short-term Borrowings		20

Item 1A.	Risk Factors

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

The Company’s Business May be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The business environment that the Company operates in the United States and worldwide could deteriorate, which could affect the credit quality of the Company’s loans, results of operations, and financial condition.  From December 2007 through June 2009, the United States was in a recession. Business activity across a wide range of industries and regions was greatly reduced and local governments and many businesses continue to be in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly during this time period.

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

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties.  As a result of these events and the projection of future failures, the capitalization level of the deposit insurance fund has been significantly weakened and the FDIC has increased the deposit insurance premiums paid by financial institutions.  Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.

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

Overall, during 2010, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. While the business environments in West Virginia, Kentucky, and Ohio, the United States and worldwide have shown improvement during 2010, there can be no assurance that these conditions will continue to improve. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

The Company and City National are Extensively Regulated

Policies adopted or required by governmental authorities can adversely affect the Company’s business operations and the availability, growth and distribution of the Company’s investments, borrowings and deposits.  The operations of the Company and City National are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. In addition, the Office of the Comptroller of the Currency periodically conducts examinations of the Company and City National and may impose various requirements or sanctions.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2010, the Company’s goodwill and other identifiable intangible assets were approximately $56.6 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2010. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Significant Legal Actions Could Result in Substantial Liabilities

From time to time, the Company is subject to claims related to our operations.  These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and cause the Company to incur significant defense claims.  As a result, the Company may be exposed to substantial liabilities, which could negatively affect on its shareholders’ equity and financial results.

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

None.

Item 2.	Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 68 branch offices, with 57 offices in West Virginia, eight in Kentucky, and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns 51 locations and leases 17 locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. The building is currently being leased to a third party.

Item 3.	Legal Proceedings

       In 2010, City National was named as a defendant in a putative class action alleging that the manner in which City National assessed overdraft fees to its consumer checking accounts violates the West Virginia Consumer Credit and Protection Act, breached an implied covenant of good faith and fair dealing and creates an unjust enrichment to City National. The amount claimed by the plaintiffs has not been determined, but could be material.  On October 8, 2010, City National filed a Motion to Dismiss, which was heard on December 13, 2010.  Proposed orders were submitted to the Circuit Court on December 30, 2010, but no ruling has been made.

       We cannot estimate any possible loss or range of loss, if any, at this time.  No assurance can be given at this time that the litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ stock market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ stock market. At December 31, 2010, there were 2,869 shareholders of record.
	Cash
	Dividends	Market Value
	Per Share	Low	High
2010
Fourth Quarter	$0.34	$30.37	$38.03
Third Quarter	0.34	26.87	31.15
Second Quarter	0.34	27.88	37.28
First Quarter	0.34	30.37	34.92

2009
Fourth Quarter	$0.34	$28.96	$33.29
Third Quarter	0.34	28.65	34.34
Second Quarter	0.34	27.02	33.78
First Quarter	0.34	20.88	33.41

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

Stock Repurchase Plan

There were no repurchases of the Company’s common stock under the October 2009 repurchase plan during the quarter ended December 31, 2010.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2010, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fourteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders	287,393	$33. 64	719,500
Plans not approved by shareholders	-	-	-
Total	287,393	$33.64	719,500

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2010, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $9 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: FCBC, SASR, CTBI, NPBC, UBSH, WSBC, STEL, PRK, RBCAA, PEBO, STBA, UBSI, FFBC, UVSP, FNB, NBTB, FCF, CBU, and FPFC.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2005	2006	2007	2008	2009	2010
City Holding Company	100.00	117.18	100.07	106.58	103.60	121.20
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Peer Group	100.00	110.97	85.19	98.70	61.58	86.06

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2010, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2010, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 10-11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2010, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 60 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2010, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2010, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2010, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2011 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

In December 2009, the Company adopted a new Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on its website at www.cityholding.com under the “Corporate Governance” link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s internet website.

Item 11.	Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS", “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2011 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2011 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by Item 13 of FORM 10-K appears under the caption "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2011 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2011 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Date: March 8, 2011	City Holding Company
(Registrant)

/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2011. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

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