Form 10-Q
period 2011-03-31
CITY HOLDING CO
filed 2011-05-10
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011
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

Common stock, $2.50 Par Value – 15,239,304 shares as of May 9, 2011.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company may experience increases in the default rates on previously securitized loans that would result in impairment losses or lower the yield on such loans; (4) the Company may not continue to benefit from strong recovery efforts on previously securitized loans resulting in improved yields on these assets; (5)  the Company could have adverse legal actions of a material nature; (6) the Company may face competitive loss of customers; (7) the Company may be unable to manage its expense levels; (8) the Company may have difficulty retaining key employees; (9) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (10) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (11) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (12) the Company may experience difficulties growing loan and deposit balances; (13) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (14) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and (15) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31	December 31
	2011	2010
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$51,953	$50,043
Interest-bearing deposits in depository institutions	9,188	5,336
Federal funds sold	35,000	11,000
Cash and Cash Equivalents	96,141	66,379

Investment securities available for sale, at fair value	460,600	429,720
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2011 and December 31, 2010 - $23,661 and $23,100, respectively)	23,875	23,865
Total Investment Securities	484,475	453,585

Gross loans	1,869,524	1,865,000
Allowance for loan losses	(18,414)	(18,224)
Net Loans	1,851,110	1,846,776

Bank owned life insurance	76,961	76,231
Premises and equipment, net	63,867	64,530
Accrued interest receivable	8,149	7,264
Net deferred tax asset	29,444	29,235
Intangible assets	56,471	56,573
Other assets	33,306	36,722
Total Assets	$2,699,924	$2,637,295
Liabilities
Deposits:
Noninterest-bearing	$344,562	$337,927
Interest-bearing:
Demand deposits	506,971	486,737
Savings deposits	419,445	397,042
Time deposits	957,552	949,669
Total Deposits	2,228,530	2,171,375

Short-term borrowings	119,302	112,710
Long-term debt	16,495	16,495
Other liabilities	24,475	21,854
Total Liabilities	2,388,802	2,322,434

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2011 and December 31, 2010, less 3,237,337 and 2,994,501 shares in treasury, respectively	46,249	46,249
Capital surplus	102,737	103,057
Retained earnings	275,329	270,905
Cost of common stock in treasury	(111,289)	(102,853)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	1,811	1,022
Unrealized gain on derivative instruments	99	295
Underfunded pension liability	(3,814)	(3,814)
Total Accumulated Other Comprehensive Loss	(1,904)	(2,497)
Total Shareholders’ Equity	311,122	314,861
Total Liabilities and Shareholders’ Equity	$2,699,924	$2,637,295

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended March 31
	2011	2010

Interest Income
Interest and fees on loans	$23,738	$24,854
Interest on investment securities:
Taxable	4,541	5,611
Tax-exempt	462	470
Interest on federal funds sold	13	-
Total Interest Income	28,754	30,935

Interest Expense
Interest on deposits	5,711	7,184
Interest on short-term borrowings	72	100
Interest on long-term debt	157	160
Total Interest Expense	5,940	7,444
Net Interest Income	22,814	23,491
Provision for loan losses	1,086	1,080
Net Interest Income After Provision for Loan Losses	21,728	22,411

Non-interest Income
Total investment securities impairment losses	-	(3,203)
Noncredit impairment losses recognized in other comprehensive income	-	1,552
Net investment securities impairment losses	-	(1,651)
Service charges	9,054	10,228
Insurance commissions	1,621	1,397
Trust and investment management fee income	753	862
Bank owned life insurance	758	728
Other income	476	548
Total Non-interest Income	12,662	12,112

Non-interest Expense
Salaries and employee benefits	9,912	9,749
Occupancy and equipment	2,106	2,045
Depreciation	1,136	1,218
Professional fees	469	363
Postage, delivery, and statement mailings	554	609
Advertising	680	913
Telecommunications	429	451
Bankcard expenses	501	476
Office supplies	539	493
Repossessed asset losses, net of expenses	198	946
FDIC insurance expense	952	895
Other expenses	2,382	2,393
Total Non-interest Expense	19,858	20,551
Income Before Income Taxes	14,532	13,972
Income tax expense	4,918	4,659
Net Income Available to Common Shareholders	$9,614	$9,313

Basic earnings per common share	$0.62	$0.59
Diluted earnings per common share	$0.62	$0.58
Dividends declared per common share	$0.34	$0.34
Average common shares outstanding:
Basic	15,380	15,793
Diluted	15,462	15,851

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
three Months Ended March 31, 2011 and 2010
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2009	$46,249	$102,917	$253,167	$(90,877)	$(2,554)	$308,902
Comprehensive income:
Net income			9,313			9,313
Other comprehensive gain, net of deferred income taxes of $1,386:
Unrealized gain (loss) on available-for-sale securities of $5,091, net of taxes					3,136	3,136
Net unrealized loss on interest rate floors of $1,481, net of taxes					(912)	(912)
Total comprehensive income						11,537
Cash dividends declared ($0.34 per share)			(5,373)			(5,373)
Issuance of stock awards, net		(48)		419		371
Exercise of 200 stock options		(3)		6		3
Purchase of 84,015 treasury shares				(2,605)		(2,605)
Balances at March 31, 2010	$46,249	$102,866	$257,107	$(93,057)	$(330)	$312,835

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2010	$46,249	$103,057	$270,905	$(102,853)	$(2,497)	$314,861
Comprehensive income:
Net income			9,614			9,614
Other comprehensive gain, net of deferred income taxes of $366:
Unrealized gain on available-for-sale securities of $1,276, net of taxes					789	789
Net unrealized loss on interest rate floors of $317, net of taxes					(196)	(196)
Total comprehensive income						10,207
Cash dividends declared ($0.34 per share)			(5,190)			(5,190)
Issuance of stock awards, net		(320)		784		464
Exercise of 5,476 stock options		-		153		153
Purchase of 270,745 treasury shares				(9,373)		(9,373)
Balances at March 31, 2011	$46,249	$102,737	$275,329	$(111,289)	$(1,904)	$311,122

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Three Months Ended March 31
	2011	2010

Operating Activities
Net income	$9,614	$9,313
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	414	166
Provision for loan losses	1,086	1,080
Depreciation of premises and equipment	1,136	1,218
Deferred income tax benefit	(676)	(809)
Accretion of gain from sale of interest rate floors	(196)	(912)
Net periodic employee benefit cost	96	58
Realized investment securities losses	-	1,651
Increase in value of bank-owned life insurance	(782)	(728)
Increase in accrued interest receivable	(885)	(654)
Decrease in other assets	3,468	902
Increase in other liabilities	3,072	3,889
Net Cash Provided by Operating Activities	16,347	15,174

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	-	500
Proceeds from sale of money market and mutual fund securities available-for-sale	208,300	188,700
Purchases of money market and mutual fund securities available-for-sale	(237,801)	(251,942)
Proceeds from sales of securities available-for-sale	291	81
Proceeds from maturities and calls of securities available-for-sale	32,591	25,752
Purchases of securities available-for-sale	(33,275)	(1,536)
Net increase in loans	(5,472)	(9,997)
Purchases of premises and equipment	(473)	(1,213)
Net Cash Used in Investing Activities	(35,839)	(49,655)

Financing Activities
Net increase in noninterest-bearing deposits	6,635	8,740
Net increase in interest-bearing deposits	50,520	30,037
Net increase (decrease) in short-term borrowings	6,592	(10,546)
Repayment of long-term debt	-	(22)
Purchases of treasury stock	(9,373)	(2,605)
Proceeds from exercise of stock options	153	3
Dividends paid	(5,273)	(5,397)
Net Cash Provided by Financing Activities	49,254	20,210
Increase (decrease) in Cash and Cash Equivalents	29,762	(14,271)
Cash and cash equivalents at beginning of period	66,379	62,635
Cash and Cash Equivalents at End of Period	$96,141	$48,364

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2011. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included in the Company’s 2010 Annual Report to Shareholders. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2010 Annual Report of the Company.

Note B –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$64,186	$967	$(321)	$64,832	$65,634	$759	$(467)	$65,926
Mortgage-backed securities:
US government agencies	262,013	8,023	(946)	269,090	259,046	8,264	(493)	266,817
Private label	6,946	105	-	7,051	8,031	87	-	8,118
Trust preferred securities	58,510	1,994	(4,345)	56,159	58,517	1,031	(4,938)	54,610
Corporate securities	16,215	213	(691)	15,737	16,214	63	(884)	15,393
Total Debt Securities	407,870	11,302	(6,303)	412,869	407,442	10,204	(6,782)	410,864
Marketable equity securities	5,208	16	(860)	4,364	5,207	8	(522)	4,693
Non-marketable equity securities	12,262	-	-	12,262	12,553	-	-	12,553
Investment funds	31,118	-	(13)	31,105	1,617	-	(7)	1,610
Total Securities Available-for-Sale	$456,458	$11,318	$(7,176)	$460,600	$426,819	$10,212	$(7,311)	$429,720

	March 31, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of states and political subdivisions	$438	$4	$-	$442	$438	$5	$-	$443
Trust preferred securities	23,437	153	(371)	23,219	23,427	-	(770)	22,657
Total Securities Held-to-Maturity	$23,875	$157	$(371)	$23,661	$23,865	$5	$(770)	$23,100

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2011 and December 31, 2010.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$14,183	$156	$2,068	$165	$16,251	$321
Mortgage-backed securities:
US Government agencies	14,558	946	-	-	14,558	946
Trust preferred securities	6,996	1,140	6,910	3,205	13,906	4,345
Corporate securities	-	-	3,678	691	3,678	691
Marketable equity securities	2,958	538	1,239	322	4,197	860
Investment funds	1,488	13	-	-	1,488	13
Total	$40,183	$2,793	$13,895	$4,383	$54,078	$7,176

Securities held-to-maturity:
Trust preferred securities	$1,981	$41	$7,659	$330	$9,640	$371

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$16,242	$253	$2,141	$214	$18,383	$467
Mortgage-backed securities:
US Government agencies	20,160	493	-	-	20,160	493
Trust preferred securities	6,910	686	6,831	4,252	13,741	4,938
Corporate securities	2,010	26	3,511	858	5,521	884
Marketable equity securities	1,038	221	1,260	301	2,298	522
Investment funds	1,493	7	-	-	1,493	7
Total	$47,853	$1,686	$13,743	$5,625	$61,596	$7,311

Securities held-to-maturity:
Trust preferred securities	$6,623	$198	$7,889	$572	$14,512	$770

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.
During the first quarter of 2011, the Company did not record any credit-related net investment impairment losses.  During 2010, the Company recorded $6.1 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities ($1.8 million credit-related net impairment losses for the full year) with a remaining book value of $7.8 million at December 31, 2010, single issuer bank trust preferred securities ($0.7 million credit-related net impairment losses for the full year) with a remaining book value of $1.2 million at December 31, 2010, and community bank and bank holding company equity positions ($3.6 million credit-related net impairment losses for the full year) with a remaining book value of $3.6 million at December 31, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $1.8 million and $0.7 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the year ending December 31, 2010.  The $3.6 million of credit-related net impairment charges recognized on the community bank and bank holding equity positions was due to trends of poor financial performance over the last several quarters and the length of time and extent to which the market value of these securities have been below the Company’s cost basis.  As a result of these factors, the Company did not expect the market value of these securities to recover in the near future.  These losses were partially offset by realized investment gains of $1.4 million as the Company sold certain single issuer trust preferred securities with a remaining book value of $75.3 million during the year ended December 31, 2010.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s  more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings.  Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.1% of each respective company being traded on a daily basis.  Another factor influencing the market value of these equity securities is a depressed stock market, particularly in the smaller community bank financial sector.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2011, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of March 31, 2011, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At March 31, 2011, the book value of the Company’s five pooled trust preferred securities totaled $7.8 million with an estimated fair value of $2.9 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB ASC 320, Investments-Debt and Equity Securities and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with FASB ASC 320, Investments-Debt and Equity securities.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
When evaluating debt securities for OTTI, the Company determines a credit related portion and a noncredit related portion, if any.  The credit related portion is recognized in earnings and represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The noncredit related portion is recognized in other comprehensive income, and represents the difference between the book value and the fair value of the security less the amount of the credit related impairment.  The determination of whether it is probable that an adverse change in estimated cash flows has occurred is evaluated by comparing estimated cash flows to those previously projected as further described below.  The Company considers this process to be its primary evidence when determining whether credit related OTTI exists.  The results of these analyses are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying issuers and determination of the likelihood of defaults of the underlying collateral.
The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. As in the past, for issuing banks that have defaulted, management assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that 31% of the banks currently deferring or in default will cure such positions between June 2011 and July 2015.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

Based upon the analysis performed by management as of March 31, 2011, no credit-related OTTI charges were recognized.  During the three months ended March 31, 2010, the Company estimated that all the contractual principal and interest payments on the five pooled trust preferred securities it owned would not be collected in their entirety.  The analysis on these five pooled trust preferred securities resulted in a $0.8 million of credit-related OTTI charged during the three months ended March 31, 2010.
The following table presents a progression of the credit loss component of OTTI on debt securities recognized in earnings during the three months ended March 31, 2011.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the debt security was credit impaired (initial credit impairment) or if there is additional credit impairment on a debt security that was credit impaired in previous periods.

(In thousands)	For the three months ended March 31, 2011

Balance at January 1, 2011	$20,476
Additions:
Initial credit impairment	-
Additional credit impairment	-
Balance March 31, 2011	$20,476

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of March 31, 2011:

(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(5)	Pooled	Mezz	$1,124	$508	$95	$(413)	Ca	16	32.7%	22.9	%(2)	3.8%
P2	(6)	Pooled	Mezz	3,778	1,197	745	(452)	Ca	25	25.5%	22.6	%(2)	17.2%
P3	(7)	Pooled	Mezz	2,962	1,545	385	(1,160)	Caa3	27	23.7%	23.0	%(2)	1.9%
P4	(8)	Pooled	Mezz	4,060	1,205	300	(905)	Ca	14	25.3%	-	(3)	3.9%
P5	(9)	Pooled	Mezz	5,147	826	184	(642)	Ca	23	35.6%	22.8	%(2)	23.7%

		Held to Maturity:
P6	(10)	Pooled	Mezz	2,175	986	190	(796)	Ca	16	32.7%	22.9	%(2)	3.8%
P7	(6)	Pooled	Mezz	4,956	1,581	989	(592)	Ca	25	25.5%	22.6	%(2)	17.2%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,042	1,042	-	Ba2	1	-	-
S2	(11)	Single		1,700	944	1,350	406	NR	1	-	-
S3		Single		5,119	5,086	5,063	(23)	BB+	1	-	-
S4		Single		535	512	514	2	BB+	1	-	-
S5	(12)	Single		261	235	75	(160)	NR	1	-	-
S6		Single		4,691	4,697	5,301	604	B2	1	-	-
S7		Single		1,046	1,028	1,005	(23)	NR	1	-	-
S8		Single		1,000	1,000	1,019	19	Caa1	1	-	-

		Held to Maturity:
S9		Single		4,000	4,000	4,000	-	NR	1	-	-
S10		Single		3,360	3,119	3,119	-	NR	1	-	-
S11		Single		3,564	3,539	3,509	(30)	NR	1	-	-
S12		Single		4,321	4,142	3,960	(182)	Ba1	1	-	-

(1)
The differences noted consist of unrealized losses recorded at March 31, 2011 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. The model for this security assumes that 31% of all collateral that is currently deferring will cure between June 2011 and July 2015. If additional underlying issuers cure, this bond could recover at a higher percentage.

(4)
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

(5)
Other-than-temporary impairment losses of $370,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

(6)	No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011 and the year ended December 31, 2010.
(7)
Other-than-temporary impairment losses of $72,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

(8)
Other-than-temporary impairment losses of $619,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

(9)
Other-than-temporary impairment losses of $1,750,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

(10)
Other-than-temporary impairment losses of $706,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

(11)
Other-than-temporary impairment losses of $ 638,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

(12)
Other-than-temporary impairment losses of $15,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2011.

The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,467	$8,512
Due after one year through five years	58,081	57,754
Due after five years through ten years	89,514	86,184
Due after ten years	251,808	260,419
	$407,870	$412,869

Securities Held-to-Maturity
Due in one year or less	$130	$132
Due after one year through five years	308	310
Due after five years through ten years	-	-
Due after ten years	23,437	23,219
	$23,875	$23,661

The Company did not recognize any gross gains or losses from investment security transactions during the quarters ended March 31, 2011 and March 31, 2010.
The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $187.5 million and $204.6 million at March 31, 2011 and December 31, 2010, respectively.

Note C –Loans
The following summarizes the Company’s loans, by portfolio segment:

( In thousands)	March 31, 2011	December 31, 2010

Residential real estate	$615,635	$610,369
Home equity	415,719	416,172
Commercial and industrial	129,475	134,612
Commercial real estate	668,710	661,758
Consumer	37,482	38,424
DDA overdrafts	1,970	2,876
Previously securitized loans	533	789
Gross loans	1,869,524	1,865,000
Allowance for loan losses	(18,414)	(18,224)
Net loans	$1,851,110	$1,846,776

Construction loans of $9.4 million and $7.9 million are included within residential real estate loans at March 31, 2011 and December 31, 2010, respectively.  Construction loans of $24.3 million and $31.5 million are included within commercial real estate loans at March 31, 2011 and December 31, 2010, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

Note D –Allowance For Loan Losses

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2011.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2011 and December 31, 2010.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
Allowance for loan loss:
Beginning balance	$1,864	$8,488	$4,149	$2,640	$95	$988	$-	$18,224
Charge-offs	(75)	(34)	(550)	(237)	(44)	(434)	-	(1,374)
Recoveries	3	2	6	1	38	428	-	478
Provision	(213)	419	611	218	3	48	-	1,086
Ending balance	$1,579	$8,875	$4,216	$2,622	$92	$1,030	$-	$18,414

As of March 31, 2011:
Allowance for loan loss
Evaluated for impairment:
Individually	$150	$1,150	$-	$-	$-	$-	$-	$1,300
Collectively	1,429	7,725	4,216	2,622	92	1,030	-	17,114
Total	$1,579	$8,875	$4,216	$2,622	$92	$1,030	$-	$18,414

Loans
Evaluated for impairment:
Individually	$148	$30,002	$481	$298	$-	$-	$-	$30,929
Collectively	129,327	638,708	615,154	415,421	37,482	1,970	533	1,838,595
Total	$129,475	$668,710	$615,635	$415,719	$37,482	$1,970	$533	$1,869,524

As of December 31, 2010:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$150	$-	$-	$-	$-	$-	$150
Collectively	1,864	8,338	4,149	2,640	95	988	-	18,074
Total	$1,864	$8,488	$4,149	$2,640	$95	$988	$-	$18,224

Loans
Evaluated for impairment:
Individually	$-	$15,909	$483	$1,047	$-	$-	$-	$17,439
Collectively	134,612	645,849	609,886	415,125	38,424	2,876	789	1,847,561
Total	$134,612	$661,758	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk grading.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings are:  Exceptional, Good, Acceptable, Pass/Watch, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields, ratios and leverage, cash flow spread and coverage, prior history, capability of management, market position/industry, potential impact of changing economic, legal, regulatory or environmental conditions, purpose structure, collateral support, and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity, overall collateral position along with other economic trends, and historical payment performance.  The risk grades for each credit are updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review/credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated exceptional, good, acceptable, or pass/watch.  Loans rated special mention, substandard or doubtful are reviewed at least quarterly.  The Company uses the following definitions for risk ratings:

Risk Rating	Description

Exceptional
Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy.  Loans rated within this category pose minimal risk of loss to the bank and the risk grade within this pool of loans is generally updated on an annual basis.

Good
Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles.  Loans within this category are generally reviewed on an annual basis.  Loans in this category generally have a low chance of loss to the bank.

Acceptable
Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles.  Loans within this category generally have a low risk of loss to the bank.

Pass/watch
Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk.  A borrower in this category poses a low to moderate risk of loss to the bank.

Special mention
Loans classified as special mention have a potential weakness(es) that deserves management’s close attention.  The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date.  A loan rated in this category poses a moderate loss risk to the bank.

Substandard
Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt.  Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.

Doubtful
Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable.  Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

The following presents loans by the Company’s credit quality indicators as of March 31, 2011 and December 31, 2010:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
March 31, 2011:
Risk Grade
Exceptional	$3,721	$45	-	-	-	-	-	$3,766
Good	5,279	65,519	-	-	-	-	-	70,798
Acceptable	91,420	394,291	-	-	-	-	-	485,711
Pass/watch	23,445	153,868	-	-	-	-	-	177,313
Special mention	2,487	13,137	-	-	-	-	-	15,624
Substandard	2,989	41,752	-	-	-	-	-	44,741
Doubtful	134	98	-	-	-	-	-	232
Total	$129,475	$668,710						798,185

Payment Activity
Performing	-	-	$614,007	$414,211	$37,482	$1,970	$496	1,068,166
Non-performing	-	-	1,628	1,508	-	-	37	3,173
Total	-	-	$615,635	$415,719	$37,482	$1,970	$533	$1,869,524

December 31, 2010:
Risk Grade
Exceptional	$3,241	$47	-	-	-	-	-	$3,288
Good	5,693	68,417	-	-	-	-	-	74,110
Acceptable	98,067	396,072	-	-	-	-	-	494,139
Pass/watch	20,675	142,223	-	-	-	-	-	162,898
Special mention	4,030	28,547	-	-	-	-	-	32,577
Substandard	2,693	26,354	-	-	-	-	-	29,047
Doubtful	213	98	-	-	-	-	-	311
Total	$134,612	$661,758						796,370

Payment Activity
Performing	-	-	$608,422	$414,599	$38,419	$2,875	$604	1,064,919
Non-performing	-	-	1,947	1,573	5	1	185	3,711
Total	-	-	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans as of March 31, 2011 and December 31, 2010:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
March 31, 2011:
30 – 59 days past due	$397	$1,507	$2,926	$1,925	$65	$230	$262	$7,312
60 – 89 days past due	-	233	152	192	10	1	-	588
Over 90 days past due	-	-	215	143	-	-	-	358
Non-accrual	373	22,015	1,376	1,365	-	-	37	25,166
	770	23,755	4,669	3,625	75	231	299	33,424
Current	128,705	644,955	610,966	412,094	37,407	1,739	234	1,836,100
Total	$129,475	$668,710	$615,635	$415,719	$37,482	$1,970	$533	$1,869,524

December 31, 2010:
30 – 59 days past due	$-	$775	$3,512	$1,817	$122	$354	$247	$6,827
60 – 89 days past due	-	-	667	278	20	6	44	1,015
Over 90 days past due	-	-	595	181	5	1	54	836
Non-accrual	237	7,705	1,352	1,392	-	-	131	10,817
	237	8,480	6,126	3,668	147	361	476	19,495
Current	134,375	653,278	604,243	412,504	38,277	2,515	313	1,845,505
Total	$134,612	$661,758	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Impaired Loans

The following presents the Company’s impaired loans as of March 31, 2011 and December 31, 2010:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
March 31, 2011:
With no related allowance recorded
Recorded investment	$-	$12,974	$481	$1,047	$-	$-	$-	$14,502
Unpaid principal balance	-	15,592	481	1,047	-	-	-	17,120

With an allowance recorded
Recorded investment	$373	$18,717	$1,628	$758	$-	$-	$-	$21,476
Unpaid principal balance	373	18,717	1,628	758	-	-	-	21,476
Related allowance	240	1,597	407	190	-	-	-	2,434

December 31, 2010:
With no related allowance recorded
Recorded investment	$-	$13,755	$483	$1,048	$-	$-	$-	$15,286
Unpaid principal balance	-	18,390	483	1,048	-	-	-	19,921

With an allowance recorded
Recorded investment	$237	$3,670	$1,947	$824	$5	$1	$185	$6,869
Unpaid principal balance	237	4,199	1,947	824	5	1	185	7,398
Related allowance	113	554	487	206	1	1	46	$1,408

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans for the three months ended March 31, 2011:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
March 31, 2011:
With no related allowance recorded
Average recorded investment	$-	$16,215	$481	$1,047	$-	$-	$-	$17,743
Interest income recognized	-	103	8	2	-	-	-	113

With an allowance recorded
Average recorded investment	$282	$8,392	$1,221	$791	$-	$-	$-	$10,686
Interest income recognized	-	-	-	-	-	-	-	-

Approximately $0.1 million of interest income would have been recognized during the three months ended March 31, 2011, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2011.

Note E –Previously Securitized Loans
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

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectability of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three months ended March 31, 2011 and 2010, or for the year ending December 31, 2010.
As of March 31, 2011, the Company reported a book value of previously securitized loans of $0.5 million whereas the actual contractual outstanding balance of previously securitized loans at March 31, 2011 was $11.3 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended March 31, 2011 and 2010, the Company recognized $0.9 million and $0.8 million, respectively, of interest income from its previously securitized loans.

Note F – Short-term borrowings

The components of short-term borrowings are summarized below:
(In thousands)	March 31, 2011	December 31, 2010

Security repurchase agreements	$118,950	$112,335
Short-term advances	352	375
Total short-term borrowings	$119,302	$112,710

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note G – Long-Term Debt

The components of long-term debt are summarized below:

(In thousands)	March 31, 2011	December 31, 2010

Junior subordinated debentures owed
to City Holding Capital Trust III, due
2038(a), interest at a rate of 3.80% and
3.79%, respectively	$ 16,495	$ 16,495

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

The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines.  On July 21, 2010, Congress passed the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”).  Certain provisions of the Dodd-Frank Act will require the Company to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Company’s Tier 1 capital.  The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note H – Employee Benefit Plans
Stock Options
A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31, 2011 and 2010:
	2011		2010
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	287,393	$33.64	280,605	$33.56
Granted	16,000	35.09	15,500	32.09
Exercised	(5,476)	28.00	(200)	13.30
Forfeited	-	-	(750)	33.54
Outstanding at March 31	297,917	$33.83	295,155	$33.50

Additional information regarding stock options outstanding and exercisable at March 31, 2011, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,100	$13.30	10	$24	1,100	$13.30	10	$24
$26.62 - $33.90	188,317	31.51	57	725	136,317	32.05	42	451
$35.09 - $40.88	108,500	38.05	75	4	52,500	37.68	62	-
	297,917			$753	189,917			$475

Proceeds from stock option exercises were less than $0.2 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2011 and March 31, 2010 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million during the three months ended March 31, 2011 and 2010, respectively.

Stock-based compensation expense was less than $0.1 million for both the three months ended March 31, 2011 and March 31, 2010.  Unrecognized stock-based compensation expense related to stock options totaled $0.6 million at March 31, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31:

	2011	2010

Risk-free interest rate	3.07%	3.24%
Expected dividend yield	3.88%	4.24%
Volatility factor	41.12%	42.67%
Expected life of option	8.0 years	8.0 years

Restricted Shares
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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.1 million for the three months ended March 31, 2011 and 2010.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.4 million at March 31, 2011. At March 31, 2011, this unrecognized expense is expected to be recognized over 5.6 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31:
	2011		2010
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	96,060		88,109
Granted	14,050	$35.07	5,450	$32.09
Forfeited/Vested	(568)		(1,466)
Outstanding at March 31	109,542		92,093

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for the three month periods ended March 31, 2011 and March 31, 2010.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of less than $0.1 million to the Defined Benefit Plan during the three months ended March 31, 2011 and March 31, 2010.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(In thousands)	2011	2010

Components of net periodic cost:
Interest cost	$162	$169
Expected return on plan assets	(203)	(203)
Net amortization and deferral	137	92
Net Periodic Pension Cost	$96	$58

Note I – Commitments and Contingencies
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

(In thousands)	March 31, 2011	December 31, 2010

Commitments to extend credit:
Home equity lines	$143,793	$141,162
Commercial real estate	29,495	29,916
Other commitments	163,522	160,535
Standby letters of credit	20,335	19,864
Commercial letters of credit	1,096	1,096

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Note J – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(In thousands)	2011	2010

Net income	$9,614	$9,313

Unrealized security gains (losses) arising during the period	1,276	(11,480)
Reclassification adjustment for (gains) losses included in income	-	(6,389)
	1,276	5,091

Unrealized loss on interest rate floors	(317)	(1,481)
Other comprehensive income before income taxes	10,573	12,923
Tax effect	(366)	(1,386)
Total comprehensive income	$10,207	$11,537

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(In thousands, except per share data)	2011	2010

Distributed earnings allocated to common stock	$5,154	$5,345
Undistributed earnings allocated to common stock	4,392	3,918
Net earnings allocated to common shareholders	$9,546	$9,263

Average shares outstanding	15,380	15,793

Effect of dilutive securities:
Employee stock options	82	58

Shares for diluted earnings per share	15,462	15,851

Basic earnings per share	$0.62	$0.59
Diluted earnings per share	$0.62	$0.58

Options to purchase 108,500 and 190,500 shares of common stock at an exercise price between $35.09 and $40.88 and between $32.41 and $40.88 per share were outstanding during the first quarter of 2011 and the first quarter of 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note L –Fair Value Measurements
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
The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2011.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2011
Assets
Obligations of states and political subdivisions	$64,832	$-	$64,832	$-
Mortgage-backed securities:
U.S. Government agencies	269,090	-	269,090	-
Private label	7,051	-	7,051	-
Trust preferred securities	56,159	-	53,025	3,134
Corporate Securities	15,737	-	15,737	-
Marketable equity securities	4,364	4,364	-	-
Investment funds	31,105	31,105	-	-
Derivative Assets	1,584	-	1,584	-
Liabilities
Derivative Liabilities	1,584	-	1,584	-

December 31, 2010
Assets
Obligations of states and political subdivisions	$65,926	$-	$65,926	$-
Mortgage-backed securities:
U.S. Government agencies	266,817	-	266,817	-
Private label	8,118	-	8,118	-
Trust preferred securities	54,610	-	52,106	2,504
Corporate Securities	15,393	-	15,393	-
Marketable equity securities	4,693	4,693	-	-
Investment funds	1,610	1,610	-	-
Derivative Assets	2,116	-	2,116	-
Liabilities
Derivative Liabilities	2,116	-	2,116	-

The table below presents a reconciliation and income statement classification of gains and losses for investment securities available for sale measured at fair value on a recurring basis for Level 3 assets for the three months ended March 31, 2011 and 2010:
	Three Months Ended March 31,
(In thousands)	2011	2010

Beginning balance	$2,504	$4,005
Impairment losses on investment securities	-	(1,162)
Included in other comprehensive income	630	2,012
Transfers into Level 3	-	-
Ending Balance	$3,134	$4,855

All such transfers into and out of the fair value hierarchy are assumed to be as of the end of the quarter in which the transfer occurred. During the three month periods ended March 31, 2011 and 2010, the Company did not have any transfers between the fair value hierarchy levels.
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At March 31, 2011 and December 31, 2010, the Company has $36.0 million and $22.2 million, respectively of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is determined by utilizing a market based approach based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. At March 31, 2011 and December 31, 2010, the Company has $7.2 million and $9.3 million, respectively of long-lived assets held for sale that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.  The Company wrote-down approximately $0.1 million and $0.7 million of long-lived assets held for sale to their fair value during the three months ended March 31, 2011 and 2010, respectively.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  The Company did not record any fair value losses on impaired loans during the three months ended March 31, 2011 and 2010.
Previously Securitized Loans.  The Company utilizes an income valuation approach through the use of an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  The Company recognized approximately $0.1 million and $0.2 million of accretion for the three months ended March 31, 2011 and 2010, respectively, associated with these loans.  No impairment losses were recorded during 2011 or 2010 on the previously securitized loans related to the change in fair value.

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
The following table represents the estimates of fair value of financial instruments:
	Fair Value of Financial Instruments
	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$96,141	$96,141	$66,379	$66,379
Securities available-for-sale	460,600	460,600	429,720	429,720
Securities held-to-maturity	23,875	23,661	23,865	23,100
Net loans	1,851,110	1,881,938	1,846,776	1,889,986
Accrued interest receivable	8,149	8,149	7,264	7,264
Liabilities:
Deposits	2,228,530	2,133,242	2,171,375	2,091,402
Short-term borrowings	119,302	119,311	112,710	112,722
Long-term debt	16,495	16,495	16,495	16,495

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
Accrued interest receivable:  The carrying value of accrued interest approximates its fair value.
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

Note M– Recent Accounting Pronouncements

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” requires new disclosures for the current reporting period about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements.  The roll-forward disclosures required by ASU 2010-06 were effective in the first quarter of 2011.  The adoptions of these disclosures did not have a material impact on the Company’s statements of income and condition.

ASU No. 2010-20, “Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011 and have been included herein in Note D.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2010 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2010 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 34 - 38 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2010.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the quarter ended March 31, 2011 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Three Months Ended March 31, 2011 vs. 2010
The Company reported consolidated net income of $9.6 million, or $0.62 per diluted common share, for the three months ended March 31, 2011, compared to $9.3 million, or $0.58 per diluted common share, for the first three months of 2010. Return on average assets (“ROA”) was 1.44% and return on average equity (“ROE”) was 11.9% for the first three months of 2011, compared to 1.42% and 11.9%, respectively, for the first three months of 2010.
The Company’s net interest income for the first three months of 2011 decreased $0.7 million compared to the first three months of 2010 (see Net Interest Income). The Company recorded a provision for loan losses of $1.1 million for the first three months of 2011 and 2010 (see Allowance and Provision for Loan Losses).  The Company recorded $1.7 million of credit-related net investment impairment losses in the first three months of 2010, while no credit-related net investment impairment losses were deemed necessary in the first three months of 2011 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding credit-related net investment impairment losses, non-interest income decreased $1.1 million from the three months ended March 31, 2010, to the three months ended March 31, 2011.  Non-interest expenses for the three months ended March 31, 2011 decreased $0.7 million from the three months ended March 31, 2010.
Net Interest Income
Three Months Ended March 31, 2011 vs. 2010
The Company’s tax equivalent net interest income decreased $0.7 million, or 2.9%, from $23.8 million during the first three months of 2010 to $23.1 million during the first three months of 2011.  This decline is due to a decrease in interest income associated with the gain from the sale of interest rate floors.  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the first quarter of 2011, the Company recognized $0.7 million of interest income compared to $1.5 million of interest income recognized in the first quarter of 2010 from the interest rate floors.  The Company’s reported net interest margin decreased from 4.14% for the quarter ended March 31, 2010 to 3.95% for the quarter ended March 31, 2011.

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Three months ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate	$608,653	$7,470	4.98%	$592,935	$7,895	5.40%
Home equity(2)	414,664	5,074	4.96	397,690	5,358	5.46
Commercial, financial, and agriculture(3)	792,536	9,477	4.85	753,548	9,910	5.33
Installment loans to individuals(4)	45,249	812	7.28	47,520	913	7.79
Previously securitized loans	658	905	557.79	1,441	779	219.24
Total loans	1,861,760	23,738	5.17	1,793,134	24,855	5.62
Securities:
Taxable	420,082	4,541	4.38	477,632	5,611	4.76
Tax-exempt(5)	50,725	710	5.68	49,635	724	5.92
Total securities	470,807	5,251	4.52	527,267	6,335	4.87
Deposits in depository institutions	8,661	-	-	4,773	-	-
Federal funds sold	26,780	13	0.20	-	-	-
Total interest-earning assets	2,368,008	29,002	4.97	2,325,174	31,190	5.44
Cash and due from banks	56,459			54,639
Bank premises and equipment	64,342			64,116
Other assets	204,494			207,817
Less: allowance for loan losses	(18,555)			(19,108)
Total assets	$2,674,748			$2,632,638

Liabilities
Interest-bearing demand deposits	$485,204	$244	0.20%	$456,969	$350	0.31%
Savings deposits	402,099	257	0.26	381,900	282	0.30
Time deposits	952,632	5,210	2.22	999,661	6,552	2.66
Short-term borrowings	111,192	72	0.26	110,163	100	0.37
Long-term debt	16,495	157	3.86	16,944	160	3.83
Total interest-bearing liabilities	1,967,622	5,940	1.22	1,965,637	7,444	1.54
Noninterest-bearing demand deposits	369,356			341,132
Other liabilities	19,275			13,343
Stockholders’ equity	318,495			312,526
Total liabilities and stockholders’ equity	$2,674,748			$2,632,638
Net interest income		$23,062			$23,746
Net yield on earning assets			3.95%			4.14%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $478 and $721 from interest rate floors for the three months ended March 31, 2011 and March 31, 2010, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $246 and $760 from interest rate floors for the three months ended March 31, 2011 and March 31, 2010, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended March 31,
	2011 vs. 2010
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$209	$(634)	$(425)
Home equity	229	(513)	(284)
Commercial, financial, and agriculture(1)	513	(946)	(433)
Installment loans to individuals(2)	(44)	(57)	(101)
Previously securitized loans	(423)	549	126
Total loans	484	(1,601)	(1,117)
Securities:
Taxable	(676)	(394)	(1,070)
Tax-exempt(3)	16	(30)	(14)
Total securities	(660)	(424)	(1,084)
Federal funds sold	13	-	13
Total interest-earning assets	$(163)	$(2,025)	$(2,188)

Interest-bearing liabilities:
Interest-bearing demand deposits	$22	$(128)	$(106)
Savings deposits	15	(40)	(25)
Time deposits	(308)	(1,034)	(1,342)
Short-term borrowings	1	(29)	(28)
Long-term debt	(4)	1	(3)
Total interest-bearing liabilities	$(274)	$(1,230)	$(1,504)
Net Interest Income	$111	$(795)	$(684)

(1)	Includes the Company’s commercial and industrial and commercial real estate loan categories.
(2)	Includes the Company’s consumer and DDA overdrafts loan categories.
(3)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table three
Loan Portfolio
	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010

Residential real estate	$615,635	$610,369	$597,429
Home equity	415,719	416,172	398,443
Commercial and industrial	129,475	134,612	141,687
Commercial real estate	668,710	661,758	619,536
Consumer	37,482	38,424	41,144
DDA overdrafts	1,970	2,876	2,453
Previously securitized loans	533	789	1,148
Total loans	$1,869,524	$1,865,000	$1,801,840

As compared to December 31, 2010, loans have increased $4.5 million, or 0.2%, at March 31, 2011.  Residential real estate loans increased $5.2 million, or 0.9%, from $610.4 million at December 31, 2010 to $615.6 million at March 31, 2011.   Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  At March 31, 2011, $9.4 million of the residential real estate loans were for properties under construction.  Home equity loans decreased $0.5 million during the first three months of 2011 to $415.7 million at March 31, 2011.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.

Commercial real estate loans increased $7.0 million, or 1.1%, from $661.7 million at December 31, 2010 to $668.7 million at March 31, 2011.  At March 31, 2011, $24.3 million of the commercial real estate loans were for commercial properties under construction.  Partially offsetting the increase in commercial real estate loans was a decrease in commercial and industrial loans of $5.1 million, to $129.5 million at March 31, 2011.
Consumer loans decreased $0.9 million, or 2.5%, from $38.4 million at December 31, 2010 to $37.5 million at March 31, 2011.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.
As of March 31, 2011, the Company reported $0.5 million of loans classified as “previously securitized loans.” These loans were recorded as a result of the Company’s early redemption of the outstanding notes attributable to the Company’s six loan securitization trusts (see Retained Interests and Previously Securitized Loans). As the outstanding notes were redeemed during 2004 and 2003, the Company became the beneficial owner of the remaining mortgage loans and recorded the carrying amount of those loans within the loan portfolio, classified as “previously securitized loans.” These loans are junior lien mortgage loans on one- to four-family residential properties located throughout the United States. The loans generally have contractual terms of 25 or 30 years and have fixed interest rates. The Company expects this balance to continue to decline as borrowers remit principal payments on the loans.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.1 million in the first three months of 2011, $2.3 million in the fourth quarter of 2010, and $1.1 million in the first three months of 2010.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $0.9 million and $0.8 million for the first three months of 2011 and 2010, respectively.  Net charge-offs in 2011 on commercial loans (including commercial and industrial loans and commercial real estate loans), residential real estate loans and home equity loans were $0.1 million, $0.5 million and $0.2 million, respectively, for the three months ended March 31, 2011 as compared to $0.1 million, $0.5 million and $0.3 million, respectively during the three months ended December 31, 2010.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 1.12% at December 31, 2010 to 1.75% at March 31, 2011, primarily due to a large commercial relationship (approximately $9.7 million) whose performance deteriorated in the first quarter of 2011 and was placed on nonaccrual.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at March 31, 2011.  The Company’s ratio of non-performing assets to total loans and other real estate owned is only 30% of the 5.83% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended December 31, 2010.
The ALLL at March 31, 2011 was $18.4 million compared to $18.2 million at December 31, 2010, an increase of $0.2 million or 1.0%. Below is a summary of the changes in the components of the ALLL from December 31, 2010 to March 31, 2011.
The allowance allocated to the commercial real estate loan portfolio (see Table Six) increased $0.4 million, or 4.6%, from $8.5 million at December 31, 2010 to $8.9 million at March 31, 2011.  This increase is due to recent trends in the commercial real estate portfolio.
The allowance related to the commercial and industrial loan portfolio decreased $0.3 million from $1.9 million at December 31, 2010 to $1.6 million at March 31, 2011 (see Table Six).  This decrease was primarily the result of decreases in the balance of commercial and industrial portfolio.

The allowance allocated to the residential real estate portfolio (see Table Six) increased modestly from $4.1 million at December 31, 2010 to $4.2 million at March 31, 2011.
The allowance allocated to the home equity loan portfolio (see Table Six) remained consistent at $2.6 million at March 31, 2011 and December 31, 2010.
The allowance allocated to the consumer loan portfolio (see Table Six) remained stable at $0.1 million at both March 31, 2011 and December 31, 2010.
The allowance allocated to overdraft deposit accounts (see Table Six) remained consistent at $1.0 million at March 31, 2011 and December 31, 2010.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2011, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table four
Analysis of the Allowance for Loan Losses
			Year Ended
	Three months ended March 31,		December 31,
(In thousands)	2011	2010	2010

Balance at beginning of period	$18,224	$18,541	$18,541

Charge-offs:
Commercial and industrial	(75)	(48)	(73)
Commercial real estate	(34)	(313)	(3,304)
Residential real estate	(550)	(240)	(1,607)
Home equity	(237)	(183)	(930)
Consumer	(44)	(26)	(127)
DDA overdrafts	(434)	(550)	(3,597)
Total charge-offs	(1,374)	(1,360)	(9,638)

Recoveries:
Commercial and industrial	3	8	27
Commercial real estate	2	1	417
Residential real estate	6	14	75
Home equity	1	9	25
Consumer	38	50	169
DDA overdrafts	428	493	1,515
Total recoveries	478	575	2,228
Net charge-offs	(896)	(785)	(7,410)
Provision for loan losses	1,086	1,080	7,093
Balance at end of period	$18,414	$18,836	$18,224

			Year Ended
	Three Months Ended March 31,		December 31,
(In thousands)	2011	2010	2010
As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.19)%	(0.18)%	(0.54)%
Provision for loan losses (annualized)	0.23%	0.24%	0.51%
As a Percent of Non-Performing Loans:
Allowance for loan losses	72.14%	131.60%	156.39%

Table five
Non-Accrual, Past-Due and Restructured loans
	As of March 31,		As of December 31,
(In thousands)	2011	2010	2010

Non-accrual loans	$25,166	$14,008	$10,817
Accruing loans past due 90 days or more	358	305	782
Previously securitized loans past due 90 days or more	-	-	54
Total non-performing loans	25,524	14,313	11,653
Total other real estate owned	7,241	10,800	9,316
Total non-performing assets	$32,765	$25,113	$20,969

The increase in non-accrual loans is primarily due to the large commercial relationship mentioned above whose performance deteriorated in the first quarter of 2011.   This loan has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
The average recorded investment in impaired loans during the three months ended March 31, 2011 and 2010 was $28.4 million and $19.4 million, respectively.  The Company recognized approximately $0.1 million of interest income received in cash on non-accrual and impaired loans for the three month periods ended March 31, 2011 and March 31, 2010, respectively.  Less than $0.2 million of interest income would have been recognized during the three month periods ended March 31, 2011 and March 31, 2010, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2011 and December 31, 2010.  The Company recognized interest income of $0.1 million using the accrual method of income recognition during the time period the loans were impaired for the three month periods ended March 31, 2011 and March 31, 2010, respectively.
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
Information pertaining to impaired loans is included in the following table:
(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Impaired loans with a valuation allowance	$21,476	$6,869	$12,203
Impaired loans with no valuation allowance	14,502	15,286	7,206
Total impaired loans	$35,978	$22,155	$19,409
Allowance for loan losses allocated to impaired loans	$2,434	$1,408	$3,003

Table six
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(In thousands)	2011	2010	2010

Commercial and industrial	$1,579	$1,962	$1,864
Commercial real estate	8,875	9,668	8,488
Residential real estate	4,216	3,377	4,149
Home equity	2,622	2,212	2,640
Consumer	92	148	95
DDA overdrafts	1,030	1,469	988
Allowance for Loan Losses	$18,414	$18,836	$18,224

Previously Securitized Loans
As of March 31, 2011, the Company reported a carrying value of previously securitized loans of $0.5 million, while the actual outstanding contractual balance of these loans was $11.3 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the three months ended March 31, 2011 and for the year ended December 31, 2010, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first three months of 2011 and 2010, the Company recognized $0.9 million and $0.8 million, respectively, of interest income on its previously securitized loans.
Non-Interest Income and Non-Interest Expense
Three Months Ended March 31, 2011 vs. 2010
Non-Interest Income: Exclusive of net other-than-temporary investment impairment losses, non-interest income decreased $1.1 million to $12.7 million in the first three months of 2011 as compared to $13.8 million in the first three months of 2010.  Service charges from depository accounts decreased $1.2 million, or 11.5%, to $9.1 million in the first quarter of 2011 due to the changes from complying with Regulation E, a general decline in consumer spending, and implementation of “real time” processing of all electronic transactions in the second quarter of 2010.  This decrease was slightly offset by an increase in insurance commission revenues of $0.2 million, or 16.0%, from $1.4 million during the first quarter of 2010 to $1.6 million during the first quarter of 2011.
Non-Interest Expense: Non-interest expenses decreased $0.7 million from $20.6 million in the first quarter of 2010 to $19.9 million in the first quarter of 2011.  Most of this decline can be attributable to repossessed asset losses, which decreased $0.7 million, primarily due to the write down of a foreclosed property located in the eastern panhandle of West Virginia in the first quarter of 2010.  Additionally, advertising expenses declined $0.2 million, or 25.5%, from the first quarter of 2010.  These decreases were partially offset by increased salaries and employee benefits of $0.2 million.

Income Tax Expense: The Company’s effective income tax rate for the first quarter of 2011 was 33.8% compared to 32.1% for the year ended December 31, 2010, and 33.3% for the quarter ended March 31, 2010.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2011.

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
The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase or decrease of 400 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.  Due to the current Federal Funds target rate of 25 basis points, the Company has chosen not to reflect a decrease of 25 basis points from current rates in its analysis.
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors are being recognized over the remaining lives of the various hedged loans.  At March 31, 2011, the unrecognized gain was approximately $0.4 million.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2011:
+400	4.25%	+16.1%	+15.0%
+300	3.25	+11.0	+12.1
+200	2.25	+6.2	+8.3
+100	1.25	+1.2	+3.4

December 31, 2010:
+400	4.25%	+16.0%	+15.7%
+300	3.25	+10.9	+12.9
+200	2.25	+6.2	+8.4
+100	1.25	+0.9	+3.2

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2011 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.
Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2011, City National could pay dividends up to $25.3 million plus net profits for the remainder of 2011, as defined by statute, up to the dividend declaration date without prior regulatory permission.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.8 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2011.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of March 31, 2011, the Parent Company reported a cash balance of $2.0 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2011 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2011, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2011, City National has the capacity to borrow an additional $473 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (88.2%, or $441.0 million at March 31, 2011) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 68.6% as of March 31, 2011 and deposit balances fund 82.5% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $484.5 million at March 31, 2011, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $135.8 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 47.1% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $16.3 million of cash from operating activities during the first three months of 2011, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $35.8 million of cash in investing activities during the first three months of 2011 primarily for the purchase of money market securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $49.3 million of cash in financing activities during the first three months of 2011, principally as a result of increasing its interest and noninterest bearing deposits by $57.2 million which was partially offset by cash dividends paid to the Company’s common stockholders of $5.2 million, and the purchase of treasury stock of $9.4 million.
Capital Resources
During the first three months of 2011, Shareholders’ Equity decreased $3.7 million, or 1.2%, from $314.9 million at December 31, 2010 to $311.1 million at March 31, 2011.  This decrease was primarily due common stock purchases of $9.4 million and dividends declared of $5.2 million.  This decrease was partially offset by earnings of $9.6 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. Approximately 271,000 shares were repurchased during the first three months of 2011 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of March 31, 2011, the Company may repurchase an additional 294,000 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2011	2010
City Holding:
Total	8.0%	10.0%	14.5%	14.8%
Tier I Risk-based	4.0	6.0	13.5	13.9
Tier I Leverage	4.0	5.0	10.2	10.5
City National:
Total	8.0%	10.0%	13.2%	13.6%
Tier I Risk-based	4.0	6.0	12.3	12.7
Tier I Leverage	4.0	5.0	9.3	9.6

Item 3 – Quantitative and Qualitative Disclosure About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

In July 2010, City National was named as a defendant in a putative class action, styled Casto, et al v. City National Bank, alleging that the manner in which City National assessed overdraft fees to its consumer checking accounts violates the West Virginia Consumer Credit and Protection Act, breached an implied covenant of good faith and fair dealing and creates an unjust enrichment to City National. The amount claimed by the plaintiffs has not been determined, but could be material.  On October 8, 2010, City National filed a Motion to Dismiss, which was heard on December 13, 2010.  Proposed orders were submitted to the Circuit Court on December 30, 2010, but no ruling has been made.

In April 2011, City Holding Company and City National Bank were named as defendants in a putative class action styled Clay, et al v. City Holding Company and City National Bank, alleging that the manner in which City National assessed overdraft fees to its consumer checking accounts, breached an implied covenant of good faith and fair dealing and created unjust enrichment to City National.  The amount claimed by the plaintiffs has not been determined, but could be material.

We cannot estimate any possible loss or range of loss, if any, at this time for either case listed above.  No assurance can be given at this time that the litigation against us will be resolved amicably, that if this litigation results in an adverse decision that we will be successful in seeking indemnification, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	--	--	--	564,249

February 1 – February 28, 2011	81,548	35.12	81,548	482,701

March 1 – March 31, 2011	189,197	34.40	189,197	293,504

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

Date: May 10, 2011