Form 10-Q
period 2011-06-30
CITY HOLDING CO
filed 2011-08-09
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011
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

Common stock, $2.50 Par Value – 15,085,166 shares as of August 8, 2011.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	June 30	December 31
	2011	2010
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$59,020	$50,043
Interest-bearing deposits in depository institutions	6,825	5,336
Federal funds sold	35,000	11,000
Cash and Cash Equivalents	100,845	66,379

Investment securities available for sale, at fair value	440,889	429,720
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2011 and December 31, 2010 - $24,440 and $23,100, respectively)	23,883	23,865
Total Investment Securities	464,772	453,585

Gross loans	1,897,344	1,865,000
Allowance for loan losses	(18,944)	(18,224)
Net Loans	1,878,400	1,846,776

Bank owned life insurance	77,705	76,231
Premises and equipment, net	64,403	64,530
Accrued interest receivable	7,704	7,264
Net deferred tax asset	29,937	29,235
Intangible assets	56,368	56,573
Other assets	33,686	36,722
Total Assets	$2,713,820	$2,637,295
Liabilities
Deposits:
Noninterest-bearing	$353,495	$337,927
Interest-bearing:
Demand deposits	510,985	486,737
Savings deposits	421,134	397,042
Time deposits	949,007	949,669
Total Deposits	2,234,621	2,171,375

Short-term borrowings	127,199	112,710
Long-term debt	16,495	16,495
Other liabilities	25,126	21,854
Total Liabilities	2,403,441	2,322,434

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2011 and December 31, 2010, less 3,414,116 and 2,994,501 shares in treasury, respectively	46,249	46,249
Capital surplus	102,938	103,057
Retained earnings	280,031	270,905
Cost of common stock in treasury	(117,001)	(102,853)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	1,976	1,022
Unrealized gain on derivative instruments	-	295
Underfunded pension liability	(3,814)	(3,814)
Total Accumulated Other Comprehensive Loss	(1,838)	(2,497)
Total Shareholders’ Equity	310,379	314,861
Total Liabilities and Shareholders’ Equity	$2,713,820	$2,637,295

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Interest Income
Interest and fees on loans	$23,352	$25,991	$47,090	$50,845
Interest on investment securities:
Taxable	4,513	5,317	9,055	10,928
Tax-exempt	445	461	907	931
Interest on federal funds sold	13	1	26	1
Total Interest Income	28,323	31,770	57,078	62,705

Interest Expense
Interest on deposits	5,568	6,831	11,279	14,015
Interest on short-term borrowings	77	98	149	198
Interest on long-term debt	158	163	315	323
Total Interest Expense	5,803	7,092	11,743	14,536
Net Interest Income	22,520	24,678	45,335	48,169
Provision for loan losses	1,286	1,823	2,372	2,903
Net Interest Income After Provision for Loan Losses	21,234	22,855	42,963	45,266

Non-interest Income
Total investment securities impairment losses	-	(1,237)	-	(4,440)
Noncredit impairment losses recognized in other comprehensive
income	-	944	-	2,496
Net investment securities impairment losses	-	(293)	-	(1,944)
Gains on sale of investment securities	3,128	62	3,128	62
Net investment securities gains (losses)	3,128	(231)	3,128	(1,882)

Service charges	9,855	10,448	18,909	20,676
Insurance commissions	1,504	1,244	3,125	2,641
Trust and investment management fee income	730	567	1,483	1,429
Bank owned life insurance	745	813	1,503	1,541
Other income	575	437	1,051	985
Total Non-interest Income	16,537	13,278	29,199	25,390

Non-interest Expense
Salaries and employee benefits	10,183	9,745	20,095	19,494
Occupancy and equipment	1,921	1,874	4,027	3,919
Depreciation	1,140	1,174	2,276	2,392
FDIC insurance expense	932	918	1,884	1,813
Advertising	628	1,241	1,308	2,154
Bankcard expenses	633	448	1,134	924
Postage, delivery, and statement mailings	510	615	1,064	1,224
Office supplies	452	484	991	977
Legal and professional fees	3,511	398	3,980	761
Telecommunications	417	440	846	891
Repossessed asset (gains) losses, net of expenses	(7)	78	191	1,024
Other expenses	2,592	2,550	4,974	4,943
Total Non-interest Expense	22,912	19,965	42,770	40,516
Income Before Income Taxes	14,859	16,168	29,392	30,140
Income tax expense	5,029	5,453	9,947	10,112
Net Income Available to Common Shareholders	$9,830	$10,715	$19,445	$20,028

Basic earnings per common share	$0.65	$0.68	$1.27	$1.27
Diluted earnings per common share	$0.64	$0.68	$1.26	$1.26
Dividends declared per common share	$0.34	$0.34	$0.68	$0.68
Average common shares outstanding:
Basic	15,120	15,656	15,244	15,722
Diluted	15,193	15,721	15,322	15,785

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2011 and 2010
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2009	$46,249	$102,917	$253,167	$(90,877)	$(2,554)	$308,902
Comprehensive income:
Net income			20,028			20,028
Other comprehensive gain, net of deferred
income taxes of $2,185:
Unrealized gain (loss) on available-for-
sale securities of $8,510, net of
taxes					5,242	5,242
Net unrealized loss on interest rate
floors of $2,821, net of taxes					(1,738)	(1,738)
Total comprehensive income						23,532
Cash dividends declared ($0.68 per share)			(10,685)			(10,685)
Issuance of stock awards, net		(192)		682		490
Exercise of 1,700 stock options		(12)		58		46
Purchase of 297,015 treasury shares				(9,710)		(9,710)
Balances at June 30, 2010	$46,249	$102,713	$262,510	$(99,847)	$950	$312,575

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2010	$46,249	$103,057	$270,905	$(102,853)	$(2,497)	$314,861
Comprehensive income:
Net income			19,445			19,445
Other comprehensive gain, net of deferred
income taxes of $407:
Unrealized gain on available-for-sale
securities of $4,671, net of taxes					954	954
Net unrealized loss on interest rate
floors of $477, net of taxes					(295)	(295)
Total comprehensive income						20,104
Cash dividends declared ($0.68 per share)			(10,319)			(10,319)
Issuance of stock awards, net		(119)		784		665
Exercise of 5,476 stock options		-		153		153
Purchase of 447,524 treasury shares				(15,085)		(15,085)
Balances at June 30, 2011	$46,249	$102,938	$280,031	$(117,001)	$(1,838)	$310,379

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Six Months Ended June 30
	2011	2010

Operating Activities
Net income	$19,445	$20,028
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	810	369
Provision for loan losses	2,372	2,903
Depreciation of premises and equipment	2,276	2,392
Deferred income tax benefit	(1,271)	(30)
Accretion of gain from sale of interest rate floors	(295)	(1,738)
Net periodic employee benefit	192	116
Realized investment securities (gains)	(3,128)	(62)
Net investment securities impairment losses	-	1,944
Increase in value of bank-owned life insurance	(1,503)	(1,541)
Proceeds from bank-owned life insurance	14	71
Increase in accrued interest receivable	(440)	(301)
Decrease (increase) in other assets	3,051	(3,049)
Increase in other liabilities	3,887	6,502
Net Cash Provided by Operating Activities	25,410	27,604

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	-	3,217
Proceeds from sale of money market and mutual fund securities available-for-sale	471,831	424,550
Purchases of money market and mutual fund securities available-for-sale	(525,502)	(426,045)
Proceeds from sales of securities available-for-sale	56,101	145
Proceeds from maturities and calls of securities available-for-sale	64,844	55,388
Purchases of securities available-for-sale	(74,287)	(43,407)
Net increase in loans	(34,123)	(42,779)
Purchases of premises and equipment	(2,149)	(2,714)
Net Cash Used in Investing Activities	(43,285)	(31,645)

Financing Activities
Net increase in noninterest-bearing deposits	15,568	2,846
Net increase in interest-bearing deposits	47,678	9,144
Net increase (decrease) in short-term borrowings	14,489	(5,090)
Repayment of long-term debt	-	(44)
Purchases of treasury stock	(15,085)	(9,710)
Proceeds from exercise of stock options	153	46
Dividends paid	(10,462)	(10,779)
Net Cash Provided by (Used in) Financing Activities	52,341	(13,587)
Increase (decrease) in Cash and Cash Equivalents	34,466	(17,628)
Cash and cash equivalents at beginning of period	66,379	62,635
Cash and Cash Equivalents at End of Period	$100,845	$45,007

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2011. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

	June 30, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and political subdivisions	$58,216	$1,066	$(151)	$59,131	$65,634	$759	$(467)	$65,926
Mortgage-backed securities:
US government agencies	231,884	7,539	(481)	238,942	259,046	8,264	(493)	266,817
Private label	6,391	81	-	6,472	8,031	87	-	8,118
Trust preferred securities	51,293	952	(3,969)	48,276	58,517	1,031	(4,938)	54,610
Corporate securities	16,220	126	(689)	15,657	16,214	63	(884)	15,393
Total Debt Securities	364,004	9,764	(5,290)	368,478	407,442	10,204	(6,782)	410,864
Marketable equity securities	5,219	397	(488)	5,128	5,207	8	(522)	4,693
Non-marketable equity securities	11,985	-	-	11,985	12,553	-	-	12,553
Investment funds	55,289	9	-	55,298	1,617	-	(7)	1,610
Total Securities Available-for-Sale	$436,497	$10,170	$(5,778)	$440,889	$426,819	$10,212	$(7,311)	$429,720

	June 30, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of states and political subdivisions	$438	$4	$-	$442	$438	$5	$-	$443
Trust preferred securities	23,445	643	(90)	23,998	23,427	-	(770)	22,657
Total Securities Held-to-Maturity	$23,883	$647	$(90)	$24,440	$23,865	$5	$(770)	$23,100

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2011 and December 31, 2010.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$3,165	$123	$1,073	$27	$4,238	$150
Mortgage-backed securities:
US Government agencies	4,383	481	-	-	4,383	481
Trust preferred securities	840	357	5,159	3,613	5,999	3,970
Corporate securities	-	-	3,681	689	3,681	689
Marketable equity securities	1,215	298	1,371	190	2,586	488
Total	$9,603	$1,259	$11,284	$4,519	$20,887	$5,778

Securities held-to-maturity:
Trust preferred securities	$-	$-	$7,481	$90	$7,481	$90

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$16,242	$253	$2,141	$214	$18,383	$467
Mortgage-backed securities:
US Government agencies	20,160	493	-	-	20,160	493
Trust preferred securities	6,910	686	6,831	4,252	13,741	4,938
Corporate securities	2,010	26	3,511	858	5,521	884
Marketable equity securities	1,038	221	1,260	301	2,298	522
Investment funds	1,493	7	-	-	1,493	7
Total	$47,853	$1,686	$13,743	$5,625	$61,596	$7,311

Securities held-to-maturity:
Trust preferred securities	$6,623	$198	$7,889	$572	$14,512	$770

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.

During the first six months of 2011, the Company did not record any credit-related net investment impairment losses.  During 2010, the Company recorded $6.1 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities ($1.8 million credit-related net impairment losses for the full year) with a remaining book value of $7.8 million at December 31, 2010, single issuer bank trust preferred securities ($0.7 million credit-related net impairment losses for the full year) with a remaining book value of $1.2 million at December 31, 2010, and community bank and bank holding company equity positions ($3.6 million credit-related net impairment losses for the full year) with a remaining book value of $3.6 million at December 31, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $1.8 million and $0.7 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the year ending December 31, 2010.  The $3.6 million of credit-related net impairment charges recognized on the community bank and bank holding equity positions was due to trends of poor financial performance over the last several quarters and the length of time and extent to which the market value of these securities have been below the Company’s cost basis.  As a result of these factors, the Company did not expect the market value of these securities to recover in the near future.  These losses were partially offset by realized investment gains of $1.4 million as the Company sold certain single issuer trust preferred securities with a remaining book value of $75.3 million during the year ended December 31, 2010.
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
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2011, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2011, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At June 30, 2011, the book value of the Company’s five pooled trust preferred securities totaled $7.8 million with an estimated fair value of $4.6 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB Topic ASC 320, Investments-Debt and Equity Securities, (“ASC 320”) and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
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
The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. As in the past, for issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that 31% of the banks currently deferring or in default will cure such positions between June 2011 and July 2015.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

Based upon the analysis performed by management as of June 30, 2011, no credit-related OTTI charges were recognized during either the three or six months ended June 30, 2011.  During the three and six months ended June 30, 2010, the Company recognized $0.3 million and $2.0 million, respectively, of credit-related OTTI charges.
The following table presents a progression of the credit loss component of OTTI on debt securities recognized in earnings.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the debt security was credit impaired (initial credit impairment) or if there is additional credit impairment on a debt security that was credit impaired in previous periods.
	For the six months ended
(In thousands)	June 30, 2011	June 30, 2010

Balance at January 1	$20,476	$18,694
Additions:
Initial credit impairment	-	-
Additional credit impairment	-	1,682
Balance June 30	$20,476	$20,376

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$9,024	$9,086
Due after one year through five years	53,591	53,614
Due after five years through ten years	64,604	60,297
Due after ten years	236,785	245,481
	$364,004	$368,478

Securities Held-to-Maturity
Due in one year or less	$130	$130
Due after one year through five years	308	312
Due after five years through ten years	-	-
Due after ten years	23,445	23,998
	$23,883	$24,440

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Gross realized gains	$3,128	$62	$3,128	$62
Gross realized losses	-	-	-	-
Gain (loss) on sale of investment securities	$3,128	$62	$3,128	$62

The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $168.8 million and $204.6 million at June 30, 2011 and December 31, 2010, respectively.

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of June 30, 2011:
(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/ defaults (as a % of original dollar)	Expected deferrals/ defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(5)	Pooled	Mezz	$1,179	$508	$221	$(287)	Ca	16	32.7%	18.8	%(2)	6.6%
P2	(6)	Pooled	Mezz	3,778	1,197	840	(357)	Ca	22	26.9%	21.8	%(2)	14.7%
P3	(7)	Pooled	Mezz	2,962	1,545	376	(1,169)	Caa3	27	24.4%	22.7	%(2)	0.0%
P4	(8)	Pooled	Mezz	4,060	1,205	272	(933)	Ca	14	25.3%	0.0	% (3)	3.1%
P5	(9)	Pooled	Mezz	5,392	826	190	(636)	Ca	23	35.6%	22.8	%(2)	23.2%

		Held to Maturity:
P6	(10)	Pooled	Mezz	2,281	986	441	(545)	Ca	16	32.7%	21.8	%(2)	3.8%
P7	(6)	Pooled	Mezz	5,017	1,581	1,120	(461)	Ca	22	26.9%	21.8	%(2)	14.7%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,040	1,040	-	Ba2	1	-	-
S2	(11)	Single		1,700	944	1,425	481	NR	1	-	-
S3		Single		5,119	5,083	5,113	30	BB+	1	-	-
S4		Single		535	511	511	-	BB+	1	-	-
S5	(12)	Single		261	235	92	(143)	NR	1	-	-
S6		Single		3,000	3,000	3,030	30	B2	1	-	-
S7		Single		1,046	1,027	1,052	25	NR	1	-	-
S8		Single		1,000	1,000	1,017	17	Caa1	1	-	-

		Held to Maturity:
S9		Single		4,000	4,000	4,000	-	NR	1	-	-
S10		Single		3,360	3,115	2,970	(145)	NR	1	-	-
S11		Single		3,564	3,537	3,647	110	NR	1	-	-
S12		Single		4,321	4,139	4,070	(69)	Ba1	1	-	-

	(1)
The differences noted consist of unrealized losses recorded at June 30, 2011 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

	(5)
Other-than-temporary impairment losses of $370,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

	(6)	No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011 and the year ended December 31, 2010.
	(7)
Other-than-temporary impairment losses of $72,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

	(8)
Other-than-temporary impairment losses of $619,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

	(9)
Other-than-temporary impairment losses of $1,750,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

	(10)
Other-than-temporary impairment losses of $706,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

	(11)
Other-than-temporary impairment losses of $ 638,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

	(12)
Other-than-temporary impairment losses of $15,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the six month period ended June 30, 2011.

Note C –Loans
The following summarizes the Company’s loans, by portfolio segment:

( In thousands)	June 30, 2011	December 31, 2010

Residential real estate	$622,118	$610,369
Home equity	420,752	416,172
Commercial and industrial	121,149	134,612
Commercial real estate	693,959	661,758
Consumer	36,626	38,424
DDA overdrafts	2,415	2,876
Previously securitized loans	325	789
Gross loans	1,897,344	1,865,000
Allowance for loan losses	(18,944)	(18,224)
Net loans	$1,878,400	$1,846,776

Construction loans of $6.9 million and $7.9 million are included within residential real estate loans at June 30, 2011 and December 31, 2010, respectively.  Construction loans of $23.4 million and $31.5 million are included within commercial real estate loans at June 30, 2011 and December 31, 2010, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

Note D –Allowance For Loan Losses

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2011.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2011 and December 31, 2010.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
Allowance for loan loss:
Beginning balance	$1,864	$8,488	$4,149	$2,640	$95	$988	$-	$18,224
Charge-offs	(75)	(200)	(927)	(405)	(58)	(826)	-	(2,491)
Recoveries	6	28	18	5	49	733	-	839
Provision	(851)	1,707	1,062	437	4	13	-	2,372
Ending balance	$944	$10,023	$4,302	$2,677	$90	$908	$-	$18,944

As of June 30, 2011:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$2,800	$-	$-	$-	$-	$-	$2,800
Collectively	944	7,223	4,302	2,677	90	908	-	16,144
Total	$944	$10,023	$4,302	$2,677	$90	$908	$-	$18,944

Loans
Evaluated for impairment:
Individually	$36	$26,096	$479	$298	$-	$-	$-	$26,909
Collectively	121,113	667,863	621,639	420,454	36,626	2,415	325	1,870,435
Total	$121,149	$693,959	$622,118	$420,752	$36,626	$2,415	$325	$1,897,344

As of December 31, 2010:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$150	$-	$-	$-	$-	$-	$150
Collectively	1,864	8,338	4,149	2,640	95	988	-	18,074
Total	$1,864	$8,488	$4,149	$2,640	$95	$988	$-	$18,224

Loans
Evaluated for impairment:
Individually	$-	$15,909	$483	$1,047	$-	$-	$-	$17,439
Collectively	134,612	645,849	609,886	415,125	38,424	2,876	789	1,847,561
Total	$134,612	$661,758	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

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

The following presents loans by the Company’s credit quality indicators as of June 30, 2011 and December 31, 2010:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
June 30, 2011:
Risk Grade
Exceptional	$3,673	$44	-	-	-	-	-	$3,717
Good	6,879	68,341	-	-	-	-	-	75,220
Acceptable	82,158	421,932	-	-	-	-	-	504,090
Pass/watch	26,541	150,110	-	-	-	-	-	176,651
Special mention	396	17,906	-	-	-	-	-	18,302
Substandard	1,373	35,529	-	-	-	-	-	36,902
Doubtful	129	97	-	-	-	-	-	226
Total	$121,149	$693,959						815,108

Payment Activity
Performing	-	-	$620,490	$419,244	$36,626	$2,415	$311	1,079,086
Non-performing	-	-	1,628	1,508	-	-	14	3,150
Total	-	-	$622,118	$420,752	$36,626	$2,415	$325	$1,897,344

December 31, 2010:
Risk Grade
Exceptional	$3,241	$47	-	-	-	-	-	$3,288
Good	5,693	68,417	-	-	-	-	-	74,110
Acceptable	98,067	396,072	-	-	-	-	-	494,139
Pass/watch	20,675	142,223	-	-	-	-	-	162,898
Special mention	4,030	28,547	-	-	-	-	-	32,577
Substandard	2,693	26,354	-	-	-	-	-	29,047
Doubtful	213	98	-	-	-	-	-	311
Total	$134,612	$661,758						796,370

Payment Activity
Performing	-	-	$608,422	$414,599	$38,419	$2,875	$604	1,064,919
Non-performing	-	-	1,947	1,573	5	1	185	3,711
Total	-	-	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans as of June 30, 2011 and December 31, 2010:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
June 30, 2011:
30 – 59 days past due	$476	$2,010	$4,675	$2,126	$156	$277	$252	$9,972
60 – 89 days past due	-	176	159	122	29	2	53	541
Over 90 days past due	-	-	137	51	-	-	-	188
Non-accrual	256	20,194	1,139	1,575	-	-	14	23,178
	732	22,380	6,110	3,874	185	279	319	33,879
Current	120,417	671,579	616,008	416,878	36,441	2,136	6	1,863,465
Total	$121,149	$693,959	$622,118	$420,752	$36,626	$2,415	$325	$1,897,344

December 31, 2010:
30 – 59 days past due	$-	$775	$3,512	$1,817	$122	$354	$247	$6,827
60 – 89 days past due	-	-	667	278	20	6	44	1,015
Over 90 days past due	-	-	595	181	5	1	54	836
Non-accrual	237	7,705	1,352	1,392	-	-	131	10,817
	237	8,480	6,126	3,668	147	361	476	19,495
Current	134,375	653,278	604,243	412,504	38,277	2,515	313	1,845,505
Total	$134,612	$661,758	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Impaired Loans

The following presents the Company’s impaired loans as of June 30, 2011 and December 31, 2010:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
June 30, 2011:
With no related allowance recorded
Recorded investment	$36	$12,013	$479	$1,046	$-	$-	$-	$13,574
Unpaid principal balance	36	14,631	479	1,046	-	-	-	16,192

With an allowance recorded
Recorded investment	$220	$17,847	$1,289	$877	$-	$-	$-	$20,233
Unpaid principal balance	220	17,847	1,289	877	-	-	-	20,233
Related allowance	87	3,765	322	219	-	-	-	4,393

December 31, 2010:
With no related allowance recorded
Recorded investment	$-	$13,755	$483	$1,048	$-	$-	$-	$15,286
Unpaid principal balance	-	18,390	483	1,048	-	-	-	19,921

With an allowance recorded
Recorded investment	$237	$3,670	$1,947	$824	$5	$1	$185	$6,869
Unpaid principal balance	237	4,199	1,947	824	5	1	185	7,398
Related allowance	113	554	487	206	1	1	46	$1,408

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans for the six months ended June 30, 2011:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
June 30, 2011:
With no related allowance recorded
Average recorded investment	$-	$12,047	$479	$1,047	$-	$-	$-	$13,573
Interest income recognized	-	206	15	5	-	-	-	226

With an allowance recorded
Average recorded investment	$129	$17,166	$700	$314	$-	$-	$-	$18,309
Interest income recognized	-	157	-	-	-	-	-	157

Approximately $0.1 million of interest income would have been recognized during each of the three and six months ended June 30, 2011, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2011.

During the third quarter of 2011, the Company became the beneficiary of a life insurance policy carried by one of the Company’s commercial borrowers.  The Company had previously placed several loans to this customer on non-accrual status and taken the charge-offs related to these credits.  The Company anticipates recoveries associated with these loans during the third or fourth quarter of 2011 in the amount of approximately $1.5 million.

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
The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectability of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three or six months ended June 30, 2011 and 2010, or for the year ending December 31, 2010.
As of June 30, 2011, the Company reported a book value of previously securitized loans of $0.3 million whereas the actual contractual outstanding balance of previously securitized loans at June 30, 2011 was $10.9 million. The difference (“the discount”) between the book value and the expected total cash flows from previously securitized loans is being accreted into interest income over the estimated remaining life of the loans.
For the three months ended June 30, 2011 and 2010, the Company recognized $0.8 million and $1.8 million, respectively, of interest income from its previously securitized loans.  During the first six months of 2011 and 2010, the Company recognized $1.7 million and $2.5 million, respectively, of interest income from its previously securitized loans.

Note F – Short-term borrowings

The components of short-term borrowings are summarized below:
( In thousands)	June 30, 2011	December 31, 2010

Security repurchase agreements	$126,871	$112,335
Short-term advances	328	375
Total short-term borrowings	$127,199	$112,710

Securities sold under agreement to repurchase were sold to corporate and government customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Note G – Long-Term Debt

The components of long-term debt are summarized below:

( In thousands)	June 30, 2011	December 31, 2010

Junior subordinated debentures owed
to City Holding Capital Trust III, due
2038(a), interest at a rate of 3.75% and
3.79%, respectively	$ 16,495	$ 16,495

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

Note H – Employee Benefit Plans
Stock Options
A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30, 2011 and 2010:
	2011		2010
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	287,393	$33.64	280,605	$33.56
Granted	16,000	35.09	15,500	32.09
Exercised	(5,476)	28.00	(1,700)	27.11
Forfeited	-	-	(750)	33.54
Outstanding at June 30	297,917	$33.83	293,655	$33.52

Additional information regarding stock options outstanding and exercisable at June 30, 2011, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$13.30	1,100	$13.30	7	$22	1,100	$13.30	7	$22
$26.62 - $33.90	188,317	31.51	54	306	136,317	32.05	39	153
$35.09 - $40.88	108,500	38.05	72	-	52,500	37.68	59	-
	297,917			$328	189,917			$175

Proceeds from stock option exercises were less than $0.2 million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2011 and 2010 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.1 million during the six months ended June 30, 2011 and 2010, respectively.
Stock-based compensation expense totaled $0.1 million for both the six months ended June 30, 2011 and June 30, 2010.  Unrecognized stock-based compensation expense related to stock options totaled $0.6 million at June 30, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.7 years.
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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.3 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.3 million at June 30, 2011. At June 30, 2011, this unrecognized expense is expected to be recognized over 5.4 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the six months ended June 30:
	2011		2010
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	96,060		88,109
Granted	14,050	$35.07	13,450	$32.17
Forfeited/Vested	(1,318)		(4,966)
Outstanding at June 30	108,792		96,593

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for the six months ended June 30, 2011 and 2010.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of less than $0.1 million to the Defined Benefit Plan during the six months ended June 30, 2011 and 2010.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2011	2010	2011	2010

Components of net periodic cost:
Interest cost	$162	$169	$324	$338
Expected return on plan assets	(203)	(203)	(406)	(406)
Net amortization and deferral	137	92	274	184
Net Periodic Pension Cost	$96	$58	$192	$116

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

(In thousands)	June 30, 2011	December 31, 2010

Commitments to extend credit:
Home equity lines	$146,115	$141,162
Commercial real estate	29,067	29,916
Other commitments	150,233	160,535
Standby letters of credit	20,340	19,864
Commercial letters of credit	54	1,096

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.
Based on the Company’s routine review of facts and circumstances related to pending litigation, the Company recorded a $3.0 million litigation reserve accrual during the second quarter of 2011.

Note J – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010

Net income	$9,830	$10,715	$19,445	$20,028

Unrealized security gains arising during the period	3,395	3,418	4,671	14,898
Reclassification adjustment for (gains) losses
included in income	(3,128)	1	(3,128)	(6,388)
	267	3,419	1,543	8,510

Unrealized loss on interest rate floors	(160)	(1,340)	(477)	(2,821)
Other comprehensive income before income taxes	9,937	12,794	20,511	25,717
Tax effect	(40)	(799)	(407)	(2,185)
Total comprehensive income	$9,897	$11,995	$20,104	$23,532

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Distributed earnings allocated tocommon stock	$5,092	$5,274	$10,184	$10,549
Undistributed earnings allocated tocommon stock	4,669	5,373	9,123	9,355
Net earnings allocated to common shareholders	$9,761	$10,647	$19,307	$19,904

Average shares outstanding	15,120	15,656	15,244	15,722

Effect of dilutive securities:
Employee stock options	73	65	78	63

Shares for diluted earnings per share	15,193	15,721	15,322	15,785

Basic earnings per share	$0.65	$0.68	$1.27	$1.27
Diluted earnings per share	$0.64	$0.68	$1.26	$1.26

Options to purchase 133,000 and 113,054 shares of common stock at an exercise price between $33.54 and $40.88 and between $33.54 and $40.88 per share were outstanding during the second quarter of 2011 and the second quarter of 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note L –Fair Value Measurements
FASB ASC Topic 820 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy established by FASB ASC Topic 820 is as follows:
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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2011.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:
(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2011
Assets
Obligations of states and political subdivisions	$59,131	$-	$59,131	$-
Mortgage-backed securities:
U.S. Government agencies	238,942	-	238,942	-
Private label	6,472	-	6,472	-
Trust preferred securities	48,276	-	44,861	3,415
Corporate Securities	15,657	-	15,657	-
Marketable equity securities	5,128	5,128	-	-
Investment funds	55,298	55,298	-	-
Derivative Assets	2,964	-	2,964	-
Liabilities
Derivative Liabilities	2,964	-	2,964	-

December 31, 2010
Assets
Obligations of states and political subdivisions	$65,926	$-	$65,926	$-
Mortgage-backed securities:
U.S. Government agencies	266,817	-	266,817	-
Private label	8,118	-	8,118	-
Trust preferred securities	54,610	-	52,106	2,504
Corporate Securities	15,393	-	15,393	-
Marketable equity securities	4,693	4,693	-	-
Investment funds	1,610	1,610	-	-
Derivative Assets	2,116	-	2,116	-
Liabilities
Derivative Liabilities	2,116	-	2,116	-

The table below presents a reconciliation and income statement classification of gains and losses for investment securities available for sale measured at fair value on a recurring basis for Level 3 assets for the six months ended June 30, 2011 and 2010:
	Six Months Ended June 30,
(In thousands)	2011	2010

Beginning balance	$2,504	$4,005
Impairment losses on investment securities	-	(1,718)
Included in other comprehensive income	911	3,329
Transfers into Level 3	-	-
Ending Balance	$3,415	$5,616

All such transfers into and out of the fair value hierarchy are assumed to be as of the end of the quarter in which the transfer occurred. During the six months ended June 30, 2011 and 2010, the Company did not have any transfers between the fair value hierarchy levels.
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At June 30, 2011 and December 31, 2010, the Company has $33.8 million and $22.2 million, respectively of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is determined by utilizing a market based approach based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. At June 30, 2011 and December 31, 2010, the Company has $8.0 million and $9.3 million, respectively of long-lived assets held for sale that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.  The Company wrote-down approximately $0.1 million and $0.7 million of long-lived assets held for sale to their fair value during the six months ended June 30, 2011 and 2010, respectively.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  The Company did not record any fair value losses on impaired loans during the six months ended June 30, 2011 and 2010.
Previously Securitized Loans.  The Company utilizes an income valuation approach through the use of an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  These assets are considered to be measured at Level 3 in the fair value measurement hierarchy.  The Company recognized approximately $0.3 million and $0.6 million of accretion for the six months ended June 30, 2011 and 2010, respectively, associated with these loans.  No impairment losses were recorded during 2011 or 2010 on the previously securitized loans related to the change in fair value.

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
The following table represents the estimates of fair value of financial instruments:
	Fair Value of Financial Instruments
	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$100,845	$100,845	$66,379	$66,379
Securities available-for-sale	440,889	440,889	429,720	429,720
Securities held-to-maturity	23,883	24,440	23,865	23,100
Net loans	1,878,400	1,913,439	1,846,776	1,889,986
Accrued interest receivable	7,704	7,704	7,264	7,264
Liabilities:
Deposits	2,234,621	2,164,949	2,171,375	2,091,402
Short-term borrowings	127,199	127,204	112,710	112,722
Long-term debt	16,495	16,461	16,495	16,495

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

Note M– Recent Accounting Pronouncements

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011 and have been included herein in Note D.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance contained in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”).  The provisions of ASU No. 2011-04 clarify existing fair value measurements, amend certain principles set forth in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for the Company’s reporting period beginning on January 1, 2012.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate, but consecutive statements, thus eliminating the option to present components of comprehensive income within the statement of changes in shareholders’ equity.  ASU 2011-04 is effective for the Company’s reporting period beginning on January 1, 2012.  The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s financial statements.

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
Pages 38 - 42 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
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

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the quarter ended June 30, 2011 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Six Months Ended June 30, 2011 vs. 2010
The Company reported consolidated net income of $19.4 million, or $1.26 per diluted common share, for the six months ended June 30, 2011, compared to $20.0 million, or $1.26 per diluted common share, for the first six months of 2010. Return on average assets (“ROA”) was 1.44% and return on average equity (“ROE”) was 12.3% for the first six months of 2011, compared to 1.51% and 12.8%, respectively, for the first six months of 2010.
The Company’s net interest income for the first six months of 2011 decreased $2.3 million compared to the first six months of 2010 (see Net Interest Income). The Company recorded a provision for loan losses of $2.4 million for the first six months of 2011; while $2.9 million was recorded for the first six months of 2010 (see Allowance and Provision for Loan Losses).  The Company recorded $1.9 million of credit-related net investment impairment losses in the first six months of 2010, while no credit-related net investment impairment losses were deemed necessary in the first six months of 2011 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding net investment security gains and losses, non-interest income decreased $1.2 million from the six months ended June 30, 2010, to the six months ended June 30, 2011.  Non-interest expenses increased $2.3 million from the six months ended June 30, 2010 due to increased legal and professional fees.
Three Months Ended June 30, 2011 vs. 2010
The Company reported consolidated net income of $9.8 million, or $0.64 per diluted common share, for the three months ended June 30, 2011, compared to $10.7 million, or $0.68 per diluted common share, for the second quarter of 2010. Return on average assets (“ROA”) was 1.45% and return on average equity (“ROE”) was 12.5% for the second quarter of 2011, compared to 1.60% and 13.6%, respectively, for the second quarter of 2010.

The Company’s net interest income for the second quarter of 2011 decreased $1.6 million compared to the second quarter of 2010 (see Net Interest Income). The Company recorded a provision for loan losses of $1.3 million for the second quarter of 2011; while $1.8 million was recorded for the second quarter of 2010 (see Allowance and Provision for Loan Losses).  The Company recorded $0.3 million of credit-related net investment impairment losses in the second quarter of 2010, while no credit-related net investment impairment losses were deemed necessary in the second quarter of 2011 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding net investment security gains and losses, non-interest income decreased $0.1 million from the second quarter of 2010, to the second quarter of 2011.  Non-interest expenses for the three months ended June 30, 2011 increased $2.9 million from the three months ended June 30, 2010 due to increased legal and professional fees.
Net Interest Income
Six Months Ended June 30, 2011 vs. 2010
The Company’s tax equivalent net interest income decreased $2.9 million, or 5.8%, from $48.7 million during the first six months of 2010 to $45.8 million during the first six months of 2011.  This decline is due to a decrease in interest income associated with the gain from the sale of interest rate floors as well as a decrease in interest income from the Company’s previously securitized loans (PSLs).  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the first six months of 2011, the Company recognized $1.1 million of interest income compared to $2.8 million of interest income recognized in the first six months of 2010 from the interest rate floors.  During the first six months of 2011, the Company recognized $1.7 million of interest income compared to $2.5 million of interest income recognized in the first six months of 2010 from the PSLs.  The Company’s reported net interest margin decreased from 4.18% for the six months ended June 30, 2010 to 3.86% for the six months ended June 30, 2011.
Three Months Ended June 30, 2011 vs. 2010
The Company’s tax equivalent net interest income decreased $2.1 million, or 8.7%, from $24.9 million during the second quarter of 2010 to $22.8 million during the second quarter of 2011.  This decline is due to a decrease in interest income associated with the gain from the sale of interest rate floors as well as a decrease in interest income associated with the Company’s PSLs.  During the second quarter of 2011, the Company recognized $0.4 million of interest income compared to $1.3 million of interest income recognized in the second quarter of 2010 from the interest rate floors.  During the second quarter of 2011, the Company recognized $0.8 million of interest income compared to $1.8 million of interest income recognized in the second quarter of 2010 from the PSLs.  The Company’s reported net interest margin decreased from 4.22% for the quarter ended June 30, 2010 to 3.78% for the quarter ended June 30, 2011.

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Six months ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate	$611,071	$14,812	4.89%	$594,715	$15,779	5.35%
Home equity(2)	416,495	10,039	4.86	399,735	10,674	5.38
Commercial, financial, and agriculture(3)	795,238	18,917	4.80	762,440	19,928	5.27
Installment loans to individuals(4)	45,841	1,664	7.32	49,492	1,928	7.86
Previously securitized loans	541	1,658	618.02	1,177	2,536	434.50
Total loans	1,869,186	47,090	5.08	1,807,559	50,845	5.67
Securities:
Taxable	434,624	9,055	4.20	482,646	10,928	4.57
Tax-exempt(5)	49,532	1,395	5.68	49,567	1,432	5.83
Total securities	484,156	10,450	4.35	532,213	12,360	4.68
Deposits in depository institutions	7,976	-	-	5,446	-	-
Federal funds sold	30,913	26	0.17	727	1	0.28
Total interest-earning assets	2,392,231	57,566	4.85	2,345,945	63,206	5.43
Cash and due from banks	54,653			54,094
Bank premises and equipment	64,387			64,302
Other assets	203,875			207,310
Less: allowance for loan losses	(18,677)			(19,315)
Total assets	$2,696,469			$2,652,336

Liabilities
Interest-bearing demand deposits	$487,553	$487	0.20%	$460,658	$692	0.30%
Savings deposits	409,818	530	0.26	386,680	540	0.28
Time deposits	956,430	10,262	2.16	995,760	12,783	2.59
Short-term borrowings	115,690	149	0.26	110,561	198	0.36
Long-term debt	16,495	315	3.85	16,934	323	3.85
Total interest-bearing liabilities	1,985,986	11,743	1.19	1,970,593	14,536	1.49
Noninterest-bearing demand deposits	374,270			351,806
Other liabilities	19,494			16,588
Stockholders’ equity	316,719			313,349
Total liabilities and stockholders’ equity	$2,696,469			$2,652,336
Net interest income		$45,823			$48,670
Net yield on earning assets			3.86%			4.18%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $632 and $1,368 from interest rate floors for the six months ended June 30, 2011 and June 30, 2010, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $488 and $1,453 from interest rate floors for the six months ended June 30, 2011 and June 30, 2010, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Six months ended June 30,
	2011 vs. 2010
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$434	$(1,401)	$(967)
Home equity	448	(1,083)	(635)
Commercial, financial, and agriculture(1)	857	(1,868)	(1,011)
Installment loans to individuals(2)	(142)	(122)	(264)
Previously securitized loans	(1,370)	492	(878)
Total loans	227	(3,982)	(3,755)
Securities:
Taxable	(1,087)	(786)	(1,873)
Tax-exempt(3)	(1)	(36)	(37)
Total securities	(1,088)	(822)	(1,910)
Federal funds sold	42	(17)	25
Total interest-earning assets	$(819)	$(4,821)	$(5,640)

Interest-bearing liabilities:
Interest-bearing demand deposits	$40	$(245)	$(205)
Savings deposits	32	(42)	(10)
Time deposits	(505)	(2,016)	(2,521)
Short-term borrowings	9	(58)	(49)
Long-term debt	(8)	-	(8)
Total interest-bearing liabilities	$(432)	$(2,361)	$(2,793)
Net Interest Income	$(387)	$(2,460)	$(2,847)

(1)	Includes the Company’s commercial and industrial and commercial real estate loan categories.
(2)	Includes the Company’s consumer and DDA overdrafts loan categories.
(3)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

	Three months ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate	$613,463	$7,342	4.80%	$596,474	$7,885	5.30%
Home equity(2)	418,305	4,965	4.76	401,757	5,316	5.31
Commercial, financial, and agriculture(3)	797,909	9,440	4.75	771,234	10,018	5.21
Installment loans to individuals(4)	46,427	852	7.36	51,442	1,015	7.91
Previously securitized loans	426	753	708.98	915	1,757	770.20
Total loans	1,876,530	23,352	4.99	1,821,822	25,991	5.72
Securities:
Taxable	449,006	4,513	4.03	487,604	5,317	4.37
Tax-exempt(5)	48,351	685	5.68	49,501	708	5.74
Total securities	497,357	5,198	4.19	537,105	6,025	4.50
Deposits in depository institutions	7,298	-	-	6,110	-	-
Federal funds sold	35,000	13	0.15	1,445	1	0.28
Total interest-earning assets	2,416,185	28,563	4.74	2,366,482	32,017	5.43
Cash and due from banks	52,867			53,556
Bank premises and equipment	64,432			64,486
Other assets	203,262			206,809
Less: allowance for loan losses	(18,797)			(19,520)
Total assets	$2,717,949			$2,671,813

Liabilities
Interest-bearing demand deposits	$489,876	$243	0.20%	$464,306	$342	0.30%
Savings deposits	417,453	273	0.26	391,407	259	0.27
Time deposits	960,187	5,052	2.11	991,902	6,230	2.52
Short-term borrowings	120,139	77	0.26	110,954	98	0.36
Long-term debt	16,495	158	3.84	16,925	163	3.86
Total interest-bearing liabilities	2,004,150	5,803	1.16	1,975,494	7,092	1.44
Noninterest-bearing demand deposits	379,129			362,363
Other liabilities	19,707			19,792
Stockholders’ equity	314,963			314,164
Total liabilities and stockholders’ equity	$2,717,949			$2,671,813
Net interest income		$22,760			$24,925
Net yield on earning assets			3.78%			4.22%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $154 and $647 from interest rate floors for the three months ended June 30, 2011 and June 30, 2010, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $242 and $694 from interest rate floors for the three months ended June 30, 2011 and June 30, 2010, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended June 30,
	2011 vs. 2010
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$225	$(768)	$(543)
Home equity	219	(570)	(351)
Commercial, financial, and agriculture(1)	346	(924)	(578)
Installment loans to individuals(2)	(99)	(64)	(163)
Previously securitized loans	(939)	(65)	(1,004)
Total loans	(248)	(2,391)	(2,639)
Securities:
Taxable	(421)	(383)	(804)
Tax-exempt(3)	(16)	(7)	(23)
Total securities	(437)	(390)	(827)
Federal funds sold	23	(11)	12
Total interest-earning assets	$(662)	$(2,792)	$(3,454)

Interest-bearing liabilities:
Interest-bearing demand deposits	$19	$(118)	$(99)
Savings deposits	17	(3)	14
Time deposits	(199)	(979)	(1,178)
Short-term borrowings	8	(29)	(21)
Long-term debt	(4)	(1)	(5)
Total interest-bearing liabilities	$(159)	$(1,130)	$(1,289)
Net Interest Income	$(503)	$(1,662)	$(2,165)

(1)	Includes the Company’s commercial and industrial and commercial real estate loan categories.
(2)	Includes the Company’s consumer and DDA overdrafts loan categories.
(3)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table Five
Loan Portfolio
	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010

Residential real estate	$622,118	$610,369	$605,026
Home equity	420,752	416,172	404,789
Commercial and industrial	121,149	134,612	140,406
Commercial real estate	693,959	661,758	637,708
Consumer	36,626	38,424	40,447
DDA overdrafts	2,415	2,876	3,412
Previously securitized loans	325	789	1,784
Total loans	$1,897,344	$1,865,000	$1,833,572

As compared to December 31, 2010, loans have increased $32.3 million, or 1.7%, at June 30, 2011.  Residential real estate loans increased $11.7 million, or 1.9%, from $610.4 million at December 31, 2010 to $622.1 million at June 30, 2011.   Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  At June 30, 2011, $6.9 million of the residential real estate loans were for properties under construction.  Home equity loans increased $4.6 million during the first six months of 2011 to $420.8 million at June 30, 2011.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.
Commercial real estate loans increased $32.2 million, or 4.9%, from $661.8 million at December 31, 2010 to $694.0 million at June 30, 2011.  At June 30, 2011, $23.4 million of the commercial real estate loans were for commercial properties under construction.  Partially offsetting the increase in commercial real estate loans was a decrease in commercial and industrial loans of $13.5 million, to $121.1 million at June 30, 2011.
Consumer loans decreased $1.8 million, or 4.7%, from $38.4 million at December 31, 2010 to $36.6 million at June 30, 2011.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $2.4 million in the first six months of 2011 as compared to $2.9 million in the first six months of 2010.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $1.7 million and $2.0 million for the first six months of 2011 and 2010, respectively.  Net charge-offs in 2011 on commercial loans (including commercial and industrial loans and commercial real estate loans), residential real estate loans and home equity loans were $0.2 million, $0.9 million and $0.4 million, respectively, for the six months ended June 30, 2011 as compared to $0.8 million, $0.6 million and $0.4 million, respectively during the six months ended June 30, 2010.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 1.12% at December 31, 2010 to 1.65% at June 30, 2011, primarily due to a large commercial relationship (approximately $9.7 million) whose performance deteriorated during the first quarter of 2011 and was placed on nonaccrual.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the value of the collateral securing such loans, is adequate to cover losses that may result from these loans at June 30, 2011.  The Company’s ratio of non-performing assets to total loans and other real estate owned is only 29% of the 5.66% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended March 31, 2011.
The ALLL at June 30, 2011 was $18.9 million compared to $18.2 million at December 31, 2010, an increase of $0.7 million or 4.0%. Below is a summary of the changes in the components of the ALLL from December 31, 2010 to June 30, 2011.

The allowance allocated to the commercial real estate loan portfolio (see Table Eight) increased $1.5 million, or 18.1%, from $8.5 million at December 31, 2010 to $10.0 million at June 30, 2011.  This increase is primarily related to three relationships that became impaired during 2011.
The allowance related to the commercial and industrial loan portfolio decreased $1.0 million from $1.9 million at December 31, 2010 to $0.9 million at June 30, 2011 (see Table Eight).  This decrease was primarily the result of decreases in the balance of commercial and industrial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Eight) increased modestly from $4.1 million at December 31, 2010 to $4.3 million at June 30, 2011.
The allowance allocated to the home equity loan portfolio (see Table Eight) remained consistent at $2.7 million and $2.6 million at June 30, 2011 and December 31, 2010, respectively.
The allowance allocated to the consumer loan portfolio (see Table Eight) remained stable at $0.1 million at both June 30, 2011 and December 31, 2010.
The allowance allocated to overdraft deposit accounts (see Table Eight) remained consistent at $0.9 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2011, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.
During the third quarter of 2011, the Company became the beneficiary of a life insurance policy carried by one of the Company’s commercial borrowers.  The Company had previously placed several loans to this customer on non-accrual status and taken the charge-offs related to these credits.  The Company anticipates recoveries associated with these loans during the third or fourth quarter of 2011 in the amount of approximately $1.5 million.

Table Six
Analysis of the Allowance for Loan Losses
			Year Ended
	Six months ended June 30,		December 31,
(In thousands)	2011	2010	2010

Balance at beginning of period	$18,224	$18,541	$18,541

Charge-offs:
Commercial and industrial	(75)	(48)	(73)
Commercial real estate	(200)	(1,109)	(3,304)
Residential real estate	(927)	(639)	(1,607)
Home equity	(405)	(421)	(930)
Consumer	(58)	(46)	(127)
DDA overdrafts	(826)	(1,115)	(3,597)
Total charge-offs	(2,491)	(3,378)	(9,638)

Recoveries:
Commercial and industrial	6	10	27
Commercial real estate	28	377	417
Residential real estate	18	51	75
Home equity	5	10	25
Consumer	49	103	169
DDA overdrafts	733	839	1,515
Total recoveries	839	1,390	2,228
Net charge-offs	(1,652)	(1,988)	(7,410)
Provision for loan losses	2,372	2,903	7,093
Balance at end of period	$18,944	$19,456	$18,224

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.18)%	(0.22)%	(0.54)%
Provision for loan losses (annualized)	0.25%	0.32%	0.51%
As a Percent of Non-Performing Loans:
Allowance for loan losses	81.08%	177.78%	156.39%

Table Seven
Non-Accrual, Past-Due and Restructured loans
	As of June 30,		As of December 31,
(In thousands)	2011	2010	2010

Non-accrual loans	$23,178	$10,246	$10,817
Accruing loans past due 90 days or more	188	698	782
Previously securitized loans past due 90 days or more	-	-	54
Total non-performing loans	23,366	10,944	11,653
Total other real estate owned	7,999	12,722	9,316
Total non-performing assets	$31,365	$23,666	$20,969

The increase in non-accrual loans is primarily due to deteriorating performance in the first quarter of a large commercial relationship.  This loan has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.  These non-accrual loans increased the reserve by approximately $2.8 million during the six months of 2011 that were offset by the improvement in the credit quality of the balance of the remaining loan portfolio.
The average recorded investment in impaired loans during the six months ended June 30, 2011 and 2010 was $31.9 million and $20.4 million, respectively.  The Company recognized approximately $0.1 million of interest income received in cash on non-accrual and impaired loans for the six month periods ended June 30, 2011 and 2010.  Less than $0.2 million of interest income would have been recognized during the six month periods ended June 30, 2011 and June 30, 2010, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2011 and December 31, 2010.  The Company recognized interest income of $0.1 million using the accrual method of income recognition during the time period the loans were impaired for the six month periods ended June 30, 2011 and June 30, 2010, respectively.
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

Information pertaining to impaired loans is included in the following table:
(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Impaired loans with a valuation allowance	$20,233	$6,869	$17,255
Impaired loans with no valuation allowance	13,574	15,286	6,381
Total impaired loans	$33,807	$22,155	$23,636
Allowance for loan losses allocated
to impaired loans	$4,393	$1,408	$2,722

Table Eight
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(In thousands)	2011	2010	2010

Commercial and industrial	$944	$2,069	$1,864
Commercial real estate	10,023	10,170	8,488
Residential real estate	4,302	3,404	4,149
Home equity	2,677	2,123	2,640
Consumer	90	114	95
DDA overdrafts	908	1,576	988
Allowance for Loan Losses	$18,944	$19,456	$18,224

Previously Securitized Loans
As of June 30, 2011, the Company reported a carrying value of previously securitized loans of $0.3 million, while the actual outstanding contractual balance of these loans was $10.9 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.
During the six months ended June 30, 2011 and for the year ended December 31, 2010, the Company has experienced net recoveries on these loans primarily due to increased collection efforts.  Subsequent to our assumption of the servicing of these loans during 2005, the Company has averaged net recoveries, but does not believe that the trend of net recoveries can be sustained indefinitely.
During the first six months of 2011 and 2010, the Company recognized $1.7 million and $2.5 million, respectively, of interest income on its previously securitized loans.
Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2011 vs. 2010
Non-Interest Income: Exclusive of net investment security gains and losses, non-interest income decreased $1.2 million to $26.1 million in the first six months of 2011 as compared to $27.3 million in the first six months of 2010.  Service charges from depository accounts decreased $1.8 million, or 8.5%, to $18.9 million in the first six months of 2011 due to the changes from complying with Regulation E, a general decline in consumer spending, and implementation of “real time” processing of all electronic transactions in the second quarter of 2010.  This decrease was slightly offset by an increase in insurance commission revenues of $0.5 million, or 18.3%, from $2.6 million during the first six months of 2010 to $3.1 million during the first six months of 2011.

Non-Interest Expense: Non-interest expenses increased $2.3 million from $40.5 million in the first half of 2010 to $42.8 million in the first six months of 2011 due to increased legal and professional fees ($3.2 million) and salaries and employee benefits ($0.6 million).  Based on the Company’s routine review of facts and circumstances related to pending litigation, the Company recorded a $3.0 million litigation reserve accrual during the second quarter of 2011.  These increases were partially offset by declines in repossessed asset losses and advertising expenses.  Repossessed asset losses decreased $0.8 million due to the write down of a foreclosed property located in the eastern panhandle of West Virginia in the first half of 2010, while advertising expenses declined $0.8 million as the Company attempted to communicate with its customer base in regard to the passage of Regulation E during 2010.
Income Tax Expense: The Company’s effective income tax rate for the first half of 2011 was 33.8% compared to 32.1% for the year ended December 31, 2010, and 33.6% for the first six months ended June 30, 2010.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2011.
Three Months Ended March 31, 2011 vs. 2010
Non-Interest Income: Exclusive of net other-than-temporary investment impairment losses, non-interest income decreased $0.1 million to $13.4 million in the second quarter of 2011 as compared to $13.5 million in the second quarter of 2010.  Service charges from depository accounts decreased $0.6 million, or 5.7%, to $9.9 million in the second quarter of 2011 due to the changes from complying with Regulation E, a general decline in consumer spending, and implementation of “real time” processing of all electronic transactions in the second quarter of 2010.  This decrease was slightly offset by an increase in insurance commission and trust and investment management fee revenues of $0.3 million, or 20.9%, and $0.2 million, or 28.7%, respectively.
Non-Interest Expense: Non-interest expenses increased $2.9 million from $20.0 million in the second quarter of 2010 to $22.2 million in the second quarter of 2011.  Most of this increase can be attributable to increased legal and professional fees, as discussed previously.  In addition, salaries and employee benefits and bankcard expenses increased $0.4 million and $0.2 million, respectively.  These increases were partially offset by lower advertising expenses ($0.6 million) as part of the Company’s efforts to communicate with its customers about their options concerning Regulation E during the second quarter of 2010.
Income Tax Expense: The Company’s effective income tax rate for the second quarter of 2011 was 33.8% compared to 32.1% for the year ended December 31, 2010, and 33.7% for the quarter ended June 30, 2010.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2011.

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
During 2005 and 2006, the Company entered into interest rate floors with a total notional value of $600 million, with maturities between May 2008 and June 2011.  These derivative instruments provided the Company protection against the impact of declining interest rates on future income streams from certain variable rate loans.  During 2008, interest rate floors with a total notional value of $150 million matured.  The remaining interest rate floors with a total notional value of $450 million were sold during 2008.  The gains from the sales of these interest rate floors were recognized over the remaining lives of the various hedged loans.
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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2011:
+400	4.25%	+17.5%	+19.7%
+300	3.25	+12.0	+15.7
+200	2.25	+6.8	+10.5
+100	1.25	+1.4	+4.5

December 31, 2010:
+400	4.25%	+16.0%	+15.7%
+300	3.25	+10.9	+12.9
+200	2.25	+6.2	+8.4
+100	1.25	+0.9	+3.2

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

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2011, City National could pay dividends up to $19.6 million plus net profits for the remainder of 2011, as defined by statute, up to the dividend declaration date without prior regulatory permission.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.5 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2011.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.7 million of additional cash over the next 12 months. As of June 30, 2011, the Parent Company reported a cash balance of $2.0 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2011, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2011, City National has the capacity to borrow an additional $473 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (94.9%, or $440.9 million at June 30, 2011) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 69.2% as of June 30, 2011 and deposit balances fund 82.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $464.8 million at June 30, 2011, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $143.7 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 47.4% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $25.4 million of cash from operating activities during the first six months of 2011, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $43.3 million of cash in investing activities during the first six months of 2011 primarily for the purchase of money market securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $52.3 million of cash in financing activities during the first six months of 2011, principally as a result of increasing its interest and noninterest bearing deposits by $63.2 million which was partially offset by cash dividends paid to the Company’s common stockholders of $10.5 million, and the purchase of treasury stock of $15.1 million.
Capital Resources
During the first six months of 2011, Shareholders’ Equity decreased $4.5 million, or 1.4%, from $314.9 million at December 31, 2010 to $310.4 million at June, 2011.  This decrease was primarily due to common stock purchases of $15.1 million and dividends declared of $10.3 million.  This decrease was partially offset by earnings of $19.4 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  Approximately 448,000 shares were repurchased during the first six months of 2011.  On July 27, 2011, the Board terminated the existing share repurchase plan and approved a new one million share repurchase plan to be completed at times and prices at the discretion of management.

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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2011	2010
City Holding:
Total	8.0%	10.0%	14.4%	14.8%
Tier I Risk-based	4.0	6.0	13.4	13.9
Tier I Leverage	4.0	5.0	10.1	10.5
City National:
Total	8.0%	10.0%	13.1%	13.6%
Tier I Risk-based	4.0	6.0	12.1	12.7
Tier I Leverage	4.0	5.0	9.1	9.6

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

In July 2010, City National was named as a defendant in a putative class action, styled Casto, et al v. City National Bank, in the Circuit Court of Kanawha County, WV, alleging that the manner in which City National assessed overdraft fees to its consumer checking accounts violates the West Virginia Consumer Credit and Protection Act, breached an implied covenant of good faith and fair dealing and creates an unjust enrichment to City National. The amount claimed by the plaintiffs has not been determined, but could be material.  On October 8, 2010, City National filed a Motion to Dismiss, which was heard on December 13, 2010.  Proposed orders were submitted to the Circuit Court on December 30, 2010, but no ruling has been made.

In April 2011, City Holding Company and City National Bank were named as defendants in a putative class action styled Clay, et al v. City Holding Company and City National Bank, filed in the United States District Court located in the Southern District of West Virginia, alleging that the manner in which City National assessed overdraft fees to its consumer checking accounts, breached an implied covenant of good faith and fair dealing and created unjust enrichment to City National.  The amount claimed by the plaintiffs has not been determined, but could be material.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2011	--	--	--	293,504

May 1 – May 31, 2011	119,179	32.70	119,179	174,325

June 1 – June 30, 2011	57,600	31.52	57,600	116,725

(a)  In October 2009, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  On July 27, 2011, the Company announced that the Board of Directors rescinded the share repurchase program approved in October 2009 and announced that it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders.  No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	(Removed and Reserved)	None.

Item 5.	Other Information.	None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Date: August 9, 2011