Form 10-Q
period 2011-09-30
CITY HOLDING CO
filed 2011-11-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011
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

Common stock, $2.50 Par Value – 14,811,289 shares as of November 8, 2011.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress; and (14) disruptions to the credit and financial markets including any impact of the downgrade of U. S. government obligations by one of the credit ratings agencies and the adverse effects of the debt crisis in Europe. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	September 30	December 31
	2011	2010
	(Unaudited)	(Note A)
Assets
Cash and due from banks	$42,188	$50,043
Interest-bearing deposits in depository institutions	6,599	5,336
Federal funds sold	35,000	11,000
Cash and Cash Equivalents	83,787	66,379

Investment securities available for sale, at fair value	393,261	429,720
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2011 and December 31, 2010 - $23,550 and $23,100, respectively)	23,759	23,865
Total Investment Securities	417,020	453,585

Gross loans	1,925,798	1,865,000
Allowance for loan losses	(19,848)	(18,224)
Net Loans	1,905,950	1,846,776

Bank owned life insurance	78,233	76,231
Premises and equipment, net	64,813	64,530
Accrued interest receivable	6,800	7,264
Net deferred tax asset	31,000	29,235
Intangible assets	56,266	56,573
Other assets	41,377	36,722
Total Assets	$2,685,246	$2,637,295
Liabilities
Deposits:
Noninterest-bearing	$363,504	$337,927
Interest-bearing:
Demand deposits	505,863	486,737
Savings deposits	433,298	397,042
Time deposits	891,656	949,669
Total Deposits	2,194,321	2,171,375

Short-term borrowings
FHLB borrowings	305	375
Customer repurchase agreements	127,576	112,335
Long-term debt	16,495	16,495
Other liabilities	36,657	21,854
Total Liabilities	2,375,354	2,322,434

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2011 and December 31, 2010, less 3,640,993 and 2,994,501 shares in treasury, respectively	46,249	46,249
Capital surplus	103,120	103,057
Retained earnings	286,535	270,905
Cost of common stock in treasury	(123,311)	(102,853)
Accumulated other comprehensive (loss):
Unrealized gain on securities available-for-sale	1,113	1,022
Unrealized gain on derivative instruments	-	295
Underfunded pension liability	(3,814)	(3,814)
Total Accumulated Other Comprehensive Loss	(2,701)	(2,497)
Total Shareholders’ Equity	309,892	314,861
Total Liabilities and Shareholders’ Equity	$2,685,246	$2,637,295

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Interest Income
Interest and fees on loans	$23,326	$24,487	$70,416	$75,332
Interest on investment securities:
Taxable	4,639	5,019	13,694	15,947
Tax-exempt	392	452	1,299	1,383
Interest on federal funds sold	13	12	39	13
Total Interest Income	28,370	29,970	85,448	92,675

Interest Expense
Interest on deposits	4,550	6,551	15,829	20,566
Interest on short-term borrowings	90	86	239	284
Interest on long-term debt	159	173	474	496
Total Interest Expense	4,799	6,810	16,542	21,346
Net Interest Income	23,571	23,160	68,906	71,329
Provision for loan losses	-	1,847	2,372	4,750
Net Interest Income After Provision for Loan Losses	23,571	21,313	66,534	66,579

Non-interest Income
Total investment securities impairment losses	(1,849)	(3,028)	(1,849)	(7,468)
Noncredit impairment losses recognized in other comprehensive
income	1,494	127	1,494	2,623
Net investment securities impairment losses	(355)	(2,901)	(355)	(4,845)
Gains on sale of investment securities	627	1,335	3,756	1,397
Net investment securities gains (losses)	272	(1,566)	3,401	(3,448)

Service charges	9,840	9,702	28,749	30,378
Insurance commissions	1,388	1,346	4,513	3,987
Trust and investment management fee income	699	618	2,181	2,047
Bank owned life insurance	952	1,104	2,455	2,645
Other income	380	439	1,434	1,424
Total Non-interest Income	13,531	11,643	42,733	37,033

Non-interest Expense
Salaries and employee benefits	10,302	9,817	30,397	29,311
Occupancy and equipment	2,057	1,917	6,084	5,836
Depreciation	1,131	1,145	3,408	3,537
FDIC insurance expense	392	963	2,276	2,775
Advertising	546	891	1,854	3,045
Bankcard expenses	559	481	1,693	1,405
Postage, delivery, and statement mailings	551	599	1,615	1,823
Office supplies	492	497	1,483	1,474
Legal and professional fees	567	414	4,547	1,175
Telecommunications	371	413	1,217	1,304
Repossessed asset losses, net of expenses	109	234	300	1,258
Other expenses	2,611	2,433	7,585	7,377
Total Non-interest Expense	19,688	19,804	62,459	60,320
Income Before Income Taxes	17,414	13,152	46,808	43,292
Income tax expense	5,837	4,129	15,784	14,241
Net Income Available to Common Shareholders	$11,577	$9,023	$31,024	$29,051

Basic earnings per common share	$0.77	$0.58	$2.03	$1.85
Diluted earnings per common share	$0.76	$0.58	$2.02	$1.84
Dividends declared per common share	$0.34	$0.34	$1.02	$1.02
Average common shares outstanding:
Basic	15,003	15,496	15,165	15,646
Diluted	15,071	15,552	15,242	15,710

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2011 and 2010
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2009	$46,249	$102,917	$253,167	$(90,877)	$(2,554)	$308,902
Comprehensive income:
Net income			29,051			29,051
Other comprehensive gain, net of deferred
income taxes of $3,149:
Net unrealized gain on available-for-
sale securities of $11,897, net of
taxes					7,329	7,329
Net unrealized loss on interest rate
floors of $3,696, net of taxes					(2,277)	(2,277)
Total comprehensive income						34,103
Cash dividends declared ($1.02 per share)			(15,952)			(15,952)
Issuance of stock awards, net		(38)		682		644
Exercise of 1,700 stock options		(12)		58		46
Purchase of 408,151 treasury shares				(12,902)		(12,902)
Balances at September 30, 2010	$46,249	$102,867	$266,266	$(103,039)	$2,498	$314,841

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2010	$46,249	$103,057	$270,905	$(102,853)	$(2,497)	$314,861
Comprehensive income:
Net income			31,024			31,024
Other comprehensive gain, net of deferred
income taxes of $124:
Net unrealized gain on available-for-
securities of $149, net of taxes					91	91
Net unrealized loss on interest rate
floors of $477, net of taxes					(295)	(295)
Total comprehensive income						30,820
Cash dividends declared ($1.02 per share)			(15,394)			(15,394)
Issuance of stock awards, net		83		784		867
Exercise of 6,576 stock options		(20)		188		168
Purchase of 675,501 treasury shares				(21,430)		(21,430)
Balances at September 30, 2011	$46,249	$103,120	$286,535	$(123,311)	$(2,701)	$309,892

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)
	Nine Months Ended September 30
	2011	2010

Operating Activities
Net income	$31,024	$29,051
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	1,296	674
Provision for loan losses	2,372	4,750
Depreciation of premises and equipment	3,408	3,537
Deferred income tax benefit	(1,802)	(877)
Accretion of gain from sale of interest rate floors	(295)	(2,277)
Net periodic employee benefit	289	174
Realized investment securities (gains) losses	(3,756)	-
Net investment securities impairment losses	355	4,845
Increase in value of bank-owned life insurance	(2,455)	(2,645)
Proceeds from bank-owned life insurance	492	657
Decrease (increase) in accrued interest receivable	464	(329)
Increase in other assets	(4,694)	(14,076)
Increase in other liabilities	15,577	11,909
Net Cash Provided by Operating Activities	42,275	35,393

Investing Activities
Proceeds from maturities and calls of securities held-to-maturity	1,338	3,217
Proceeds from sale of money market and mutual fund securities available-for-sale	617,230	677,250
Purchases of money market and mutual fund securities available-for-sale	(617,337)	(661,949)
Proceeds from sales of securities available-for-sale	56,371	10,849
Proceeds from maturities and calls of securities available-for-sale	88,807	84,789
Purchases of securities available-for-sale	(107,050)	(45,494)
Net increase in loans	(61,800)	(37,912)
Purchases of premises and equipment	(3,691)	(4,335)
Net Cash (Used in) Provided by Investing Activities	(26,132)	26,415

Financing Activities
Net increase (decrease) in noninterest-bearing deposits	25,577	(11,219)
Net (decrease) increase in interest-bearing deposits	(2,631)	6,247
Net increase (decrease) in short-term borrowings	15,171	(7,695)
Repayment of long-term debt	-	(67)
Purchases of treasury stock	(21,429)	(12,902)
Proceeds from exercise of stock options	168	46
Dividends paid	(15,591)	(16,083)
Net Cash Provided by (Used in) Financing Activities	1,265	(41,673)
Increase in Cash and Cash Equivalents	17,408	20,135
Cash and cash equivalents at beginning of period	66,379	62,635
Cash and Cash Equivalents at End of Period	$83,787	$82,770

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2011. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

	September 30, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
US Government agencies	$6,377	$203	$-	$6,580	$7,837	$165	$-	$8,002
Obligations of states and political subdivisions	56,198	1,589	(89)	57,698	65,634	759	(467)	65,926
Mortgage-backed securities:
US government agencies	238,206	8,398	(250)	246,354	251,209	8,099	(493)	258,815
Private label	5,647	50	(12)	5,685	8,031	87	-	8,118
Trust preferred securities	48,958	680	(5,082)	44,556	58,517	1,031	(4,938)	54,610
Corporate securities	16,223	21	(1,443)	14,801	16,214	63	(884)	15,393
Total Debt Securities	371,609	10,941	(6,876)	375,674	407,442	10,204	(6,782)	410,864
Marketable equity securities	5,236	-	(1,128)	4,108	5,207	8	(522)	4,693
Non-marketable equity securities	11,709	-	-	11,709	12,553	-	-	12,553
Investment funds	1,724	46	-	1,770	1,617	-	(7)	1,610
Total Securities Available-for-Sale	$390,278	$10,987	$(8,004)	$393,261	$426,819	$10,212	$(7,311)	$429,720

	September 30, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of states and political subdivisions	$309	$1	$-	$310	$438	$5	$-	$443
Trust preferred securities	23,450	974	(1,184)	23,240	23,427	-	(770)	22,657
Total Securities Held-to-Maturity	$23,759	$975	$(1,184)	$23,550	$23,865	$5	$(770)	$23,100

Securities with limited marketability, such as stock in the Federal Reserve Bank (“FRB”) or the Federal Home Loan Bank (“FHLB”), are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2011 and December 31, 2010.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$1,781	$75	$236	$14	$2,017	$89
Mortgage-backed securities:
US Government agencies	4,456	250	-	-	4,456	250
Private label	3,529	12	-	-	3,529	12
Trust preferred securities	6,162	428	5,314	4,655	11,476	5,083
Corporate securities	1,682	351	3,278	1,092	4,960	1,443
Marketable equity securities	2,836	795	1,230	332	4,066	1,127
Total	$20,446	$1,911	$10,058	$6,093	$30,504	$8,004

Securities held-to-maturity:
Trust preferred securities	$4,614	$423	$7,954	$761	$12,568	$1,184

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$16,242	$253	$2,141	$214	$18,383	$467
Mortgage-backed securities:
US Government agencies	20,160	493	-	-	20,160	493
Trust preferred securities	6,910	686	6,831	4,252	13,741	4,938
Corporate securities	2,010	26	3,511	858	5,521	884
Marketable equity securities	1,038	221	1,260	301	2,298	522
Investment funds	1,493	7	-	-	1,493	7
Total	$47,853	$1,686	$13,743	$5,625	$61,596	$7,311

Securities held-to-maturity:
Trust preferred securities	$6,623	$198	$7,889	$572	$14,512	$770

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.
During the first nine months of 2011, the Company recorded $0.4 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled trust preferred securities, with a remaining book value of $7.5 million at September 30, 2011.  The credit-related net impairment charges were based on the Company’s quarterly review of its investment securities for indications of losses considered to be other than temporary.  This loss was offset by realized investment gains of $3.8 million for the first nine months of 2011.  During the first quarter of 2010, the Company recognized a credit-related impairment charge of $0.6 million related to a single issuer bank trust preferred security (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington).  In the second quarter of 2011, Cascade Financial Corporation (“Cascade”) was acquired by Opus Bank.  In connection with this acquisition, Opus Bank called Cascade’s trust preferred security, along with the accrued interest that had previously been deferred.  As a result of this repayment, the Company recognized an investment gain of $0.6 million during the three months ended September 30, 2011.
During 2010, the Company recorded $6.1 million of credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities ($1.7 million credit-related net impairment losses for the full year) with a remaining book value of $7.8 million at December 31, 2010, single issuer bank trust preferred securities ($0.8 million credit-related net impairment losses for the full year) with a remaining book value of $1.2 million at December 31, 2010, and community bank and bank holding company equity positions ($3.6 million credit-related net impairment losses for the full year) with a remaining book value of $3.6 million at December 31, 2010.  The credit-related net impairment charges related to the pooled bank trust preferred securities (Cascade Capital Trust I issued by Cascade Financial Corporation of Everett, Washington) were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $1.8 million and $0.7 million on the pooled bank trust preferred securities and single issuer bank trust preferred securities, respectively, were appropriate for the year ending December 31, 2010.  The $3.6 million of credit-related net impairment charges recognized on the community bank and bank holding equity positions was due to trends of poor financial performance over the last several quarters and the length of time and extent to which the market value of these securities have been below the Company’s cost basis.  As a result of these factors, the Company did not expect the market value of these securities to recover in the near future.  These losses were partially offset by realized investment gains of $1.4 million as the Company sold certain single issuer trust preferred securities with a remaining book value of $75.3 million during the year ended December 31, 2010.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s  more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings.  Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with average trading volumes of less than 0.1% of each respective company being traded on a daily basis.  Another factor influencing the market value of these equity securities is a depressed stock market, particularly in the smaller community bank financial sector.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2011, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of September 30, 2011, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.
At September 30, 2011, the book value of the Company’s five pooled trust preferred securities totaled $7.5 million with an estimated fair value of $3.2 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of FASB Topic ASC 320, Investments-Debt and Equity Securities, (“ASC 320”) and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
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
The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. As in the past, for issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that three of the banks currently deferring will cure such positions between December 2011 and July 2015.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

Based upon the analysis performed by management as of September 30, 2011, $0.4 million of credit-related OTTI charges were recognized during the three and nine months ended September 30, 2011.  During the three and nine months ended September 30, 2010, the Company recognized $0.7 million and $1.7 million, respectively, of credit-related OTTI charges.
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
	For the nine months ended
(In thousands)	September 30, 2011	September 30, 2010

Balance, beginning of period	$20,476	$18,694
Additions:
Initial credit impairment	-	-
Additional credit impairment	355	2,358
Deductions:
Dispositions	(638)	-
Balance, end of period	$20,193	$21,052

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,613	$8,668
Due after one year through five years	48,108	48,431
Due after five years through ten years	60,763	56,462
Due after ten years	254,125	262,113
	$371,609	$375,674

Securities Held-to-Maturity
Due in one year or less	$-	$-
Due after one year through five years	309	310
Due after five years through ten years	-	-
Due after ten years	23,450	23,240
	$23,759	$23,550

Gross gains and losses realized by the Company from investment security transactions are summarized in the table below:
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross realized gains	$627	$1,335	$3,756	$1,397
Gross realized losses	-	-	-	-
Gain (loss) on sale of investment securities	$627	$1,335	$3,756	$1,397

The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $219.1 million and $204.6 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of September 30, 2011:
(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/ defaults (as a % of original dollar)	Expected deferrals/ defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(5)	Pooled	Mezz	$1,175	$505	$197	$(308)	Ca	17	28.7%	14.8	%(2)	17.0%
P2	(6)	Pooled	Mezz	3,944	1,197	840	(357)	Ca	20	25.8%	20.7	%(2)	14.7%
P3	(7)	Pooled	Mezz	2,962	1,431	376	(1,055)	Caa3	26	24.5%	22.5	%(2)	0.0%
P4	(8)	Pooled	Mezz	4,060	965	208	(757)	Ca	13	25.4%	0.0	%(3)	0.0%
P5	(9)	Pooled	Mezz	5,650	826	221	(605)	Ca	16	35.6%	22.7	%(2)	24.6%

		Held to Maturity:
P6	(10)	Pooled	Mezz	2,274	980	394	(586)	Ca	17	28.7%	14.8	%(2)	17.0%
P7	(6)	Pooled	Mezz	5,237	1,581	1,120	(461)	Ca	20	25.8%	20.7	%(2)	14.7%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,040	1,040	-	Ba2	1	-	-
S2		Single		5,119	5,080	4,700	(380)	BB+	1	-	-
S3		Single		535	511	465	(46)	BB+	1	-	-
S4	(11)	Single		261	235	90	(145)	NR	1	-	-
S5		Single		3,000	3,000	3,012	12	B2	1	-	-
S6		Single		1,000	1,000	997	(3)	Caa1	1	-	-

		Held to Maturity:
S7		Single		4,000	4,000	4,000	-	NR	1	-	-
S8		Single		3,360	3,112	2,610	(502)	NR	1	-	-
S9		Single		3,564	3,536	3,234	(302)	NR	1	-	-
S10		Single		4,321	4,136	4,110	(26)	Ba1	1	-	-

	(1)
The differences noted consist of unrealized losses recorded at September 30, 2011 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

	(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

	(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. The model for this security assumes that three of the banks that are currently deferring will cure between December 2011 and July 2015. If additional underlying issuers cure, this bond could recover at a higher percentage.

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

	(5)
Other-than-temporary impairment losses of $370,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the nine month period ended September 30, 2011.

	(6)	No other-than-temporary impairment losses were incurred during the nine month period ended September 30, 2011 and the year ended December 31, 2010.
	(7)
Other-than-temporary impairment losses of $72,000 were recognized during the year ended December 31, 2010. Other-than-temporary impairment losses of $115,000 were recognized during the nine month period ended September 30, 2011.

	(8)
Other-than-temporary impairment losses of $619,000 were recognized during the year ended December 31, 2010. Other-than-temporary impairment losses of $240,000 were recognized during the nine month period ended September 30, 2011.

	(9)
Other-than-temporary impairment losses of $1,750,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the nine month period ended September 30, 2011.

	(10)
Other-than-temporary impairment losses of $706,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the nine month period ended September 30, 2011.

	(11)
Other-than-temporary impairment losses of $15,000 were recognized during the year ended December 31, 2010. No other-than-temporary impairment losses were incurred during the nine month period ended September 30, 2011.

Note C –Loans
The following summarizes the Company’s loans, by portfolio segment:

(In thousands)	September 30, 2011	December 31, 2010

Residential real estate	$630,679	$610,369
Home equity	427,471	416,172
Commercial and industrial	119,377	134,612
Commercial real estate	708,558	661,758
Consumer	36,575	38,424
DDA overdrafts	2,924	2,876
Previously securitized loans	214	789
Gross loans	1,925,798	1,865,000
Allowance for loan losses	(19,848)	(18,224)
Net loans	$1,905,950	$1,846,776

Construction loans of $7.5 million and $7.9 million are included within residential real estate loans at September 30, 2011 and December 31, 2010, respectively.  Construction loans of $23.9 million and $31.5 million are included within commercial real estate loans at September 30, 2011 and December 31, 2010, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

Note D –Allowance For Loan Losses

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the nine months ended September 30, 2011.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2011 and December 31, 2010.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
Allowance for loan loss:
Beginning balance	$1,864	$8,488	$4,149	$2,640	$95	$988	$-	$18,224
Charge-offs	(275)	(341)	(1,191)	(614)	(133)	(1,318)	-	(3,872)
Recoveries	8	1,982	19	6	107	1,002	-	3,124
Provision	(1,032)	1,942	744	538	23	157	-	2,372
Ending balance	$565	$12,071	$3,721	$2,570	$92	$829	$-	$19,848

As of September 30, 2011:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$4,241	$-	$-	$-	$-	$-	$4,241
Collectively	565	7,830	3,721	2,570	92	829	-	15,607
Total	$565	$12,071	$3,721	$2,570	$92	$829	$-	$19,848

Loans
Evaluated for impairment:
Individually	$239	$17,177	$478	$298	$-	$-	$-	$18,192
Collectively	119,138	691,381	630,201	427,173	36,575	2,924	214	1,907,606
Total	$119,377	$708,558	$630,679	$427,471	$36,575	$2,924	$214	$1,925,798

As of December 31, 2010:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$150	$-	$-	$-	$-	$-	$150
Collectively	1,864	8,338	4,149	2,640	95	988	-	18,074
Total	$1,864	$8,488	$4,149	$2,640	$95	$988	$-	$18,224

Loans
Evaluated for impairment:
Individually	$-	$15,909	$483	$1,047	$-	$-	$-	$17,439
Collectively	134,612	645,849	609,886	415,125	38,424	2,876	789	1,847,561
Total	$134,612	$661,758	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

During the third quarter of 2011, the Company received life insurance proceeds from a policy carried by one of our commercial customers.  The Company had previously placed several loans to this customer on non-accrual status and recorded the charge-offs related to these credits.  The life insurance proceeds satisfied the customer’s remaining outstanding balances and also enabled the Company to recover $1.9 million of the previously recorded charge-offs.

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

The following presents loans by the Company’s credit quality indicators as of September 30, 2011 and December 31, 2010:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
September 30, 2011:
Risk Grade
Exceptional	$3,836	$43	-	-	-	-	-	$3,879
Good	7,058	92,354	-	-	-	-	-	99,412
Acceptable	81,617	422,873	-	-	-	-	-	504,490
Pass/watch	24,872	143,192	-	-	-	-	-	168,064
Special mention	388	17,831	-	-	-	-	-	18,219
Substandard	1,480	32,168	-	-	-	-	-	33,648
Doubtful	126	97	-	-	-	-	-	223
Total	$119,377	$708,558						827,935

Payment Activity
Performing	-	-	$629,482	$425,801	$36,561	$2,924	$165	1,094,933
Non-performing	-	-	1,197	1,670	14	-	49	2,930
Total	-	-	$630,679	$427,471	$36,575	$2,924	$214	$1,925,798

December 31, 2010:
Risk Grade
Exceptional	$3,241	$47	-	-	-	-	-	$3,288
Good	5,693	68,417	-	-	-	-	-	74,110
Acceptable	98,067	396,072	-	-	-	-	-	494,139
Pass/watch	20,675	142,223	-	-	-	-	-	162,898
Special mention	4,030	28,547	-	-	-	-	-	32,577
Substandard	2,693	26,354	-	-	-	-	-	29,047
Doubtful	213	98	-	-	-	-	-	311
Total	$134,612	$661,758						796,370

Payment Activity
Performing	-	-	$608,422	$414,599	$38,419	$2,875	$604	1,064,919
Non-performing	-	-	1,947	1,573	5	1	185	3,711
Total	-	-	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans as of September 30, 2011 and December 31, 2010:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
September 30, 2011:
30 – 59 days past due	$37	$1,314	$4,330	$2,247	$95	$605	$165	$8,793
60 – 89 days past due	-	836	213	171	3	9	-	1,232
Over 90 days past due	-	273	26	7	14	-	-	320
Non-accrual	771	18,818	1,122	1,663	-	-	49	22,423
	808	21,241	5,691	4,088	112	614	214	32,768
Current	118,569	687,317	624,988	423,383	36,463	2,310	-	1,893,030
Total	$119,377	$708,558	$630,679	$427,471	$36,575	$2,924	$214	$1,925,798

December 31, 2010:
30 – 59 days past due	$-	$775	$3,512	$1,817	$122	$354	$247	$6,827
60 – 89 days past due	-	-	667	278	20	6	44	1,015
Over 90 days past due	-	-	595	181	5	1	54	836
Non-accrual	237	7,705	1,352	1,392	-	-	131	10,817
	237	8,480	6,126	3,668	147	361	476	19,495
Current	134,375	653,278	604,243	412,504	38,277	2,515	313	1,845,505
Total	$134,612	$661,758	$610,369	$416,172	$38,424	$2,876	$789	$1,865,000

Impaired Loans

The following presents the Company’s impaired loans as of September 30, 2011 and December 31, 2010:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
September 30, 2011:
With no related allowance recorded
Recorded investment	$-	$2,427	$-	$-	$-	$-	$-	$2,427
Unpaid principal balance	-	4,044	-	-	-	-	-	4,044

With an allowance recorded
Recorded investment	$771	$16,725	$1,198	$1,670	$14	$-	$-	$20,378
Unpaid principal balance	771	16,725	1,198	1,670	14	-	-	20,378
Related allowance	105	4,410	133	186	2	-	-	4,836

December 31, 2010:
With no related allowance recorded
Recorded investment	$-	$13,755	$483	$1,048	$-	$-	$-	$15,286
Unpaid principal balance	-	18,390	483	1,048	-	-	-	19,921

With an allowance recorded
Recorded investment	$237	$3,670	$1,947	$824	$5	$1	$185	$6,869
Unpaid principal balance	237	4,199	1,947	824	5	1	185	7,398
Related allowance	113	554	487	206	1	1	46	$1,408

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans for the nine months ended September 30, 2011:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Previously securitized loans	Total
September 30, 2011:
With no related allowance recorded
Average recorded investment	$-	$12,350	$320	$698	$-	$-	$-	$13,368
Interest income recognized	-	206	15	5	-	-	-	226

With an allowance recorded
Average recorded investment	$248	$14,192	$996	$526	$-	$-	$-	$15,692
Interest income recognized	-	157	-	-	-	-	-	157

Approximately $0.2 million and $0.6 million of interest income would have been recognized during the three and nine months ended September 30, 2011, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2011.

Loan Modifications

The Company’s policy on loan modifications typically does not allow for modifications that would be considered a concession from the Company.  However, when there is a modification, the Company evaluates each modification to determine if the modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASU 2011-02 whereby a modification of a loan would be considered a TDR when both of the following conditions are met: (1) a borrower is experiencing financial difficulty and (2) the modification constitutes a concession.  When determining whether the borrower is experiencing financial difficulties, the Company reviews whether the debtor is currently in payment default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification.  Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal and interest) in accordance with the contractual terms for the foreseeable future, without a modification.

At September 30, 2011, the Company had one loan modification that was considered to be a TDR, which was less than $0.3 million, relating to a commercial real estate loan.  There was no material difference between the pre-modification and post-modification balances.   The impact on the allowance for loan losses was insignificant.  The TDR did not default during the three or nine months ended September 30, 2011.

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

The Company accounts for the difference between the carrying value and the total expected cash flows from these loans as an adjustment of the yield earned on the loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. Additionally, the collectability of previously securitized loans is evaluated over the remaining lives of the loans. An impairment charge on previously securitized loans would be provided through the Company’s provision for loan losses if the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans.  No such impairment charges were recorded for the three or nine months ended September 30, 2011 and 2010, or for the year ending December 31, 2010.
As of September 30, 2011, the Company reported a carrying value of previously securitized loans of $0.2 million whereas the actual contractual outstanding balance of previously securitized loans at September 30, 2011 was $10.4 million.
For both the three months ended September 30, 2011 and 2010, the Company recognized $0.8 million of interest income from its previously securitized loans.  During the first nine months of 2011 and 2010, the Company recognized $2.5 million and $3.3 million, respectively, of interest income from its previously securitized loans.

Note F – Long-Term Debt

The components of long-term debt are summarized below:

(In thousands)	September 30, 2011	December 31, 2010

Junior subordinated debentures owed
to City Holding Capital Trust III, due
2038(a), interest at a rate of 3.85% and
3.79%, respectively	$ 16,495	$ 16,495

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
The Capital Securities issued by the statutory business trust currently qualify as Tier 1 capital for the Company for regulatory purposes.

Note G – Employee Benefit Plans
Stock Options
A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30, 2011 and 2010:
	2011		2010
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	287,393	$33.64	280,605	$33.56
Granted	16,000	35.09	15,500	32.09
Exercised	(6,576)	25.54	(1,700)	27.11
Forfeited	-	-	(750)	33.54
Outstanding at September 30	296,817	$33.90	293,655	$33.52

Additional information regarding stock options outstanding and exercisable at September 30, 2011, is provided in the following table:
Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	188,317	$31.51	51	$-	135,817	$32.06	36	$-
$35.09 - $40.88	108,500	38.05	69	-	52,500	37.68	56	-
	296,817			$-	188,317			$-

Proceeds from stock option exercises were less than $0.3 million and $0.1 million during the nine months ended September 30, 2011 and 2010, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2011 and 2010, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was less than $0.1 million during the nine months ended September 30, 2011 and 2010, respectively.
Stock-based compensation expense totaled $0.2 million for both the nine months ended September 30, 2011 and 2010.  Unrecognized stock-based compensation expense related to stock options totaled $0.5 million at September 30, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.6 years.

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.4 million for both the nine months ended September 30, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.1 million at September 30, 2011. At September 30, 2011, this unrecognized expense is expected to be recognized over 5.2 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the nine months ended September 30:
	2011		2010
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	96,060		88,109
Granted	14,050	$35.07	13,450	$32.17
Forfeited/Vested	(1,651)		(5,799)
Outstanding at September 30	108,459		95,760

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.5 million for the nine months ended September 30, 2011 and 2010.

The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of $0.3 million and $0.1 million to the Defined Benefit Plan during the nine months ended September 30, 2011 and 2010.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2011	2010	2011	2010

Components of net periodic cost:
Interest cost	$162	$169	$487	$507
Expected return on plan assets	(203)	(203)	(609)	(609)
Net amortization and deferral	137	92	410	276
Net Periodic Pension Cost	$96	$58	$288	$174

Note H – Commitments and Contingencies
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

(In thousands)	September 30, 2011	December 31, 2010

Commitments to extend credit:
Home equity lines	$146,397	$141,162
Commercial real estate	31,114	29,916
Other commitments	185,649	180,248
Standby letters of credit	20,577	19,864
Commercial letters of credit	405	1,096

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

Note I – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Net income	$11,577	$9,023	$31,024	$29,051

Unrealized security gains arising during the period	(1,122)	1,821	3,550	8,449
Reclassification adjustment for (gains) losses
included in income	(272)	1,566	(3,401)	3,448
	(1,394)	3,387	149	11,897

Unrealized loss on interest rate floors	-	(875)	(477)	(3,696)
Other comprehensive income before income taxes	10,183	11,535	30,696	37,252
Tax effect	531	(964)	124	(3,149)
Total comprehensive income	$10,714	$10,571	$30,820	$34,103

Note J – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Distributed earnings allocated tocommon stock	$5,015	$5,237	$15,045	$15,711
Undistributed earnings allocated tocommon stock	6,479	3,733	15,756	13,164
Net earnings allocated to common shareholders	$11,494	$8,970	$30,801	$28,875

Average shares outstanding	15,003	15,496	15,165	15,646

Effect of dilutive securities:
Employee stock options	68	56	77	64

Shares for diluted earnings per share	15,071	15,552	15,242	15,710

Basic earnings per share	$0.77	$0.58	$2.03	$1.85
Diluted earnings per share	$0.76	$0.58	$2.02	$1.84

Options to purchase 255,000 and 248,000 shares of common stock at an exercise price between $30.38 and $40.88 and between $29.02 and $40.88 per share were outstanding during the third quarter of 2011 and the third quarter of 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note K –Fair Value Measurements
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
The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at September 30, 2011.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals, as previously described in Note B.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.
The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2011
Assets
U.S. Government agencies	$6,580	$-	$6,580	$-
Obligations of states and political subdivisions	57,698	-	57,698	-
Mortgage-backed securities:
U.S. Government agencies	246,354	-	246,354	-
Private label	5,685	-	5,685	-
Trust preferred securities	44,556	-	42,624	1,932
Corporate Securities	14,801	-	14,801	-
Marketable equity securities	4,108	4,108	-	-
Investment funds	1,770	1,770	-	-
Derivative Assets	10,059	-	10,059	-
Liabilities
Derivative Liabilities	10,059	-	10,059	-

December 31, 2010
Assets
U.S. Government agencies	$8,002	$-	$8,002	$-
Obligations of states and political subdivisions	65,926	-	65,926	-
Mortgage-backed securities:
U.S. Government agencies	258,815	-	258,815	-
Private label	8,118	-	8,118	-
Trust preferred securities	54,610	-	52,106	2,504
Corporate Securities	15,393	-	15,393	-
Marketable equity securities	4,693	4,693	-	-
Investment funds	1,610	1,610	-	-
Derivative Assets	2,116	-	2,116	-
Liabilities
Derivative Liabilities	2,116	-	2,116	-

The table below presents a reconciliation and income statement classification of gains and losses for investment securities available for sale measured at fair value on a recurring basis for Level 3 assets for the nine months ended September 30, 2011 and 2010:
	Nine Months Ended September 30,
(In thousands)	2011	2010

Beginning balance	$2,504	$4,005
Impairment losses on investment securities	(355)	(4,181)
Included in other comprehensive income	158	5,306
Dispositions	(375)	-
Transfers into Level 3	-	-
Ending Balance	$1,932	$5,130

All transfers into and out of the fair value hierarchy are assumed to be as of the end of the quarter in which the transfer occurred. During the nine months ended September 30, 2011 and 2010, the Company did not have any transfers between the fair value hierarchy levels.
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  At September 30, 2011 and December 31, 2010, the Company has $22.8 million and $22.2 million, respectively of impaired loans that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.
The Company used the following methods and significant assumptions to estimate fair value for assets measured on a nonrecurring basis.
Long-lived assets held for sale.  Long-lived assets held for sale include real estate owned.  The fair value of real estate owned is determined by utilizing a market based approach based on independent full appraisals and real estate broker’s price opinions, less estimated selling costs.  Certain properties require assumptions that are not observable in an active market in the determination of fair value.  Assets that are acquired through foreclosure, repossession or return are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to real estate owned. At September 30, 2011 and December 31, 2010, the Company has $8.3 million and $9.3 million, respectively of long-lived assets held for sale that are measured at fair value on a nonrecurring basis.  These assets are considered to be measured at Level 2 in the fair value measurement hierarchy.  The Company wrote-down approximately $0.1 million and $0.9 million of long-lived assets held for sale to their fair value during the nine months ended September 30, 2011 and 2010, respectively.
Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  The Company recorded $4.2 million in fair value losses on impaired loans during the nine months ended September 30, 2011 and recorded $0.8 million during the nine months ended September 30, 2010.  These amounts are included in the provision for loan losses on the consolidated statements of income.

Previously Securitized Loans.  The Company utilizes an income valuation approach through the use of an internal valuation model that calculates the present value of estimated future cash flows.  The internal valuation model incorporates assumptions such as loan prepayment and default rates. Using cash flow modeling techniques that incorporate these assumptions, the Company estimated total future cash collections expected to be received from these loans and determined the yield at which the resulting discount would be accreted into income.  These assets are considered to be measured at Level 3 in the fair value measurement hierarchy.  The Company recognized approximately $0.3 million and $0.6 million of accretion for the nine months ended September 30, 2011 and 2010, respectively, associated with these loans.  No impairment losses were recorded during 2011 or 2010 on the previously securitized loans related to the change in fair value.
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
The following table represents the estimates of fair value of financial instruments:
	Fair Value of Financial Instruments
	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$83,787	$83,787	$66,379	$66,379
Securities available-for-sale	393,261	393,261	429,720	429,720
Securities held-to-maturity	23,759	23,550	23,865	23,100
Net loans	1,905,950	1,945,510	1,846,776	1,889,986
Accrued interest receivable	6,800	6,800	7,264	7,264
Liabilities:
Deposits	2,194,321	2,163,158	2,171,375	2,091,402
FHLB borrowings	305	307	375	387
Customer repurchase agreements	127,576	127,576	112,335	112,335
Long-term debt	16,495	16,459	16,495	16,495

The following methods and assumptions were used in estimating fair value for financial instruments:
Cash and cash equivalents:  Due to their short-term nature, the carrying amounts reported in the Consolidated Balance Sheets approximate fair value.
Securities:  The fair value of securities, both available-for-sale and held-to-maturity, are generally based on quoted market prices or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationships to other benchmark quoted securities.
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

Note L– Recent Accounting Pronouncements

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not expected to have a material impact on the Company’s statements of income and condition.  See Note D for further discussion.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance contained in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”).  The provisions of ASU No. 2011-04 clarify existing fair value measurements, amend certain principles set forth in Topic 820 and requires additional fair value disclosures.  ASU No. 2011-04 is effective for the Company’s reporting period beginning on January 1, 2012.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate, but consecutive statements, thus eliminating the option to present components of comprehensive income within the statement of changes in shareholders’ equity.  ASU No. 2011-05 is effective for the Company’s reporting period beginning on January 1, 2012.  The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  Under this ASU, an entity has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If an entity determines, as a result of this qualitative assessment, that it is not more than likely that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  ASU No. 2011-08 is effective for the Company’s reporting period beginning on January 1, 2012.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).”  This ASU requires employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  ASU No. 2011-09 is effective for the Company’s reporting period ending on December 31, 2011.  The adoption of ASU No. 2011-09 is not expected to have a material impact on the Company’s financial statements.

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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2010. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2010.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  The Company recorded $0.4 million of impairment charges during the quarter ended September 30, 2011 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Nine Months Ended September 30, 2011 vs. 2010
The Company reported consolidated net income of $31.0 million, or $2.02 per diluted common share, for the nine months ended September 30, 2011, compared to $29.1 million, or $1.84 per diluted common share, for the first nine months of 2010. Return on average assets (“ROA”) was 1.53% and return on average equity (“ROE”) was 13.1% for the first nine months of 2011, compared to 1.46% and 12.3%, respectively, for the first nine months of 2010.
The Company’s net interest income for the first nine months of 2011 decreased $2.4 million compared to the first nine months of 2010 (see Net Interest Income). The Company recorded a provision for loan losses of $2.4 million for the first nine months of 2011; while $4.8 million was recorded for the first nine months of 2010 (see Allowance and Provision for Loan Losses).  The Company recorded $4.8 million of credit-related net investment impairment losses in the first nine months of 2010, compared to $0.4 million of credit-related net investment impairment losses in the first nine months of 2011.  As further discussed under the caption Non-Interest Income and Expense, excluding net investment security gains and losses, non-interest income decreased $1.1 million from the nine months ended September 30, 2010, to the nine months ended September 30, 2011.  Non-interest expenses increased $2.1 million from the nine months ended September 30, 2010, primarily due to increased legal and professional fees.
Three Months Ended September 30, 2011 vs. 2010
The Company reported consolidated net income of $11.6 million, or $0.76 per diluted common share, for the three months ended September 30, 2011, compared to $9.0 million, or $0.58 per diluted common share, for the third quarter of 2010. Return on average assets (“ROA”) was 1.71% and return on average equity (“ROE”) was 14.6% for the third quarter of 2011, compared to 1.36% and 11.4%, respectively, for the third quarter of 2010.

The Company’s net interest income for the third quarter of 2011 increased $0.4 million compared to the third quarter of 2010 (see Net Interest Income). The Company did not record a provision for loan losses for the third quarter of 2011; while $1.8 million was recorded for the third quarter of 2010 (see Allowance and Provision for Loan Losses).  The Company recorded $2.9 million of credit-related net investment impairment losses in the third quarter of 2010, compared to $0.4 million of credit-related net investment impairment losses in the third quarter of 2011 (see Non-Interest Income and Expense).  As further discussed under the caption Non-Interest Income and Expense, excluding net investment security gains and losses, non-interest income increased $0.1 million from the third quarter of 2010, to the third quarter of 2011.  Non-interest expenses for the three months ended September 30, 2011 decreased $0.1 million from the three months ended September 30, 2010.
Net Interest Income
Nine months Ended September 30, 2011 vs. 2010
The Company’s tax equivalent net interest income decreased $2.5 million, or 3.4%, from $72.1 million during the first nine months of 2010 to $69.6 million during the first nine months of 2011.  This decline is due to a decrease in interest income associated with the gain from the sale of interest rate floors as well as a decrease in interest income from the Company’s previously securitized loans (PSLs).  During the third and fourth quarters of 2008, the Company sold $450 million of interest rate floors.  The $16.7 million gain from sales of these interest rate floors is being recognized over the remaining lives of the various hedged loans – primarily prime-based commercial and home equity loans.  During the first nine months of 2011, the Company recognized $1.1 million of interest income compared to $3.7 million of interest income recognized in the first nine months of 2010 from the interest rate floors.  During the first nine months of 2011, the Company recognized $2.4 million of interest income compared to $3.3 million of interest income recognized in the first nine months of 2010 from the PSLs.  The Company’s reported net interest margin decreased from 4.10% for the nine months ended September 30, 2010 to 3.89% for the nine months ended September 30, 2011.
Three Months Ended September 30, 2011 vs. 2010
The Company’s tax equivalent net interest income increased $0.4 million, or 1.6%, from $23.4 million during the third quarter of 2010 to $23.8 million during the third quarter of 2011.  This increase is primarily attributable to the decrease in interest expense exceeding the decline in interest income compared to the third quarter of 2010 resulting in an increase in tax equivalent net interest income of $0.8 million.  This decline is largely due to the average interest rate paid on interest-bearing liabilities declining from 1.37% for the third quarter of 2010 to 0.96% for the third quarter of 2011.  In addition, the Company received $0.4 million of taxable security interest income from the call of a trust preferred security that had previously deferred interest payments.  The Company’s reported net interest margin decreased slightly from 3.94% for the quarter ended September 30, 2010 to 3.93% for the quarter ended September 30, 2011.

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Nine months ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate	$614,949	$22,091	4.80%	$597,298	$23,595	5.28%
Home equity(2)	418,881	14,814	4.73	402,751	16,007	5.31
Commercial, financial, and agriculture(3)	805,386	28,492	4.73	764,446	29,583	5.17
Installment loans to individuals(4)	45,713	2,570	7.52	49,047	2,830	7.71
Previously securitized loans	452	2,449	724.40	1,281	3,317	346.20
Total loans	1,885,381	70,416	4.99	1,814,823	75,332	5.55
Securities:
Taxable	422,777	13,694	4.33	470,783	15,947	4.53
Tax-exempt(5)	47,077	1,999	5.68	49,158	2,128	5.79
Total securities	469,854	15,693	4.47	519,941	18,075	4.65
Deposits in depository institutions	7,815	-	-	5,288	-	-
Federal funds sold	31,348	39	0.17	8,590	13	0.20
Total interest-earning assets	2,394,398	86,148	4.81	2,348,642	93,420	5.32
Cash and due from banks	56,923			53,070
Bank premises and equipment	64,560			64,552
Other assets	204,909			207,648
Less: allowance for loan losses	(19,290)			(19,462)
Total assets	$2,701,500			$2,654,450

Liabilities
Interest-bearing demand deposits	$490,691	$711	0.19%	$461,178	$999	0.29%
Savings deposits	415,740	790	0.25	388,356	792	0.27
Time deposits	941,808	14,328	2.03	991,419	18,775	2.53
Short-term borrowings	121,350	239	0.26	111,089	284	0.34
Long-term debt	16,495	474	3.84	16,923	496	3.92
Total interest-bearing liabilities	1,986,084	16,542	1.11	1,968,965	21,346	1.45
Noninterest-bearing demand deposits	377,460			353,418
Other liabilities	21,368			17,726
Stockholders’ equity	316,588			314,341
Total liabilities and stockholders’ equity	$2,701,500			$2,654,450
Net interest income		$69,606			$72,074
Net yield on earning assets			3.89%			4.10%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $632 and $1,960 from interest rate floors for the nine months ended September 30, 2011 and September 30, 2010, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $488 and $1,735 from interest rate floors for the nine months ended September 30, 2011 and September 30, 2010, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Nine months ended September 30,
	2011 vs. 2010
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$697	$(2,201)	$(1,504)
Home equity	641	(1,834)	(1,193)
Commercial, financial, and agriculture(1)	1,584	(2,675)	(1,091)
Installment loans to individuals(2)	(192)	(68)	(260)
Previously securitized loans	(2,147)	1,279	(868)
Total loans	583	(5,499)	(4,916)
Securities:
Taxable	(1,626)	(627)	(2,253)
Tax-exempt(3)	(90)	(39)	(129)
Total securities	(1,716)	(666)	(2,382)
Federal funds sold	34	(8)	26
Total interest-earning assets	$(1,099)	$(6,173)	$(7,272)

Interest-bearing liabilities:
Interest-bearing demand deposits	$64	$(352)	$(288)
Savings deposits	56	(58)	(2)
Time deposits	(940)	(3,507)	(4,447)
Short-term borrowings	26	(71)	(45)
Long-term debt	(13)	(9)	(22)
Total interest-bearing liabilities	$(807)	$(3,997)	$(4,804)
Net Interest Income	$(292)	$(2,176)	$(2,468)

(1)	Includes the Company’s commercial and industrial and commercial real estate loan categories.
(2)	Includes the Company’s consumer and DDA overdrafts loan categories.
(3)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

	Three months ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate	$622,579	$7,279	4.64%	$602,382	$7,815	5.15%
Home equity(2)	423,576	4,775	4.47	408,685	5,333	5.18
Commercial, financial, and agriculture(3)	825,353	9,575	4.60	768,393	9,656	4.99
Installment loans to individuals(4)	45,461	906	7.91	48,172	902	7.43
Previously securitized loans	277	791	1132.93	1,487	781	208.37
Total loans	1,917,246	23,326	4.83	1,829,119	24,487	5.31
Securities:
Taxable	399,468	4,639	4.61	447,445	5,019	4.45
Tax-exempt(5)	42,249	604	5.67	48,352	696	5.71
Total securities	441,717	5,243	4.71	495,797	5,715	4.57
Deposits in depository institutions	7,497	-	-	4,977	-	-
Federal funds sold	32,204	13	0.16	24,062	12	0.20
Total interest-earning assets	2,398,664	28,582	4.73	2,353,955	30,214	5.09
Cash and due from banks	61,387			51,056
Bank premises and equipment	64,900			65,044
Other assets	206,943			208,311
Less: allowance for loan losses	(20,496)			(19,751)
Total assets	$2,711,398			$2,658,615

Liabilities
Interest-bearing demand deposits	$496,866	$224	0.18%	$462,200	$308	0.26%
Savings deposits	427,391	260	0.24	391,655	252	0.26
Time deposits	913,040	4,066	1.77	982,877	5,991	2.42
Short-term borrowings	132,487	90	0.27	112,128	86	0.30
Long-term debt	16,495	159	3.82	16,900	173	4.06
Total interest-bearing liabilities	1,986,279	4,799	0.96	1,965,760	6,810	1.37
Noninterest-bearing demand deposits	383,736			356,590
Other liabilities	25,054			19,973
Stockholders’ equity	316,329			316,292
Total liabilities and stockholders’ equity	$2,711,398			$2,658,615
Net interest income		$23,783			$23,404
Net yield on earning assets			3.93%			3.94%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $0 and $592 from interest rate floors for the three months ended September 30, 2011 and September 30, 2010, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $0 and $282 from interest rate floors for the three months ended September 30, 2011 and September 30, 2010, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended September 30,
	2011 vs. 2010
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$262	$(798)	$(536)
Home equity	194	(752)	(558)
Commercial, financial, and agriculture(1)	716	(797)	(81)
Installment loans to individuals(2)	(51)	55	4
Previously securitized loans	(636)	646	10
Total loans	485	(1,646)	(1,161)
Securities:
Taxable	(538)	158	(380)
Tax-exempt(3)	(88)	(4)	(92)
Total securities	(626)	154	(472)
Federal funds sold	4	(3)	1
Total interest-earning assets	$(137)	$(1,495)	$(1,632)

Interest-bearing liabilities:
Interest-bearing demand deposits	$23	$(107)	$(84)
Savings deposits	23	(15)	8
Time deposits	(426)	(1,499)	(1,925)
Short-term borrowings	16	(12)	4
Long-term debt	(4)	(10)	(14)
Total interest-bearing liabilities	$(368)	$(1,643)	$(2,011)
Net Interest Income	$231	$148	$379

(1)	Includes the Company’s commercial and industrial and commercial real estate loan categories.
(2)	Includes the Company’s consumer and DDA overdrafts loan categories.
(3)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table Five
Loan Portfolio
	September 30,	December 31,	September 30,
(In thousands)	2011	2010	2010

Residential real estate	$630,679	$610,369	$605,351
Home equity	427,471	416,172	411,481
Commercial and industrial	119,377	134,612	135,407
Commercial real estate	708,558	661,758	629,924
Consumer	36,575	38,424	39,879
DDA overdrafts	2,924	2,876	2,528
Previously securitized loans	214	789	1,268
Total loans	$1,925,798	$1,865,000	$1,825,838

As compared to December 31, 2010, loans have increased $60.8 million, or 3.3%, at September 30, 2011.  Residential real estate loans increased $20.3 million, or 3.3%, from $610.4 million at December 31, 2010 to $630.7 million at September 30, 2011.   Residential real estate loans are primarily for single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years.  Our mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  At September 30, 2011, $7.5 million of the residential real estate loans were for properties under construction.  Home equity loans increased $11.3 million during the first nine months of 2011 to $427.5 million at September 30, 2011.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with either first or second lien positions.
Commercial real estate loans increased $46.8 million, or 7.1%, from $661.8 million at December 31, 2010 to $708.6 million at September 30, 2011.  At September 30, 2011, $23.9 million of the commercial real estate loans were for commercial properties under construction.  Partially offsetting the increase in commercial real estate loans was a decrease in commercial and industrial loans of $15.2 million, to $119.4 million at September 30, 2011.
Consumer loans decreased $1.8 million, or 4.8%, from $38.4 million at December 31, 2010 to $36.6 million at September 30, 2011.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.

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
The allowance not specifically allocated to individual credits is generally determined by analyzing current exposure and other qualitative factors that could negatively impact the adequacy of the allowance.  Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss rates are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.
Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.
During the third quarter of 2011, the Company received life insurance proceeds as the beneficiary of a life insurance policy carried by one of the Company’s commercial borrowers.  The Company had previously placed several loans to this customer on non-accrual status and recorded charge-offs related to these credits.  The life insurance proceeds satisfied the customer’s remaining outstanding balances and also enabled the Company to recover $1.9 million of the previously recorded charge-offs.
As a result of the Company’s quarterly analysis of the adequacy of the ALLL and after considering the impact of the insurance proceeds of $1.9 million previously discussed, the Company recorded a provision for loan losses of $2.4 million in the first nine months of 2011 as compared to $4.8 million in the first nine months of 2010.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $0.7 million and $4.9 million for the first nine months of 2011 and 2010, respectively.  Net (recoveries) charge-offs in 2011 on commercial loans (including commercial and industrial loans and commercial real estate loans), residential real estate loans and home equity loans were ($1.4) million, $1.2 million and $0.6 million, respectively, for the nine months ended September 30, 2011 as compared to $2.8 million, $1.1 million and $0.6 million, respectively during the nine months ended September 30, 2010.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 1.12% at December 31, 2010 to 1.60% at September 30, 2011, primarily due to a large commercial relationship (approximately $9.7 million) whose performance deteriorated during the first quarter of 2011 and was placed on nonaccrual.  Based on our analysis, the Company believes that the allowance allocated to impaired loans, after considering the fair value of the collateral securing such loans, is adequate to cover losses that may result from these loans at September 30, 2011.  The Company’s ratio of non-performing assets to total loans and other real estate owned is only 27% of the 5.82% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended June 30, 2011.

The ALLL at September 30, 2011 was $19.8 million compared to $18.2 million at December 31, 2010, an increase of $1.6 million or 8.9%. Below is a summary of the changes in the components of the ALLL from December 31, 2010 to September 30, 2011.
The allowance allocated to the commercial real estate loan portfolio (see Table Eight) increased $3.6 million, or 42.2%, from $8.5 million at December 31, 2010 to $12.1 million at September 30, 2011.  This increase is primarily related to four relationships that became impaired during 2011.  As a result, loans evaluated individually for impairment increased from $15.9 million at December 31, 2010 to $17.2 million at September 30, 2011.  Due to the Company’s review and evaluation of these relationships, the allowance for impaired loans increased by $4.1 million from $0.1 million at December 31, 2010 to $4.2 million at September 30, 2011.
The allowance related to the commercial and industrial loan portfolio decreased $1.3 million from $1.9 million at December 31, 2010 to $0.6 million at September 30, 2011 (see Table Eight).  This decrease was primarily the result of decreases in the balance of commercial and industrial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Eight) decreased from $4.1 million at December 31, 2010 to $3.7 million at September 30, 2011. This decrease was primarily the result of decreases in the balance of residential real estate portfolio that were past due over 90 days.
The allowance allocated to the home equity loan portfolio (see Table Eight) remained consistent at $2.6 million at both September 30, 2011 and December 31, 2010, respectively.
The allowance allocated to the consumer loan portfolio (see Table Eight) remained consistent at $0.1 million at both September 30, 2011 and December 31, 2010.
The allowance allocated to overdraft deposit accounts (see Table Eight) remained relatively consistent at $0.8 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively.
As previously discussed, the carrying value of the previously securitized loans incorporates an assumption for expected cash flows to be received over the life of these loans. To the extent that the present value of expected cash flows is less than the carrying value of these loans, the Company would provide for such losses through the provision for loan losses.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2011, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses
	Nine months ended		Year Ended
	September 30,		December 31,
(In thousands)	2011	2010	2010

Balance at beginning of period	$18,224	$18,541	$18,541

Charge-offs:
Commercial and industrial	(275)	(48)	(73)
Commercial real estate	(341)	(3,155)	(3,304)
Residential real estate	(1,191)	(1,096)	(1,607)
Home equity	(614)	(618)	(930)
Consumer	(133)	(89)	(127)
DDA overdrafts	(1,318)	(1,730)	(3,597)
Total charge-offs	(3,872)	(6,736)	(9,638)

Recoveries:
Commercial and industrial	8	22	27
Commercial real estate	1,982	393	417
Residential real estate	19	63	75
Home equity	6	10	25
Consumer	107	132	169
DDA overdrafts	1,002	1,189	1,515
Total recoveries	3,124	1,809	2,228
Net charge-offs	(748)	(4,927)	(7,410)
Provision for loan losses	2,372	4,750	7,093
Balance at end of period	$19,848	$18,364	$18,224

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.05)%	(0.36)%	(0.54)%
Provision for loan losses (annualized)	0.17%	0.35%	0.51%
As a Percent of Non-Performing Loans:
Allowance for loan losses	87.27%	160.40%	156.39%

Table Seven
Non-Accrual, Past-Due and Restructured loans
	As of September 30,		As of December 31,
(In thousands)	2011	2010	2010

Non-accrual loans	$22,423	$11,220	$10,817
Accruing loans past due 90 days or more	320	195	782
Previously securitized loans past due 90 days or more	-	34	54
Total non-performing loans	22,743	11,449	11,653
Total other real estate owned	8,273	12,636	9,316
Total non-performing assets	$31,016	$24,085	$20,969

The increase in non-accrual loans is primarily due to deteriorating performance in the first quarter of a large commercial relationship.  This loan has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.  These non-accrual loans increased the reserve by approximately $4.1 million during the nine months of 2011 that were partially offset by the improvement in the credit quality of the balance of the remaining loan portfolio and the $1.9 million life insurance proceeds previously discussed.

The average recorded investment in impaired loans during the nine months ended September 30, 2011 and 2010 was $22.1 million and $21.1 million, respectively.  The Company recognized approximately $0.4 million and $0.3 million of interest income received in cash on non-accrual and impaired loans for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.  Approximately $0.6 million and $0.5 million of interest income would have been recognized during the nine month periods ended September 30, 2011 and September 30, 2010, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2011 and December 31, 2010.  The Company recognized interest income of $0.4 million and $0.3 million using the accrual method of income recognition during the time period the loans were impaired for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.
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
Information pertaining to impaired loans is included in the following table:
(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Impaired loans with a valuation allowance	$20,378	$6,869	$13,862
Impaired loans with no valuation allowance	2,427	15,286	7,210
Total impaired loans	$22,805	$22,155	$21,072
Allowance for loan losses allocated
to impaired loans	$4,836	$1,408	$1,383

Table Eight
Allocation of the Allowance For Loan Losses
	As of September 30,		As of December 31,
(In thousands)	2011	2010	2010

Commercial and industrial	$565	$1,903	$1,864
Commercial real estate	12,071	8,790	8,488
Residential real estate	3,721	3,821	4,149
Home equity	2,570	2,313	2,640
Consumer	92	104	95
DDA overdrafts	829	1,433	988
Allowance for Loan Losses	$19,848	$18,364	$18,224

Previously Securitized Loans
As of September 30, 2011, the Company reported a carrying value of previously securitized loans of $0.2 million, while the actual outstanding contractual balance of these loans was $10.4 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount is accreted to income over the period during which payments are probable of collection and are reasonably estimable. If, upon periodic evaluation, the estimate of the total probable collections is increased or decreased but is still greater than the sum of the original carrying amount less subsequent collections plus the discount accreted to date, and it is probable that collection will occur, the amount of the discount to be accreted is adjusted accordingly and the amount of periodic accretion is adjusted over the remaining lives of the loans. If, upon periodic evaluation, the discounted present value of estimated future cash flows declines below the recorded value of previously securitized loans, an impairment charge would be provided through the Company’s provision for loan losses.

During the first nine months of 2011 and 2010, the Company recognized $2.5 million and $3.3 million, respectively, of interest income on its previously securitized loans.
Non-Interest Income and Non-Interest Expense
Nine months Ended September 30, 2011 vs. 2010
Non-Interest Income: Exclusive of net investment security gains and losses, non-interest income decreased $1.1 million to $39.3 million in the first nine months of 2011 as compared to $40.5 million in the first nine months of 2010.  Service charges from depository accounts decreased $1.6 million, or 5.4%, to $28.8 million in the first nine months of 2011 due to the changes from complying with Regulation E, a general decline in consumer spending, and implementation of “real time” authorization of all electronic transactions in the second quarter of 2010.  This decrease was slightly offset by an increase in insurance commission revenues of $0.5 million, or 13.2%, from $4.0 million during the first nine months of 2010 to $4.5 million during the first nine months of 2011.
Non-Interest Expense: Non-interest expenses increased $2.1 million from $60.3 million in the first nine months of 2010 to $62.5 million in the first nine months of 2011 due to increased legal and professional fees ($3.3 million) and salaries and employee benefits ($1.1 million).  Based on the Company’s routine review of facts and circumstances related to pending litigation, the Company recorded a $3.0 million litigation reserve accrual during the second quarter of 2011.  These increases were partially offset by declines in repossessed asset losses and advertising expenses.  Repossessed asset losses decreased $1.0 million due to the write down of a foreclosed property located in the eastern panhandle of West Virginia in the first nine months of 2010, while advertising expenses declined $1.2 million as the Company attempted to communicate with its customer base in regard to the passage of Regulation E during 2010.
Income Tax Expense: The Company’s effective income tax rate for the first nine months of 2011 was 33.7% compared to 32.1% for the year ended December 31, 2010, and 32.9% for the first nine months ended September 30, 2010.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2011.

Three Months Ended March 31, 2011 vs. 2010
Non-Interest Income: Exclusive of net other-than-temporary investment impairment losses, non-interest income increased $0.1 million to $13.3 million in the third quarter of 2011 as compared to $13.2 million in the third quarter of 2010.  Modest increases in service charges and trust and investment management fee income were largely offset by a decrease in bank owned life insurance income.
Non-Interest Expense: Non-interest expenses decreased $0.1 million from $19.8 million in the third quarter of 2010 to $19.7 million in the third quarter of 2011.  Most of this decline can be attributed to FDIC insurance expense, which decreased $0.6 million due to a change in the assessment base methodology.  Additionally, advertising expenses declined $0.3 million from the third quarter of 2010.  These decreases were partially offset by a $0.5 million increase in salaries and employee benefit expenses and a $0.2 million increase in other expenses.
Income Tax Expense: The Company’s effective income tax rate for the third quarter of 2011 was 33.5% compared to 32.1% for the year ended December 31, 2010, and 31.4% for the quarter ended September 30, 2010.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2011.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2011:
+400	4.25%	+15.9%	+21.0%
+300	3.25	+10.7	+16.4
+200	2.25	+5.9	+10.9
+100	1.25	+1.5	+4.6

December 31, 2010:
+400	4.25%	+16.0%	+15.7%
+300	3.25	+10.9	+12.9
+200	2.25	+6.2	+8.4
+100	1.25	+0.9	+3.2

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

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at City National. At the Parent Company level, the principal source of cash is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2011, City National could pay dividends up to $26.9 million plus net profits for the remainder of 2011, as defined by statute, up to the dividend declaration date without prior regulatory permission.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $15.1 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2011.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.3 million of additional cash over the next 12 months. As of September 30, 2011, the Parent Company reported a cash balance of $1.9 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

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
City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2011, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2011, City National has the capacity to borrow an additional $814 million from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National maintains a significant percentage (94.3%, or $393.3 million at September 30, 2011) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 71.0% as of September 30, 2011 and deposit balances fund 81.7% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $417.0 million at September 30, 2011, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $144.4 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 48.5% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $42.3 million of cash from operating activities during the first nine months of 2011, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $26.1 million of cash in investing activities during the first nine months of 2011 primarily for the purchase of money market securities and to fund additional loans, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company generated $1.3 million of cash in financing activities during the first nine months of 2011, principally as a result of increasing its interest and noninterest bearing deposits by $22.9 million which was partially offset by cash dividends paid to the Company’s common stockholders of $15.6 million, and the purchase of treasury stock of $21.4 million.

Capital Resources
During the first nine months of 2011, Shareholders’ Equity decreased $5.0 million, or 1.6%, from $314.9 million at December 31, 2010 to $309.9 million at September 30, 2011.  This decrease was primarily due to common stock purchases of $21.4 million and dividends declared of $15.4 million.  This decrease was partially offset by earnings of $31.0 million.
During October 2009, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  On July 27, 2011, the Board terminated the existing share repurchase plan and approved a new one million share repurchase plan to be completed at times and prices at the discretion of management.  Approximately 676,000 shares were repurchased during the first nine months of 2011 under both plans.
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
The Company’s regulatory capital ratios remained strong for both City Holding and City National as illustrated in the following table:

			Actual
		Well-	September 30,	December 31,
	Minimum	Capitalized	2011	2010
City Holding:
Total	8.0%	10.0%	14.2%	14.8%
Tier I Risk-based	4.0	6.0	13.2	13.9
Tier I Leverage	4.0	5.0	10.0	10.5
City National:
Total	8.0%	10.0%	13.1%	13.6%
Tier I Risk-based	4.0	6.0	12.1	12.7
Tier I Leverage	4.0	5.0	9.2	9.6

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

In July 2010, City National Bank was named as a defendant in a putative class action, styled Casto, et al v. City National Bank, in the Circuit Court of Kanawha County, WV, alleging that the manner in which City National Bank assessed overdraft fees to its consumer checking accounts violates the West Virginia Consumer Credit and Protection Act, breached an implied covenant of good faith and fair dealing and creates an unjust enrichment to City National Bank.  The parties have entered into a settlement agreement to resolve the case.  On August 19, 2011, Judge Bailey, signed an order preliminarily approving the settlement.  If the settlement is approved, City National Bank will pay $3.0 million total to the class and its attorneys.  In addition, City National Bank will forgive $2.5 million in overdrawn accounts that were “charged off” as unpaid by its former customers.  The Final Approval Hearing is scheduled to take place on January 6, 2012.

On April 4, 2011, City Holding Company and City National Bank of West Virginia were named as defendants in a putative class action in federal court, styled Clay, et al v. City Holding Company and City National Bank of West Virginia.  The allegations within the complaint mirror those contained in the Casto case referenced above.  Before the Company had an opportunity to respond to the Complaint, the case was transferred to the Multi-District Litigation (“MDL”) Panel to be joined in the In re: Checking Account Overdraft Litigation matter pending in the United States District Court for the Southern District of Florida.  Due to the vast amount of litigants in the In re: Checking Account matter, Judge King assigns all parties to “tranches.”  When the Clay v. City National case was transferred Judge King was overseeing the fourth tranche.

On September 12, 2011, Judge King entered an Interim Scheduling Order setting forth upcoming deadlines and also assigned the Clay v. City National to tranche 5.  Pursuant to the Interim Scheduling Order, by October 2, 2011, all motions by defendants regarding arbitration were to be filed (for those defendants who have arbitration clauses in their Agreements).  By October 22, 2011, the plaintiffs had an opportunity to amend their Complaints and/or consolidate their Complaints.  The defendants then have 30 days from the filing of the plaintiff’s amended complaints to respond to those Complaints.

The Company cannot estimate any possible loss or range of loss, if any, at this time for the Clay case listed above.  No assurance can be given at this time that the litigation against the Company will be resolved amicably; that if this litigation results in an adverse decision, that the Company will be successful in seeking indemnification; that this litigation will not be costly to defend; that this litigation will not have an impact on the Company’s financial condition or results of operations or that, ultimately, any such impact will not be material.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2011	--	--	--	1,000,000

August 1 – August 31, 2011	--	--	--	1,000,000

September 1 – September 30, 2011	227,977	27.83	227,977	772,023

(a) In October 2009, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. On July 27, 2011, the Company announced that the Board of Directors rescinded the share repurchase program approved in October 2009 and announced that it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration f this share repurchase program.

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
101
The following materials from City Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

Date: November  7, 2011