Form 10-K
period 2011-12-31
CITY HOLDING CO
filed 2012-03-15
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
[ ] Yes  [X] No

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $479.7 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of March 9, 2012, there were 14,745,184 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2011 are incorporated by reference into Part I, Item 1 and Part II, Items 6, 7, 7A, and 8. Portions of the Proxy Statement for the 2012 annual shareholders’ meeting to be held on April 25, 2012 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

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

No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2011, approximately 54% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

The commercial and industrial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. Commercial and industrial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  As of December 31, 2011, the Company reported $130.9 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2011, the Company reported $732.1 million of loans classified as “Commercial Real Estate.”

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

Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. The Company sells a majority of our fixed-rate originations in the secondary market.  As of December 31, 2011, the Company reported $638.6 million of loans classified as “Residential Real Estate.”

Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended.  As of December 31, 2011, the Company reported $433.0 million of loans classified as “Home Equity.”

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2011, the Company reported $35.8 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2011, the Company reported $2.6 million of loans classified as “DDA Overdrafts.”

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

The Company categorizes commercial loans by industry according to the Standard Industry Classification System (SIC) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2011, the Company has no industry classifications that exceeded 10% of total loans.

Market Area

As of December 2011, West Virginia’s unemployment rate was 7.7% as compared to the national average of 8.5% according to the Workforce West Virginia.  West Virginia’s unemployment rate for December of 7.7% decreased from December 2010’s rate of 9.4%.  According to the U.S. Census Bureau 2011 estimates, West Virginia’s population was approximately 1.9 million and has increased 2.5% over the past 10 years.  The median home price in the Charleston, WV metropolitan area was $130,000 for 2011 and $129,000 for 2010, while the number of home sales in West Virginia increased 9.7% for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, according to the National Association of Realtors.

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

	December 31,
	2011	2010
City Holding:
Tier I Risk-based	13.12%	13.88%
Total	14.07	14.81
Tier I Leverage	10.18	10.54

City National:
Tier I Risk-based	12.03%	12.67%
Total	12.99	13.61
Tier I Leverage	9.32	9.62

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

At December 31, 2011, City National could pay dividends up to $22.7 million plus net profits for 2012, as defined by statute, up to the dividend declaration date without prior regulatory permission.  During 2011, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchases of the Company’s common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2012.

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

Deposit Insurance

Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Corporation paid $11.6 million in prepaid risk-based assessments and $5.7 million of that amount is included in other assets as prepaid deposit insurance in the accompanying consolidated balance sheet as of December 31, 2011. FDIC insurance expense totaled $2.6 million, $3.7 million and $2.2 million in 2011, 2010, and 2009.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-command rulemaking if required.

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

Under the Federal Deposit Insurance Act, as amended (“FDIA), the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe and unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

U.S. banking agencies have informally indicated that they expect to propose regulations implementing Basel III during the first half of 2012. Additionally, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to City and its banking subsidiaries may be substantially different from the Basel III final framework as published in December 2010. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s and City National’s financial results.

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

Executive Officers of the Registrant

At December 31, 2011, the executive officers of the Company were as follows:
Name	Age	Business Experience

Charles R. Hageboeck, Ph.D.	49
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 31, 2005.

Craig G. Stilwell	56
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	61	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 25, 2004.
David L. Bumgarner	46	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005. Audit Senior Manager, Arnett & Foster, PLLC from August 2000 – January 2005.
Michael T. Quinlan, Jr.	43	Senior Vice President, Branch Banking, City Holding Company and City National Bank since August 2001

Employees

The Company had 795 full-time equivalent employees at December 31, 2011.

Available Information

The Company’s Internet website address is www.bankatcity.com.  The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing with the Securities and Exchange Commission. Copies of the Company’s annual report will be made available, free of charge, upon written request.

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2011 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	5
	b.	Analysis of Net Interest Earnings	6
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	7

2.	Investment Portfolio
	a.	Book Value of Investments	12
	b.	Maturity Schedule of Investments	13
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	12

3.	Loan Portfolio
	a.	Types of Loans	13
	b.	Maturities and Sensitivity to Changes in Interest Rates	15
	c.	Risk Elements	15-19
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		17

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	5
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	20

6.	Return on Equity and Assets		4

7.	Short-term Borrowings		21

Item 1A.	Risk Factors

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

The Company’s Business May be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The business environment that the Company operates in the United States and worldwide could deteriorate, which could affect the credit quality of the Company’s loans, results of operations, and financial condition.  From December 2007 through June 2009, the United States was in a recession. Business activity across a wide range of industries and regions was greatly reduced and local governments and many businesses continue to be in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment increased significantly during this time period.

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

Overall, during 2011, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. While the business environments in West Virginia, Kentucky, and Ohio, the United States and worldwide have shown improvement since the recession, there can be no assurance that these conditions will continue to improve. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2011, the Company’s goodwill and other identifiable intangible assets were approximately $56.2 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2011. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 68 branch offices, with fifty-seven offices in West Virginia, eight in Kentucky, and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns fifty-one locations and leases seventeen locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. The building is currently being leased to a third party.

Item 3.	Legal Proceedings

City National Bank is currently in a civil action pending in the Circuit Court of Kanawha County, West Virginia, in a case styled Thomas Casto v. City National Bank, N.A.  This putative class action asserts that the plaintiffs, and others similarly situated, were wrongfully assessed overdraft fees in connection with City National Bank accounts.  The plaintiffs alleged that City National Bank’s policy of posting debit and check transactions from high to low order was in violation of the West Virginia Consumer Credit and Protection Act, constituted a breach of the implied covenant of good faith and fair dealing and created an unjust enrichment to City National Bank.

On August 5, 2011, the Company and plaintiffs’ attorneys submitted a Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  The motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.0 million and will forgive and release $2.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The parties have since agreed to revise the Preliminary Motion to Approve Settlement and now City National Bank will pay the eligible members of the class a total of $3.4 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ stock market. At December 31, 2011, there were 2,802 shareholders of record.
	Cash
	Dividends	Market Value
	Per Share	Low	High
2011
Fourth Quarter	$0.35	$26.06	$35.10
Third Quarter	0.34	26.82	33.96
Second Quarter	0.34	30.55	36.37
First Quarter	0.34	33.79	37.22

2010
Fourth Quarter	$0.34	$30.37	$38.03
Third Quarter	0.34	26.87	31.15
Second Quarter	0.34	27.88	37.28
First Quarter	0.34	30.37	34.92

As noted in the section captioned Dividends and Other Payments included in Item 1. Business, the section captioned Liquidity included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Nineteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to City Holding (“Parent Company”).

Stock Repurchase Plan

The following table sets forth information regarding the Company’s common stock repurchases during the quarter:
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	50,000	26.67	50,000	722,023

November 1 – November 30, 2011	--	--	--	722,023

December 1 – December 31, 2011	30,000	34.25	30,000	692,023

(a) On July 27, 2011, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2011, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders	293,817	$33. 95	703,500
Plans not approved by shareholders	-	-	-
Total	293,817	$33.95	703,500

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2011, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $9 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: SRCE, BMTC, CFNL, CBU, CTBI, FISI, FCF, FCBC, THFF, GABC, NBTB, ORRF, RBCAA, SYBT, SASR, SCBT, TMP, UVSP and WSBC.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2006	2007	2008	2009	2010	2011
City Holding Company	100.00	85.40	90.96	88.41	103.44	100.83
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
Peer Group	100.00	79.65	97.77	69.14	89.28	85.76

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2011, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 22 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2011, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 9-10 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2011, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 61 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2011, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2011, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2011, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2012 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

In December 2009, the Company adopted a new Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on its website at www.bankatcity.com under the “Corporate Governance” link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s internet website.

Item 11.	Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2012 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2012 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2012 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2012 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the “Exhibit Index” on pages 28-30 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2012	City Holding Company
(Registrant)

/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

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
2(a)
Agreement and Plan of Merger, dated November 14, 2011, by and among Virginia Savings Bancorp, Inc., Virginia Savings Bank, F.S.B.., City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated November 14, 2011, and filed with the Securities and Exchange Commission on November 14, 2011).

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

10(n)
Amendment to Employment Agreement, dated December 19, 2011, by and among City Holding Company, City National Bank of West Virginia and Charles R. Hageboeck (attached to and incorporated by reference from City Holding Company’s Form 8-K filed on December 21, 2011, with the Securities and Exchange Commission).

10(o)
Amendment to Employment Agreement, dated December 19, 2011, by and among City Holding Company, City National Bank of West Virginia and Craig G. Stilwell (attached to and incorporated by reference from City Holding Company’s Form 8-K filed on December 21, 2011, with the Securities and Exchange Commission).

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2011.
21	Subsidiaries of City Holding Company
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner