Form 10-Q
period 2012-03-31
CITY HOLDING CO
filed 2012-05-10
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2012
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

Common stock, $2.50 Par Value – 14,696,170 shares as of May 8, 2012.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	March 31	December 31
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$105,328	$140,873
Interest-bearing deposits in depository institutions	7,431	5,526
Federal funds sold	35,000	-
Cash and Cash Equivalents	147,759	146,399

Investment securities available for sale, at fair value	366,483	360,783
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2012 and December 31, 2011 - $23,840 and $23,423, respectively)	23,438	23,458
Other securities	11,674	11,934
Total Investment Securities	401,595	396,175

Gross loans	1,971,964	1,973,103
Allowance for loan losses	(18,628)	(19,409)
Net Loans	1,953,336	1,953,694

Bank owned life insurance	79,683	78,961
Premises and equipment, net	65,497	64,612
Accrued interest receivable	6,729	7,093
Net deferred tax asset	29,578	32,219
Goodwill and other intangible assets	56,066	56,164
Other assets	40,560	41,792
Total Assets	$2,780,803	$2,777,109
Liabilities
Deposits:
Noninterest-bearing	$403,292	$369,025
Interest-bearing:
Demand deposits	544,664	526,824
Savings deposits	464,525	439,823
Time deposits	887,697	885,596
Total Deposits	2,300,178	2,221,268

Short-term borrowings:
Federal funds purchased	-	75,000
Customer repurchase agreements	113,824	114,050
Long-term debt	16,495	16,495
Other liabilities	34,260	39,162
Total Liabilities	2,464,757	2,465,975

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2012 and December 31, 2011, less 3,769,112 and 3,717,993 shares in treasury, respectively	46,249	46,249
Capital surplus	102,959	103,335
Retained earnings	295,934	291,050
Cost of common stock in treasury	(127,359)	(125,593)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	2,995	825
Underfunded pension liability	(4,732)	(4,732)
Total Accumulated Other Comprehensive Loss	(1,737)	(3,907)
Total Shareholders’ Equity	316,046	311,134
Total Liabilities and Shareholders’ Equity	$2,780,803	$2,777,109

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three Months Ended March 31
	2012	2011

Interest Income
Interest and fees on loans	$23,068	$23,738
Interest on investment securities:
Taxable	3,964	4,541
Tax-exempt	387	462
Interest on federal funds sold	11	13
Total Interest Income	27,430	28,754

Interest Expense
Interest on deposits	3,668	5,711
Interest on short-term borrowings	73	72
Interest on long-term debt	167	157
Total Interest Expense	3,908	5,940
Net Interest Income	23,522	22,814
Provision for loan losses	1,950	1,086
Net Interest Income After Provision for Loan Losses	21,572	21,728

Non-interest Income
Total investment securities impairment losses	-	-
Noncredit impairment losses recognized in other comprehensive income	-	-
Net investment securities impairment losses	-	-
Loss on sale of investment securities	(31)	-
Net investment securities loss	(31)	-

Service charges	9,090	9,054
Insurance commissions	1,996	1,621
Trust and investment management fee income	807	753
Bank owned life insurance	723	758
Other income	533	476
Total Non-interest Income	13,118	12,662

Non-interest Expense
Salaries and employee benefits	10,245	9,912
Occupancy and equipment	1,935	2,106
Depreciation	1,086	1,136
FDIC insurance expense	385	952
Advertising	644	680
Bankcard expenses	620	501
Postage, delivery, and statement mailings	548	554
Office supplies	455	539
Legal and professional fees	447	469
Telecommunications	389	429
Repossessed asset losses, net of expenses	121	198
Other expenses	2,640	2,382
Total Non-interest Expense	19,515	19,858
Income Before Income Taxes	15,175	14,532
Income tax expense	5,144	4,918
Net Income Available to Common Shareholders	$10,031	$9,614

Total comprehensive income	$12,201	$10,207

Average common shares outstanding	14,679	15,380
Effect of dilutive securities:
Employee stock options	80	82
Shares for diluted earnings per share	14,759	15,462

Basic earnings per common share	$0.68	$0.62
Diluted earnings per common share	$0.67	$0.62
Dividends declared per common share	$0.35	$0.34

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2010	$46,249	$103,057	$270,905	$(102,853)	$(2,497)	$314,861
Net income			9,614			9,614
Other comprehensive income					593	593
Cash dividends declared ($0.34 per share)			(5,190)			(5,190)
Stock-based compensation expense, net		(320)		784		464
Exercise of 5,476 stock options		-		153		153
Purchase of 270,745 treasury shares				(9,373)		(9,373)
Balances at March 31, 2011	$46,249	$102,737	$275,329	$(111,289)	$(1,904)	$311,122

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2011	$46,249	$103,335	$291,050	$(125,593)	$(3,907)	$311,134
Net income			10,031			10,031
Other comprehensive income					2,170	2,170
Cash dividends declared ($0.35 per share)			(5,147)			(5,147)
Stock-based compensation expense, net		(263)		705		442
Exercise of 16,899 stock options		(113)		601		488
Purchase of 88,000 treasury shares				(3,072)		(3,072)
Balances at March 31, 2012	$46,249	$102,959	$295,934	$(127,359)	$(1,737)	$316,046

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended March 31
	2012	2011

Operating Activities
Net income	$10,031	$9,614
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	682	414
Provision for loan losses	1,950	1,086
Depreciation of premises and equipment	1,086	1,136
Deferred income tax expense (benefit)	211	(676)
Accretion of gain from sale of interest rate floors	-	(196)
Net periodic employee benefit cost	14	96
Realized investment securities losses	31	-
Stock-compensation expense	442	464
Increase in value of bank-owned life insurance	(692)	(782)
Change in accrued interest receivable	364	(885)
Change in other assets	1,202	3,468
Change in other liabilities	(3,731)	2,608
Net Cash Provided by Operating Activities	11,590	16,347

Investing Activities
Proceeds from sale of money market and mutual fund securities available-for-sale	-	208,300
Purchases of money market and mutual fund securities available-for-sale	-	(237,801)
Proceeds from sales of securities available-for-sale	5,336	291
Proceeds from maturities and calls of securities available-for-sale	24,822	32,591
Purchases of securities available-for-sale	(32,492)	(33,275)
Net decrease in loans	(1,854)	(5,472)
Purchases of premises and equipment	(1,971)	(473)
Net Cash Used in Investing Activities	(6,159)	(35,839)

Financing Activities
Net increase in noninterest-bearing deposits	34,267	6,635
Net increase in interest-bearing deposits	44,643	50,520
Net (decrease) increase in short-term borrowings	(75,226)	6,592
Purchases of treasury stock	(3,072)	(9,373)
Proceeds from exercise of stock options	488	153
Dividends paid	(5,171)	(5,273)
Net Cash (Used in) Provided by Financing Activities	(4,071)	49,254
Increase in Cash and Cash Equivalents	1,360	29,762
Cash and cash equivalents at beginning of period	146,399	66,379
Cash and Cash Equivalents at End of Period	$147,759	$96,141

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012
Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2012. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements included in the Company’s 2011 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2011 Annual Report of the Company.
Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B – Acquisitions
On November 14, 2011, the Company announced that it had signed a definitive agreement to acquire Virginia Savings Bancorp, Inc. and its wholly owned subsidiary, Virginia Savings Bank (collectively, “VSB”).  VSB is a $128 million bank and operates five branches in the northwest portion of Virginia.  On March 14, 2012, the definitive agreement was amended.  The Company and VSB anticipate that the transaction will be completed during the second quarter of 2012, pending regulatory approvals, the approval of the shareholders of VSB and completion of other customary closing conditions.  The total transaction value is expected to be less than $15 million.

Note C –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$5,351	$148	$-	$5,499	$5,868	$173	$-	$6,041
Obligations of states and
political subdivisions	52,425	1,655	9	54,071	55,262	1,561	21	56,802
Mortgage-backed
securities:
U.S. government agencies	226,070	6,830	115	232,785	220,815	6,966	168	227,613
Private label	4,448	79	-	4,527	5,117	45	6	5,156
Trust preferred securities	52,023	1,014	3,825	49,212	48,951	941	4,735	45,157
Corporate securities	14,199	131	759	13,571	16,226	160	1,988	14,398
Total Debt Securities	354,516	9,857	4,708	359,665	352,239	9,846	6,918	355,167
Marketable equity securities	4,318	892	153	5,057	4,318	-	465	3,853
Investment funds	1,724	37	-	1,761	1,724	39	-	1,763
Total Securities
Available-for-Sale	$360,558	$10,786	$4,861	$366,483	$358,281	$9,885	$7,383	$360,783

	March 31, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Trust preferred securities	$23,438	$548	$146	$23,840	$23,458	$675	$710	$23,423
Total Securities
Held-to-Maturity	$23,438	$548	$146	$23,840	$23,458	$675	$710	$23,423

Other investment securities:
Non-marketable equity Securities	$11,674	$-	$-	$11,674	$11,934	$-	$-	$11,934
Total Other Investment
Securities	$11,674	$-	$-	$11,674	$11,934	$-	$-	$11,934

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2012 and December 31, 2011.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$667	$9	$-	$-	$667	$9
Mortgage-backed securities:
U.S. government agencies	15,501	86	4,213	29	19,714	115
Trust preferred securities	6,823	421	6,747	3,404	13,570	3,825
Corporate securities	-	-	5,934	759	5,934	759
Marketable equity securities	1,282	153	-	-	1,282	153
Total	$24,273	$669	$16,894	$4,192	$41,167	$4,861

Securities held-to-maturity:
Trust preferred securities	$6,574	$53	$4,055	$93	$10,629	$146

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$992	$11	$394	$10	$1,386	$21
Mortgage-backed securities:
US Government agencies	-	-	4,333	168	4,333	168
Private label	3,236	6	-	-	3,236	6
Trust preferred securities	6,724	520	5,402	4,215	12,126	4,735
Corporate securities	1,791	241	4,941	1,747	6,732	1,988
Marketable equity securities	3,810	465	-	-	3,810	465
Total	$16,553	$1,243	$15,070	$6,140	$31,623	$7,383

Securities held-to-maturity:
Trust preferred securities	$4,823	$212	$8,219	$498	$13,042	$710

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.
During the first quarter of 2012, the Company did not record any credit-related net investment impairment losses.  During 2011, the Company recorded $1.3 million in credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities ($0.4 million credit-related net impairment losses for the full year) with a remaining book value of $3.4 million at December 31, 2011, and community bank and bank holding company equity positions ($0.9 million credit-related net impairment losses for the full year) with a remaining book value of $3.9 million at December 31, 2011.  The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $0.4 million on the pooled bank trust preferred securities were appropriate for the year ending December 31, 2011.  During the year ended December 31, 2011, the Company recognized $0.9 million of credit-related net impairment charges on the Company’s equity positions due to the length of time and extent to which the market value of these securities have been below the Company’s cost basis.  As a result of these factors, the Company does not expect the market value of these securities to recover in the near future.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2012, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of March 31, 2012, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.
At March 31, 2012, the book value of the Company’s five pooled trust preferred securities totaled $7.4 million with an estimated fair value of $3.4 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
When evaluating pooled trust preferred  securities for OTTI, the Company determines a credit related portion and a noncredit related portion.  The credit related portion is recognized in earnings and represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The noncredit related portion is recognized in other comprehensive income, and represents the difference between the book value and the fair value of the security less the amount of the credit related impairment.  The determination of whether it is probable that an adverse change in estimated cash flows has occurred is evaluated by comparing estimated cash flows to those previously projected as further described below.  The Company considers this process to be its primary evidence when determining whether credit related OTTI exists.  The results of these analyses are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying issuers and determination of the likelihood of defaults of the underlying collateral.
The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that two of the banks currently deferring or in default will cure such positions between June 2012 and September 2012.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the three months ended March 31, 2012 and for the year ended December 31, 2011.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

(In thousands)	Debt Securities	Equity Securities	Total

Balance at January 1, 2010	$19,240	$6,783	$26,023
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	355	918	1,273
Deductions:
Called	(638)	-	(638)
Balance December 31, 2011	18,957	7,701	26,658
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	-	-	-
Balance March 31, 2012	$18,957	$7,701	$26,658

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of March 31, 2012:
(Dollars in thousands)
Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1	(5)	Pooled	Mezz	$1,158	$490	$172	$(318)	Ca	14	26.1%	17.6	%(2)	20.0%
P2	(5)	Pooled	Mezz	3,944	1,197	1,006	(191)	Ca	16	25.9%	23.1	%(2)	11.9%
P3	(6)	Pooled	Mezz	2,962	1,431	362	(1,069)	Caa3	26	24.5%	22.0	%(2)	0.9%
P4	(7)	Pooled	Mezz	4,060	965	228	(737)	Ca	11	24.2%	1.2	%(3)	11.8%
P5	(5)	Pooled	Mezz	5,806	826	273	(553)	Ca	14	27.5%	21.7	%(2)	16.4%

		Held to Maturity:
P6	(5)	Pooled	Mezz	2,241	306	344	38	Ca	14	26.1%	17.6	%(2)	20.0%
P7	(5)	Pooled	Mezz	5,237	1,054	1,342	288	Ca	16	25.9%	23.1	%(2)	11.9%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		1,149	1,037	1,037	-	Ba2	1	-	-
S2		Single		2,048	2,029	2,020	(9)	BB+	1	-	-
S3		Single		535	510	510	-	BB+	1	-	-
S4	(5)	Single		261	235	132	(103)	NR	1	-	-
S5		Single		3,000	3,000	3,066	66	B2	1	-	-
S6		Single		1,000	1,000	1,044	44	B2	1	-	-

		Held to Maturity:
S7		Single		4,000	4,000	4,000	-	NR	1	-	-
S8		Single		3,360	3,105	3,030	(75)	NR	1	-	-
S9		Single		3,564	3,534	3,499	(35)	NR	1	-	-
S10		Single		4,321	4,130	4,100	(30)	Baa3	1	-	-

	(1)
The differences noted consist of unrealized losses recorded at March 31, 2012 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

	(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

	(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. The model for this security assumes that two of the banks that are currently deferring will cure between June 2012 and September 2012. If additional underlying issuers cure, this bond could recover at a higher percentage.

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

	(5)	No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2012 and the year ended December 31, 2011.
	(6)
No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2012. Other-than-temporary impairment losses of $115,000 were recognized during the year ended December 31, 2011.

	(7)
No other-than-temporary impairment losses were incurred during the quarter ended March 31, 2012. Other-than-temporary impairment losses of $240,000 were recognized during the year ended December 31, 2011.

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.
(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,295	$8,339
Due after one year through five years	40,405	40,837
Due after five years through ten years	48,293	50,196
Due after ten years	257,523	260,293
	$354,516	$359,665

Securities Held-to-Maturity
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	23,438	23,840
	$23,438	$23,840

The Company recognized less than $0.1 million in gross losses from investment security transactions during the three months ended March 31, 2012.  The Company did not recognize any gross gains or losses from investment security transactions during the three months ended March 31, 2011.  The specific identification method is used to determine the cost basis of securities sold.
    The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $191 million and $204 million at March 31, 2012 and December 31, 2011, respectively.

Note D –Loans
The following summarizes the Company’s major classifications for loans:

( In thousands)	March 31, 2012	December 31, 2011

Residential real estate	$939,611	$929,788
Home equity – junior liens (including lines of credit)	139,764	141,797
Commercial and industrial	108,707	130,899
Commercial real estate	745,586	732,146
Consumer	35,448	35,845
DDA overdrafts	2,848	2,628
Gross loans	1,971,964	1,973,103
Allowance for loan losses	(18,628)	(19,409)
Net loans	$1,953,336	$1,953,694

Construction loans of $11.6 million and $9.2 million are included within residential real estate loans at March 31, 2012 and December 31, 2011, respectively.  Construction loans of $20.7 million and $20.2 million are included within commercial real estate loans at March 31, 2012 and December 31, 2011, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

Note E –Allowance For Loan Losses

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a quarterly basis to provide for probable losses inherent in the portfolio.  Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors.

Individual credits are selected throughout the year for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the adequacy of the allowance.  Due to the nature of commercial lending, evaluation of the adequacy of the allowance as it relates to these types of loan types is often based more upon specific credit reviews, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for economic conditions and other inherent risk factors.

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2012 and 2011.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2012 and December 31, 2011.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
Three Months Ended
March 31, 2012:
Allowance for loan loss
Beginning balance	$590	$11,666	$3,591	$2,773	$88	$701	$19,409
Charge-offs	(69)	(1,989)	(198)	(509)	(59)	(335)	(3,159)
Recoveries	3	96	4	1	29	295	428
Provision	25	682	353	701	51	138	1,950
Ending balance	$549	$10,455	$3,750	$2,966	$109	$799	$18,628

Three Months Ended
March 31, 2011:
Allowance for loan loss
Beginning balance	$1,864	$8,488	$4,149	$2,640	$95	$988	$18,224
Charge-offs	(75)	(34)	(550)	(237)	(44)	(434)	(1,374)
Recoveries	3	2	6	1	38	428	478
Provision	(213)	419	611	218	3	48	1,086
Ending balance	$1,579	$8,875	$4,216	$2,622	$92	$1,030	$18,414

As of March 31, 2012:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$951	$-	$-	$-	$-	$951
Collectively	549	9,504	3,750	2,966	109	799	17,677
Total	$549	$10,455	$3,750	$2,966	$109	$799	$18,628

Loans
Evaluated for impairment:
Individually	$-	$13,383	$474	$299	$-	$-	$14,156
Collectively	108,707	732,203	644,306	434,296	35,448	2,848	1,957,808
Total	$108,707	$745,586	$644,780	$434,595	$35,448	$2,848	$1,971,964

As of December 31, 2011:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$2,666	$-	$-	$-	$-	$2,666
Collectively	590	9,000	3,591	2,773	88	701	16,743
Total	$590	$11,666	$3,591	$2,773	$88	$701	$19,409

Loans
Evaluated for impairment:
Individually	$81	$15,311	$476	$298	$-	$-	$16,166
Collectively	130,818	716,835	638,109	432,702	35,845	2,628	1,956,937
Total	$130,899	$732,146	$638,585	$433,000	$35,845	$2,628	$1,973,103

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk grading.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings for commercial loans are:  Exceptional, Good, Acceptable, Pass/Watch, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields, ratios and leverage, cash flow spread and coverage, prior history, capability of management, market position/industry, potential impact of changing economic, legal, regulatory or environmental conditions, purpose structure, collateral support, and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity, overall collateral position along with other economic trends, and historical payment performance.  The risk grades for each credit are updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review/credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated exceptional, good, acceptable, or pass/watch.  Loans rated special mention, substandard or doubtful are reviewed at least quarterly.  The Company uses the following definitions for its risk ratings:
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

The following presents loans by the Company’s credit quality indicators, by class, as of March 31, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
March 31, 2012:
Risk Grade
Exceptional	$3,728	$41	-	-	-	-	$3,769
Good	5,546	106,612	-	-	-	-	112,158
Acceptable	73,755	430,433	-	-	-	-	504,188
Pass/watch	24,314	160,772	-	-	-	-	185,086
Special mention	420	16,545	-	-	-	-	16,965
Substandard	828	30,955	-	-	-	-	31,783
Doubtful	116	228	-	-	-	-	344
Total	$108,707	$745,586					854,293

Payment Activity
Performing			$644,526	$434,458	$35,448	$2,847	$1,117,279
Non-performing			254	137	-	1	392
Total			$644,780	$434,595	$35,448	$2,848	$1,971,964

December 31, 2011:
Risk Grade
Exceptional	$4,220	$42	-	-	-	-	$4,262
Good	6,728	107,718	-	-	-	-	114,446
Acceptable	93,077	411,721	-	-	-	-	504,798
Pass/watch	25,246	161,598	-	-	-	-	186,844
Special mention	470	16,802	-	-	-	-	17,272
Substandard	1,037	34,265	-	-	-	-	35,302
Doubtful	121	-	-	-	-	-	121
Total	$130,899	$732,146					863,045

Payment Activity
Performing			$637,586	$431,199	$35,845	$2,616	1,107,246
Non-performing			999	1,801	-	12	2,812
Total			$638,585	$433,000	$35,845	$2,628	$1,973,103

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of March 31, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
March 31, 2012:
30 – 59 days past due	$31	$1,569	$3,345	$1,273	$51	$301	$6,570
60 – 89 days past due	32	897	509	150	7	2	1,597
Over 90 days past due	-	170	254	137	-	1	562
Non-accrual	181	16,840	2,040	1,359	-	-	20,420
	244	19,476	6,148	2,919	58	304	29,149
Current	108,463	726,110	638,632	431,676	35,390	2,544	1,942,815
Total	$108,707	$745,586	$644,780	$434,595	$35,448	$2,848	$1,971,964

December 31, 2011:
30 – 59 days past due	$1,243	$576	$4,912	$1,906	$133	$883	$9,653
60 – 89 days past due	-	2,839	408	228	5	14	3,494
Over 90 days past due	-	-	42	112	-	12	166
Non-accrual	375	18,930	957	1,689	-	-	21,951
	1,618	22,345	6,319	3,935	138	909	35,264
Current	129,281	709,801	632,266	429,065	35,707	1,719	1,937,839
Total	$130,899	$732,146	$638,585	$433,000	$35,845	$2,628	$1,973,103

Impaired Loans

The following presents the Company’s impaired loans, by class, as of March 31, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
March 31, 2012:
With no related allowance recorded
Recorded investment	$-	$3,487	$-	$-	$-	$-	$3,487
Unpaid principal
balance	-	8,413	-	-	-	-	8,413

With an allowance recorded
Recorded investment	$181	$13,524	$2,293	$1,496	$-	$1	$17,495
Unpaid principal
balance	181	13,524	2,293	1,496	-	1	17,495
Related allowance	36	1,294	270	176	-	1	1,777

December 31, 2011:
With no related allowance recorded
Recorded investment	$78	$2,840	$-	$-	$-	$-	$2,918
Unpaid principal	78	6,036	-	-	-	-	6,114
balance

With an allowance recorded
Recorded investment	$297	$16,090	$1,000	$1,801	$-	$12	$19,200
Unpaid principal
balance	297	16,090	1,000	1,801	-	12	19,200
Related allowance	53	3,044	139	240	-	12	3,488

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class, for the three months ended March 31, 2012 and 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
March 31, 2012:
With no related allowance recorded
Average recorded
investment	$-	$5,216	$-	$-	$-	$-	$5,216
Interest income
recognized	-	50	-	-	-	-	50

With an allowance recorded
Average recorded
investment	$118	$13,447	$1,052	$1,521	$-	$-	$16,138
Interest income
recognized	2	147	11	6	-	-	166

March 31, 2011:
With no related allowance recorded
Average recorded
investment	$-	$16,215	$481	$1,047	$-	$-	$17,743
Interest income
recognized	-	103	8	2	-	-	113

With an allowance recorded
Average recorded
investment	$282	$8,392	$1,221	$791	$-	$-	$10,686
Interest income
recognized	-	-	-	-	-	-	-

Approximately $0.2 million and $0.1 million of interest income would have been recognized during the three months ended March 31, 2012 and 2011, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2012.

Loan Modifications

The Company’s policy on loan modifications typically does not allow for modifications that would be considered a concession from the Company.  However, when there is a modification, the Company evaluates each modification to determine if the modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASU 2011-02, whereby a modification of a loan would be considered a TDR when both of the following conditions are met: (1) a borrower is experiencing financial difficulty and (2) the modification constitutes a concession.  When determining whether the borrower is experiencing financial difficulties, the Company reviews whether the debtor is currently in payment default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification.  Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal and interest) in accordance with the contractual terms for the foreseeable future, without a modification.
At March 31, 2012, the Company’s TDRs totaled less than $0.4 million.  There was no material difference between the pre-modification and post-modification balances.  The impact on the allowance for loan losses was insignificant.  The TDRs did not default during the three months ended March 31, 2012.

Note F –Previously Securitized Loans
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
    As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio as “previously securitized loans,” at the lower of carrying value or fair value.  Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans.  As of March 31, 2012, there is no carrying value remaining on these loans, while the actual contractual balances of these loans was $9.3 million.  For the first three months ended March 31, 2012 and 2011, the Company recognized $0.9 million of interest income from its previously securitized loans.

Note G – Long-Term Debt

The components of long-term debt are summarized below:

( In thousands)	March 31, 2012	December 31, 2011

Junior subordinated debentures owed
to City Holding Capital Trust III, due
2038, interest at a rate of 4.05% and
3.85%, respectively	$16,495	$ 16,495

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

Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly.  Interest payments are due in March, June, September and December.  The Debentures are redeemable prior to maturity at the option of the Company (i) in whole or at any time or in part from time-to-time, at declining redemption prices ranging from 103.525% to 100.000% on June 15, 2013, and thereafter, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.
    Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company.  The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the trust other than those arising under the trust preferred securities.  The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreement establishing the trust, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust preferred securities.  The Capital Securities issued by the statutory business trusts qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

Note H – Employee Benefit Plans
During 2003, shareholders approved the City Holding Company 2003 Incentive Plan (“the Plan”).  Employees, directors and individuals who provide service to the Company (collectively, “Plan Participants”) are eligible to participate in the Plan.  Pursuant to terms of the Plan, the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to Plan Participants.  A maximum of 1,000,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards, but no more than 350,000 shares of common stock may be issued as stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to ten years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.
Each award from the Plan is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Compensation Committee, or its delegate, determines.  The option price for each grant is equal to the fair market value of a share of the Company’s common stock on the date of the grant.  Options granted expire at such time as the Compensation Committee, or its delegate, determines at the date of the grant and in no event does the exercise period exceed a maximum of ten years.  Upon a change-in-control of the Company, as defined in the Plan, all outstanding options and awards shall immediately vest.

Stock Options

A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31, 2012 and 2011:

	2012		2011
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	293,817	$33.95	287,393	$33.64
Granted	16,876	35.39	16,000	35.09
Exercised	(16,899)	28.87	(5,476)	28.00
Forfeited	-	-	-	-
Outstanding at March 31	293,794	$34.32	297,917	$33.83

Additional information regarding stock options outstanding and exercisable at March 31, 2012, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	168,418	$31.82	48	$492,179	116,584	$32.57	32	$253,107
$35.09 - $40.88	125,376	37.69	71	-	70,000	38.09	52	-
	293,794	$34.32	58	$492,179	186,584	34.64	39	$253,107

Proceeds from stock option exercises were $0.6 million and less than $0.2 million during the three months ended March 31, 2012 and 2011, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2012 and March 31, 2011 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.2 million during the three months ended March 31, 2012 and 2011, respectively.
Stock-based compensation expense was less than $0.1 million for both the three months ended March 31, 2012 and March 31, 2011.  Unrecognized stock-based compensation expense related to stock options totaled $0.6 million at March 31, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31:
	2012	2011

Risk-free interest rate	2.51%	3.07%
Expected dividend yield	3.90%	3.88%
Volatility factor	48.40%	41.12%
Expected life of option	5.0 years	8.0 years

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.1 million for the three months ended March 31, 2012 and 2011.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.3 million at March 31, 2012. At March 31, 2012, this unrecognized expense is expected to be recognized over 5.0 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31:

	2012		2011
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	108,209		96,060
Granted	12,686	$35.39	14,050	$35.07
Forfeited/Vested	(12,450)		(568)
Outstanding at March 31	108,445		109,542

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for the three month periods ended March 31, 2012 and March 31, 2011.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of approximately $0.1 million to the Defined Benefit Plan during the three months ended March 31, 2012 and March 31, 2011.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended March 31,
(In thousands)	2012	2011

Components of net periodic cost:
Interest cost	$159	$162
Expected return on plan assets	(202)	(203)
Net amortization and deferral	174	137
Net Periodic Pension Cost	$131	$96

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

(In thousands)	March 31, 2012	December 31, 2011

Commitments to extend credit:
Home equity lines	$147,812	$143,856
Commercial real estate	26,477	29,995
Other commitments	157,031	185,602
Standby letters of credit	19,505	20,110
Commercial letters of credit	412	412

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

City National Bank is currently in a civil action pending in the Circuit Court of Kanawha County, West Virginia, in a case styled Thomas Casto v. City National Bank, N.A (“Casto”).  This putative class action asserts that the plaintiffs, and others similarly situated, were wrongfully assessed overdraft fees in connection with City National Bank accounts.  The plaintiffs alleged that City National Bank’s policy of posting debit and check transactions from high to low order was in violation of the West Virginia Consumer Credit and Protection Act, constituted a breach of the implied covenant of good faith and fair dealing and created an unjust enrichment to City National Bank.

In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.366 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The final fairness hearing for approval is set for May 10, 2012.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.

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

Note J – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended March 31,
(In thousands)	2012	2011

Net income	$10,031	$9,614

Other comprehensive income:
Unrealized security gains arising during the period	3,450	1,276
Reclassification adjustment for losses included in income	31	-
	3,481	1,276

Unrealized loss on interest rate floors	-	(317)
Other comprehensive income before income taxes	3,481	959
Tax effect	(1,311)	(366)
Other comprehensive income	2,170	593

Total comprehensive income	$12,201	$10,207

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(In thousands, except per share data)	2012	2011

Distributed earnings allocated to common stock	$5,118	$5,154
Undistributed earnings allocated to common stock	4,837	4,394
Net earnings allocated to common shareholders	$9,955	$9,548

Average shares outstanding	14,679	15,380

Effect of dilutive securities:
Employee stock options	80	82

Shares for diluted earnings per share	14,759	15,462

Basic earnings per share	$0.68	$0.62
Diluted earnings per share	$0.67	$0.62

    Options to purchase approximately 109,400 and 108,500 shares of common stock at an exercise price between $35.39 and $40.88 and between $35.09 and $40.88 per share were outstanding during the first quarter of 2012 and the first quarter of 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note L –Fair Value Measurements
Fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

Financial Assets and Liabilities
The Company used the following methods and significant assumptions to estimate fair value for financial assets and liabilities measured on a recurring basis.
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
The Company utilizes a third party pricing service provider to value its Level 1 and Level 2 investment securities.  Annually, the Company obtains an independent auditor’s report from its third party pricing service provider regarding its controls over investment securities.  Although no control deficiencies were noted, the report did contain caveats and disclaimers regarding the pricing information, such as the Company should review fair values for reasonableness.  On a quarterly basis, the Company selects a sample of its debt securities and reprices those securities with a third party that is independent of the primary pricing service provider to verify the reasonableness of the fair values.
The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2012.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data for real estate collateral or Level 3 inputs for non-real estate collateral.  The following table presents assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

(in thousands)	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2012
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,499	$-	$5,499	$-
Obligations of state and political
subdivisions	54,071		54,071	-
Mortgage-backed securities:
U.S. Government agencies	232,785	-	232,785	-
Private label	4,527	-	4,527	-
Trust preferred securities	49,212	-	47,039	2,173
Corporate securities	13,571	-	13,571	-
Marketable equity securities	5,057	5,057	-	-
Investment funds	1,761	1,761	-	-
Derivative assets	9,786	-	9,786	-

Financial Liabilities
Derivative liabilities	9,786	-	9,786	-

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$20,981	$-	$20,800	$181	$-

December 31, 2011
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$6,041	$-	$6,041	$-
Obligations of states and political
subdivisions	56,802	-	56,802	-
Mortgage-backed securities:
U.S. Government agencies	227,613	-	227,613	-
Private label	5,156	-	5,156	-
Trust preferred securities	45,157	-	43,175	1,982
Corporate securities	14,398	-	14,398	-
Marketable equity securities	3,853	3,853	-	-
Investment funds	1,763	1,763	-	-
Derivative assets	11,541	-	11,541	-

Financial Liabilities
Derivative liabilities	11,541	-	11,541	-

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$22,118	$-	$21,743	$375	$2,701

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011

Beginning balance	$1,982	$2,504
Impairment losses on investment securities	-	-
Included in other comprehensive income	191	630
Transfers into Level 3	-	-
Ending Balance	$2,173	$3,134

    The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that two of the banks currently deferring or in default will cure such positions between June 2012 and September 2012.

The table below presents the Company’s Level 2 financial assets and liabilities measured on a nonrecurring basis, which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2012 and 2011.  During the three months ended March 31, 2012 and 2011, the Company had no Level 3 financial assets and liabilities that were measured on a nonrecurring basis.
	Three Months Ended
	March 31, 2012	March 31, 2011
(In thousands)	Level 2	Level 2

Carrying value of impaired loans before allocations	$2,366	$16,256
Specific valuation allowance allocations	(280)	(1,503)
Fair value	$2,086	$14,753

The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2012 and 2011, collateral discounts ranged from 20% to 30%.

Non-Financial Assets and Liabilities
The Company has no non-financial assets or liabilities measured at fair value on a recurring basis.  Certain non-financial assets measured at fair value on a non-recurring basis include other real estate owned (“OREO”), which is measured at the lower of cost or fair value, and goodwill and other intangible assets, which are measured at fair value for impairment assessments.
The table below presents OREO that was remeasured and reported at fair value during the three months ended March 31, 2012 and 2011.
	Three Months Ended March 31,
(In thousands)	2012	2011

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,248	$890
Charge-offs recognized in the allowance for loan losses	(710)	(103)
Fair value	$1,538	$787

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$35	$245
Write-downs included in other non-interest expense	(13)	(45)
Fair value	$22	$200

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

Securities Held to Maturity:  The fair value of securities held-to-maturity are generally based on quoted market prices or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Net loans:  The fair value of the loan portfolio is estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers for the same remaining maturities. Loans were first segregated by type such as commercial, real estate and consumer, and were then further segmented into fixed, adjustable and variable rate categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.
Time deposits:  The fair values of time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.
Long-term debt: The fair value of long-term borrowings is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements and market conditions of similar debt instruments.
Commitments and letters of credit: The fair values of commitments are estimated based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  The amounts of fees currently charged on commitments and letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values have not been reflected in the table below.
The following table represents the estimates of fair value of financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Securities held-to-maturity	23,438	23,840	-	23,840	-
Net loans	1,953,336	1,989,179	-	-	1,989,179
Liabilities:
Time deposits	887,697	900,773	-	900,773	-
Long-term debt	16,495	16,459	-	16,459	-

December 31, 2011
Assets:
Securities held-to-maturity	23,458	23,423	-	23,423	-
Net loans	1,953,694	1,991,335	-	-	1,991,335
Liabilities:
Time deposits	885,596	898,972	-	898,972	-
Long-term debt	16,495	16,456	-	16,456	-

Note M– Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance contained in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”).  The provisions of ASU No. 2011-04 clarify existing fair value measurements, amend certain principles set forth in Topic 820 and requires additional fair value disclosures.  ASU No. 2011-04 become effective for the Company’s reporting period that began on January 1, 2012.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate, but consecutive statements, thus eliminating the option to present components of comprehensive income within the statement of changes in shareholders’ equity.  ASU No. 2011-05 is effective for the Company’s reporting period that began on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  Under this ASU, an entity has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If an entity determines, as a result of this qualitative assessment, that it is not more than likely that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  ASU No. 2011-08 is effective for the Company’s reporting period that began on January 1, 2012.  The adoption of ASU No. 2011-08 did not have a material impact on the Company’s financial statements.
In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  This ASU defers the changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.  ASU No. 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected.  ASU No. 2011-12 is effective for the Company’s reporting period that began on January 1, 2012.  The adoption of ASU No. 2011-12 did not have a material impact on the Company’s financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2011 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2011 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, and previously securitized loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 34 - 37 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2011.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the quarter ended March 31, 2012 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

Financial Summary
Three Months Ended March 31, 2012 vs. 2011
The Company reported consolidated net income of $10.0 million, or $0.67 per diluted common share, for the three months ended March 31, 2012, compared to $9.6 million, or $0.62 per diluted common share, for the first three months of 2011. Return on average assets (“ROA”) was 1.47% and return on average equity (“ROE”) was 12.7% for the first three months of 2012, compared to 1.44% and 12.1%, respectively, for the first three months of 2011.
The Company’s net interest income for the first three months of 2012 increased $0.7 million compared to the first three months of 2011 (see Net Interest Income). The Company recorded a provision for loan losses of $2.0 million for the first three months of 2012 compared to $1.1 million for the first three months of 2011 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.4 million from the three months ended March 31, 2011, to the three months ended March 31, 2012.  Non-interest expenses for the three months ended March 31, 2012 decreased $0.4 million from the three months ended March 31, 2011.
Net Interest Income
Three Months Ended March 31, 2012 vs. 2011
The Company’s tax equivalent net interest income increased $0.6 million, or 2.9%, from $23.1 million during the first three months of 2011 to $23.7 million during the first three months of 2012.  This increase is due to a decrease in interest expense that was primarily related to a decline in the average rate paid on interest bearing deposits which declined from 1.26% for the first quarter of 2011 to 0.79% for the first quarter of 2012.  This decline is primarily due to the average interest rate paid on time deposits decreasing 73 basis points to 1.49% for the first quarter of 2012.  The Company’s reported net interest margin increased from 3.95% for the quarter ended March 31, 2011 to 3.98% for the quarter ended March 31, 2012.

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Three months ended March 31,
	2012			2011
	Average		Yield/		Average	Yield/
	Balance	Interest	Rate	Interest	Balance	Rate
Assets
Loan portfolio(1):
Residential real estate(2)	$1,067,911	$11,827	4.45%	$1,023,317	$12,544	4.97%
Commercial, financial, and agriculture(3)	862,886	9,584	4.47	792,536	9,477	4.85
Installment loans to individuals(4)	41,681	770	7.43	45,249	812	7.28
Previously securitized loans(5)	*	887	*	658	905	557.79
Total loans	1,972,478	23,068	4.70	1,861,760	23,738	5.17
Securities:
Taxable	351,811	3,964	4.53	420,082	4,541	4.38
Tax-exempt(6)	41,117	595	5.82	50,725	710	5.68
Total securities	392,928	4,559	4.67	470,807	5,251	4.52
Deposits in depository institutions	7,587	-	-	8,661	-	-
Federal funds sold	27,462	11	0.16	26,780	13	0.20
Total interest-earning assets	2,400,455	27,638	4.63	2,368,008	29,002	4.97
Cash and due from banks	75,484			56,459
Bank premises and equipment	64,746			64,342
Other assets	216,379			204,494
Less: allowance for loan losses	(19,726)			(18,555)
Total assets	$2,737,338			$2,674,748

Liabilities
Interest-bearing demand deposits	$523,761	$178	0.14%	$485,204	$244	0.20%
Savings deposits	448,435	188	0.17	402,099	257	0.26
Time deposits	889,110	3,302	1.49	952,632	5,210	2.22
Short-term borrowings	113,946	73	0.26	111,192	72	0.26
Long-term debt	16,495	167	4.07	16,495	157	3.86
Total interest-bearing liabilities	1,991,747	3,908	0.79	1,967,622	5,940	1.22
Noninterest-bearing demand deposits	392,902			369,356
Other liabilities	36,436			19,275
Stockholders’ equity	316,253			318,495
Total liabilities and stockholders’ equity	$2,737,338			$2,674,748
Net interest income		$23,730			$23,062
Net yield on earning assets			3.98%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $0 and $478 from interest rate floors for the three months ended March 31, 2012 and March 31, 2011, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $0 and $246 from interest rate floors for the three months ended March 31, 2012 and March 31, 2011, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Effective January 1, 2012, there is no carrying value of the Company’s previously securities loans.
(6)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended March 31,
	2012 vs. 2011
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$551	$(1,268)	$(717)
Commercial, financial, and agriculture	848	(741)	107
Installment loans to individual	(65)	23	(42)
Previously securitized loans	(913)	895	(18)
Total loans	421	(1,091)	(670)
Securities:
Taxable	(744)	167	(577)
Tax-exempt(1)	(136)	21	(115)
Total securities	(880)	188	(692)
Federal funds sold	-	(2)	(2)
Total interest-earning assets	$(459)	$(905)	$(1,364)

Interest-bearing liabilities:
Interest-bearing demand deposits	$20	$(86)	$(66)
Savings deposits	30	(99)	(69)
Time deposits	(350)	(1,558)	(1,908)
Short-term borrowings	2	(1)	1
Long-term debt	-	10	10
Total interest-bearing liabilities	$(298)	$(1,734)	$(2,032)
Net Interest Income	$(161)	$829	$668

(1) Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table Three
Loan Portfolio
	March 31,	December 31,	March 31,
(In thousands)	2012	2011	2011

Residential real estate	$939,611	$929,788	$891,003
Home equity – junior liens (including lines of credit)	139,764	141,797	140,351
Commercial and industrial	108,707	130,899	129,475
Commercial real estate	745,586	732,146	668,710
Consumer	35,448	35,845	37,482
DDA overdrafts	2,848	2,628	1,970
Previously securitized loans	-	-	533
Total loans	$1,971,964	$1,973,103	$1,869,524

Loan balances at December 31, 2011 and March 31, 2012 were essentially flat at $1.97 billion.  Residential real estate loans increased $9.8 million, or 1.1%, from $929.8 million at December 31, 2011 to $939.6 million at March 31, 2012.   Residential real estate loans primarily consist of: (i) single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At March 31, 2012, $11.6 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $2.0 million during the first three months of 2012 to $139.8 million at March 31, 2012.  Junior lien home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.
Commercial real estate loans increased $13.4 million, or 1.8%, from $732.1 million at December 31, 2011 to $745.6 million at March 31, 2012.  At March 31, 2012, $20.7 million of the commercial real estate loans were for commercial properties under construction.  Offsetting the increase in commercial real estate loans was a decrease in commercial and industrial loans (“C&I”) of $22.2 million, to $108.7 million at March 31, 2012.  This decrease was primarily due to: (i) the Company elected to exit from its participation in a C&I loan that, when originated, was a local company, but over time had become a “Shared National Credit” and would have yielded less than 1.50% going forward and (ii) a large C&I customer sold their business and paid off their outstanding loan balance of $9 million.
Consumer loans decreased $0.4 million, or 1.1%, from $35.8 million at December 31, 2011 to $35.4 million at March 31, 2012.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $2.0 million in the first three months of 2012, $2.3 million in the fourth quarter of 2011, and $1.1 million in the first three months of 2011.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $2.7 million and $0.9 million for the first three months of 2012 and 2011, respectively.  Net charge-offs in the first quarter of 2012 consisted primarily of net charge-offs on commercial real estate loans of $1.9 million and home equity loans of $0.5 million.  Charge-offs for commercial real estate loans were primarily related to a specific borrower filing bankruptcy and the related impaired credits that had been appropriately considered in establishing the allowance for loan losses in the prior period.  The Company is currently reviewing recovery options based on its collateral position, although no assurances of any such recoveries can be made at this time.
The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.52% at December 31, 2011 to 1.48% at March 31, 2012.  The Company’s ratio of non-performing assets to total loans and other real estate owned is less than 30% of the 5.44% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended December 31, 2011.
The ALLL at March 31, 2012 was $18.6 million compared to $19.4 million at December 31, 2011, a decrease of $0.8 million or 4.1%. Below is a summary of the changes in the components of the ALLL from December 31, 2011 to March 31, 2012.
The allowance allocated to the commercial real estate loan portfolio (see Table Six) decreased $1.2 million, or 10.4%, from $11.7 million at December 31, 2011 to $10.5 million at March 31, 2012.  This decrease was primarily due to a charge-off relating to a specific borrower filing bankruptcy that had previously been considered in establishing the allowance.
The allowance related to the commercial and industrial loan portfolio decreased modestly from $0.6 million at December 31, 2011 to $0.5 million at March 31, 2012 (see Table Six).  This decrease was primarily the result of decreases in the balance of commercial and industrial portfolio.
The allowance allocated to the residential real estate portfolio (see Table Six) increased $0.2 million from $3.6 million at December 31, 2011 to $3.8 million at March 31, 2012.
The allowance allocated to the home equity loan portfolio (see Table Six) increased $0.2 million from $2.8 million at December 31, 2011 to $3.0 million at March 31, 2012.
The allowance allocated to the consumer loan portfolio (see Table Six) remained stable at $0.1 million at both March 31, 2012 and December 31, 2011.
The allowance allocated to overdraft deposit accounts (see Table Six) increased modestly from $0.7 million at December 31, 2011 to $0.8 million at March 31, 2012.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2012, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Loan Losses
			Year ended
	Three months ended March 31,		December 31,
(In thousands)	2012	2011	2011

Balance at beginning of period	$19,409	$18,224	$18,224

Charge-offs:
Commercial and industrial	69	75	522
Commercial real estate	1,989	34	1,989
Residential real estate	198	550	1,367
Home equity	509	237	1,089
Consumer	59	44	164
DDA overdrafts	335	434	1,712
Total charge-offs	3,159	1,374	6,843

Recoveries:
Commercial and industrial	3	3	23
Commercial real estate	96	2	1,981
Residential real estate	4	6	29
Home equity	1	1	7
Consumer	29	38	136
DDA overdrafts	295	428	1,252
Total recoveries	428	478	3,428
Net charge-offs	2,731	896	3,415
Provision for loan losses	1,950	1,086	4,600
Balance at end of period	$18,628	$18,414	$19,409

As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.55%	0.19%	0.18%
Provision for loan losses (annualized)	0.40%	0.23%	0.24%
As a Percent of Non-Performing Loans:
Allowance for loan losses	88.78%	72.14%	87.76%

Table Five
Non-Accrual, Past-Due and Restructured loans
	As of March 31,		As of December 31,
(In thousands)	2012	2011	2011

Non-accrual loans	$20,420	$25,166	$21,951
Accruing loans past due 90 days or more	562	358	166
Total non-performing loans	20,982	25,524	22,117
Total other real estate owned	8,250	7,241	7,948
Total non-performing assets	$29,232	$32,765	$30,065

The decrease in non-accrual loans was primarily due to the large commercial real estate loan mentioned above that was charged-off during the first quarter of 2012, which had been previously considered and reserved for in the allowance for loan losses.
The average recorded investment in impaired loans during the three months ended March 31, 2012 and 2011 was $21.4 million and $28.4 million, respectively.  The Company recognized approximately $0.2 million and $0.1 million of interest income received in cash on non-accrual and impaired loans for the three month periods ended March 31, 2012 and March 31, 2011, respectively.  Approximately $0.2 million and $0.1 million of interest income would have been recognized during the three month periods ended March 31, 2012 and March 31, 2011, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2012 and December 31, 2011.  The Company recognized interest income of $0.2 million and $0.1 million using the accrual method of income recognition during the time period the loans were impaired for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

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

Information pertaining to impaired loans is included in the following table:

	As of March 31,		As of December 31,
(In thousands)	2012	2011	2011
Impaired loans with a valuation allowance	$17,495	$21,476	$19,200
Impaired loans with no valuation allowance	3,487	14,502	2,918
Total impaired loans	$20,982	$35,978	$22,118

Allowance for loan losses allocated to impaired loans	$1,777	$2,434	$3,488

Table Six
Allocation of the Allowance For Loan Losses
	As of March 31,		As of December 31,
(In thousands)	2012	2011	2011

Commercial and industrial	$549	$1,579	$590
Commercial real estate	10,455	8,875	11,666
Residential real estate	3,750	4,216	3,591
Home equity	2,966	2,622	2,773
Consumer	109	92	88
DDA overdrafts	799	1,030	701
Allowance for Loan Losses	$18,628	$18,414	$19,409

Previously Securitized Loans
As of March 31, 2012, there is no carrying value remaining on the previously securitized loans, while the actual contractual balances of these loans were $9.3 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount was accreted to income over the period during which payments were probable of collection and were reasonably estimable. During the first three months of 2012 and 2011, the Company recognized $0.9 million of interest income on its previously securitized loans.

Non-Interest Income and Non-Interest Expense
Three Months Ended March 31, 2012 vs. 2011
Non-Interest Income: Non-interest income increased $0.4 million to $13.1 million in the first three months of 2012 as compared to $12.7 million in the first three months of 2011.  This increase was primarily the result of insurance commissions increasing $0.4 million, or 23.1%, to $2.0 million for the quarter ended March 31, 2012.  In addition, service charges were essentially flat for the first quarter of 2012 compared to the first quarter of 2011.  While service charge revenues from non-sufficient funds charged declined modestly during this time period as the Company ceased processing check transactions in high-to-low order during the fourth quarter of 2011, this decline was offset by increased revenues from electronic transactions over the same time period.
Non-Interest Expense: Non-interest expenses decreased $0.4 million from $19.9 million in the first quarter of 2011 to $19.5 million in the first quarter of 2012.  This decrease was primarily related to lower FDIC insurance expense ($0.6 million) due to a change in the assessment base methodology and lower occupancy and equipment expenses ($0.2 million) due to more favorable weather conditions in the first quarter of 2012.  These decreases were partially offset by increased salaries and employee benefit expenses ($0.3 million) and other expenses ($0.2 million).

Income Tax Expense: The Company’s effective income tax rate for the first quarter of 2012 was 33.9% compared to 33.6% for the year ended December 31, 2011, and 33.8% for the quarter ended March 31, 2011.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2012.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2012:
+400	4.25%	19.6%	18.9%
+300	3.25	13.0	15.5
+200	2.25	7.1	10.4
+100	1.25	1.5	4.7

December 31, 2011:
+400	4.25%	+16.0%	+20.3%
+300	3.25	+10.4	+16.4
+200	2.25	+5.6	+11.2
+100	1.25	+0.8	+5.1

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2012 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.
Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank. Dividends paid by City National Bank to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National Bank in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2012, City National Bank could pay dividends up to $26.7 million plus net profits for the remainder of 2012, as defined by statute, up to the dividend declaration date without prior regulatory permission.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.7 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.6 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2012.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.7 million of additional cash over the next 12 months. As of March 31, 2012, the Parent Company reported a cash balance of $3.4 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National Bank will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2012 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National Bank or the issuance of other debt, to fully repay the debentures at their maturity.

City National Bank manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National Bank from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2012, City National Bank’s assets are significantly funded by deposits and capital. Additionally, City National Bank maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2012, City National Bank has the capacity to borrow an additional $872 million from the FHLB and other financial institutions under existing borrowing facilities. City National Bank maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National Bank maintains a significant percentage (91.3%, or $366.5 million at March 31, 2012) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National Bank also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 70.2% as of March 31, 2012 and deposit balances fund 82.7% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $401.6 million at March 31, 2012, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $130.3 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 50.8% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $11.6 million of cash from operating activities during the first three months of 2012, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $6.2 million of cash in investing activities during the first three months of 2012 primarily for purchases of securities available-for-sale, net of proceeds from these securities and from maturities and calls of securities available-for-sale.  The Company used $4.1 million of cash in financing activities during the first three months of 2012, principally as a result of decreasing its short-term borrowings by $75.2 million, cash dividends paid to the Company’s common stockholders of $5.2 million and the purchase of treasury stock of $3.1 million, partially offset by increasing its interest and noninterest bearing deposits by $78.9 million.
Capital Resources
During the first three months of 2012, Shareholders’ Equity increased $4.9 million, or 1.6%, from $311.1 million at December 31, 2011 to $316.0 million at March 31, 2012.  This increase was primarily due to net income of $10.0 million, partially offset by dividends declared of $5.1 million and common stock purchases of $3.1 million.
During July 2011, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. Approximately 88,000 shares were repurchased during the first three months of 2012 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of March 31, 2012, the Company may repurchase an additional 604,000 shares from time to time depending on market conditions under the authorization.
Regulatory guidelines require the Company to maintain a minimum total capital to risk-adjusted assets ratio of 8.0%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 4.0%. Similarly, City National Bank is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National Bank is required to maintain minimum total capital, Tier I capital, and leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. To be classified as “well capitalized,” City National Bank must maintain total capital, Tier I capital, and leverage ratios of 10.0%, 6.0%, and 5.0%, respectively.

The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2012	2011
City Holding:
Total	8.0%	10.0%	14.3%	14.1%
Tier I Risk-based	4.0	6.0	13.4	13.1
Tier I Leverage	4.0	5.0	10.2	10.2
City National Bank:
Total	8.0%	10.0%	13.3%	13.0%
Tier I Risk-based	4.0	6.0	12.4	12.0
Tier I Leverage	4.0	5.0	9.5	9.3

As of March 31, 2012, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of March 31, 2012, management believes that City Holding and City National Bank meet all capital adequacy requirements.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

City National Bank is currently in a civil action pending in the Circuit Court of Kanawha County, West Virginia, in a case styled Thomas Casto v. City National Bank, N.A (“Casto”).  This putative class action asserts that the plaintiffs, and others similarly situated, were wrongfully assessed overdraft fees in connection with City National Bank accounts.  The plaintiffs alleged that City National Bank’s policy of posting debit and check transactions from high to low order was in violation of the West Virginia Consumer Credit and Protection Act, constituted a breach of the implied covenant of good faith and fair dealing and created an unjust enrichment to City National Bank.

In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.366 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The final fairness hearing for approval is set for May 10, 2012.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	36,000	35.49	36,000	656,000
February 1 – February 29, 2012	15,000	35.70	15,000	641,000
March 1 – March 31, 2012	37,000	34.02	37,000	604,000

(a) On July 27, 2011, the Company announced that the Board of Directors rescinded the October 2009 share repurchase program and announced that it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions, at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Mine Safety Disclosures	None.

Item 5.	Other Information.	None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner

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

Date: May 10, 2012