Form 10-Q
period 2012-06-30
CITY HOLDING CO
filed 2012-08-09
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2012
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

Common stock, $2.50 Par Value – 14,820,633 shares as of August 3, 2012.

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

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	June 30	December 31
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$90,630	$140,873
Interest-bearing deposits in depository institutions	8,410	5,526
Federal funds sold	35,000	-
Cash and Cash Equivalents	134,040	146,399

Investment securities available for sale, at fair value	376,891	360,783
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2012 and December 31, 2011 - $19,627 and $23,423, respectively)	19,319	23,458
Other securities	11,686	11,934
Total Investment Securities	407,896	396,175

Gross loans	2,065,589	1,973,103
Allowance for loan losses	(19,452)	(19,409)
Net Loans	2,046,137	1,953,694

Bank owned life insurance	80,407	78,961
Premises and equipment, net	72,516	64,612
Accrued interest receivable	7,090	7,093
Net deferred tax asset	34,716	32,219
Goodwill and other intangible assets	65,162	56,164
Other assets	45,502	41,792
Total Assets	$2,893,466	$2,777,109
Liabilities
Deposits:
Noninterest-bearing	$421,664	$369,025
Interest-bearing:
Demand deposits	543,623	526,824
Savings deposits	498,815	439,823
Time deposits	931,278	885,596
Total Deposits	2,395,380	2,221,268

Short-term borrowings:
Federal funds purchased	-	75,000
Customer repurchase agreements	123,074	114,050
Long-term debt	16,495	16,495
Other liabilities	37,895	39,162
Total Liabilities	2,572,844	2,465,975

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2012 and December 31, 2011, less 3,678,649 and 3,717,993 shares in treasury, respectively	46,249	46,249
Capital surplus	103,449	103,335
Retained earnings	298,155	291,050
Cost of common stock in treasury	(124,754)	(125,593)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	2,255	825
Underfunded pension liability	(4,732)	(4,732)
Total Accumulated Other Comprehensive Loss	(2,477)	(3,907)
Total Shareholders’ Equity	320,622	311,134
Total Liabilities and Shareholders’ Equity	$2,893,466	$2,777,109

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three months Ended June 30		Six months Ended June 30
	2012	2011	2012	2011

Interest Income
Interest and fees on loans	$23,143	$23,352	$46,210	$47,090
Interest on investment securities:
Taxable	3,943	4,513	7,907	9,055
Tax-exempt	368	445	755	907
Interest on federal funds sold	12	13	23	26
Total Interest Income	27,466	28,323	54,895	57,078

Interest Expense
Interest on deposits	3,383	5,568	7,051	11,279
Interest on short-term borrowings	77	77	150	149
Interest on long-term debt	165	158	333	315
Total Interest Expense	3,625	5,803	7,534	11,743
Net Interest Income	23,841	22,520	47,361	45,335
Provision for loan losses	1,675	1,286	3,625	2,372
Net Interest Income After Provision for Loan Losses	22,166	21,234	43,736	42,963

Non-interest Income
Total investment securities impairment losses	(606)	-	(606)	-
Noncredit impairment losses recognized in other comprehensive income	302	-	302	-
Net investment securities impairment losses	(304)	-	(304)	-
Gain on sale of investment securities	832	3,128	801	3,128
Net investment securities gain	528	3,128	497	3,128

Service charges	9,649	9,855	18,739	18,909
Insurance commissions	1,347	1,504	3,343	3,125
Trust and investment management fee income	942	730	1,749	1,483
Bank owned life insurance	766	745	1,489	1,503
Other income	558	575	1,091	1,051
Total Non-interest Income	13,790	16,537	26,908	29,199

Non-interest Expense
Salaries and employee benefits	10,668	10,183	20,913	20,095
Occupancy and equipment	1,978	1,921	3,913	4,027
Depreciation	1,109	1,140	2,195	2,276
FDIC insurance expense	394	932	779	1,884
Advertising	675	628	1,319	1,308
Bankcard expenses	694	633	1,314	1,134
Postage, delivery, and statement mailings	488	510	1,036	1,064
Office supplies	396	452	851	991
Legal and professional fees	421	3,511	738	3,980
Telecommunications	387	417	776	846
Repossessed asset losses (gains), net of expenses	650	(7)	771	191
Merger related costs	4,042	-	4,177	-
Other expenses	2,861	2,592	5,496	4,974
Total Non-interest Expense	24,763	22,912	44,278	42,770
Income Before Income Taxes	11,193	14,859	26,366	29,392
Income tax expense	3,780	5,029	8,924	9,947
Net Income Available to Common Shareholders	$7,413	$9,830	$17,442	$19,445

Total comprehensive income	$6,673	$9,897	$18,872	$20,104

Average common shares outstanding	14,680	15,120	14,676	15,244
Effect of dilutive securities:
Employee stock options	79	73	84	78
Shares for diluted earnings per share	14,759	15,193	14,760	15,322

Basic earnings per common share	$0.50	$0.65	$1.18	$1.27
Diluted earnings per common share	$0.50	$0.64	$1.17	$1.26
Dividends declared per common share	$0.35	$0.34	$0.70	$0.68

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
six months Ended June 30, 2012 and 2011
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2010	$46,249	$103,057	$270,905	$(102,853)	$(2,497)	$314,861
Net income			19,445			19,445
Other comprehensive income					659	659
Cash dividends declared ($0.68 per share)			(10,319)			(10,319)
Stock-based compensation expense, net		(119)		784		665
Exercise of 5,476 stock options		-		153		153
Purchase of 447,524 treasury shares				(15,085)		(15,085)
Balances at June 30, 2011	$46,249	$102,938	$280,031	$(117,001)	$(1,838)	$310,379

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2011	$46,249	$103,335	$291,050	$(125,593)	$(3,907)	$311,134
Net income			17,442			17,442
Other comprehensive income					1,430	1,430
Acquisition of Virginia Savings Bancorp		276		7,447		7,723
Cash dividends declared ($0.70 per share)			(10,337)			(10,337)
Stock-based compensation expense, net		(49)		706		657
Exercise of 16,899 stock options		(113)		601		488
Purchase of 237,535 treasury shares				(7,915)		(7,915)
Balances at June 30, 2012	$46,249	$103,449	$298,155	$(124,754)	$(2,477)	$320,622

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months Ended June 30
	2012	2011

Operating Activities
Net income	$17,442	$19,445
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	1,412	810
Provision for loan losses	3,625	2,372
Depreciation of premises and equipment	2,195	2,276
Deferred income tax expense (benefit)	263	(1,271)
Accretion of gain from sale of interest rate floors	-	(295)
Net periodic employee benefit cost	262	192
Net realized investment securities (gains)	(497)	(3,128)
Stock-compensation expense	657	665
Increase in value of bank-owned life insurance	(1,462)	(1,503)
Proceeds from bank-owned life insurance	-	14
Change in accrued interest receivable	454	(440)
Change in other assets	545	3,051
Change in other liabilities	(1,647)	3,222
Net Cash Provided by Operating Activities	23,249	25,410

Investing Activities
Proceeds from sale of money market and mutual fund securities available-for-sale	-	471,831
Purchases of money market and mutual fund securities available-for-sale	-	(525,502)
Proceeds from sales of securities available-for-sale	15,642	56,101
Proceeds from maturities and calls of securities available-for-sale	51,167	64,844
Proceeds from maturities and calls of securities held-to-maturity	4,158	-
Purchases of securities available-for-sale	(66,560)	(74,287)
Net (increase) in loans	(23,152)	(34,123)
Purchases of premises and equipment	(4,944)	(2,149)
Acquisition of Virginia Savings Bancorp, net of cash acquired of $25,060	20,389	-
Net Cash Used in Investing Activities	(3,300)	(43,285)

Financing Activities
Net increase in noninterest-bearing deposits	40,841	15,568
Net increase in interest-bearing deposits	10,580	47,678
Net (decrease) increase in short-term borrowings	(65,976)	14,489
Purchases of treasury stock	(7,915)	(15,085)
Proceeds from exercise of stock options	488	153
Dividends paid	(10,326)	(10,462)
Net Cash (Used in) Provided by Financing Activities	(32,308)	52,341
(Decrease) increase in Cash and Cash Equivalents	(12,359)	34,466
Cash and cash equivalents at beginning of period	146,399	66,379
Cash and Cash Equivalents at End of Period	$134,040	$100,845

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2012. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

Note B – Recent Accounting Pronouncements

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
Note C – Acquisitions
On May 31, 2012, the Company acquired 100% of the outstanding common and preferred stock of Virginia Savings Bancorp, Inc. and its wholly owned subsidiary, Virginia Savings Bank (collectively, “VSB”).  As a result of this acquisition, the Company acquired five branches which expanded its footprint into Virginia.  At the time of closing, VSB had assets of $132 million, loans of $82 million, deposits of $120 million and shareholders’ equity of $11 million.
The total transaction was valued at $12.4 million, consisting of cash of $4.7 million and approximately 240,000 shares of common stock valued at $7.7 million.  The common stock was valued based on the closing price of $32.18 for the Company’s common shares on May 31, 2012.  The preliminary purchase price has been allocated as follows:

May 31, 2012
Consideration:
Cash	$4,672
Common stock	7,723
$12,395

Identifiable assets:
Cash and cash equivalents	$25,060
Investment securities	14,082
Loans	73,448
Premises and equipment	5,158
Other assets	8,860
Total identifiable assets	126,608

Identifiable liabilities:
Deposits	122,721
Other liabilities	698
Total identifiable liabilities	123,419

Net identifiable assets	3,189
Goodwill	8,014
Core deposit intangible	1,192
$12,395

In determining the estimated fair value of the acquired loans, management considered several factors, such as estimated future credit losses, estimated prepayments, remaining lives of the acquired loans, estimated value of the underlying collateral and the net present value of the cash flows expected to be received.  For smaller loans not specifically reviewed, management grouped the loans into their respective homogeneous loan pool and applied a loss estimate accordingly.   Acquired loans are accounted for using one of the two following standards:
(1)
ASC Topic 310-20 is used to value loans that do not have evidence of credit quality deterioration.  For these loans, the difference between the fair value of the loan and the amortized cost of the loan would be amortized or accreted into income using the interest method.

(2)
ASC Topic 310-30 is used to value loans that have evidence of credit quality deterioration.  For these loans, the expected cash flows that exceed the fair value of the loan represent the accretable yield, which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

    The non-accretable difference represents the difference between the contractually required principal and interest payments and the cash flows expected to be collected based upon management’s estimation.  Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for loan losses.  Subsequent increases in the expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges with a corresponding adjustment to the accretable yield, which will result in the recognition of additional interest income over the remaining lives of the loans.  The accretabe difference represents the difference between the expected cash flows and the net present value of expected cash flows.  This difference is accreted into earnings using the level-yield method over the expected cash flow periods of the loans.  In determining the net present value of expected cash flows, management used various discount rates based upon the risk characteristics for each loan type.

The following table presents the loans acquired in conjunction with the VSB acquisition:

May 31, 2012

Contractually required principal and interest	$11,049
Contractual cash flows not expected to be collected (non-accretable difference)	(3,734)
Expected cash flows	7,315
Interest component of expected cash flows (accretable difference)	(675)
Estimated fair value of purchased credit impaired loans acquired	$6,640

Estimated fair value of performing loans acquired	66,808
Estimated fair value of loans acquired	$73,448

  The fair values of non-time deposits approximated their carrying value at the acquisition date.  For time deposits, the fair values were estimated based on discounted cash flows, using interest rates that are currently being offered compared to the contractual interest rates.   Based on this analysis, management recorded a premium on time deposits acquired of $2.3 million, which is being amortized over ten years.
The Company believes that the customer relationships with the deposits acquired have an intangible value.  In connection with the acquisition, the Company recorded a core deposit intangible asset of $1.2 million, which represents the value of the relationship that VSB had with their deposit customers.  The fair value was estimated based on a discounted cash flow methodology that considered type of deposit, deposit retention and the cost of the deposit base.   The core deposit intangible is being amortized over ten years, with an annual charge of less than $0.2 million per year.  The following table presents a rollforward of the Company’s intangible assets from the beginning of the year:
Intangible Assets
Balance, January 1, 2012	$1,274
Core deposit intangible acquired in conjunction with the acquisition of VSB	1,192
Amortization expense	(208)
Balance, June 30, 2012	$2,258

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and liabilities.  The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable.  Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded.  The measurement period is limited to one year from the acquisition date.  The goodwill recorded in conjunction with the VSB acquisition is not expected to be deductible for tax purposes.  The following table presents a rollforward of goodwill from the beginning of the year:

Goodwill
Balance, January 1, 2012	$54,890
Goodwill acquired in conjunction with the acquisition of VSB	8,014
Balance, June 30, 2012	$62,904

On August 2, 2012, the Company entered into a definitive agreement to acquire Community Financial Corporation and its wholly-owned subsidiary, Community Bank (“Community”).  Community is a $500 million bank and operates nine branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia.  The Company anticipates the transaction will be completed in the first quarter of 2013, depending on regulatory approvals, the approval of Community shareholders and the completion of other customary closing conditions.  The total transaction value is expected to be approximately $25.3 million.

Note D –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	June 30, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$5,332	$118	$-	$5,450	$5,868	$173	$-	$6,041
Obligations of states and
political subdivisions	52,197	1,755	19	53,933	55,262	1,561	21	56,802
Mortgage-backed
securities:
U.S. government
agencies	239,859	7,119	24	246,954	220,815	6,966	168	227,613
Private label	4,080	44	28	4,096	5,117	45	6	5,156
Trust preferred
securities	50,668	448	3,988	47,128	48,951	941	4,735	45,157
Corporate securities	14,203	162	830	13,535	16,226	160	1,988	14,398
Total Debt Securities	366,339	9,646	4,889	371,096	352,239	9,846	6,918	355,167
Marketable equity
securities	4,105	231	321	4,015	4,318	-	465	3,853
Investment funds	1,724	56	-	1,780	1,724	39	-	1,763
Total Securities
Available-for-Sale	$372,168	$9,933	$5,210	$376,891	$358,281	$9,885	$7,383	$360,783

	June 30, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Trust preferred securities	$19,319	$504	$196	$19,627	$23,458	$675	$710	$23,423
Total Securities
Held-to-Maturity	$19,319	$504	$196	$19,627	$23,458	$675	$710	$23,423

Other investment securities:
Non-marketable equity
Securities	$11,686	$-	$-	$11,686	$11,934	$-	$-	$11,934
Total Other Investment
Securities	$11,686	$-	$-	$11,686	$11,934	$-	$-	$11,934

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2012 and December 31, 2011.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$2,522	$17	$266	$2	$2,788	$19
Mortgage-backed securities:
U.S. government agencies	31	-	3,607	24	3,638	24
Private label	2,606	28	-	-	2,606	28
Trust preferred securities	7,670	115	5,430	3,873	13,100	3,988
Corporate securities	-	-	5,867	830	5,867	830
Marketable equity securities	1,374	321	-	-	1,374	321
Total	$14,203	$481	$15,170	$4,729	$29,373	$5,210

Securities held-to-maturity:
Trust preferred securities	$991	$4	$3,199	$192	$4,190	$196

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$992	$11	$394	$10	$1,386	$21
Mortgage-backed securities:
US Government agencies	-	-	4,333	168	4,333	168
Private label	3,236	6	-	-	3,236	6
Trust preferred securities	6,724	520	5,402	4,215	12,126	4,735
Corporate securities	1,791	241	4,941	1,747	6,732	1,988
Marketable equity securities	3,810	465	-	-	3,810	465
Total	$16,553	$1,243	$15,070	$6,140	$31,623	$7,383

Securities held-to-maturity:
Trust preferred securities	$4,823	$212	$8,219	$498	$13,042	$710

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: Community Financial Corporation; Eagle Financial Services, Inc.; First National Corporation; and First United Corporation.
During the first six months of 2012, the Company recorded $0.3 million in credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities with a remaining book value of $3.3 million at June 30, 2012.  During 2011, the Company recorded $1.3 million in credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities ($0.4 million credit-related net impairment losses for the full year) with a remaining book value of $3.4 million at December 31, 2011, and community bank and bank holding company equity positions ($0.9 million credit-related net impairment losses for the full year) with a remaining book value of $3.9 million at December 31, 2011.  The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $0.4 million on the pooled bank trust preferred securities were appropriate for the year ending December 31, 2011.  During the year ended December 31, 2011, the Company recognized $0.9 million of credit-related net impairment charges on the Company’s equity positions due to the length of time and extent to which the market value of these securities have been below the Company’s cost basis.  As a result of these factors, the Company does not expect the market value of these securities to recover in the near future.

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
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2012, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2012, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.
At June 30, 2012, the book value of the Company’s five pooled trust preferred securities totaled $7.1 million with an estimated fair value of $3.3 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
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

The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring or in default will cure such positions by June 2013.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.
The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the six months ended June 30, 2012 and for the year ended December 31, 2011.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

(In thousands)	Debt Securities	Equity Securities	Total

Balance at January 1, 2011	$20,893	$5,130	$26,023
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	355	918	1,273
Deductions:
Called	(638)	-	(638)
Balance December 31, 2011	20,610	6,048	26,658
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	304	-	304
Deductions:
Sold	-	(786)	(786)
Balance June 30, 2012	$20,914	$5,262	$26,176

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of June 30, 2012:
(Dollars in thousands)

Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1		Pooled	Mezz	$1,158	$490	$222	$(268)	Ca	14	26.1%	17.6%	(2)	20.0%
P2		Pooled	Mezz	3,944	1,197	776	(421)	Ca	13	25.9%	22.5%	(2)	9.1%
P3	(5)	Pooled	Mezz	2,962	1,419	373	(1,046)	Caa3	24	24.5%	21.8%	(2)	0.0%
P4	(6)	Pooled	Mezz	4,060	672	209	(463)	Ca	11	24.2%	0.0%	(3)	0.0%
P5		Pooled	Mezz	5,806	826	335	(491)	Ca	14	27.5%	21.7%	(2)	16.4%

		Held to Maturity:
P6		Pooled	Mezz	2,241	315	445	130	Ca	14	26.1%	17.6%	(2)	20.0%
P7		Pooled	Mezz	5,237	1,061	1,035	(26)	Ca	13	25.9%	22.5%	(2)	9.1%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		2,048	2,028	2,049	21	BB+	1	-	-
S2		Single		535	509	511	2	BB+	1	-	-
S3		Single		261	235	128	(107)	NR	1	-	-
S4		Single		3,000	3,000	3,060	60	B2	1	-	-
S5		Single		1,000	1,000	1,038	38	B2	1	-	-

		Held to Maturity:
S6		Single		4,000	4,000	4,000	-	NR	1	-	-
S7		Single		3,360	3,101	2,940	(161)	NR	1	-	-
S8		Single		3,564	3,533	3,544	11	NR	1	-	-

(1)
The differences noted consist of unrealized losses recorded at June 30, 2012 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. The model for this security assumes that one of the banks that is currently deferring will cure by June 2013. If additional underlying issuers cure, this bond could recover at a higher percentage.

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

(5)
Other-than-temporary impairment losses of $11,000 were recognized during the six months ended June 30, 2012. Other-than-temporary impairment losses of $115,000 were recognized during the year ended December 31, 2011.

(6)
Other-than-temporary impairment losses of $293,000 were recognized during the six months ended June 30, 2012. Other-than-temporary impairment losses of $240,000 were recognized during the year ended December 31, 2011.

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,374	$8,344
Due after one year through five years	38,693	39,656
Due after five years through ten years	46,229	47,485
Due after ten years	273,043	275,611
	$366,339	$371,096

Securities Held-to-Maturity
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	19,319	19,627
	$19,319	$19,627

The Company recognized $0.8 million in gross gains from investment security transactions during the three and six months ended June 30, 2012.  The Company recognized $3.1 million in gross gains from investment security transactions during the three and six months ended June 30, 2011.  The specific identification method is used to determine the cost basis of securities sold.
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $208 million and $204 million at June 30, 2012 and December 31, 2011, respectively.

Note E –Loans
The following summarizes the Company’s major classifications for loans:

( In thousands)	June 30, 2012	December 31, 2011

Residential real estate	$997,016	$929,788
Home equity – junior liens (including lines of credit)	143,400	141,797
Commercial and industrial	116,288	130,899
Commercial real estate	768,176	732,146
Consumer	37,383	35,845
DDA overdrafts	3,326	2,628
Gross loans	2,065,589	1,973,103
Allowance for loan losses	(19,452)	(19,409)
Net loans	$2,046,137	$1,953,694

Construction loans of $11.9 million and $9.2 million are included within residential real estate loans at June 30, 2012 and December 31, 2011, respectively.  Construction loans of $18.5 million and $20.2 million are included within commercial real estate loans at June 30, 2012 and December 31, 2011, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.
The composition of loans acquired in the VSB acquisition outstanding at June 30, 2012 is as follows:

June 30, 2012
Residential real estate	$41,942
Home equity – junior liens (including lines of credit)	3,082
Commercial and industrial	2,531
Commercial real estate	21,226
Consumer	3,198
Gross loans	$71,979

Note F –Allowance For Loan Losses

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

A loan acquired and accounted for under ASC Topic 310-30 is reported as an accruing loan and a performing asset.

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2012 and 2011.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2012 and December 31, 2011.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
Six months ended
June 30, 2012:
Allowance for loan loss
Beginning balance	$590	$11,666	$3,591	$2,773	$88	$701	$19,409
Charge-offs	(117)	(2,015)	(494)	(856)	(95)	(710)	(4,287)
Recoveries	2	97	7	11	64	524	705
Provision	110	1,341	720	1,009	171	274	3,625
Ending balance	$585	$11,089	$3,824	$2,937	$228	$789	$19,452

Six months ended
June 30, 2011:
Allowance for loan loss
Beginning balance	$1,864	$8,488	$4,149	$2,640	$95	$988	$18,224
Charge-offs	(75)	(200)	(927)	(405)	(58)	(826)	(2,491)
Recoveries	6	28	18	5	49	733	839
Provision	(851)	1,707	1,062	437	4	13	2,372
Ending balance	$944	$10,023	$4,302	$2,677	$90	$908	$18,944

As of June 30, 2012:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$1,295	$-	$-	$-	$-	$1,295
Collectively	585	9,794	3,824	2,937	228	789	18,157
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-
Total	$585	$11,089	$3,824	$2,937	$228	$789	$19,452

Loans
Evaluated for impairment:
Individually	$-	$12,640	$472	$299	$-	$-	$13,411
Collectively	116,288	748,896	694,046	445,599	37,383	3,326	2,045,538
Acquired with deteriorated
credit quality	-	6,640	-	-	-	-	6,640
Total	$116,288	$768,176	$694,518	$445,898	$37,383	$3,326	$2,065,589

As of December 31, 2011:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$2,666	$-	$-	$-	$-	$2,666
Collectively	590	9,000	3,591	2,773	88	701	16,743
Total	$590	$11,666	$3,591	$2,773	$88	$701	$19,409

Loans
Evaluated for impairment:
Individually	$81	$15,311	$476	$298	$-	$-	$16,166
Collectively	130,818	716,835	638,109	432,702	35,845	2,628	1,956,937
Total	$130,899	$732,146	$638,585	$433,000	$35,845	$2,628	$1,973,103

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

The following presents loans by the Company’s credit quality indicators, by class, as of June 30, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
June 30, 2012:
Risk Grade
Exceptional	$3,364	$1,825	-	-	-	-	$5,189
Good	6,209	104,033	-	-	-	-	110,242
Acceptable	69,666	436,010	-	-	-	-	505,676
Pass/watch	34,031	173,810	-	-	-	-	207,841
Special mention	1,036	15,337	-	-	-	-	16,373
Substandard	1,982	36,933	-	-	-	-	38,915
Doubtful	-	228	-	-	-	-	228
Total	$116,288	$768,176					884,464

Payment Activity
Performing			$692,334	$444,983	$37,367	$3,323	$1,178,007
Non-performing			2,184	915	16	3	3,118
Total			$694,518	$445,898	$37,383	$3,326	$2,065,589

December 31, 2011:
Risk Grade
Exceptional	$4,220	$42	-	-	-	-	$4,262
Good	6,728	107,718	-	-	-	-	114,446
Acceptable	93,077	411,721	-	-	-	-	504,798
Pass/watch	25,246	161,598	-	-	-	-	186,844
Special mention	470	16,802	-	-	-	-	17,272
Substandard	1,037	34,265	-	-	-	-	35,302
Doubtful	121	-	-	-	-	-	121
Total	$130,899	$732,146					863,045

Payment Activity
Performing			$637,586	$431,199	$35,845	$2,616	1,107,246
Non-performing			999	1,801	-	12	2,812
Total			$638,585	$433,000	$35,845	$2,628	$1,973,103

Aging Analysis of Accruing and Non-Accruing Loans

Interest income on loans is accrued and credited to operations based upon the principal amount outstanding, using methods that generally result in level rates of return.  Loan origination fees, and certain direct costs, are deferred and amortized as an adjustment to the yield over the term of the loan.  The accrual of interest generally is discontinued when a loan becomes 90 days past due as to principal or interest for all loan types.  However, any loan may be placed on non-accrual if the Company receives information that indicates a borrower is unable to meet the contractual terms of their respective loan agreement.  Other indicators considered for placing a loan on non-accrual status include the borrower’s involvement in bankruptcies, foreclosures, repossessions, litigation and any other situation resulting in doubt as to whether full collection of contractual principal and interest is attainable.  When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses.  Management may elect to continue the accrual of interest when the net realizable value of collateral exceeds the principal balance and related accrued interest, and the loan is in the process of collection.

Generally for all loan classes, interest income during the period the loan is non-performing is recorded on a cash basis after recovery of principal is reasonably assured.  Cash payments received on nonperforming loans are typically applied directly against the outstanding principal balance until the loan is fully repaid.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Generally, all loan types are considered past due when the contractual terms of a loan are not met and the borrower is 30 days or more past due on a payment.  Furthermore, residential and home equity loans are generally subject to charge-off when the loan becomes 120 days past due, depending on the estimated fair value of the collateral less cost to dispose, versus the outstanding loan balance.  Unsecured commercial loans are generally charged off when the loan becomes 120 days past due.  Secured commercial loans are generally charged off when the loan becomes 120 days past due and open-end consumer loans are generally charged off when the loan becomes 180 days past due.

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of June 30, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
June 30, 2012:
30 – 59 days past due (1)	$540	$3,315	$4,247	$1,668	$59	$352	$10,181
60 – 89 days past due (1)	-	1,183	1,222	166	15	9	2,595
Over 90 days past due (1)	-	1,627	106	30	16	3	1,782
Non-accrual	341	18,422	2,078	885	-	-	21,726
	881	24,547	7,653	2,749	90	364	36,284
Current	115,407	743,629	686,865	443,149	37,293	2,962	2,029,305
Total	$116,288	$768,176	$694,518	$445,898	$37,383	$3,326	$2,065,589

December 31, 2011:
30 – 59 days past due	$1,243	$576	$4,912	$1,906	$133	$883	$9,653
60 – 89 days past due	-	2,839	408	228	5	14	3,494
Over 90 days past due	-	-	42	112	-	12	166
Non-accrual	375	18,930	957	1,689	-	-	21,951
	1,618	22,345	6,319	3,935	138	909	35,264
Current	129,281	709,801	632,266	429,065	35,707	1,719	1,937,839
Total	$130,899	$732,146	$638,585	$433,000	$35,845	$2,628	$1,973,103

(1)
A loan acquired and accounted for under ASC Topic 310-30, in which the Company can reasonably estimate the cash flows of the loan, is reported as an accruing loan and a performing asset.  Included in the 30-59 day, 60-89 day and over 90 day categories above are $0.2 million, $1.1 million and $1.6 million, respectively, of such loans at June 30, 2012.

Impaired Loans

The following presents the Company’s impaired loans, by class, as of June 30, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
June 30, 2012:
With no related allowance recorded
Recorded investment	$-	$2,791	$-	$-	$-	$-	$2,791
Unpaid principal	-	6,986	-	-	-	-	6,986
balance

With an allowance recorded
Recorded investment	$340	$15,632	$2,184	$916	$10	$2	$19,084
Unpaid principal	340	15,632	2,184	916	10	2	19,084
balance	-	-	-	-	-	-	-
Related allowance	42	1,921	270	113	1	2	2,349

December 31, 2011:
With no related allowance recorded
Recorded investment	$78	$2,840	$-	$-	$-	$-	$2,918
Unpaid principal	78	6,036	-	-	-	-	6,114
balance

With an allowance recorded
Recorded investment	$297	$16,090	$1,000	$1,801	$-	$12	$19,200
Unpaid principal
balance	297	16,090	1,000	1,801	-	12	19,200
Related allowance	53	3,044	139	240	-	12	3,488

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class, for the six months ended June 30, 2012 and 2011:
(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
June 30, 2012:
With no related allowance recorded
Average recorded
investment	$-	$4,337	$-	$-	$-	$-	$4,337
Interest income
recognized	-	85	-	-	-	-	85

With an allowance recorded
Average recorded
investment	$184	$14,409	$936	$1,657	$-	$-	$17,186
Interest income
recognized	5	298	22	20	-	-	345

June 30, 2011:
With no related allowance recorded
Average recorded
investment	$-	$12,047	$479	$1,047	$-	$-	$13,573
Interest income
recognized	-	206	15	5	-	-	226

With an allowance recorded
Average recorded
investment	$129	$17,166	$700	$314	$-	$-	$18,309
Interest income
recognized	-	157	-	-	-	-	157

Approximately $0.4 million and $0.1 million of interest income would have been recognized during the six months ended June 30, 2012 and 2011, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2012.

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
At June 30, 2012, the Company’s TDRs totaled less than $0.4 million.  There was no material difference between the pre-modification and post-modification balances.  The impact on the allowance for loan losses was insignificant.  There were no TDRs that defaulted during the three or six months ended June 30, 2012.

Note G – Previously Securitized Loans
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
As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio as “previously securitized loans,” at the lower of carrying value or fair value.  Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans.  As of June 30, 2012, there is no carrying value remaining on these loans, while the actual contractual balances of these loans was $8.8 million.  During the three and six months ended June 30, 2012 and 2011, the Company recognized $0.7 million and $1.6 million and $0.8 million and $1.7 million, respectively, of interest income from its previously securitized loans.
Note H – Long-Term Debt
The components of long-term debt are summarized below:

( In thousands)	June 30, 2012	December 31, 2011

Junior subordinated debentures owed
to City Holding Capital Trust III, due
2038, interest at a rate of 3.97% and
3.85%, respectively	$ 16,495	$ 16,495

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
Note I – Derivative Instruments
As of June 30, 2012 and December 31, 2011, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.
The following table summarizes the fair value of these derivative instruments at June 30, 2012 and December 31, 2011:
	June 30,	December 31,
	2012	2011

Fair Value:
Other Assets	$14,073	$11,541
Other Liabilities	14,073	11,541

The following table summarizes the change in fair value of these derivative instruments for the three and six months ended June 30, 2012 and 2011:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Change in Fair Value:
Other income	$-	$-	$-	$-

Note J – Employee Benefit Plans
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

 Stock Options
A summary of the Company’s stock option activity and related information is presented below for the six months ended June 30, 2012 and 2011:

	2012		2011
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	293,817	$33.95	287,393	$33.64
Granted	16,876	35.39	16,000	35.09
Exercised	(16,899)	28.87	(5,476)	28.00
Forfeited	(1,500)	34.73	-	-
Outstanding at June 30	292,294	$34.32	297,917	$33.83

Additional information regarding stock options outstanding and exercisable at June 30, 2012, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	167,918	$31.82	45	$318	116,584	$32.57	29	$135
$35.09 - $40.88	124,376	37.70	68	-	69,000	38.11	49	-
	292,294	$34.32	55	$318	185,584	34.63	36	$135

Proceeds from stock option exercises were $0.5 million and less than $0.2 million during the six months ended June 30, 2012 and 2011, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2012 and 2011 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was less than $0.2 million and $0.1 million during the six months ended June 30, 2012 and 2011, respectively.
Stock-based compensation expense was approximately $0.1 million for both the six months ended June 30, 2012 and 2011.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at June 30, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.7 years.
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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.3 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.7 million at June 30, 2012. At June 30, 2012, this unrecognized expense is expected to be recognized over 5.0 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the six months ended June 30:

	2012		2011
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	108,209		96,060
Granted	23,336	$34.94	14,050	$35.07
Forfeited/Vested	(12,900)		(1,318)
Outstanding at June 30	118,645		108,792

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Any employee who has attained age 21 is eligible to participate beginning the first day of the month following employment. Unless specifically chosen otherwise, every employee is automatically enrolled in the 401(k) Plan and may make before-tax contributions of between 1% and 15% of eligible pay up to the dollar limit imposed by Internal Revenue Service regulations. The first 6% of an employee’s contribution is matched 50% by the Company. The employer matching contribution is invested according to the investment elections chosen by the employee. Employees are 100% vested in both employee and employer contributions and the earnings they generate. The Company’s total expense associated with the retirement benefit plan approximated $0.3 million for both the six months ended June 30, 2012 and June 30, 2011.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”) that covers approximately 300 current and former employees. The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of approximately $0.2 million and $0.1 million to the Defined Benefit Plan during the six months ended June 30, 2012 and June 30, 2011, respectively.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended June 30		Six months ended June 30
(In thousands)	2012	2011	2012	2011

Components of net periodic cost:
Interest cost	$159	$162	$318	$324
Expected return on plan assets	(202)	(203)	(404)	(406)
Net amortization and deferral	174	137	348	274
Net Periodic Pension Cost	$131	$96	$262	$192

Note K – Commitments and Contingencies
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

(In thousands)	June 30, 2012	December 31, 2011

Commitments to extend credit:
Home equity lines	$158,774	$143,856
Commercial real estate	23,933	29,995
Other commitments	158,724	185,602
Standby letters of credit	19,775	20,110
Commercial letters of credit	404	412

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
In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.366 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The Court has approved the settlement and the Company anticipates that the case will be closed by the end of 2012.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.
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

Note L – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011

Net income	$7,413	$9,830	$17,442	$19,445

Other comprehensive income:
Unrealized security (gains)/losses arising during the period	(659)	3,395	2,791	4,671
Reclassification adjustment for gains included in income	(528)	(3,128)	(497)	(3,128)
	(1,187)	267	2,294	1,543

Unrealized loss on interest rate floors	-	(160)	-	(477)
Other comprehensive income before income taxes	(1,187)	107	2,294	1,066
Tax effect	447	(40)	(864)	(407)
Other comprehensive income	(740)	67	1,430	659

Total comprehensive income	$6,673	$9,897	$18,872	$20,104

Note M – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
(In thousands, except per share data)	2012	2011	2012	2011

Distributed earnings allocated to common stock	$5,146	$5,092	$10,291	$10,184
Undistributed earnings allocated to common stock	2,208	4,669	7,011	9,123
Net earnings allocated to common shareholders	$7,354	$9,761	$17,302	$19,307

Average shares outstanding	14,680	15,120	14,676	15,244

Effect of dilutive securities:
Employee stock options	79	73	84	78

Shares for diluted earnings per share	14,759	15,193	14,760	15,322

Basic earnings per share	$0.50	$0.65	$1.18	$1.27
Diluted earnings per share	$0.50	$0.64	$1.17	$1.26

Options to purchase approximately 208,900 and 133,000 shares of common stock at an exercise price between $32.93 and $40.88 and between $33.54 and $40.88 per share were outstanding during the second quarter of 2012 and the second quarter of 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note N –Fair Value Measurements
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
The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2012.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data for real estate collateral or Level 3 inputs for non-real estate collateral.  The following table presents assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:
(in thousands)	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2012
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,450	$-	$5,450	$-
Obligations of state and political
subdivisions	53,933	-	53,933	-
Mortgage-backed securities:
U.S. Government agencies	246,954	-	246,954	-
Private label	4,096	-	4,096	-
Trust preferred securities	47,128	-	45,085	2,043
Corporate securities	13,535	-	13,535	-
Marketable equity securities	4,015	4,015	-	-
Investment funds	1,780	1,780	-	-
Derivative assets	14,073	-	14,073	-

Financial Liabilities
Derivative liabilities	14,073	-	14,073	-

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$21,875	$-	$21,523	$352	$244

December 31, 2011
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$6,041	$-	$6,041	$-
Obligations of states and political
subdivisions	56,802	-	56,802	-
Mortgage-backed securities:
U.S. Government agencies	227,613	-	227,613	-
Private label	5,156	-	5,156	-
Trust preferred securities	45,157	-	43,175	1,982
Corporate securities	14,398	-	14,398	-
Marketable equity securities	3,853	3,853	-	-
Investment funds	1,763	1,763	-	-
Derivative assets	11,541	-	11,541	-

Financial Liabilities
Derivative liabilities	11,541	-	11,541	-

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$22,118	$-	$21,743	$375	$2,701

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011:

	Six months Ended June 30,
(In thousands)	2012	2011

Beginning balance	$1,982	$2,504
Impairment losses on investment securities	-	-
Included in other comprehensive income	61	911
Transfers into Level 3	-	-
Ending Balance	$2,043	$3,415

The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring or in default will cure such positions by June 2013.

The table below presents the Company’s Level 2 financial assets and liabilities measured on a nonrecurring basis, which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the six months ended June 30, 2012 and 2011.  During six months ended June 30, 2012 and 2011, the Company had no Level 3 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30
	2012	2011
(In thousands)	Level 2	Level 2

Carrying value of impaired loans before allocations	$5,258	$18,077
Specific valuation allowance allocations	(650)	(3,805)
Fair value	$4,608	$14,272

The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2012 and 2011, collateral discounts ranged from 20% to 30%.

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
The table below presents OREO that was remeasured and reported at fair value during the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
(In thousands)	2012	2011

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,358	$3,794
Charge-offs recognized in the allowance for loan losses	(857)	(759)
Fair value	$1,501	$3,035

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$1,594	$119
Write-downs included in other non-interest expense	(596)	(26)
Fair value	$998	$93

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
The following table represents the estimates of fair value of financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Securities held-to-maturity	19,319	19,627	-	19,627	-
Net loans	2,046,137	2,093,704	-	-	2,093,704
Liabilities:
Time deposits	931,278	945,472	-	945,472	-
Long-term debt	16,495	16,459	-	16,459	-

December 31, 2011
Assets:
Securities held-to-maturity	23,458	23,423	-	23,423	-
Net loans	1,953,694	1,991,335	-	-	1,991,335
Liabilities:
Time deposits	885,596	898,972	-	898,972	-
Long-term debt	16,495	16,456	-	16,456	-

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

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  As a result of this review, the Company recognized $0.3 million of impairment charges during the quarter ended June 30, 2012.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

Financial Summary
Six Months Ended June 30, 2012 vs. 2011
The Company reported consolidated net income of $17.4 million, or $1.17 per diluted common share, for the six months ended June 30, 2012, compared to $19.4 million, or $1.26 per diluted common share, for the first six months of 2011. Return on average assets (“ROA”) was 1.26% and return on average equity (“ROE”) was 10.9% for the first six months of 2012, compared to 1.44% and 12.3%, respectively, for the first six months of 2011.  The results for the six months ended June 30, 2012 include $4.2 million, or $0.19 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Virginia Savings Bancorp, Inc.  Excluding these acquisition and integration expenses, the Company would have reported net income of $20.2 million, a return on assets of 1.46% and a return on average equity of 12.7%.
The Company’s net interest income for the first six months of 2012 increased $2.0 million compared to the first six months of 2011 (see Net Interest Income). The Company recorded a provision for loan losses of $3.6 million for the first six months of 2012 compared to $2.4 million for the first six months of 2011 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income decreased $2.3 million from the six months ended June 30, 2011, to the six months ended June 30, 2012.  Non-interest expenses for the six months ended June 30, 2012 increased $1.5 million from the six months ended June 30, 2011.
Three Months Ended June 30, 3012 vs. 2011
The Company reported consolidated net income of $7.4 million, or $0.50 per diluted common share, for the three months ended June 30, 2012, compared to $9.8 million, or $0.64 per diluted common share, for the three months ended June 30, 2011. Return on average assets (“ROA”) was 1.06% and return on average equity (“ROE”) was 9.2% for the three months ended June 30, 2012 compared to 1.45% and 12.5%, respectively, for the second quarter of 2011.  The results of the three months ended June 30, 2012 include $4.0 million, or $0.18 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Virginia Savings Bancorp, Inc.  Excluding these acquisition and integration expenses, the Company would have reported net income of $10.0 million, a return on assets of 1.44% and a return on average equity of 12.5%.
The Company’s net interest income for the second quarter of 2012 increased $1.3 million compared to the second quarter of 2011 (see Net Interest Income). The Company recorded a provision for loan losses of $1.7 million for the second quarter of 2012 compared to $1.3 million for the second quarter of 2011 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income decreased $2.7 million from the second quarter ended June 30, 2011, to the second quarter ended June 30, 2012.  Non-interest expenses for the second quarter ended June 30, 2012 increased $1.9 million from the second quarter ended June 30, 2011.
Net Interest Income
Six months Ended June 30, 2012 vs. 2011
The Company’s tax equivalent net interest income increased $2.0 million, or 4.2%, from $45.8 million during the first six months of 2011 to $47.8 million during the first six months of 2012.  This increase is due to a decrease in interest expense that was primarily related to a decline in the average rate paid on interest bearing deposits which declined from 1.23% during the first six months of 2011 to 0.75% during the first six months of 2012.  This decline is primarily due to the average interest rate paid on time deposits decreasing 73 basis points to 1.43% for the six months ended June 30, 2012.  The Company’s reported net interest margin increased from 3.86% for the six months ended June 30, 2011 to 3.94% for the six months ended June 30, 2012.

Three Months Ended June 30, 3012 vs. 2011
The Company’s tax equivalent net interest income increased $1.3 million, or 5.6%, from $22.8 million for the second quarter of 2011 to $24.0 million for the second quarter of 2012.  This increase is due to a decrease in interest expense that was primarily related to a decline in the average rate paid on interest bearing deposits which declined from 1.20% for the second quarter of 2011 to 0.71% for the second quarter of 2012.  This decline is primarily due to the average interest rate paid on time deposits decreasing 75 basis points to 1.36% for the second quarter of 2012.  In addition, the acquisition of Virginia Savings Bancorp, Inc. added $0.3 million in net interest income for the second quarter of 2012.  The Company’s reported net interest margin increased from 3.78% for the quarter ended June 30, 2011 to 3.91% for the quarter ended June 30, 2012.

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Six months ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate(2)	$1,082,038	$23,731	4.41%	$1,027,566	$24,851	4.88%
Commercial, financial, and agriculture(3)	869,782	19,326	4.47	795,238	18,917	4.80
Installment loans to individuals(4)	44,060	1,521	6.94	45,841	1,664	7.32
Previously securitized loans(5)	*	1,632	*	541	1,658	618.02
Total loans	1,995,880	46,210	4.66	1,869,186	47,090	5.08
Securities:
Taxable	365,233	7,907	4.35	434,624	9,055	4.20
Tax-exempt(6)	40,397	1,162	5.78	49,532	1,395	5.68
Total securities	405,630	9,069	4.50	484,156	10,450	4.35
Deposits in depository institutions	8,225	-	-	7,976	-	-
Federal funds sold	25,837	23	0.18	30,913	26	0.17
Total interest-earning assets	2,435,572	55,302	4.57	2,392,231	57,566	4.85
Cash and due from banks	73,171			54,653
Bank premises and equipment	66,841			64,387
Other assets	216,033			203,875
Less: allowance for loan losses	(19,452)			(18,677)
Total assets	$2,772,165			$2,696,469

Liabilities
Interest-bearing demand deposits	$528,714	$351	0.13%	$487,553	$487	0.20%
Savings deposits	461,705	372	0.16	409,818	530	0.26
Time deposits	892,516	6,328	1.43	956,430	10,262	2.16
Short-term borrowings	117,685	150	0.26	115,690	149	0.26
Long-term debt	16,495	333	4.06	16,495	315	3.85
Total interest-bearing liabilities	2,017,115	7,534	0.75	1,985,986	11,743	1.19
Noninterest-bearing demand deposits	403,305			374,270
Other liabilities	32,676			19,494
Stockholders’ equity	319,069			316,719
Total liabilities and stockholders’ equity	$2,772,165			$2,696,469
Net interest income		$47,768			$45,823
Net yield on earning assets			3.94%			3.86%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $0 and $632 from interest rate floors for the six months ended June 30, 2012 and June 30, 2011, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $0 and $488 from interest rate floors for the six months ended June 30, 2012 and June 30, 2011, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Effective January 1, 2012, there is no carrying value of the Company’s previously securities loans.
(6)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Six months ended June 30,
	2012 vs. 2011
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,321	$(2,441)	$(1,120)
Commercial, financial, and agriculture	1,778	(1,369)	409
Installment loans to individual	(65)	(78)	(143)
Previously securitized loans	(1,663)	1,637	(26)
Total loans	1,371	(2,251)	(880)
Securities:
Taxable	(1,450)	302	(1,148)
Tax-exempt(1)	(258)	25	(233)
Total securities	(1,708)	327	(1,381)
Federal funds sold	(4)	1	(3)
Total interest-earning assets	$(341)	$(1,923)	$(2,264)

Interest-bearing liabilities:
Interest-bearing demand deposits	$41	$(177)	$(136)
Savings deposits	67	(225)	(158)
Time deposits	(688)	(3,246)	(3,934)
Short-term borrowings	3	(2)	1
Long-term debt	-	18	18
Total interest-bearing liabilities	$(577)	$(3,632)	$(4,209)
Net Interest Income	$236	$1,709	$1,945

(1) Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

	Three months ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate(2)	$1,096,164	$11,904	4.37%	$1,031,768	$12,307	4.78%
Commercial, financial, and agriculture(3)	876,678	9,742	4.47	797,909	9,440	4.75
Installment loans to individuals(4)	46,439	751	6.50	46,427	852	7.36
Previously securitized loans(5)	*	746	*	426	753	708.98
Total loans	2,019,281	23,143	4.61	1,876,530	23,352	4.99
Securities:
Taxable	378,656	3,943	4.19	449,006	4,513	4.03
Tax-exempt(6)	39,678	566	5.74	48,351	685	5.68
Total securities	418,334	4,509	4.34	497,357	5,198	4.19
Deposits in depository institutions	8,863	-	-	7,298	-	-
Federal funds sold	24,212	12	0.20	35,000	13	0.15
Total interest-earning assets	2,470,690	27,664	4.50	2,416,185	28,563	4.74
Cash and due from banks	70,858			52,867
Bank premises and equipment	68,936			64,432
Other assets	215,692			203,262
Less: allowance for loan losses	(19,179)			(18,797)
Total assets	$2,806,997			$2,717,949

Liabilities
Interest-bearing demand deposits	$533,666	$173	0.13%	$489,876	$243	0.20%
Savings deposits	474,976	184	0.16	417,453	273	0.26
Time deposits	895,921	3,026	1.36	960,187	5,052	2.11
Short-term borrowings	121,424	77	0.26	120,139	77	0.26
Long-term debt	16,495	165	4.02	16,495	158	3.84
Total interest-bearing liabilities	2,042,482	3,625	0.71	2,004,150	5,803	1.16
Noninterest-bearing demand deposits	413,709			379,129
Other liabilities	28,921			19,707
Stockholders’ equity	321,885			314,963
Total liabilities and stockholders’ equity	$2,806,997			$2,717,949
Net interest income		$24,039			$22,760
Net yield on earning assets			3.91%			3.78%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $0 and $154 from interest rate floors for the three months ended June 30, 2012 and June 30, 2011, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $0 and $242 from interest rate floors for the three months ended June 30, 2012 and June 30, 2011, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Effective January 1, 2012, there is no carrying value of the Company’s previously securities loans.
(6)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended June 30,
	2012 vs. 2011
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$766	$(1,169)	$(403)
Commercial, financial, and agriculture	929	(627)	302
Installment loans to individual	-	(101)	(101)
Previously securitized loans	(751)	744	(7)
Total loans	944	(1,153)	(209)
Securities:
Taxable	(705)	135	(570)
Tax-exempt(1)	(123)	4	(119)
Total securities	(828)	139	(689)
Federal funds sold	(4)	3	(1)
Total interest-earning assets	$112	$(1,011)	$(899)

Interest-bearing liabilities:
Interest-bearing demand deposits	$22	$(92)	$(70)
Savings deposits	38	(127)	(89)
Time deposits	(337)	(1,689)	(2,026)
Short-term borrowings	1	(1)	-
Long-term debt	-	7	7
Total interest-bearing liabilities	$(276)	$(1,902)	$(2,178)
Net Interest Income	$388	$891	$1,279

(1) Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table five
Loan Portfolio
	June 30,	December 31,	June 30,
(In thousands)	2012	2011	2011

Residential real estate	$997,016	$929,788	$902,846
Home equity – junior liens (including lines of credit)	143,400	141,797	140,024
Commercial and industrial	116,288	130,899	121,149
Commercial real estate	768,176	732,146	693,959
Consumer	37,383	35,845	36,626
DDA overdrafts	3,326	2,628	2,415
Previously securitized loans	-	-	325
Total loans	$2,065,589	$1,973,103	$1,897,344

Loan balances increased $92.5 million from December 31, 2011 to June 30, 2012, with the acquisition of VSB contributing $72.0 million.  Residential real estate loans increased $67.2 million, or 7.2%, from $929.8 million at December 31, 2011 to $997.0 million at June 30, 2012, with the acquisition of VSB contributing $41.9 million.   Residential real estate loans primarily consist of: (i) single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At June 30, 2012, $11.9 million of the residential real estate loans were for properties under construction.
Junior lien home equity loans increased $1.6 million during the first six months of 2012 to $143.4 million at June 30, 2012, with the acquisition of VSB contributing $3.1 million.  Junior lien home equity loans consist of lines of credit, short term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.
Commercial real estate loans increased $36.1 million, or 4.9%, from $732.1 million at December 31, 2011 to $768.2 million at June 30, 2012, with the acquisition of VSB contributing $21.2 million.  At June 30, 2012, $18.5 million of the commercial real estate loans were for commercial properties under construction.  Offsetting the increase in commercial real estate loans was a decrease in commercial and industrial loans (“C&I”) of $14.6 million, to $116.3 million at June 30, 2012.  This decrease was primarily due to: (i) the Company elected to exit from its participation in a C&I loan that, when originated, was a local company, but over time had become a “Shared National Credit” and would have yielded less than 1.50% going forward and (ii) a large C&I customer sold their business and paid off their outstanding loan balance of $9 million, offset slightly by $2.5 million in C&I loans acquired in the VSB acquisition.
Consumer loans increased $1.6 million, or 4.3%, from $35.8 million at December 31, 2011 to $37.4 million at June 30, 2012, with the acquisition of VSB contributing $3.2 million.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.
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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.6 million in the first six months of 2012 and $2.4 million in the first six months of 2011.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $3.6 million and $1.7 million for the first six months of 2012 and 2011, respectively.  Net charge-offs in the first six months of 2012 consisted primarily of net charge-offs on commercial real estate loans of $2.0 million and home equity loans of $0.8 million.  Charge-offs for commercial real estate loans were primarily related to a specific borrower filing bankruptcy and the related impaired credits that had been appropriately considered in establishing the allowance for loan losses in the prior period.  The Company is currently reviewing recovery options based on its collateral position, although no assurances of any such recoveries can be made at this time.
The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.52% at December 31, 2011 to 1.47% at June 30, 2012.  The Company’s ratio of non-performing assets to total loans and other real estate owned is less than 30% of the 5.34% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended March 31, 2012.
The ALLL at June 30, 2012 was $19.5 million compared to $19.4 million at December 31, 2011.  Below is a summary of the changes in the components of the ALLL from December 31, 2011 to June 30, 2012.
The allowance allocated to the commercial real estate loan portfolio (see Table Eight) decreased $0.6 million, or 4.9%, from $11.7 million at December 31, 2011 to $11.1 million at June 30, 2012.  This decrease was primarily due to a charge-off relating to a specific borrower filing bankruptcy that had previously been considered in establishing the allowance.
The allowance related to the commercial and industrial loan portfolio remained flat at $0.6 million at June 30, 2012 (see Table Eight).
The allowance allocated to the residential real estate portfolio (see Table Eight) increased $0.2 million from $3.6 million at December 31, 2011 to $3.8 million at June 30, 2012.

The allowance allocated to the home equity loan portfolio (see Table Eight) increased $0.1 million from $2.8 million at December 31, 2011 to $2.9 million at June 30, 2012.
The allowance allocated to the consumer loan portfolio (see Table Eight) increased $0.1 million to $0.2 million at June 30, 2012.
The allowance allocated to overdraft deposit accounts (see Table Eight) increased modestly from $0.7 million at December 31, 2011 to $0.8 million at June 30, 2012.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2012, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table six
Analysis of the Allowance for Loan Losses
			Year ended
	Six months ended June 30,		December 31,
(In thousands)	2012	2011	2011

Balance at beginning of period	$19,409	$18,224	$18,224

Charge-offs:
Commercial and industrial	117	75	522
Commercial real estate	2,015	200	1,989
Residential real estate	494	927	1,367
Home equity	856	405	1,089
Consumer	95	58	164
DDA overdrafts	710	826	1,712
Total charge-offs	4,287	2,491	6,843

Recoveries:
Commercial and industrial	2	6	23
Commercial real estate	97	28	1,981
Residential real estate	7	18	29
Home equity	11	5	7
Consumer	64	49	136
DDA overdrafts	524	733	1,252
Total recoveries	705	839	3,428
Net charge-offs	3,582	1,652	3,415
Provision for loan losses	3,625	2,372	4,600
Balance at end of period	$19,452	$18,944	$19,409

As a Percent of Average Total Loans:
Net charge-offs (annualized)	(0.36)%	(0.18)%	0.18%
Provision for loan losses (annualized)	0.36%	0.25%	0.24%
As a Percent of Non-Performing Loans:
Allowance for loan losses	88.92%	81.08%	87.76%

Table seven
Non-Accrual, Past-Due and Restructured loans
	As of June 30,		As of December 31,
(In thousands)	2012	2011	2011

Non-accrual loans	$21,726	$23,178	$21,951
Accruing loans past due 90 days or more	149	188	166
Total non-performing loans	21,875	23,366	22,117
Total other real estate owned	8,697	7,999	7,948
Total non-performing assets	$30,572	$31,365	$30,065

The average recorded investment in impaired loans during the six months ended June 30, 2012 and 2011 was $21.5 million and $31.9 million, respectively.  The Company recognized approximately $0.4 million of interest income received in cash on non-accrual and impaired loans for the six month periods ended June 30, 2012 and June 30, 2011, respectively.  Approximately $0.4 million and $0.1 million of interest income would have been recognized during the six month periods ended June 30, 2012 and June 30, 2011, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2012 and December 31, 2011.  The Company recognized interest income of $0.4 million using the accrual method of income recognition during the time period the loans were impaired for the six month periods ended June 30, 2012 and June 30, 2011, respectively.
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

Information pertaining to impaired loans is included in the following table:
	As of June 30,		As of December 31,
(In thousands)	2012	2011	2011
Impaired loans with a valuation allowance	$19,084	$20,233	$19,200
Impaired loans with no valuation allowance	2,791	13,574	2,918
Total impaired loans	$21,875	$33,807	$22,118
Allowance for loan losses allocated to impaired loans	$2,349	$4,393	$3,488

Table eight
Allocation of the Allowance For Loan Losses
	As of June 30,		As of December 31,
(In thousands)	2012	2011	2011

Commercial and industrial	$585	$944	$590
Commercial real estate	11,089	10,023	11,666
Residential real estate	3,824	4,302	3,591
Home equity	2,937	2,677	2,773
Consumer	228	90	88
DDA overdrafts	789	908	701
Allowance for Loan Losses	$19,452	$18,944	$19,409

Previously Securitized Loans
As of June 30, 2012, there is no carrying value remaining on the previously securitized loans, while the actual contractual balances of these loans were $8.8 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount was accreted to income over the period during which payments were probable of collection and were reasonably estimable. During the first six months of 2012 and 2011, the Company recognized $1.6 million and $1.7 million, respectively, of interest income on its previously securitized loans.

Non-Interest Income and Non-Interest Expense
Six Months Ended June 30, 2012 vs. 2011
Non-Interest Income: During 2012, the Company sold certain equity positions related to community banks and bank holding companies and realized a $0.8 million gain.  This gain was partially offset by $0.3 million of credit-related net investment impairment losses recorded by the Company.  These charges deemed to be other than temporary were related to pooled bank trust preferred securities with a remaining book value of $3.3 million at June 30, 2012.  The credit-related net impairment charges were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Exclusive of this net investment gain, non-interest income increased $0.3 million to $26.4 million in the first six months of 2012 as compared to $26.1 million in the first six months of 2011.  This increase was primarily the result of trust and investment management fee income increasing $0.3 million, or 17.9%, to $1.7 million and insurance commissions increasing $0.2 million, or 7.0%, to $3.3 million for the six months ended June 30, 2012.  These increases were partially offset by a $0.2 million decrease in service charges for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
Non-Interest Expense: During 2012, the Company completed its acquisition of Virginia Savings Bancorp, Inc. and recognized $4.2 million of acquisition and integration expenses.  In comparison, during 2011, the Company recorded a $3.0 million litigation reserve accrual.  Excluding these expenses, non-interest expenses increased $0.3 million from $39.8 million in the first six months 2011 to $40.1 million in the first six months of 2012.  This increase was primarily related to increases in salaries and employee benefits of $0.8 million and repossessed asset losses of $0.6 million that were partially offset by lower FDIC insurance expense of $1.1 million due to a change in the assessment base methodology.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2012 was 33.8% compared to 33.6% for the year ended December 31, 2011, and 33.8% for the six months ended June 30, 2011.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2012.
Three Months Ended June 30, 2012 vs. 2011
Non-Interest Income: Exclusive of the net investment gain discussed above, non-interest income decreased $0.1 million to $13.3 million in the second quarter of 2012 as compared to $13.4 million in the second quarter of 2011.  This decrease was primarily the result of service charges decreasing $0.2 million, or 2.1%, to $9.6 million and insurance commissions decreasing $0.2 million, or 10.4%, to $1.3 million for the quarter ended June 30, 2012.  These decreases were partially offset by an increase of $0.2 million in trust and investment management fee income to $0.9 million for the quarter ended June 30, 2012 and $0.1 million due to the acquisition of Virginia Savings Bancorp, Inc.
Non-Interest Expense: During the second quarter of 2012, the Company completed its acquisition of Virginia Savings Bancorp, Inc. and recognized $4.0 million of acquisition and integration expenses.  In comparison, the Company recorded a $3.0 million litigation reserve accrual during the second quarter of 2011.  Excluding these expenses, non-interest expenses increased $0.8 million from $19.9 million in the second quarter of 2011 to $20.7 million in the second quarter of 2012.  Repossessed asset losses increased $0.7 million due to the decline in estimated fair value of a foreclosed property located in the eastern panhandle of West Virginia.  The Company continually reevaluates the estimated fair value of properties that is has repossessed by obtaining updated appraisals on at least an annual basis.  As a result of this write-down, this foreclosed property is now valued at approximately one-half of its original cost.  In addition, salaries and employee benefits increased $0.4 million, other expenses increased $0.2 million, and the acquisition of Virginia Savings Bancorp, Inc. added $0.2 million.  These increases were partially offset by a decrease of $0.5 million due to lower FDIC insurance expense as a result of a change in assessment base methodology.
Income Tax Expense:  The Company’s effective income tax rate for the second quarter of 2012 was 33.8% compared to 33.6% for the year ended December 31, 2011, and 33.8% for the second quarter of 2011.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2012.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

June 30, 2012:
+400	4.25%	+22.2%	+19.6%
+300	3.25	+15.9	+16.5
+200	2.25	+9.8	+11.2
+100	1.25	+2.2	+4.8

December 31, 2011:
+400	4.25%	+16.0%	+20.3%
+300	3.25	+10.4	+16.4
+200	2.25	+5.6	+11.2
+100	1.25	+0.8	+5.1

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

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank. Dividends paid by City National Bank to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National Bank in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2012, City National Bank could pay dividends up to $19.9 million plus net profits for the remainder of 2012, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.7 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.7 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2012.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.6 million of additional cash over the next 12 months. As of June 30, 2012, the Parent Company reported a cash balance of $3.5 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National Bank will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National Bank manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National Bank from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2012, City National Bank’s assets are significantly funded by deposits and capital. Additionally, City National Bank maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2012, City National Bank has the capacity to borrow an additional $1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National Bank maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National Bank maintains a significant percentage (92.4%, or $376.9 million at June 30, 2012) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National Bank also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 70.7% as of June 30, 2012 and deposit balances fund 82.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has significant investment security balances with carrying values that totaled $407.9 million at June 30, 2012, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $139.6 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 50.6% of the Company’s total assets.
As illustrated in the Consolidated Statements of Cash Flows, the Company generated $23.2 million of cash from operating activities during the first six months of 2012, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $3.3 million of cash in investing activities during the first six months of 2012 primarily for purchases of securities available-for-sale, net of proceeds from these securities and from maturities and calls of securities available-for-sale, partially offset by the acquisition of Virginia Savings Bancorp.  The Company used $32.3 million of cash in financing activities during the first six months of 2012, principally as a result of decreasing its short-term borrowings by $66.0 million, cash dividends paid to the Company’s common stockholders of $10.3 million and the purchase of treasury stock of $7.9 million, partially offset by increasing its interest and noninterest bearing deposits by $51.4 million.

Capital Resources
During the first six months of 2012, Shareholders’ Equity increased $9.5 million, or 3.0%, from $311.1 million at December 31, 2011 to $320.6 million at June 30, 2012.  This increase was primarily due to net income of $17.4 million, partially offset by dividends declared of $10.3 million and common stock purchases of $7.9 million.
During July 2011, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. Approximately 238,000 shares were repurchased during the first six months of 2012 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of June 30, 2012, the Company may repurchase an additional 455,000 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

			Actual
		Well-	June 30,	December 31,
	Minimum	Capitalized	2012	2011
City Holding:
Total	8.0%	10.0%	13.4%	14.1%
Tier I Risk-based	4.0	6.0	12.5	13.1
Tier I Leverage	4.0	5.0	9.7	10.2
City National Bank:
Total	8.0%	10.0%	12.4%	13.0%
Tier I Risk-based	4.0	6.0	11.5	12.0
Tier I Leverage	4.0	5.0	9.0	9.3

As of June 30, 2012, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of June 30, 2012, management believes that City Holding and City National Bank meet all capital adequacy requirements.
Item 3 – Quantitative and Qualitative Disclosure About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.366 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The Court has approved the settlement and the Company anticipates that the case will be closed by the end of 2012.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s common stock repurchases transacted during the quarter:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	35,000	$33.29	35,000	569,023

May 1 – May 31, 2012	35,200	32.49	35,200	533,823

June 1 – June 30, 2012	79,335	31.94	79,335	454,488

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

Date: August 9, 2012