Form 10-Q
period 2012-09-30
CITY HOLDING CO
filed 2012-11-09
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2012
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

Common stock, $2.50 Par Value – 14,833,283 shares as of November 5, 2012.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress; and (14) the merger with Community Financial Corporation will not be consummated unless certain conditions are met. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$72,309	$140,873
Interest-bearing deposits in depository institutions	5,563	5,526
Federal funds sold	35,000	-
Cash and Cash Equivalents	112,872	146,399

Investment securities available for sale, at fair value	389,686	360,783
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2012 and December 31, 2011 - $13,658 and $23,423, respectively)	13,444	23,458
Other securities	11,459	11,934
Total Investment Securities	414,589	396,175

Gross loans	2,085,232	1,973,103
Allowance for loan losses	(18,986)	(19,409)
Net Loans	2,066,246	1,953,694

Bank owned life insurance	81,146	78,961
Premises and equipment, net	72,360	64,612
Accrued interest receivable	7,681	7,093
Net deferred tax asset	32,407	32,219
Goodwill and other intangible assets	65,103	56,164
Other assets	46,793	41,792
Total Assets	$2,899,197	$2,777,109
Liabilities
Deposits:
Noninterest-bearing	$407,634	$369,025
Interest-bearing:
Demand deposits	549,752	526,824
Savings deposits	495,068	439,823
Time deposits	929,042	885,596
Total Deposits	2,381,496	2,221,268

Short-term borrowings:
Federal funds purchased	-	75,000
Customer repurchase agreements	131,947	114,050
Long-term debt	16,495	16,495
Other liabilities	40,844	39,162
Total Liabilities	2,570,782	2,465,975

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2012 and December 31, 2011, less 3,665,999 and 3,717,993 shares in treasury, respectively	46,249	46,249

Capital surplus	103,311	103,335
Retained earnings	303,567	291,050
Cost of common stock in treasury	(124,347)	(125,593)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	4,367	825
Underfunded pension liability	(4,732)	(4,732)
Total Accumulated Other Comprehensive Loss	(365)	(3,907)
Total Shareholders’ Equity	328,415	311,134
Total Liabilities and Shareholders’ Equity	$2,899,197	$2,777,109

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

	Three months Ended September 30		Nine months Ended September 30
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$24,633	$23,326	$70,843	$70,416
Interest on investment securities:
Taxable	3,438	4,639	11,345	13,694
Tax-exempt	346	392	1,101	1,299
Interest on federal funds sold	15	13	38	39
Total Interest Income	28,432	28,370	83,327	85,448

Interest Expense
Interest on deposits	3,312	4,550	10,363	15,829
Interest on short-term borrowings	79	90	229	239
Interest on long-term debt	166	159	499	474
Total Interest Expense	3,557	4,799	11,091	16,542
Net Interest Income	24,875	23,571	72,236	68,906
Provision for loan losses	975	-	4,600	2,372
Net Interest Income After Provision for Loan Losses	23,900	23,571	67,636	66,534

Non-interest Income
Total investment securities impairment losses	(272)	(1,849)	(878)	(1,849)
Noncredit impairment losses recognized in other comprehensive income	-	1,494	302	1,494
Net investment securities impairment losses	(272)	(355)	(576)	(355)
Gains on sale of investment securities	730	627	1,530	3,756
Net investment securities gains	458	272	954	3,401

Service charges	9,861	9,840	28,601	28,749
Insurance commissions	1,439	1,388	4,782	4,513
Trust and investment management fee income	912	699	2,662	2,181
Bank owned life insurance	738	952	2,228	2,455
Other income	671	380	1,762	1,434
Total Non-interest Income	14,079	13,531	40,989	42,733

Non-interest Expense
Salaries and employee benefits	11,295	10,302	32,207	30,397
Occupancy and equipment	2,126	2,057	6,038	6,084
Depreciation	1,175	1,131	3,371	3,408
FDIC insurance expense	405	392	1,184	2,276
Advertising	674	546	1,993	1,854
Bankcard expenses	720	559	2,035	1,693
Postage, delivery, and statement mailings	529	551	1,565	1,615
Office supplies	407	492	1,258	1,483
Legal and professional fees	611	567	1,349	4,547
Telecommunications	433	371	1,209	1,217
Repossessed asset losses, net of expenses	429	109	1,200	300
Merger related costs	157	-	4,335	-
Other expenses	2,885	2,611	8,382	7,585
Total Non-interest Expense	21,846	19,688	66,126	62,459
Income Before Income Taxes	16,133	17,414	42,499	46,808
Income tax expense	5,526	5,837	14,450	15,784
Net Income Available to Common Shareholders	$10,607	$11,577	$28,049	$31,024

Total comprehensive income	$12,719	$10,714	$31,591	$30,820

Average common shares outstanding	14,751	15,003	14,700	15,165
Effect of dilutive securities:
Employee stock options	83	68	83	77
Shares for diluted earnings per share	14,834	15,071	14,783	15,242

Basic earnings per common share	$0.71	$0.77	$1.89	$2.03
Diluted earnings per common share	$0.71	$0.76	$1.88	$2.02
Dividends declared per common share	$0.35	$0.34	$1.05	$1.02

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2012 and 2011
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2010	$46,249	$103,057	$270,905	$(102,853)	(2,497)	$314,861
Net income			31,024			31,024
Other comprehensive income					(204)	(204)
Cash dividends declared ($1.02 per share)			(15,394)			(15,394)
Stock-based compensation expense, net		83		784		867
Exercise of 6,576 stock options		(20)		188		168
Purchase of 675,501 treasury shares				(21,430)		(21,430)
Balances at September 30, 2011	$46,249	$103,120	$286,535	$(123,311)	$(2,701)	$309,892

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2011	$46,249	$103,335	$291,050	$(125,593)	$(3,907)	$311,134
Net income			28,049			28,049
Other comprehensive income					3,542	3,542
Acquisition of Virginia Savings Bancorp		276		7,447		7,723
Cash dividends declared ($1.05 per share)			(15,532)			(15,532)
Stock-based compensation expense, net		(179)		1,049		870
Exercise of 18,899 stock options		(121)		665		544
Purchase of 237,535 treasury shares				(7,915)		(7,915)
Balances at September 30, 2012	$46,249	$103,311	$303,567	$(124,347)	$(365)	$328,415

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months Ended September 30
	2012	2011

Net income	$28,049	$31,024
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	1,356	1,296
Provision for loan losses	4,600	2,372
Depreciation of premises and equipment	3,371	3,408
Deferred income tax expense (benefit)	342	(1,802)
Accretion of gain from sale of interest rate floors	-	(295)
Net periodic employee benefit cost	391	288
Realized investment securities gains	(1,530)	(3,756)
Net investment securities impairment losses	576	355
Stock-compensation expense	870	867
Increase in value of bank-owned life insurance	(2,164)	(2,455)
Proceeds from bank-owned life insurance	-	492
Change in accrued interest receivable	(137)	464
Change in other assets	(735)	(4,694)
Change in other liabilities	2,092	14,711
Net Cash Provided by Operating Activities	37,081	42,275

Proceeds from sale of money market and mutual fund securities available-for-sale	-	617,230
Purchases of money market and mutual fund securities available-for-sale	-	(617,337)
Proceeds from sales of securities available-for-sale	27,773	56,371
Proceeds from maturities and calls of securities available-for-sale	113,760	88,807
Proceeds from maturities and calls of securities held-to-maturity	10,046	1,338
Purchases of securities available-for-sale	(150,497)	(107,050)
Net (increase) in loans	(43,656)	(61,800)
Purchases of premises and equipment	(5,910)	(3,691)
Acquisition of Virginia Savings Bancorp, net of cash acquired of $24,947	20,275	-
Net Cash Used in Investing Activities	(28,209)	(26,132)

Net increase in noninterest-bearing deposits	26,777	25,577
Net increase (decrease) in interest-bearing deposits	10,815	(2,631)
Net (decrease) increase in short-term borrowings	(57,103)	15,171
Purchases of treasury stock	(7,915)	(21,429)
Proceeds from exercise of stock options	544	168
Dividends paid	(15,517)	(15,591)
Net Cash (Used in) Provided by Financing Activities	(42,399)	1,265
(Decrease) increase in Cash and Cash Equivalents	(33,527)	17,408
Cash and cash equivalents at beginning of period	146,399	66,379
Cash and Cash Equivalents at End of Period	$112,872	$83,787

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2012. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
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

Note B – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance contained in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”).  The provisions of ASU No. 2011-04 clarify existing fair value measurements, amend certain principles set forth in Topic 820 and requires additional fair value disclosures.  ASU No. 2011-04 became effective for the Company’s reporting period that began on January 1, 2012.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

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
Note C – Acquisitions
On May 31, 2012, the Company acquired 100% of the outstanding common and preferred stock of Virginia Savings Bancorp, Inc. and its wholly owned subsidiary, Virginia Savings Bank (collectively, “VSB”).  As a result of this acquisition, the Company acquired five branches which expanded its footprint into Virginia.  At the time of closing, VSB had total assets of $132 million, loans of $82 million, deposits of $120 million and shareholders’ equity of $11 million.
The total transaction was valued at $12.4 million, consisting of cash of $4.7 million and approximately 240,000 shares of common stock valued at $7.7 million.  The common stock was valued based on the closing price of $32.18 for the Company’s common shares on May 31, 2012.  The preliminary purchase price has been allocated as follows:

May 31, 2012
Consideration:
Cash	$4,672
Common stock	7,723
$12,395

Identifiable assets:
Cash and cash equivalents	$24,947
Investment securities	14,082
Loans	73,448
Premises and equipment	5,158
Other assets	8,931
Total identifiable assets	126,566

Identifiable liabilities:
Deposits	122,755
Other liabilities	698
Total identifiable liabilities	123,453

Net identifiable assets	3,113
Goodwill	8,009
Core deposit intangible	1,273
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
Acquired loans are accounted for using one of the two following accounting standards:

(1)
ASC Topic 310-20 is used to value loans that do not have evidence of credit quality deterioration.  For these loans, the difference between the fair value of the loan and the amortized cost of the loan would be amortized or accreted into income using the interest method.

(2)
ASC Topic 310-30 is used to value loans that have evidence of credit quality deterioration.  For these loans, the expected cash flows that exceed the fair value of the loan represent the accretable yield, which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.  The non-accretable difference represents the difference between the contractually required principal and interest payments and the cash flows expected to be collected based upon management’s estimation.  Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for loan losses.  Subsequent increases in the expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges with a corresponding adjustment to the accretable yield, which will result in the recognition of additional interest income over the remaining lives of the loans.  The accretable difference represents the difference between the expected cash flows and the net present value of expected cash flows.  This difference is accreted into earnings using the level-yield method over the expected cash flow periods of the loans.  In determining the net present value of expected cash flows, management used various discount rates based upon the risk characteristics for each loan type.

The following table presents the loans acquired in conjunction with the VSB acquisition:

May 31, 2012

Contractually required principal and interest	$11,567
Contractual cash flows not expected to be collected (non-accretable difference)	(3,973)
Expected cash flows	7,594
Interest component of expected cash flows (accretable difference)	(954)
Estimated fair value of purchased credit impaired loans acquired	$6,640

Estimated fair value of performing loans acquired	66,808
Estimated fair value of loans acquired	$73,448

  The fair values of non-time deposits approximated their carrying value at the acquisition date.  For time deposits, the fair values were estimated based on discounted cash flows, using interest rates that are currently being offered compared to the contractual interest rates.   Based on this analysis, management recorded a premium on time deposits acquired of $2.3 million, which is being amortized over five years.
The Company believes that the customer relationships with the deposits acquired have an intangible value.  In connection with the acquisition, the Company recorded a core deposit intangible asset of $1.3 million, which represents the value of the relationship that VSB had with their deposit customers.  The fair value was estimated based on a discounted cash flow methodology that considered type of deposit, deposit retention and the cost of the deposit base.   The core deposit intangible is being amortized over ten years, with an annual charge of less than $0.2 million per year.  The following table presents a rollforward of the Company’s intangible assets from the beginning of the year:

Intangible Assets
Balance, January 1, 2012	$1,274
Core deposit intangible acquired in conjunction with the acquisition of VSB	1,273
Amortization expense	(343)
Balance, September 30, 2012	$2,204

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

Goodwill
Balance, January 1, 2012	$54,890
Goodwill acquired in conjunction with the acquisition of VSB	8,009
Balance, September 30, 2012	$62,899

On August 2, 2012, the Company entered into a definitive agreement to acquire Community Financial Corporation and its wholly owned subsidiary Community Bank (“Community”).  Community is a $500 million bank and operates eight branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia.  The Company anticipates the transaction will be completed in the first quarter of 2013, pending regulatory approvals, the approval of Community’s shareholders and the completion of other customary closing conditions.  The total transaction value is expected to be approximately $26.6 million.

Note D –Investments
The aggregate carrying and approximate market values of securities follow.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$4,310	$105	$-	$4,415	$5,868	$173	$-	$6,041
Obligations of states and
political subdivisions	48,334	1,814	15	50,133	55,262	1,561	21	56,802
Mortgage-backed securities:
U.S. government agencies	285,678	8,695	45	294,328	220,815	6,966	168	227,613
Private label	3,583	43	-	3,626	5,117	45	6	5,156
Trust preferred
securities	18,405	201	3,098	15,508	48,951	941	4,735	45,157
Corporate securities	16,178	251	466	15,963	16,226	160	1,988	14,398
Total Debt Securities	376,488	11,109	3,624	383,973	352,239	9,846	6,918	355,167
Marketable equity securities	3,381	551	11	3,921	4,318	-	465	3,853
Investment funds	1,724	68	-	1,792	1,724	39	-	1,763
Total Securities
Available-for-Sale	$381,593	$11,728	$3,635	$389,686	$358,281	$9,885	$7,383	$360,783

	September 30, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Trust preferred securities	$13,444	$283	$69	$13,658	$23,458	$675	$710	$23,423
Total Securities
Held-to-Maturity	$13,444	$283	$69	$13,658	$23,458	$675	$710	$23,423

Other investment securities:
Non-marketable equity securities	$11,459	$-	$-	$11,459	$11,934	$-	$-	$11,934
Total Other Investment
Securities	$11,459	$-	$-	$11,459	$11,934	$-	$-	$11,934

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2012 and December 31, 2011.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$1,482	$15	$-	$-	$1,482	$15
Mortgage-backed securities:
U.S. Government agencies	16,440	35	2,830	10	19,270	45
Trust preferred securities	-	-	5,497	3,098	5,497	3,098
Corporate securities	4,070	258	2,165	208	6,235	466
Marketable equity securities	127	11	-	-	127	11
Total	$22,119	$319	$10,492	$3,316	$32,611	$3,635

Securities held-to-maturity:
Trust preferred securities	$-	$-	$3,372	$69	$3,372	$69

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$992	$11	$394	$10	$1,386	$21
Mortgage-backed securities:
U.S. Government agencies	-	-	4,333	168	4,333	168
Private label	3,236	6	-	-	3,236	6
Trust preferred securities	6,724	520	5,402	4,215	12,126	4,735
Corporate securities	1,791	241	4,941	1,747	6,732	1,988
Marketable equity securities	3,810	465	-	-	3,810	465
Total	$16,553	$1,243	$15,070	$6,140	$31,623	$7,383

Securities held-to-maturity:
Trust preferred securities	$4,823	$212	$8,219	$498	$13,042	$710

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: First National Corporation and First United Corporation.
During the first nine months of 2012, the Company recorded $0.6 million in credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities with a remaining book value of $5.6 million at September 30, 2012.  The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority positions of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $0.6 million on the pooled bank trust preferred securities were appropriate for the nine months ended September 30, 2012.  During 2011, the Company recorded $1.3 million in credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities ($0.4 million credit-related net impairment losses for the full year) with a remaining book value of $6.3 million at December 31, 2011, and community bank and bank holding company equity positions ($0.9 million credit-related net impairment losses for the full year) with a remaining book value of $3.9 million at December 31, 2011.  The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority position of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $0.4 million on the pooled bank trust preferred securities were appropriate for the year ending December 31, 2011.  During the year ended December 31, 2011, the Company recognized $0.9 million of credit-related net impairment charges on the Company’s equity positions due to the length of time and extent to which the market value of these securities have been below the Company’s cost basis.  As a result of these factors, the Company does not expect the market value of these securities to recover in the near future.

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
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2012, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of September 30, 2012, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.
At September 30, 2012, the book value of the Company’s five pooled trust preferred securities totaled $5.6 million with an estimated fair value of $3.7 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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
The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the nine months ended September 30, 2012 and for the year ended December 31, 2011.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

(In thousands)	Debt Securities	Equity Securities	Total

Balance at January 1, 2011	$20,893	$5,130	$26,023
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	355	918	1,273
Deductions:
Called	(638)	-	(638)
Balance December 31, 2011	20,610	6,048	26,658
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	576	-	576
Deductions:
Sold	-	(1,235)	(1,235)
Balance September 30, 2012	$21,186	$4,813	$25,999

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of September 30, 2012:
(Dollars in thousands)

Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1		Pooled	Mezz	$1,115	$451	$175	(276)	Ca	12	22.8%	17.1%	(2)	33.3%
P2		Pooled	Mezz	3,944	1,197	892	(305)	Ca	12	25.9%	15.8%	(2)	8.3%
P3	(5)	Pooled	Mezz	2,962	1,419	350	(1,069)	Caa3	24	24.5%	21.5%	(2)	0.2%
P4	(6)	Pooled	Mezz	4,060	400	400	-	Ca	10	19.2%	23.0%	(3)	0.0%
P5		Pooled	Mezz	5,872	826	366	(460)	Ca	14	26.0%	22.0%	(2)	20.8%

		Held to Maturity:
P6		Pooled	Mezz	2,158	246	349	103	Ca	12	22.8%	17.1%	(2)	33.3%
P7		Pooled	Mezz	5,237	1,068	1,189	121	Ca	12	25.9%	15.8%	(2)	8.3%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		261	235	163	(72)	NR	1	-	-
S2		Single		1,000	1,000	1,036	36	B2	1	-	-

		Held to Maturity:
S3		Single		4,000	4,000	4,000	-	NR	1	-	-
S4		Single		3,360	3,098	3,075	(23)	NR	1	-	-
S5		Single		3,564	3,532	3,533	1	NR	1	-	-

(1)
The differences noted consist of unrealized losses recorded at September 30, 2012 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default.  The model for this security assumes that one of the banks that are currently deferring will cure by June 2013.  If additional underlying issuers cure, this bond could recover at a higher percentage.

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

(5)
Other-than-temporary impairment losses of $11,000 were recognized during the nine months ended September 30, 2012.  Other-than-temporary impairment losses of $115,000 were recognized during the year ended December 31, 2011.

(6)
Other-than-temporary impairment losses of $565,000 were recognized during the nine months ended September 30, 2012.  Other-than-temporary impairment losses of $240,000 were recognized during the year ended December 31, 2011.

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	7,229	7,275
Due after one year through five years	33,449	33,844
Due after five years through ten years	46,821	48,827
Due after ten years	288,989	294,027
	$376,488	$383,973

Securities Held-to-Maturity
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	13,444	13,658
	$13,444	$13,658

The Company recognized $0.7 million and $1.5 million in gross gains from investment security transactions during the three and nine months ended September 30, 2012.  The Company recognized $0.6 million and $3.8 million in gross gains from investment security transactions during the three and nine months ended September 30, 2011.  The specific identification method is used to determine the cost basis of securities sold. The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $218 million and $204 million at September 30, 2012 and December 31, 2011, respectively.

Note E –Loans
The following summarizes the Company’s major classifications for loans:

( In thousands)	September 30, 2012	December 31, 2011

Residential real estate	$1,008,305	$929,788
Home equity – junior liens	143,058	141,797
Commercial and industrial	105,027	130,899
Commercial real estate	787,887	732,146
Consumer	38,285	35,845
DDA overdrafts	2,670	2,628
Gross loans	2,085,232	1,973,103
Allowance for loan losses	(18,986)	(19,409)
Net loans	$2,066,246	$1,953,694

Construction loans of $12.8 million and $9.3 million are included within residential real estate loans at September 30, 2012 and December 31, 2011, respectively.  Construction loans of $17.1 million and $20.2 million are included within commercial real estate loans at September 30, 2012 and December 31, 2011, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The composition of loans acquired in the VSB acquisition outstanding at September 30, 2012 is as follows:

September 30, 2012
Residential real estate	$22,789
Home equity – junior liens	6,137
Commercial and industrial	2,810
Commercial real estate	34,435
Consumer	2,934
Gross loans	$69,105

The outstanding loan balances acquired in the VSB acquisition in the above table include $6.5 million of credit-impaired loans, with a contractual principal balance of $10.8 million.

Activity for the accretable yield for the first nine months of 2012 is as follows:

Accretable yield at the beginning of the period	$-
Additions	954
Accretion	(112)
Net reclassifications to accretable from non-accretable	-
Maturities, foreclosures and charge-offs	-
Accretable yield at the end of period	$842

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

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the nine months ended September 30, 2012 and 2011.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2012 and December 31, 2011.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
Nine months ended
September 30, 2012:
Allowance for loan loss
Beginning balance	$590	$11,666	$3,591	$2,773	$88	$701	$19,409
Charge-offs	126	2,860	746	989	148	1,128	5,997
Recoveries	12	100	15	12	90	745	974
Provision	45	1,684	955	1,250	75	591	4,600
Ending balance	$521	$10,590	$3,815	$3,046	$105	$909	$18,986

Nine months ended
September 30, 2011:
Allowance for loan loss
Beginning balance	$1,864	$8,488	$4,149	$2,640	$95	$988	$18,224
Charge-offs	275	341	1,191	614	133	1,318	3,872
Recoveries	8	1,982	19	6	107	1,002	3,124
Provision	(1,032)	1,942	744	538	23	157	2,372
Ending balance	$565	$12,071	$3,721	$2,570	$92	$829	$19,848

As of September 30, 2012:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	521	10,590	3,815	3,046	105	909	18,986
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-
Total	$521	$10,590	$3,815	$3,046	$105	$909	$18,986

Loans
Evaluated for impairment:
Individually	$-	$10,002	$471	$297	$-	$-	$10,770
Collectively	105,027	771,716	1,007,710	142,674	38,177	2,670	2,067,974
Acquired with deteriorated
credit quality	-	6,169	124	87	108	-	6,488
Total	$105,027	$787,887	$1,008,305	$143,058	$38,285	$2,670	$2,085,232

As of December 31, 2011:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$2,666	$-	$-	$-	$-	$2,666
Collectively	590	9,000	3,591	2,773	88	701	16,743
Total	$590	$11,666	$3,591	$2,773	$88	$701	$19,409

Loans
Evaluated for impairment:
Individually	$81	$15,311	$476	$298	$-	$-	$16,166
Collectively	130,818	716,835	929,312	141,499	35,845	2,628	1,956,937
Total	$130,899	$732,146	$929,788	$141,797	$35,845	$2,628	$1,973,103

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

The following presents loans by the Company’s credit quality indicators, by class, as of September 30, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
September 30, 2012:
Risk Grade
Exceptional	$3,508	$1,813	-	-	-	-	$5,321
Good	6,466	98,231	-	-	-	-	104,697
Acceptable	68,504	456,116	-	-	-	-	524,620
Pass/watch	23,320	177,974	-	-	-	-	201,294
Special mention	1,066	15,831	-	-	-	-	16,897
Substandard	2,163	37,922	-	-	-	-	40,085
Doubtful	-	-	-	-	-	-	-
Total	$105,027	$787,887					892,914

Payment Activity
Performing			1,005,522	141,950	38,274	2,666	$1,188,412
Non-performing			2,783	1,108	11	4	3,906
Total			$1,008,305	$143,058	$38,285	$2,670	$2,085,232

December 31, 2011:
Risk Grade
Exceptional	$4,220	$42	-	-	-	-	$4,262
Good	6,728	107,718	-	-	-	-	114,446
Acceptable	93,077	411,721	-	-	-	-	504,798
Pass/watch	25,246	161,598	-	-	-	-	186,844
Special mention	470	16,802	-	-	-	-	17,272
Substandard	1,037	34,265	-	-	-	-	35,302
Doubtful	121	-	-	-	-	-	121
Total	$130,899	$732,146					863,045

Payment Activity
Performing			$928,789	$139,996	$35,845	$2,616	$1,107,246
Non-performing			999	1,801	-	12	2,812
Total			$929,788	$141,797	$35,845	$2,628	$1,973,103

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

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of September 30, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
September 30, 2012:
30 – 59 days past due	$25	$1,168	$4,332	$2,473	$110	$309	$8,417
60 – 89 days past due	-	102	231	135	15	6	489
Over 90 days past due	-	1	346	35	11	4	397
Non-accrual	1,426	17,650	2,437	1,073	-	-	22,586
	1,451	18,921	7,346	3,716	136	319	31,889
Current	103,576	768,966	1,000,959	139,342	38,149	2,351	2,053,343
Total	$105,027	$787,887	$1,008,305	$143,058	$38,285	$2,670	$2,085,232

December 31, 2011:
30 – 59 days past due	$1,243	$576	$4,912	$1,906	$133	$883	$9,653
60 – 89 days past due	-	2,839	408	228	5	14	3,494
Over 90 days past due	-	-	42	112	-	12	166
Non-accrual	375	18,930	957	1,689	-	-	21,951
	1,618	22,345	6,319	3,935	138	909	35,264
Current	129,281	709,801	923,469	137,862	35,707	1,719	1,937,839
Total	$130,899	$732,146	$929,788	$141,797	$35,845	$2,628	$1,973,103

The following presents the Company’s impaired loans, by class, as of September 30, 2012 and December 31, 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
September 30, 2012:
With no related allowance recorded
Recorded investment	$1,113	$11,843	$219	$29	$-	$-	$13,204
Unpaid principal balance	1,369	17,594	219	29	-	-	19,211

With an allowance recorded
Recorded investment	$313	$5,808	$2,564	$1,079	$11	$4	$9,779
Unpaid principal balance	313	5,808	2,564	1,079	11	4	9,779
Related allowance	41	758	314	86	1	4	1,204

December 31, 2011:
With no related allowance recorded
Recorded investment	$78	$2,840	$-	$-	$-	$-	$2,918
Unpaid principal balance	78	6,036	-	-	-	-	6,114

With an allowance recorded
Recorded investment	$297	$16,090	$1,000	$1,801	$-	$12	$19,200
Unpaid principal balance	297	16,090	1,000	1,801	-	12	19,200
Related allowance	53	3,044	139	240	-	12	3,488

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class, for the nine months ended September 30, 2012 and 2011:

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
September 30, 2012:
With no related allowance recorded
Average recorded investment	$81	$7,472	$-	$-	$-	$-	$7,553
Interest income recognized	4	232	-	-	-	-	236

With an allowance recorded
Average recorded investment	$203	$11,197	$1,254	$1,354	$-	$-	$14,008
Interest income recognized	7	378	36	30	-	-	451

September 30, 2011:
With no related allowance recorded
Average recorded investment	$-	$12,350	$320	$698	$-	$-	$13,368
Interest income recognized	-	206	15	5	-	-	226

With an allowance recorded
Average recorded investment	$248	$14,192	$996	$526	$-	$-	$15,962
Interest income recognized	-	157	-	-	-	-	157

Approximately $0.7 million and $0.6 million of interest income would have been recognized during the nine months ended September 30, 2012 and 2011, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2012.

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
As of September 30, 2012, the Company reclassified $21.1 million of loans as TDRs in accordance with recent regulatory guidance.  The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt.  The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of the debt by the bankruptcy court is deemed to be a concession granted to the borrower.  As of September 30, 2012, less than 5% of these loans were non-accruing loans.  There was no material difference between the pre-modification and post-modification balances.  The impact on the allowance for loan losses of this reclassification was insignificant.
The following tables set forth the Company’s TDRs at September 30, 2012:

	September 30, 2012
(In thousands)	Accruing	Non-Accruing	Total

Commercial and industrial	$-	$-	$-
Commercial real estate	227	-	227
Residential real estate	14,098	185	14,283
Home equity	6,400	422	6,822
Consumer	144	-	144
	$20,869	$607	$21,476

During the three month and nine months ended September 30, 2012, no other loans were identified as TDRs.  There were no TDRs that defaulted during the three or nine months ended September 30, 2012.

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
As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio as “previously securitized loans,” at the lower of carrying value or fair value.  Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans.  As of September 30, 2012, there is no carrying value remaining on these loans, while the actual contractual balances of these loans was $8.4 million.  During the three and nine months ended September 30, 2012 and 2011, the Company recognized $0.8 million and $2.4 million and $0.8 million and $2.5 million, respectively, of interest income from its previously securitized loans.
Note H – Long-Term Debt
The components of long-term debt are summarized below:

( In thousands)	September 30, 2012	December 31, 2011

Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.89% and 3.85%, respectively	$16,495	$16,495

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
Note I – Derivative Instruments
As of September 30, 2012 and December 31, 2011, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.
The following table summarizes the fair value of these derivative instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Fair Value:
Other Assets	$14,616	$11,541
Other Liabilities	14,616	11,541

The following table summarizes the change in fair value of these derivative instruments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Change in Fair Value:
Other income - derivative asset	$543	$7,095	$3,075	$7,943
Other income - derivative liability	(543)	(7,095)	(3,075)	(7,943)

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	293,817	$33.95	287,393	$33.64
Granted	16,876	35.39	16,000	35.09
Exercised	(18,899)	28.78	(6,576)	25.54
Forfeited	(1,500)	34.73	-	-
Outstanding at September 30	290,294	$34.37	296,817	$33.90

Additional information regarding stock options outstanding and exercisable at September 30, 2012, is provided inthe following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	165,918	$31.87	43	$659	114,584	$32.65	26	$366
$35.09 - $40.88	124,376	37.70	65	20	69,000	38.11	46	-
	290,294			$679	183,584			$366

Proceeds from stock option exercises were $0.5 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2012 and 2011 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.1 million and less than $0.1 million during the nine months ended September 30, 2012 and 2011, respectively.
Stock-based compensation expense was approximately $0.2 million for both the nine months ended September 30, 2012 and 2011.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at September 30, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.6 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2012 and 2011:

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.5 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.4 million at September 30, 2012. At September 30, 2012, this unrecognized expense is expected to be recognized over 4.6 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	108,209		96,060
Granted	23,336	$34.94	14,050	$35.07
Forfeited/Vested	(13,234)		(1,651)
Outstanding at September 30	118,311		108,459

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.5 million for both the nine months ended September 30, 2012 and 2011.
The Company also maintains a defined benefit pension plan (“the Defined Benefit Plan”). The Defined Benefit Plan was frozen in 1999 subsequent to the Company’s acquisition of the plan sponsor. The Defined Benefit Plan maintains a December 31 year-end for purposes of computing its benefit obligations. The Company made contributions of approximately $0.6 million and $0.3 million to the Defined Benefit Plan during the nine months ended September 30, 2012 and 2011, respectively.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plan:

	Three months ended		Nine months ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011

Components of net periodic cost:
Interest cost	$158	$162	$476	$487
Expected return on plan assets	(203)	(203)	(607)	(609)
Net amortization and deferral	174	137	522	410
Net Periodic Pension Cost	$129	$96	$391	$288

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

(In thousands)	September 30, 2012	December 31, 2011

Commitments to extend credit:
Home equity lines	$154,874	$143,856
Commercial real estate	38,060	29,995
Other commitments	176,732	185,602
Standby letters of credit	16,703	20,110
Commercial letters of credit	525	412

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as that involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

City National Bank is currently in a civil action pending in the Circuit Court of Kanawha County, West Virginia, in a case styled Thomas Casto v. City National Bank, N.A (“Casto”).  This putative class action asserts that the plaintiffs, and others similarly situated, were wrongfully assessed overdraft fees in connection with City National Bank accounts.  The plaintiffs alleged that City National Bank’s policy of posting debit and check transactions from high to low order was in violation of the West Virginia Consumer Credit and Protection Act, constituted a breach of the implied covenant of good faith and fair dealing and created an unjust enrichment to City National Bank. In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.616 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The Court has approved the settlement and the Company anticipates that the case will be closed by the end of 2012.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.
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

Note L – Total Comprehensive Income
The following table sets forth the computation of total comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

Net income	$10,607	$11,577	$28,049	$31,024

Other comprehensive income:
Unrealized security gains/(losses) arising during the period	3,847	(1,122)	6,637	3,550
Reclassification adjustment for gains included in income	(458)	(272)	(954)	(3,401)
	3,389	(1,394)	5,683	149

Unrealized loss on interest rate floors	-	-	-	(477)
Other comprehensive income (loss) before income taxes	3,389	(1,394)	5,683	(328)
Tax effect	(1,277)	531	(2,141)	124
Other comprehensive income (loss)	2,112	(863)	3,542	(204)

Total comprehensive income	$12,719	$10,714	$31,591	$30,820

Note M – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011

Distributed earnings allocated to common stock	$5,150	$5,015	$15,451	$15,045
Undistributed earnings allocated to common stock	5,373	6,479	12,375	15,756
Net earnings allocated to common shareholders	$10,523	$11,494	$27,826	$30,801

Average shares outstanding	14,751	15,003	14,700	15,165

Effect of dilutive securities:
Employee stock options	83	68	83	77

Shares for diluted earnings per share	14,834	15,071	14,783	15,242

Basic earnings per share	$0.71	$0.77	$1.89	$2.03
Diluted earnings per share	$0.71	$0.76	$1.88	$2.02

Options to purchase approximately 124,000 and 255,000 shares of common stock at an exercise price between $35.09 and $40.88 and between $30.38 and $40.88 per share were outstanding during the third quarter of 2012 and the third quarter of 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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
The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at September 30, 2012.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data for real estate collateral or Level 3 inputs for non-real estate collateral.  The following table presents assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

(in thousands)	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2012
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$4,415	$-	$4,415	$-
Obligations of states and political subdivisions	50,133	-	50,133	-
Mortgage-backed securities:
U.S. Government agencies	294,328	-	294,328	-
Private label	3,626	-	3,626	-
Trust preferred securities	15,508	-	13,162	2,346
Corporate securities	15,963	-	15,963	-
Marketable equity securities	3,921	3,921	-	-
Investment funds	1,792	1,792	-	-
Derivative assets	14,616	-	14,616	-

Financial Liabilities
Derivative liabilities	14,616	-	14,616	-

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$22,983	$-	$21,542	$1,441	$-

December 31, 2011
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$6,041	$-	$6,041	$-
Obligations of states and political subdivisions	56,802	-	56,802	-
Mortgage-backed securities:
U.S. Government agencies	227,613	-	227,613	-
Private label	5,156	-	5,156	-
Trust preferred securities	45,157	-	43,175	1,982
Corporate securities	14,398	-	14,398	-
Marketable equity securities	3,853	3,853	-	-
Investment funds	1,763	1,763	-	-
Derivative assets	11,541	-	11,541	-

Financial Liabilities
Derivative liabilities	11,541	-	11,541	-

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$22,118	$-	$21,743	$375	$2,701

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011:

	Nine months Ended September 30,
(In thousands)	2012	2011

Beginning balance	$1,982	$2,504
Impairment losses on investment securities	(576)	(355)
Included in other comprehensive income	940	158
Dispositions	-	(375)
Transfers into Level 3	-	-
Ending Balance	$2,346	$1,932

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
The table below presents the Company’s Level 2 financial assets and liabilities measured on a nonrecurring basis, which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2012 and 2011.  During the nine months ended September 30, 2012 and 2011, the Company had no Level 3 financial assets and liabilities that were measured on a nonrecurring basis.

	Nine months Ended September 30,
	2012	2011
(In thousands)	Level 2	Level 2

Carrying value of impaired loans before allocations	$14,933	$18,329
Specific valuation allowance allocations	(1,955)	(4,532)
Fair value	$12,978	$13,797

The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2012 and 2011, collateral discounts ranged from 20% to 30%.
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
The table below presents OREO that was remeasured and reported at fair value during the nine months ended September 30, 2012 and 2011.

	Nine months Ended September 30,
(In thousands)	2012	2011

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$3,088	$4,411
Charge-offs recognized in the allowance for loan losses	(845)	(790)
Fair value	$2,243	$3,621

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$2,804	$944
Write-downs included in other non-interest expense	(877)	(186)
Fair value	$1,927	$758

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
The following table represents the estimates of fair value of financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Securities held-to-maturity	$13,444	$13,658	$-	$13,658	$-
Net loans	2,066,246	2,107,167	-	-	2,107,167
Liabilities:
Time deposits	929,042	943,262	-	943,262	-
Long-term debt	16,495	16,465	-	16,465	-

December 31, 2011
Assets:
Securities held-to-maturity	$23,458	$23,423	$-	$23,423	$-
Net loans	1,953,694	1,991,335	-	-	1,991,335
Liabilities:
Time deposits	885,596	898,972	-	898,972	-
Long-term debt	16,495	16,456	-	16,456	-

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
Pages 41-45 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2011.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  As a result of this review, the Company recognized $0.3 million and $0.6 million of impairment charges during the three and nine months ended September 30, 2012.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Nine months Ended September 30, 2012 vs. 2011
The Company reported consolidated net income of $28.0 million, or $1.88 per diluted common share, for the nine months ended September 30, 2012, compared to $31.0 million, or $2.02 per diluted common share, for the first nine months of 2011. Return on average assets (“ROA”) was 1.33% and return on average equity (“ROE”) was 11.6%  for the first nine months of 2012, compared to 1.53% and 13.1%, respectively, for the first nine months of 2011.  The results for the nine months ended September 30, 2012 include $4.3 million, or $0.19 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Virginia Savings Bancorp, Inc.  Excluding these acquisition and integration expenses, the Company would have reported net income of $30.9 million, a return on assets of 1.47% and a return on average equity of 12.8%.
The Company’s net interest income for the first nine months of 2012 increased $3.3 million compared to the first nine months of 2011 (see Net Interest Income). The Company recorded a provision for loan losses of $4.6 million for the first nine months of 2012 compared to $2.4 million for the first nine months of 2011 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income decreased $1.7 million from the nine months ended September 30, 2011, to the nine months ended September 30, 2012.  Non-interest expenses for the nine months ended September 30, 2012 increased $3.7 million from the nine months ended September 30, 2011.
Three Months Ended September 30, 2012 vs. 2011
The Company reported consolidated net income of $10.6 million, or $0.71 per diluted common share, for the three months ended September 30, 2012, compared to $11.6 million, or $0.76 per diluted common share, for the three months ended September 30, 2011. Return on average assets (“ROA”) was 1.47% and return on average equity (“ROE”) was 13.0% for the three months ended September 30, 2012 compared to 1.71% and 14.6%, respectively, for the third quarter of 2011.
The Company’s net interest income for the third quarter of 2012 increased $1.3 million compared to the third quarter of 2011 (see Net Interest Income). The Company recorded a provision for loan losses of $1.0 million for the third quarter of 2012. There was no provision recorded in the third quarter of 2011 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.5 million from the third quarter ended September 30, 2011, to the third quarter ended September 30, 2012.  Non-interest expenses for the third quarter ended September 30, 2012 increased $2.1 million from the third quarter ended September 30, 2011.

Net Interest Income
Nine months Ended September 30, 2012 vs. 2011
The Company’s tax equivalent net interest income increased $3.2 million, or 4.6%, from $69.6 million during the first nine months of 2011 to $72.8 million during the first nine months of 2012.  This increase is due to the acquisition of Virginia Savings Bancorp, Inc., as well as to a decrease in interest expense that was primarily related to a decline in the average rate paid on interest bearing deposits which declined from 1.15% during the first nine months of 2011 to 0.72% during the first nine months of 2012.  This decline is primarily due to the average interest rate paid on time deposits decreasing 66 basis points to 1.37% for the nine months ended September 30, 2012.  Partially offsetting this increase was lower interest income due to approximately $38 million of higher yielding trust preferred securities being called during the third quarter of 2012. The Company’s reported net interest margin increased from 3.89% for the nine months ended September 30, 2011 to 3.95% for the nine months ended September 30, 2012.  Excluding the favorable impact of acquisition accounting fair value adjustments ($0.95 million), the net interest margin for the nine months ended September 30, 2012 would have been 3.90%.
Three Months Ended September 30, 2012 vs. 2011
The Company’s tax equivalent net interest income increased $1.3 million, or 5.4%, from $23.8 million for the third quarter of 2011 to $25.1 million for the third quarter of 2012.  This increase is primarily due to the acquisition of Virginia Savings Bancorp, Inc., and lower interest expense paid on time deposits, that were partially offset by lower interest income due to approximately $38 million of higher yielding trust preferred securities being called during the third quarter of 2012. The Company’s reported net interest margin increased from 3.93% for the quarter ended September 30, 2011 to 3.95% for the quarter ended September 30, 2012.  Excluding the favorable impact of acquisition accounting fair value adjustments ($0.95 million), the net interest margin for the three months ended September 30, 2012 would have been 3.80%.

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Nine months ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate(2)	$1,101,805	$36,731	4.45%	$1,033,830	$36,905	4.77%
Commercial, financial, and agriculture(3)	873,295	29,395	4.50	805,386	28,492	4.73
Installment loans to individuals(4)	45,756	2,303	6.72	45,713	2,570	7.52
Previously securitized loans(5)	-	2,414	-	452	2,449	724.40
Total loans	2,020,856	70,843	4.68	1,885,381	70,416	4.99
Securities:
Taxable	367,800	11,345	4.12	422,777	13,694	4.33
Tax-exempt(6)	39,176	1,694	5.78	47,077	1,999	5.68
Total securities	406,976	13,039	4.28	469,854	15,693	4.47
Deposits in depository institutions	7,200	-	-	7,815	-	-
Federal funds sold	29,712	38	0.17	31,348	39	0.17
Total interest-earning assets	2,464,744	83,920	4.55	2,394,398	86,148	4.81
Cash and due from banks	75,576			56,923
Bank premises and equipment	68,788			64,560
Other assets	221,661			204,909
Less: allowance for loan losses	(19,599)			(19,290)
Total assets	$2,811,170		$	$2,701,500		$

Liabilities
Interest-bearing demand deposits	$532,231	$531	0.13%	$490,691	711	0.19%
Savings deposits	473,626	576	0.16	415,740	790	0.25
Time deposits	905,561	9,256	1.37	941,808	14,328	2.03
Short-term borrowings	119,454	229	0.26	121,350	239	0.26
Long-term debt	16,495	499	4.04	16,495	474	3.84
Total interest-bearing liabilities	2,047,367	11,091	0.72	1,986,084	16,542	1.11
Noninterest-bearing demand deposits	408,435			377,460
Other liabilities	33,612			21,368
Stockholders’ equity	321,756			316,588
Total liabilities and stockholders’ equity	$2,811,170			$2,701,500
Net interest income		$72,829			$69,606
Net yield on earning assets			3.95%			3.89%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Interest income includes $0 and $632 from interest rate floors for the nine months ended September 30, 2012 and September 30, 2011, respectively.
(3)
Includes the Company’s commercial and industrial and commercial real estate loan categories.  Interest income includes $0 and $488 from interest rate floors for the nine months ended September 30, 2012 and September 30, 2011, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(6)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Nine months ended September 30,
	2012 vs. 2011
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$2,429	$(2,603)	$(174)
Commercial, financial, and agriculture	2,405	(1,502)	903
Installment loans to individuals	2	(269)	(267)
Previously securitized loans	(2,451)	2,416	(35)
Total loans	2,385	(1,958)	427
Securities:
Taxable	(1,782)	(567)	(2,349)
Tax-exempt(1)	(336)	31	(305)
Total securities	(2,118)	(536)	(2,654)
Federal funds sold	(2)	1	(1)
Total interest-earning assets	$265	$(2,493)	$(2,228)

Interest-bearing liabilities:
Interest-bearing demand deposits	$60	$(240)	$(180)
Savings deposits	110	(324)	(214)
Time deposits	(552)	(4,520)	(5,072)
Short-term borrowings	(4)	(6)	(10)
Long-term debt	-	25	25
Total interest-bearing liabilities	$(386)	$(5,065)	$(5,451)
Net Interest Income	$651	$2,572	$3,223

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

	Three months ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate	$1,140,910	$13,000	4.53%	$1,046,155	$12,054	4.57%
Commercial, financial, and agriculture	880,243	10,069	4.55	825,353	9,575	4.60
Installment loans to individuals(2)	49,111	782	6.33	45,461	906	7.91
Previously securitized loans(3)	-	781	-	277	791	1132.93
Total loans	2,070,264	24,632	4.73	1,917,246	23,326	4.83
Securities:
Taxable	372,877	3,438	3.67	399,468	4,639	4.61
Tax-exempt(4)	36,761	532	5.76	42,249	604	5.67
Total securities	409,638	3,970	3.86	441,717	5,243	4.71
Deposits in depository institutions	7,063	-	-	7,497	-	-
Federal funds sold	35,487	15	0.17	32,204	13	0.16
Total interest-earning assets	2,522,452	28,617	4.51	2,398,664	28,582	4.73
Cash and due from banks	80,335			61,387
Bank premises and equipment	72,640			64,900
Other assets	232,793			206,943
Less: allowance for loan losses	(19,889)			(20,496)
Total assets	$2,888,331		$	$2,711,398		$

Liabilities
Interest-bearing demand deposits	$539,189	$180	0.13%	$496,866	$224	0.18%
Savings deposits	497,208	204	0.16	427,391	260	0.24
Time deposits	931,369	2,928	1.25	913,040	4,066	1.77
Short-term borrowings	122,955	79	0.26	132,487	90	0.27
Long-term debt	16,495	166	4.00	16,495	159	3.82
Total interest-bearing liabilities	2,107,216	3,557	0.67	1,986,279	4,799	0.96
Noninterest-bearing demand deposits	418,584			383,736
Other liabilities	35,461			25,054
Stockholders’ equity	327,070			316,329
Total liabilities and stockholders’ equity	$2,888,331			$2,711,398
Net interest income		$25,060			$23,783
Net yield on earning assets			3.95%			3.93%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Includes the Company’s consumer and DDA overdrafts loan categories.
(3)	Effective January 1, 2012, the carrying value of the Company’s previously securitized loans was reduced to $0.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended September 30,
	2012 vs. 2011
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,089	$(143)	$946
Commercial, financial, and agriculture	635	(141)	494
Installment loans to individual	73	(197)	(124)
Previously securitized loans	(789)	779	(10)
Total loans	1,008	298	1,306
Securities:
Taxable	(308)	(893)	(1,201)
Tax-exempt(1)	(78)	6	(72)
Total securities	(386)	(887)	(1,273)
Federal funds sold	1	1	2
Total interest-earning assets	$623	$(588)	$35

Interest-bearing liabilities:
Interest-bearing demand deposits	$19	$(63)	$(44)
Savings deposits	42	(98)	(56)
Time deposits	81	(1,219)	(1,138)
Short-term borrowings	(6)	(5)	(11)
Long-term debt	-	7	7
Total interest-bearing liabilities	$136	$(1,378)	$(1,242)
Net Interest Income	$487	$790	$1,277

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:
Table Five
Loan Portfolio
(In thousands)

	September 30,	December 31,	September 30,
	2012	2011	2011

Residential real estate	$1,008,305	$929,788	$916,122
Home equity – junior liens	143,058	141,797	142,028
Commercial and industrial	105,027	130,899	119,377
Commercial real estate	787,887	732,146	708,558
Consumer	38,285	35,845	36,575
DDA overdrafts	2,670	2,628	2,924
Previously securitized loans	-	-	214
Total loans	$2,085,232	$1,973,103	$1,925,798

Loan balances increased $112.1 million from December 31, 2011 to September 30, 2012, with the acquisition of VSB contributing $71.9 million.  Residential real estate loans increased $78.5 million, or 8.4%, from $929.8 million at December 31, 2011 to $1,008.3 million at September 30, 2012, with the acquisition of VSB contributing $41.9 million.   Residential real estate loans primarily consist of: (i) single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At September 30, 2012, $12.8 million of the residential real estate loans were for properties under construction.
Exclusive of the acquisition of VSB (which contributed $3.1 million), junior lien home equity loans decreased $1.8 million during the first nine months of 2012.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.
Commercial real estate loans increased $55.7 million, or 7.6%, from $732.1 million at December 31, 2011 to $787.9 million at September 30, 2012, with the acquisition of VSB contributing $21.2 million.  At September 30, 2012, $17.1 million of the commercial real estate loans were for commercial properties under construction.  Offsetting the increase in commercial real estate loans was a decrease in commercial and industrial loans (“C&I”) of $25.9 million, to $105.0 million at September 30, 2012.  This decrease was primarily due to: (i) the Company elected to exit from its participation in a C&I loan that, when originated, was a local company, but over time had become a “Shared National Credit” and would have yielded less than 1.50% going forward and (ii) a large C&I customer sold their business and paid off their outstanding loan balance of $9 million, offset slightly by $2.5 million in C&I loans acquired in the VSB acquisition.
Exclusive of the acquisition of VSB (which contributed $3.2 million), consumer loans decreased $0.7 million during the first nine months of 2012.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.
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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $4.6 million in the first nine months of 2012 and $2.4 million in the first nine months of 2011.  During the third quarter of 2011, the Company received life insurance proceeds from a policy carried by one of its commercial customers.  As a result, the Company recorded a recover of $1.9 million and no provision for loan losses was required for the quarter.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $5.0 million and $0.7 million for the first nine months of 2012 and 2011, respectively.  Net charge-offs in the first nine months of 2012 consisted primarily of net charge-offs on commercial real estate loans of $2.8 million and home equity loans of $1.0 million.  Charge-offs for commercial real estate loans were primarily related to two specific borrowers and related impaired credits that had been appropriately considered in establishing the allowance for loan losses in the prior period.
The Company’s ratio of non-performing assets to total loans and other real estate owned increased slightly from 1.52% at December 31, 2011 to 1.53% at September 30, 2012.  The Company’s ratio of non-performing assets to total loans and other real estate owned is less than 30% of the 5.62% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended June 30, 2012.
The ALLL at September 30, 2012 was $19.0 million compared to $19.4 million at December 31, 2011.  Below is a summary of the changes in the components of the ALLL from December 31, 2011 to September 30, 2012.
The allowance allocated to the commercial real estate loan portfolio (see Table Eight) decreased $1.1 million, or 9.2%, from $11.7 million at December 31, 2011 to $10.6 million at September 30, 2012.  This decrease was primarily due to charge-offs relating to two specific borrowers that had previously been considered in establishing the allowance.

The allowance related to the commercial and industrial loan portfolio decreased from $0.6 million at December 31, 2011 to $0.5 million at September 30, 2012 (see Table Eight).
The allowance allocated to the residential real estate portfolio (see Table Eight) increased $0.2 million from $3.6 million at December 31, 2011 to $3.8 million at September 30, 2012.
The allowance allocated to the home equity loan portfolio (see Table Eight) increased $0.2 million from $2.8 million at December 31, 2011 to $3.0 million at September 30, 2012.
The allowance allocated to the consumer loan portfolio (see Table Eight) remained flat at $0.1 million at September 30, 2012.
The allowance allocated to overdraft deposit accounts (see Table Eight) increased modestly from $0.7 million at December 31, 2011 to $0.9 million at September 30, 2012.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2012, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses
(In thousands)

			Year ended
	Nine months ended September 30,		December 31,
	2012	2011	2011

Balance at beginning of period	$19,409	$18,224	$18,224

Charge-offs:
Commercial and industrial	126	275	522
Commercial real estate	2,860	341	1,989
Residential real estate	746	1,191	1,367
Home equity	989	614	1,089
Consumer	148	133	164
DDA overdrafts	1,128	1,318	1,712
Total charge-offs	5,997	3,872	6,843

Recoveries:
Commercial and industrial	13	8	23
Commercial real estate	99	1,982	1,981
Residential real estate	15	19	29
Home equity	12	6	7
Consumer	90	107	136
DDA overdrafts	745	1,002	1,252
Total recoveries	974	3,124	3,428
Net charge-offs	5,023	748	3,415
Provision for loan losses	4,600	2,372	4,600
Balance at end of period	$18,986	$19,848	$19,409

As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.33%	0.05%	0.18%
Provision for loan losses (annualized)	0.30%	0.17%	0.24%
As a Percent of Non-Performing Loans:
Allowance for loan losses	82.61%	87.27%	87.76%

Table Seven
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of September 30,		As of December 31,
	2012	2011	2011
Non-accrual loans	$22,586	$22,423	$21,952
Accruing loans past due 90 days or more	397	320	166
Total non-performing loans	22,983	22,743	22,118
Total other real estate owned	9,017	8,273	7,948
Total non-performing assets	$32,000	$31,016	$30,066

The average recorded investment in impaired loans during the nine months ended September 30, 2012 and 2011 was $21.6 million and $29.3 million, respectively.  The Company recognized approximately $0.7 million and $0.4 million of interest income received in cash on non-accrual and impaired loans for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.  Approximately $0.7 million and $0.6 million of interest income would have been recognized during the nine month periods ended September 30, 2012 and September 30, 2011, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2012 and December 31, 2011.  The Company recognized interest income of $0.7 million and $0.4 million using the accrual method of income recognition during the time period the loans were impaired for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

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
Information pertaining to impaired loans is included in the following table:

	As of September 30,		As of December 31,
(In thousands)	2012	2011	2011
Impaired loans with a valuation allowance	$9,779	$20,378	$19,200
Impaired loans with no valuation allowance	13,204	2,427	2,918
Total impaired loans	$22,983	$22,805	$22,118
Allowance for loan losses allocated to impaired loans	$1,204	$4,836	$3,488

Table Eight
Allocation of the Allowance for Loan Losses
(In thousands)

	As of September 30,		As of December 31,
	2012	2011	2011

Commercial and industrial	$521	$565	$590
Commercial real estate	10,590	12,071	11,666
Residential real estate	3,815	3,721	3,591
Home equity	3,046	2,570	2,773
Consumer	105	92	88
DDA overdrafts	909	829	701
Allowance for Loan Losses	$18,986	$19,848	$19,409

Previously Securitized Loans
As of September 30, 2012, the carrying value of the remaining previously securitized loans was zero, while the actual contractual balances of these loans were $8.4 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount was accreted to income over the period during which payments were probable of collection and were reasonably estimable. During the first nine months of 2012 and 2011, the Company recognized $2.4 million and $2.5 million, respectively, of interest income on its previously securitized loans.

Non-Interest Income and Non-Interest Expense

Nine months Ended September 30, 2012 vs. 2011
Non-Interest Income: During 2012, the Company sold certain equity positions related to community banks and bank holding companies and realized a $1.2 million gain.  The Company also recognized $0.3 million of gains associated with the calls of trust preferred securities during the year.  These gains were partially offset by $0.6 million of credit-related net investment impairment losses recorded by the Company.  These charges deemed to be other than temporary were related to pooled bank trust preferred securities with a remaining book value of $5.6 million at September 30, 2012.  The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other than temporary.  Based on management’s assessment of the securities the Company owns, the seniority positions of the securities within the pools, the level of defaults and deferred payments within the pools, management concluded that credit-related impairment charges of $0.6 million on the pooled bank trust preferred securities were appropriate for the nine months ended September 30, 2012.  Exclusive of this net investment gain, non-interest income increased $0.7 million to $40.0 million in the first nine months of 2012 as compared to $39.3 million in the first nine months of 2011.  This increase was primarily the result of trust and investment management fee income increasing $0.5 million, or 22.1%, to $2.7 million, insurance commissions increasing $0.3 million, or 6.0%, to $4.8 million and other income increasing $0.3 million or 22.9% for the nine months ended September 30, 2012.  These increases were partially offset by a $0.2 million decrease in bank owned life insurance for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
Non-Interest Expense: During 2012, the Company completed its acquisition of Virginia Savings Bancorp, Inc. and recognized $4.3 million of acquisition and integration expenses.  In comparison, during 2011, the Company recorded a $3.0 million litigation reserve accrual.  Excluding these expenses, non-interest expenses increased $2.3 million from $59.5 million in the first nine months of 2011 to $61.8 million in the first nine months of 2012.  This increase was primarily related to increases in salaries and employee benefits of $1.8 million and repossessed asset losses of $0.9 million that were partially offset by lower FDIC insurance expense of $1.1 million due to a change in the assessment base methodology.
Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2012 was 34.0% compared to 33.6% for the year ended December 31, 2011, and 33.7% for the nine months ended September 30, 2011.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2012.
Three Months Ended September 30, 2012 vs. 2011
Non-Interest Income: Exclusive of the net investment gain discussed above, non-interest income increased $0.3 million to $13.6 million in the third quarter of 2012 as compared to $13.3 million in the third quarter of 2011.  This increase was primarily the result of an increase in other income of $0.3 million or 76.6%, due to increased mortgage related income and a $0.2 million, or 30.5% trust and investment management fee income for the quarter ended September 30, 2012.  These increases were partially offset by a $0.2 million decrease in bank owned life insurance for the quarter ended September 30, 2012.
Non-Interest Expense: Non-interest expenses increased $2.1 million from $19.7 million in the third quarter of 2011 to $21.8 million in the third quarter of 2012.  Salaries and employee benefits increased $1.0 million primarily due to the acquisition of Virginia Savings Bancorp, Inc. ($0.4 million) and increased health insurance costs ($0.4 million).  Repossessed asset losses increased $0.3 million due to declines in estimated fair values of two foreclosed properties located at the Greenbrier Resort in West Virginia.  The Company continually reevaluates the estimated fair value of properties that it has repossessed by obtaining updated appraisals on at least an annual basis.  In addition, other expenses increased $0.3 million, bankcard expenses increased $0.2 million, and merger related expenses increased $0.2 million.
 Income Tax Expense:  The Company’s effective income tax rate for the third quarter of 2012 was 34.3% compared to 33.6% for the year ended December 31, 2011, and 33.5% for the third quarter of 2011.  The effective rate is based upon the Company’s expected tax rate for the year ending December 31, 2012.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

September 30, 2012:
+400	4.25%	+14.4%	+13.7%
+300	3.25	+9.5	+10.9
+200	2.25	+4.9	+6.7
+100	1.25	+0.3	+2.2

December 31, 2011:
+400	4.25%	+16.0%	+20.3%
+300	3.25	+10.4	+16.4
+200	2.25	+5.6	+11.2
+100	1.25	+0.8	+5.1

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

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank. Dividends paid by City National Bank to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National Bank in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2012, City National Bank could pay dividends up to $27.7 million plus net profits for the remainder of 2012, as defined by statute, up to the dividend declaration date without prior regulatory permission.
The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.7 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $20.8 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2012.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.5 million of additional cash over the next 12 months. As of September 30, 2012, the Parent Company reported a cash balance of $2.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National Bank will be adequate to satisfy its funding and cash needs over the next twelve months.
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
City National Bank manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National Bank from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2012, City National Bank’s assets are significantly funded by deposits and capital. Additionally, City National Bank maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2012, City National Bank has the capacity to borrow an additional $1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National Bank maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National Bank maintains a significant percentage (94.0%, or $389.7 million at September 30, 2012) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National Bank also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 71.3% as of September 30, 2012 and deposit balances fund 82.1% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $414.6 million at September 30, 2012, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $148.4 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 50.1% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $37.1 million of cash from operating activities during the first nine months of 2012, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $28.2 million of cash in investing activities during the first nine months of 2012 primarily for purchases of securities available-for-sale, net of proceeds from these securities and from maturities and calls of securities available-for-sale, partially offset by the acquisition of Virginia Savings Bancorp.  The Company used $42.4 million of cash in financing activities during the first nine months of 2012, principally as a result of decreasing its short-term borrowings by $57.1 million, cash dividends paid to the Company’s common stockholders of $15.5 million and the purchase of treasury stock of $7.9 million, partially offset by increasing its interest and noninterest bearing deposits by $37.6 million.
Capital Resources
During the first nine months of 2012, Shareholders’ Equity increased $17.3 million, or 5.6%, from $311.1 million at December 31, 2011 to $328.4 million at September 30, 2012.  This increase was primarily due to net income of $28.0 million, partially offset by dividends declared of $15.5 million and common stock purchases of $7.9 million.
During July 2011, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. Approximately 238,000 shares were repurchased during the first nine months of 2012 and there can be no assurance that the Company will continue to reacquire its common shares or to what extent the repurchase program will be successful.  As of September 30, 2012, the Company may repurchase an additional 454,000 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

			Actual
		Well-	September 30,	December 31,
	Minimum	Capitalized	2012	2011
City Holding:
Total	8.0%	10.0%	13.8%	14.1%
Tier I Risk-based	4.0	6.0	12.9	13.1
Tier I Leverage	4.0	5.0	9.7	10.2
City National Bank:
Total	8.0%	10.0%	12.9%	13.0%
Tier I Risk-based	4.0	6.0	12.0	12.0
Tier I Leverage	4.0	5.0	9.0	9.3

As of September 30, 2012, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of September 30, 2012, management believes that City Holding and City National Bank meet all capital adequacy requirements.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

City National Bank is currently in a civil action pending in the Circuit Court of Kanawha County, West Virginia, in a case styled Thomas Casto v. City National Bank, N.A (“Casto”).  This putative class action asserts that the plaintiffs, and others similarly situated, were wrongfully assessed overdraft fees in connection with City National Bank accounts.  The plaintiffs alleged that City National Bank’s policy of posting debit and check transactions from high to low order was in violation of the West Virginia Consumer Credit and Protection Act, constituted a breach of the implied covenant of good faith and fair dealing and created an unjust enrichment to City National Bank.  In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.616 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The Court has approved the settlement and the Company anticipates that the case will be closed by the end of 2012.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Mine Safety Disclosures.	None.

Item 5.	Other Information.	None.

Item 6.	Exhibits.
(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

•  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Date: November 9, 2012