Form 10-K
period 2012-12-31
CITY HOLDING CO
filed 2013-03-15
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2012
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Transition Period From ____________To_____________.

Commission File number 0-11733

CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston, West Virginia	25313
(Address of principal executive offices)	(Zip Code)

(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[X]	No	[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[X]	No	[ ]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market was approximately $477.4 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not  be deemed to be conclusive for any other purpose.)

As of March 10, 2013, there were 15,660,193 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2012 are incorporated by reference into Part 1, Item1 and Part II, Items 6, 7, 7A, and 8.  Portions of the Proxy Statement for the 2013 annual shareholders’ meeting to be held on April 24, 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

PART I		Pages

Item 1.	Business	1-11
Item 1A.	Risk Factors	12-16
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18-20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	22

Part IV

Item 15.	Exhibits, Financial Statement Schedules	23

	Signatures	23-24
	Exhibit Index	25-27

PART I

Item 1.	Business

City Holding Company (the “Company”) is a bank holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 73 banking offices in West Virginia (57 offices), Kentucky (8 offices), Virginia (5 offices), and Ohio (3 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, mobile banking, debit cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest bank holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On May 31, 2012, the Company acquired 100% of the outstanding common and preferred stock of Virginia Savings Bancorp, Inc. and its wholly owned subsidiary, Virginia Savings Bank (collectively, “VSB”).  As a result of this acquisition, the Company acquired five branches which expanded its footprint into Virginia.  At the time of closing, VSB had total assets of $132 million, loans of $82 million, deposits of $120 million and shareholders’ equity of $11 million.  On January 10, 2013, the Company acquired 100% of the outstanding common and preferred stock of Community Financial Corporation and its wholly owned subsidiary Community Bank (collectively, “Community”).  As a result of this acquisition, the Company acquired eight branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia.  At the time of closing, Community had total assets of $460 million, loans of $410 million, deposits of $380 million and shareholders’ equity of $53 million.

     No portion of City National’s deposits are derived from a single person or persons, the loss of which could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2012, approximately 55% of the Company’s loan portfolio was categorized as residential mortgage and home equity-junior lien loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

The Company’s business is not seasonal and has no foreign sources or applications of funds.  There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

The Company’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity-junior lien, consumer loans, DDA overdrafts and previously securitized loans.

The commercial and industrial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. Commercial and industrial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Also included within residential mortgage loans are home equity loans and lines-of-credit where the bank has the first lien on the borrower's residence.  As of December 31, 2012, the Company reported $108.7 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2012, the Company reported $822.0 million of loans classified as “Commercial Real Estate.”

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

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans primarily consist of (i) single family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15- to 30- years, and (ii) home equity loans secured by first liens.  In most cases, residential mortgage loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. The Company sells a majority of its fixed-rate originations in the secondary market.  The Company's mortgage products do not include sub-prime, interest only or option adjustable rate mortgage products.  As of December 31, 2012, the Company reported $1.03 billion of loans classified as “Residential Real Estate.”

The Company's home equity junior lien loans are underwritten differently than 1-4 family residential mortgages, with typically less documentation but lower loan-to-value ratios and include both home equity loans and lines-of-credit. This type of lending, which is secured by a junior lien on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended.  Home equity junior lien loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  As of December 31, 2012, the Company reported $143.1 million of loans classified as “Home Equity-Junior Lien.”

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2012, the Company reported $36.6 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2012, the Company reported $4.6 million of loans classified as “DDA Overdrafts.”

The Company’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the Board of Directors. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities in the Company's primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.

The Company categorizes commercial loans by industry according to the Standard Industry Classification System (SIC) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2012, the Company had one industry classification (lessors of commercial real estate) that exceeded 10% of total loans.

Market Area

As of December 2012, West Virginia’s unemployment rate was 7.5% as compared to the national average of 7.8% according to Workforce West Virginia.  West Virginia’s unemployment rate for December of 7.5% decreased from December 2011’s rate of 7.7%.  According to the U.S. Census Bureau 2012 estimates, West Virginia’s population was approximately 1.9 million and has increased 3.0% over the past 10 years.  The median home price in the Charleston, WV metropolitan area was $132,000 for 2012 and $130,000 for 2011, according to the National Association of Realtors.

Competition

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Virginia, Kentucky and Ohio. The majority of the Company’s banking offices are located in the areas of Charleston, Huntington, Beckley, Lewisburg and Martinsburg where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposits, credit, trust and investment management, and insurance customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company faces to retain and attract customers.

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

As a financial holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the Nasdaq Global Select Market ("NASDAQ") under the trading symbol “CHCO,” and is subject to the rules of the NASDAQ for listed companies.

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

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.  City National received a satisfactory rating on its most recent CRA examination in 2012.

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

•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their domiciled state;

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

•
Permanently increase the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

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

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and City National Bank could require the Company and City National Bank to seek other sources of capital in the future.

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

	December 31,
	2012	2011
City Holding:
Tier I Risk-based	13.0%	13.1%
Total	13.9	14.1
Tier I Leverage	9.8	10.2

City National:
Tier I Risk-based	11.5%	12.0%
Total	12.4	13.0
Tier I Leverage	8.7	9.3

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

At December 31, 2012, City National could pay dividends up to $22.0 million without prior regulatory permission.  During 2012, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, (3) fund repurchases of the Company’s common shares, and (4) fund the acquisition of Virginia Savings Bancorp, Inc. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2013.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Corporation paid $11.6 million in prepaid risk-based assessments and $4.5 million of that amount is included in other assets as prepaid deposit insurance in the accompanying consolidated balance sheet as of December 31, 2012. FDIC insurance expense totaled $1.6 million, $2.6 million and $3.7 million in 2012, 2011, and 2010.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act) adopted rules reinstating unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for December 31, 2010 through December 31, 2012. This coverage applied to all insured deposit institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.  The reinstated program expired on December 31, 2012.

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

In November 2012, U.S. regulators delayed the implementation of the proposed Basel III rules that were to become effective on January 1, 2013.  Further guidance from bank regulatory agencies is expected in early 2013.  Additionally, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company and its banking subsidiaries may be substantially different from the Basel III final framework as published in December 2010. The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s and City National’s financial results.

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

Executive Officers of the Registrant

At December 31, 2012, the executive officers of the Company were as follows:

Name	Age	Business Experience

Charles R. Hageboeck, Ph.D.	50
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 31, 2005.

Craig G. Stilwell	57
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	62	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 25, 2004.
David L. Bumgarner	47	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005.
Michael T. Quinlan, Jr.	44	Senior Vice President, Branch Banking, City Holding Company and City National Bank since August 2001

Employees

The Company had 843 full-time equivalent employees at December 31, 2012.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2012 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	6
	b.	Analysis of Net Interest Earnings	7
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	8

2.	Investment Portfolio
	a.	Book Value of Investments	14
	b.	Maturity Schedule of Investments	14
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	14

3.	Loan Portfolio
	a.	Types of Loans	15
	b.	Maturities and Sensitivity to Changes in Interest Rates	16
	c.	Risk Elements	16
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		18

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	6
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	20

6.	Return on Equity and Assets		5

7.	Short-term Borrowings		20

Item 1A.	Risk Factors

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the States of West Virginia, Kentucky, Virginia, and Ohio, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2012, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. While the business environments in West Virginia, Kentucky, Virginia, and Ohio, the United States and worldwide have shown improvement since the recession, there can be no assurance that these conditions will continue to improve. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Value of the Company’s Common Stock Fluctuates

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

An Economic Slowdown in West Virginia, Kentucky, Virginia and Ohio Could Hurt the Company's Business

Because the Company focuses its business in West Virginia, Kentucky, Virginia and Ohio, an economic slowdown in these states could hurt the Company's business. An economic slowdown could have the following consequences:
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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2012, the Company’s goodwill and other identifiable intangible assets were approximately $65 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2012. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from the Company's management that would otherwise be directed at developing its existing business. In addition, the Company could discover undisclosed liabilities resulting from any acquisitions for which it may become responsible. Further, the benefits that the Company anticipates from these acquisitions may not develop.

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

Significant Legal Actions Could Result in Substantial Liabilities

From time to time, the Company is subject to claims related to its operations.  These claims and legal actions, including supervisory actions by its regulators, could involve large monetary claims and cause the Company to incur significant defense claims.  As a result, the Company may be exposed to substantial liabilities, which could negatively affect on its shareholders’ equity and financial results.

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

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 73 branch offices, with fifty-seven offices in West Virginia, eight in Kentucky, five in Virginia, and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns fifty-seven locations and leases sixteen locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. The building is currently being leased to a third party.  City National also owns a sixteen thousand square foot office building in Front Royal, Virginia.  This facility formerly housed operations personnel of the acquired Virginia Savings Bancorp, Inc.,  but has been vacated since the date of acquisition.  The facility is currently held for sale.

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

In February 2012, City National Bank and the plaintiffs’ attorneys in the Casto case submitted an Amended Preliminary Motion to Approve Settlement to the Kanawha County Circuit Court.  This motion asked the Court to approve a settlement in which City National Bank will pay the eligible members of the class a total of $3.616 million and will forgive and release $3.5 million in account balances of accounts of former customers who are no longer customers of the bank, but left overdrawn accounts.  The amounts were increased from the initial Preliminary Motion for Approval due to a systems error in harvesting information regarding City National Bank’s customers.  The Court has approved the settlement and the Company anticipates the settlement administration will be completed and a final judgment order will be entered by the end of the first quarter of 2013 or shortly thereafter.  At December 31, 2011, the Company had accrued for this probable loss.  During the first quarter of 2012, the Company deposited the funds into a qualified settlement fund.

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

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol CHCO. This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At December 31, 2012, there were 2,835 shareholders of record.

	Cash
	Dividends	Market Value
	Per Share	Low	High
2012
Fourth Quarter	$0.35	$31.78	$36.45
Third Quarter	0.35	32.37	36.43
Second Quarter	0.35	30.96	35.62
First Quarter	0.35	32.59	37.16

2011
Fourth Quarter	$0.35	$26.06	$35.10
Third Quarter	0.34	26.82	33.96
Second Quarter	0.34	30.55	36.37
First Quarter	0.34	33.79	37.22

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

Stock Repurchase Plan

No shares of the Company’s common stock were repurchased during the fourth quarter of 2012.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2012, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by shareholders	289,544	$34.38	338,874
Plans not approved by shareholders	-	-	-
Total	289,544	$34.38	338,874

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2012, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group. The Peer Group consists of certain publicly-traded banking institutions over $1 billion but less than $9 billion in assets located in West Virginia and adjoining states. The trading symbols for such financial institutions include: SRCE, BMTC, CFNL, CBU, CTBI, FISI, FCF, FCBC, THFF, GABC, NBTB, ORRF, RBCAA, SYBT, SASR, SCBT, TMP, UVSP and WSBC.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2007	2008	2009	2010	2011	2012
City Holding Company	100.00	106.50	103.52	121.12	118.06	126.38
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
Peer Group	100.00	122.75	86.80	112.09	107.67	120.94

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.	Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2012, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2012, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 11-12 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2012, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 24 through 71 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2012, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2012, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2012, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

       Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2013 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

In December 2009, the Company adopted a new Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on its website at www.bankatcity.com under the “Corporate Governance” link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of the Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s internet website.

Item 11.	Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2013 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2013 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2013 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2013 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Date: March 15, 2013		City Holding Company
(Registrant)

	By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Philip L. McLaughlin	/s/ Jay C. Goldman
Philip L. McLaughlin	Jay C. Goldman
Chairman	Director

/s/ Hugh R. Clonch	/s/ David W. Hambrick
Hugh R. Clonch	David W. Hambrick
Director	Director

/s/ Oshel B. Craigo	/s/ Charles R. Hageboeck, Ph.D.
Oshel B. Craigo	Charles R. Hageboeck, Ph.D.
Director	Director, President, and Chief Executive Officer

/s/ John R. Elliot	/s/ Tracy W. Hylton, II
John R Elliot	Tracy W. Hylton, II
Director	Director

/s/ Charles W. Fairchilds	/s/ C. Dallas Kayser
Charles W. Fairchilds	C. Dallas Kayser
Director	Director

/s/ William H. File, III	/s/ James L. Rossi
William H. File, III	James L. Rossi
Director	Director

/s/ Robert D. Fisher	/s/ Sharon H. Rowe
Robert D. Fisher	Sharon H. Rowe
Director	Director

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference.
Exhibit	Description
2(a)
Agreement and Plan of Merger, dated November 14, 2011, by and among Virginia Savings Bancorp, Inc., Virginia Savings Bank, F.S.B.., City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated November 14, 2011, and filed with the Securities and Exchange Commission on November 14, 2011).

2(b)
Agreement and Plan of Merger, dated August 2, 2012, by and among Community Financial Corporation, Community Bank, City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from City Holding Company’s Form 8-K dated August 7, 2012, and filed with the Securities and Exchange Commission on August 7, 2012).

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.