Form 10-K/A
period 2012-12-31
CITY HOLDING CO
filed 2013-03-20
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the City Holding Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on March 15, 2013.  This Amendment is being filed solely to correct certain typographical errors in Exhibit 13.

The original filing inadvertently labeled the Company’s Consolidated Statements of Changes in Shareholders’ Equity and the Consolidated Statements of Cash Flows as unaudited.  This Amendment removes the inadvertent labeling.

This Amendment does not reflect events occurring after the filing date of the original Form 10-K and does not modify or update the disclosures in the original Form 10-K, other than the typographical corrections noted above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2013		City Holding Company
(Registrant)

	By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)