Form 10-Q
period 2013-03-31
CITY HOLDING CO
filed 2013-05-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2013
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

Common stock, $2.50 Par Value – 15,659,663 shares as of May 3, 2013.

FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress; and (14) the integration of the operations of City Holding and Community Financial may be more difficult than anticipated. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

PART I, ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)
	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and due from banks	$191,865	$58,718
Interest-bearing deposits in depository institutions	6,872	16,276
Federal funds sold	35,000	10,000
Cash and Cash Equivalents	233,737	84,994
Investment securities available for sale, at fair value	348,146	377,122
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2013 and December 31, 2012 - $8,921 and $13,861, respectively)	8,383	13,454
Other securities	11,502	11,463
Total Investment Securities	368,031	402,039
Gross loans	2,497,023	2,146,369
Allowance for loan losses	(19,721)	(18,809)
Net Loans	2,477,302	2,127,560
Bank owned life insurance	89,645	81,901
Premises and equipment, net	82,002	72,728
Accrued interest receivable	8,701	6,692
Net deferred tax asset	45,983	32,737
Goodwill and other intangible assets	77,129	65,057
Other assets	46,067	43,758
Total Assets	$3,428,597	$2,917,466
Liabilities
Deposits:
Noninterest-bearing	$525,870	$429,969
Interest-bearing:
Demand deposits	629,244	553,132
Savings deposits	603,191	506,869
Time deposits	1,125,946	919,346
Total Deposits	2,884,251	2,409,316
Short-term borrowings:
Customer repurchase agreements	116,427	114,646
Long-term debt	16,495	16,495
Other liabilities	45,576	43,735
Total Liabilities	3,062,749	2,584,192
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	-	-
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2013 and December 31, 2012, less 2,839,589 and 3,665,999 shares in treasury, respectively	46,249	46,249
Capital surplus	107,977	103,524
Retained earnings	311,193	309,270
Cost of common stock in treasury	(98,240)	(124,347)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	3,664	3,573
Underfunded pension liability	(4,995)	(4,995)
Total Accumulated Other Comprehensive Loss	(1,331)	(1,422)
Total Shareholders’ Equity	365,848	333,274
Total Liabilities and Shareholders’ Equity	$3,428,597	$2,917,466

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)
	Three months Ended March 31
	2013	2012
Interest Income
Interest and fees on loans	$29,939	$23,068
Interest on investment securities:
Taxable	2,750	3,964
Tax-exempt	324	387
Interest on federal funds sold	13	11
Total Interest Income	33,026	27,430
Interest Expense
Interest on deposits	3,227	3,668
Interest on short-term borrowings	71	73
Interest on long-term debt	157	167
Total Interest Expense	3,455	3,908
Net Interest Income	29,571	23,522
Provision for loan losses	1,738	1,950
Net Interest Income After Provision for Loan Losses	27,833	21,572
Non-interest Income
Total investment securities impairment losses	-	-
Noncredit impairment losses recognized in other comprehensive income	-	-
Net investment securities impairment losses	-	-
Gains on sale of investment securities	84	(31)
Net investment securities gains (losses)	84	(31)
Service charges	6,535	6,048
Bankcard revenue	3,199	3,042
Insurance commissions	1,840	1,996
Trust and investment management fee income	990	807
Bank owned life insurance	812	723
Other income	866	533
Total Non-interest Income	14,326	13,118
Non-interest Expense
Salaries and employee benefits	12,949	10,245
Occupancy and equipment	2,472	1,935
Depreciation	1,399	1,086
FDIC insurance expense	511	385
Advertising	735	644
Bankcard expenses	727	620
Postage, delivery, and statement mailings	605	548
Office supplies	441	455
Legal and professional fees	435	447
Telecommunications	445	389
Repossessed asset (gains) losses, net of expenses	(155)	121
Merger related costs	5,540	-
Other expenses	3,299	2,640
Total Non-interest Expense	29,403	19,515
Income Before Income Taxes	12,756	15,175
Income tax expense	4,769	5,144
Net Income Available to Common Shareholders	$7,987	$10,031
Total comprehensive income	$8,078	$12,201
Average common shares outstanding	15,473	14,679
Effect of dilutive securities:
Employee stock options and warrants outstanding	154	80
Shares for diluted earnings per share	15,627	14,759
Basic earnings per common share	$0.51	$0.68
Diluted earnings per common share	$0.51	$0.67
Dividends declared per common share	$0.37	$0.35

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended March 31
	2013	2012

Net income	$7,987	$10,031

Unrealized gains on available-for-sale securities arising during the period	228	3,450
Reclassification adjustments for (gains) losses	(84)	31
Other comprehensive income before income taxes	144	3,481
Tax effect	(53)	(1,311)
Other comprehensive income, net of tax	91	2,170

Comprehensive income, net of tax	8,078	12,201

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2013 and 2012
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2011	$46,249	$103,335	$291,050	$(125,593)	$(3,907)	$311,134
Net income			10,031			10,031
Other comprehensive income					2,170	2,170
Cash dividends declared ($0.35 per share)			(5,147)			(5,147)
Stock-based compensation expense, net		(263)		705		442
Exercise of 16,899 stock options		(113)		601		488
Purchase of 88,000 treasury shares				(3,072)		(3,072)
Balances at March 31, 2012	$46,249	$102,959	$295,934	$(127,359)	$(1,737)	$316,046

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2012	$46,249	$103,524	$309,270	$(124,347)	$(1,422)	$333,274
Net income			7,987			7,987
Other comprehensive income					91	91
Acquisition of Community Financial Corporation		4,434		24,272		28,706
Cash dividends declared ($0.37 per share)			(6,064)			(6,064)
Stock-based compensation expense, net		(91)		548		457
Exercise of 42,250 stock options		110		1,287		1,397
Balances at March 31, 2013	$46,249	$107,977	$311,193	$(98,240)	$(1,331)	$365,848

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended March 31
	2013	2012

Net income	$7,987	$10,031
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(1,130)	682
Provision for loan losses	1,738	1,950
Depreciation of premises and equipment	1,399	1,086
Deferred income tax (benefit) expense	(1,151)	211
Net periodic employee benefit cost	329	14
Realized investment securities (gains) losses	(84)	31
Stock-compensation expense	457	442
Increase in value of bank-owned life insurance	(812)	(692)
Loans originated for sale	(11,554)	(7,664)
Proceeds from the sale of loans originated for sale	14,630	7,989
Change in accrued interest receivable	(615)	364
Change in other assets	4,119	1,056
Change in other liabilities	(620)	(3,731)
Net Cash Provided by Operating Activities	14,693	11,769

Proceeds from sales of securities available-for-sale	488	5,336
Proceeds from maturities and calls of securities available-for-sale	46,205	24,822
Proceeds from maturities and calls of securities held-to-maturity	5,083	-
Purchases of securities available-for-sale	(488)	(32,492)
Net decrease (increase) in loans	16,391	(2,033)
Purchases of premises and equipment	(1,700)	(1,971)
Acquisition of Community Bank, net of cash acquired	(21,849)	-
Net Cash Provided by (Used in) Investing Activities	44,130	(6,338)

Net increase in noninterest-bearing deposits	53,065	34,267
Net increase in interest-bearing deposits	39,138	44,643
Net increase (decrease) in short-term borrowings	1,781	(75,226)
Purchases of treasury stock	-	(3,072)
Proceeds from exercise of stock options	1,397	488
Dividends paid	(5,461)	(5,171)
Net Cash Provided by (Used in) Financing Activities	89,920	(4,071)
Increase in Cash and Cash Equivalents	148,743	1,360
Cash and cash equivalents at beginning of period	84,994	146,399
Cash and Cash Equivalents at End of Period	$233,737	$147,759

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note A – Basis of Presentation
The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2013. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.
The consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements included in the Company’s 2012 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2012 Annual Report of the Company.
Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B – Recent Accounting Pronouncements

  In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities".  This ASU requires an entity to disclose both the gross and net information about financial instruments, such as derivatives, that are eligible for offset in the balance sheet.  ASU No. 2013-01 became effective for the Company on January 1, 2013.  See Note I - Derivative Instruments for applicable disclosures.

     In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU No. 2013-02 became effective for the Company beginning on January 1, 2013.  The adoption of ASU No. 2013-02 did not have a material impact on the Company’s financial statements.
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

On January 10, 2013, the Company acquired 100% of the outstanding common and preferred stock of Community Financial Corporation and its wholly owned subsidiary Community Bank (collectively, “Community”).  As a result of this acquisition, the Company acquired eight branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia.  At the time of closing, Community had total assets of $460 million, loans of $410 million, deposits of $380 million and shareholders’ equity of $53 million.  Community shareholders received 0.1753 shares of the Company’s common stock for each share of Community Financial Corporation stock, resulting in the issuance of approximately 767,000 shares of the Company’s common stock valued at $28 million.  The common stock was valued based on the closing price of $36.23 for the Company’s commons shares on January 9, 2013.  In conjunction with this acquisition, the Company repurchased $12.7 million of Community preferred stock previously issued to the U.S. Department of Treasury (“Treasury Department”).  A related warrant issued by Community to the Treasury Department has been converted into a warrant to purchase 61,565 shares of the Company’s common stock, with an exercise price of $30.80 per share.  Based on the preliminary purchase price allocation, the Company recorded an estimate of goodwill of $9.5 million and a core deposit intangible of $2.7 million as a result of this acquisition.  The Company has recorded estimates of the fair values of the acquired assets and liabilities.  These fair value estimates are provisional amounts based on third party valuations that are currently under review.

The preliminary purchase price of both acquisitions has been allocated as follows (in thousands):
		(preliminary)
	VSB	Community	Total

Date of acquisition:	May 31, 2012	January 10, 2013

Consideration:
Cash	$4,672	$12,738	$17,410
Common stock	7,723	27,783	35,506
Warrant issued	-	924	924
	$12,395	$41,445	$53,840

Identifiable assets:
Cash and cash equivalents	$24,943	$8,888	$33,831
Investment securities	14,082	17,698	31,780
Loans	73,463	369,071	442,534
Bank owned life insurance	-	6,935	6,935
Premises and equipment	5,158	8,950	14,108
Deferred tax asset, net	4,173	14,945	19,118
Other assets	4,626	8,143	12,769
Total identifiable assets	126,445	434,630	561,075

Identifiable liabilities:
Deposits	122,723	383,070	505,793
Other liabilities	841	22,304	23,145
Total identifiable liabilities	123,564	405,374	528,938

Net identifiable assets	2,881	29,256	32,137
Goodwill	8,241	9,478	17,719
Core deposit intangible	1,273	2,711	3,984
	$12,395	$41,445	$53,840

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

The following table presents the purchased credit-impaired loans acquired in conjunction with the both acquisitions (in thousands):

	VSB	Community	Total

Contractually required principal and interest	$11,567	$77,770	$89,337
Contractual cash flows not expected to be collected (non-accretable difference)	(3,973)	(25,499)	(29,472)
Expected cash flows	7,594	52,271	59,865
Interest component of expected cash flows (accretable difference)	(954)	(6,721)	(7,675)
Estimated fair value of purchased credit impaired loans acquired	$6,640	$45,550	$52,190

  The fair values of non-time deposits approximated their carrying value at the acquisition date.  For time deposits, the fair values were estimated based on discounted cash flows, using interest rates that are currently being offered compared to the contractual interest rates.   Based on these analyses, management recorded a premium of $2.3 million and $1.1 million, for the VSB and Community acquisitions, respectively, each of which is being amortized over five years.

 Core Deposit Intangible
The Company believes that the customer relationships with the deposits acquired have an intangible value.  In connection with these acquisitions, the Company recorded core deposit intangible assets of $1.3 million and $2.7 million, for VSB and Community, respectively.  Each of the core deposit intangible assets represent the value of the relationship that the acquiree had with their deposit customers.  The fair value was estimated based on a discounted cash flow methodology that considered type of deposit, deposit retention and the cost of the deposit base.   These core deposit intangible assets are being amortized over ten years, with an annual charge of less than $0.7 million per year.  The following table presents a rollforward of the Company’s intangible assets from the beginning of the year (in thousands):

Intangible Assets
Balance, January 1, 2013	$2,069
Core deposit intangible acquired in conjunction with the acquisition of Community	2,711
Amortization expense	(260)
Balance, March 31, 2013	$4,520

Goodwill

Under U.S. GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and liabilities.  The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable.  Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments during the measurement period will result in adjustments to the goodwill recorded.  The measurement period is limited to one year from the acquisition date.  The goodwill recorded in conjunction with the VSB and Community acquisitions is not expected to be deductible for tax purposes.  The following table presents a roll-forward of goodwill from the beginning of the year (in thousands):

Goodwill
Balance, January 1, 2013	$62,988
Adjustment to goodwill acquired in conjunction with the acquisition of VSB	143
Goodwill acquired in conjunction with the acquisition of Community	9,478
Balance, March 31, 2013	$72,609

During the three months ended March 31, 2013, the Company incurred $5.5 million of merger-related costs in connection with the Community Financial acquisition.  These costs were primarily for severance and professional fees for services rendered in conjunction with the acquisition.

Note D –Investments

The amortized cost and estimated fair values of securities follow.
	March 31, 2013				December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$3,295	$88	$-	$3,383	$3,792	$96	$-	$3,888
Obligations of states and
political subdivisions	44,311	1,508	18	45,801	47,293	1,651	15	48,929
Mortgage-backed securities:
U.S. government agencies	254,154	6,092	209	260,037	279,336	7,231	85	286,482
Private label	2,946	27	5	2,968	3,235	37	-	3,272
Trust preferred securities	15,375	101	2,616	12,860	15,402	55	2,812	12,645
Corporate securities	16,146	347	-	16,493	16,152	207	412	15,947
Total Debt Securities	336,227	8,163	2,848	341,542	365,210	9,277	3,324	371,163
Marketable equity securities	3,381	1,460	-	4,841	3,381	804	-	4,185
Investment funds	1,724	39	-	1,763	1,724	50	-	1,774
Total Securities
Available-for-Sale	$341,332	$9,662	$2,848	$348,146	$370,315	$10,131	$3,324	$377,122

	March 31, 2013				December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Trust preferred securities	$8,383	$545	$7	$8,921	$13,454	$465	$58	$13,861
Total Securities
Held-to-Maturity	$8,383	$545	$7	$8,921	$13,454	$465	$58	$13,861

Other investment securities:
Non-marketable equity securities	$11,502	$-	$-	$11,502	$11,463	$-	$-	$11,463
Total Other Investment
Securities	$11,502	$-	$-	$11,502	$11,463	$-	$-	$11,463

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.
Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities).  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$1,131	$18	$-	$-	$1,131	$18
Mortgage-backed securities:
U.S. Government agencies	25,709	209		-	25,709	209
Private label	1,938	5	-	-	1,938	5
Trust preferred securities	3,198	253	6,211	2,363	9,409	2,616
Total	$31,976	$485	$6,211	$2,363	$38,187	$2,848

Securities held-to-maturity:
Trust preferred securities	$3,083	$7	$-	$-	$3,083	$7

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Securities available-for-sale:
Obligations of states and political subdivisions	$1,163	$15	$-	$-	$1,163	$15
Mortgage-backed securities:
U.S. Government agencies	16,225	85	-	-	16,225	85
Trust preferred securities	348	51	5,836	2,761	6,184	2,812
Corporate securities	1,950	49	4,344	363	6,294	412
Total	$19,686	$200	$10,180	$3,124	$29,866	$3,324

Securities held-to-maturity:
Trust preferred securities	$-	$-	$3,380	$58	$3,380	$58

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in: First National Corporation and First United Corporation.
During the first quarter of 2013, the Company did not record any credit-related net investment impairment losses.  During 2012, the Company recorded $0.6 million in credit-related net investment impairment losses.  The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities with a remaining carrying value of $3.5 million at December 31, 2012.  The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2013, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of March 31, 2013, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period that the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.
At March 31, 2013, the book value of the Company’s five pooled trust preferred securities totaled $6.7 million with an estimated fair value of $3.5 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.
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
The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring or in default will cure such positions.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the three months ended March 31, 2013 and for the year ended December 31, 2012.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

(In thousands)	Debt Securities	Equity Securities	Total

Balance at January 1, 2012	$20,610	$6,048	$26,658
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	576	-	576
Deductions:
Sold	-	(1,235)	(1,235)
Balance December 31, 2012	21,186	4,813	25,999
Additions:
Initial credit impairment	-	-	-
Additional credit impairment	-	-	-
Deductions:
Sold	-	-	-
Balance March 31, 2013	$21,186	$4,813	$25,999

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of March 31, 2013:
(Dollars in thousands)

Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Available for Sale:
P1		Pooled	Mezz	$1,087	$425	$225	(200)	Ca	9	19.5%	14.2%	(2)	25.9%
P2		Pooled	Mezz	3,944	1,197	1,041	(156)	Ca	10	25.9%	6.4%	(2)	11.5%
P3	(5)	Pooled	Mezz	2,962	1,419	299	(1,120)	Caa3	22	24.5%	8.2%	(2)	12.2%
P4	(6)	Pooled	Mezz	4,060	400	168	(232)	Ca	9	19.2%	8.2%	(3)	20.2%
P5		Pooled	Mezz	6,046	826	477	(349)	Ca	10	26.0%	21.0%	(2)	15.6%

		Held-to-Maturity:
P6		Pooled	Mezz	2,102	211	451	240	Ca	9	19.5%	14.2%	(2)	25.9%
P7		Pooled	Mezz	5,237	1,082	1,388	306	Ca	10	25.9%	6.4%	(2)	11.5%

		Single issuer trust preferred securities
		Available for sale:
S1		Single		261	235	232	(3)	NR	1	-	-
S2		Single		1,000	1,000	1,034	34	Ba3	1	-	-

		Held-to-Maturity:
S3		Single		4,000	4,000	4,000	-	NR	1	-	-
S4		Single		3,360	3,091	3,083	(8)	NR	1	-	-

(1)
The differences noted consist of unrealized losses recorded at March 31, 2013 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default.  The model for this security assumes that one of the banks that are currently deferring will cure.  If additional underlying issuers cure, this bond could recover at a higher percentage.

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

(5)
No other-than-temporary impairment losses were recognized during the three months ended March 31, 2013.  Other-than-temporary impairment losses of $11,000 were recognized during the year ended December 31, 2012.

(6)
No other-than-temporary impairment losses were recognized during the three months ended March 31, 2013.  Other-than-temporary impairment losses of $565,000 were recognized during the year ended December 31, 2012.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.
(In thousands)	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	6,390	6,433
Due after one year through five years	27,166	27,635
Due after five years through ten years	49,244	51,234
Due after ten years	253,427	256,240
	$336,227	$341,542

Securities Held-to-Maturity
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	8,383	8,921
	$8,383	$8,921

The Company recognized $0.1 million in gross gains from investment security transactions during the three months ended March 31, 2013.  The Company recognized less than $0.1 million in gross losses from investment security transactions during the three months ended March 31, 2012.  The specific identification method is used to determine the cost basis of securities sold. The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $224 million and $228 million at March 31, 2013 and December 31, 2012, respectively.

Note E –Loans
The following summarizes the Company’s major classifications for loans:

( In thousands)	March 31, 2013	December 31, 2012

Residential real estate	$1,149,411	$1,031,435
Home equity – junior liens	138,333	143,110
Commercial and industrial	149,677	108,739
Commercial real estate	1,001,453	821,970
Consumer	55,274	36,564
DDA overdrafts	2,875	4,551
Gross loans	2,497,023	2,146,369
Allowance for loan losses	(19,721)	(18,809)
Net loans	$2,477,302	$2,127,560

Construction loans of $16.9 million and $15.4 million are included within residential real estate loans at March 31, 2013 and December 31, 2012, respectively.  Construction loans of $26.2 million and $15.4 million are included within commercial real estate loans at March 31, 2013 and December 31, 2012, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The information in the following tables related to the Community Financial Corporation (“Community”) acquisition are estimated amounts, based on management’s assumptions.  Once the purchase price allocation is finalized, actual results could be significantly different from those assumed below.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. (“VSB”) and the Community acquisitions.

	VSB	Community	Total
As of March 31, 2013:
Outstanding loan balance	$61,012	$347,330	$408,342

Credit-impaired loans:
Carrying value	5,886	42,200	48,086
Contractual principal and interest	8,789	74,365	83,154

As of December 31, 2012:
Outstanding loan balance	$65,219	$-	$65,219

Credit-impaired loans:
Carrying value	7,018	-	7,018
Contractual principal and interest	10,759	-	10,759

Changes in the accretable yield and carrying amount for purchased credit-impaired loans for the three months ended March 31, 2013 is as follows:

	VSB		Community		Total
		Carrying Amount		Carrying Amount		Carrying Amount
	Accretable Yield	of Loans	Accretable Yield	of Loans	Accretable Yield	of Loans
Balance at the beginning of the period	$1,823	$7,018	$-	$-	$1,823	$7,018
Additions	-	16	6,721	45,550	6,721	45,566
Accretion	(358)	358	(55)	55	(413)	413
Net reclassifications to accretable
from non-accretable	-	-	-	-	-	-
Payments received, net	-	(1,506)	-	(3,405)	-	(4,911)
Disposals	(64)	-	-	-	(64)	-
Balance at the end of period	$1,401	$5,886	$6,666	$42,200	$8,067	$48,086

A reconciliation of the contractual required principal and interest balance to the basis of purchased credit-impaired loans as of March 31, 2013 is as follows:

	VSB	Community	Total
Contractual required principal and interest	$8,789	$74,365	$83,154
Nonaccretable difference	(1,502)	(25,499)	(27,001)
Expected cash flows	7,287	48,866	56,153
Accretable yield	(1,401)	(6,666)	(8,067)
Basis in acquired loans	$5,886	$42,200	$48,086

Increases in expected cash flow subsequent to the acquisition are recognized prospectively through adjustment of yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the allowance for purchased credit-impaired loans.

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

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2013 and 2012.  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2013 and December 31, 2012.

(In thousands)	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
Three months ended March 31, 2013:
Allowance for loan loss
Beginning balance	$498	$10,440	$5,229	$1,699	$81	$862	$18,809
Charge-offs	62	203	591	116	3	339	1,314
Recoveries	1	18	48	-	147	274	488
Provision	67	554	1,189	52	(149)	25	1,738
Ending balance	$504	$10,809	$5,875	$1,635	$76	$822	$19,721

Three months ended March 31, 2012:
Allowance for loan loss
Beginning balance	$590	$11,666	$3,591	$2,773	$88	$701	$19,409
Charge-offs	69	1,989	198	509	59	335	3,159
Recoveries	3	96	4	1	29	295	428
Provision	25	682	353	701	51	138	1,950
Ending balance	$549	$10,455	$3,750	$2,966	$109	$799	$18,628

As of March 31, 2013:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$750	$-	$-	$-	$-	$750
Collectively	504	10,059	5,875	1,635	76	822	18,971
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-
Total	$504	$10,809	$5,875	$1,635	$76	$822	$19,721

Loans
Evaluated for impairment:
Individually	$-	$12,719	$466	$298	$-	$-	$13,483
Collectively	142,647	952,515	1,146,718	135,425	55,274	2,875	2,435,454
Acquired with deteriorated
credit quality	7,030	36,219	2,227	2,610	-	-	48,086
Total	$149,677	$1,001,453	$1,149,411	$138,333	$55,274	$2,875	$2,497,023

As of December 31, 2012:
Allowance for loan loss
Evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-
Collectively	498	10,440	5,229	1,699	81	862	18,809
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-
Total	$498	$10,440	$5,229	$1,699	$81	$862	$18,809

Loans
Evaluated for impairment:
Individually	$-	$9,912	$469	$298	$-	$-	$10,679
Collectively	107,044	807,060	1,030,840	142,724	36,453	4,551	2,128,672
Acquired with deteriorated
credit quality	1,695	4,998	126	88	111	-	7,018
Total	$108,739	$821,970	$1,031,435	$143,110	$36,564	$4,551	$2,146,369

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk grading.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings for commercial loans are:  Pass, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields, ratios and leverage, cash flow spread and coverage, prior history, capability of management, market position/industry, potential impact of changing economic, legal, regulatory or environmental conditions, purpose structure, collateral support, and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity, overall collateral position along with other economic trends, and historical payment performance.  The risk grades for each credit are updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review/credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated pass.  Loans rated special mention, substandard or doubtful are reviewed at least quarterly.  The Company uses the following definitions for its risk ratings:

Risk Rating	Description
Pass ratings:
(a) Exceptional
Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy.  Loans rated within this category pose minimal risk of loss to the bank and the risk grade within this pool of loans is generally updated on an annual basis.

(b) Good
Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles.  Loans within this category are generally reviewed on an annual basis.  Loans in this category generally have a low chance of loss to the bank.

(c) Acceptable
Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles.  Loans within this category generally have a low risk of loss to the bank.

(d) Pass/watch
Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk.  A borrower in this category poses a low to moderate risk of loss to the bank.

Special mention rating
Loans classified as special mention have a potential weakness(es) that deserves management’s close attention.  The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date.  A loan rated in this category poses a moderate loss risk to the bank.

Substandard rating
Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt.  Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.

Doubtful rating
Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable.  Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

The following table presents the Company’s commercial loans by credit quality indicators, by class:

	Commercial and Industrial	Commercial Real Estate	Total Commercial Loans
March 31, 2013:
Pass	$136,926	$911,280	$1,048,206
Special mention	4,866	34,554	39,420
Substandard	7,330	53,295	60,625
Doubtful	555	2,324	2,879
Total	$149,677	$1,001,453	$1,151,130

December 31, 2012:
Pass	$105,690	$771,617	$877,307
Special mention	878	15,015	15,893
Substandard	2,171	35,338	37,509
Doubtful	-	-	-
Total	$108,739	$821,970	$930,709

The following table presents the Company’s non-commercial loans by payment performance, by class:

	Performing	Non-Performing	Total
March 31, 2013:
Residential real estate	$1,146,028	$3,383	$1,149,411
Home equity - junior lien	138,275	58	138,333
Consumer	55,273	1	55,274
DDA overdrafts	2,875	-	2,875
Total	$1,342,451	$3,442	$1,345,893

December 31, 2012:
Residential real estate	$1,029,142	$2,293	$1,031,435
Home equity - junior lien	141,961	1,149	143,110
Consumer	36,564	-	36,564
DDA overdrafts	4,548	3	4,551
Total	$1,212,215	$3,445	$1,215,660

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

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of March 31, 2013 and December 31, 2012:

	Originated Loans
	March 31, 2013
	Accruing
	Current	30 - 59 days	60 - 89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,051,487	$5,132	$434	$323	$3,060	$1,060,436
Home equity – junior liens	103,007	718	108	32	26	103,891
Commercial and industrial	104,758	79	224	17	121	105,199
Commercial real estate	767,733	736	767	-	14,313	783,549
Consumer	32,665	76	6	1	-	32,748
DDA overdrafts	2,538	333	3	1	-	2,875
	$2,062,188	$7,074	$1,542	$374	$17,520	$2,088,698

	Acquired Loans
	March 31, 2013
	Accruing
	Current	30 - 59 days	60 - 89 days	Over 90 days	Non-accrual	Total
Residential real estate	$86,216	$1,641	$42	$1,076	$-	$88,975
Home equity – junior liens	34,442	-	-	-	-	34,442
Commercial and industrial	33,233	1,961	668	8,616	-	44,478
Commercial real estate	210,657	812	-	6,435	-	217,904
Consumer	21,662	719	73	72	-	22,526
DDA overdrafts	-	-	-	-	-	-
	$386,210	$5,133	$783	$16,199	$-	$408,325

	Total Loans
	March 31, 2013
	Accruing
	Current	30 - 59 days	60 - 89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,137,703	$6,773	$476	$1,399	$3,060	$1,149,411
Home equity – junior liens	137,449	718	108	32	26	138,333
Commercial and industrial	137,991	2,040	892	8,633	121	149,677
Commercial real estate	978,390	1,548	767	6,435	14,313	1,001,453
Consumer	54,327	795	79	73	-	55,274
DDA overdrafts	2,538	333	3	1	-	2,875
	$2,448,398	$12,207	$2,325	$16,573	$17,520	$2,497,023

	Originated Loans
	December 31, 2012
	Accruing
	Current	30 - 59 days	60 - 89 days	Over 90 days	Non-accrual	Total
Residential real estate	1,008,190	4,910	599	239	2,054	1,015,992
Home equity – junior liens	132,847	2,379	477	37	1,112	136,852
Commercial and industrial	105,989	260	236	-	98	106,583
Commercial real estate	766,404	433	199	1	15,930	782,967
Consumer	34,084	113	8	-	-	34,205
DDA overdrafts	4,270	270	8	3	-	4,551
	2,051,784	8,365	1,527	280	19,194	2,081,150

	Acquired Loans
	December 31, 2012
	Accruing
	Current	30 - 59 days	60 - 89 days	Over 90 days	Non-accrual	Total
Residential real estate	15,443	-	-	-	-	15,443
Home equity – junior liens	6,258	-	-	-	-	6,258
Commercial and industrial	1,152	-	-	1,004	-	2,156
Commercial real estate	37,210	9	47	1,737	-	39,003
Consumer	2,359	-	-	-	-	2,359
DDA overdrafts	-	-	-	-	-	-
	62,422	9	47	2,741	-	65,219

	Total Loans
	December 31, 2012
	Accruing
	Current	30 - 59 days	60 - 89 days	Over 90 days	Non-accrual	Total
Residential real estate	1,023,633	4,910	599	239	2,054	1,031,435
Home equity – junior liens	139,105	2,379	477	37	1,112	143,110
Commercial and industrial	107,141	260	236	1,004	98	108,739
Commercial real estate	803,614	442	246	1,738	15,930	821,970
Consumer	36,443	113	8	-	-	36,564
DDA overdrafts	4,270	270	8	3	-	4,551
	2,114,206	8,374	1,574	3,021	19,194	2,146,369

The following presents the Company’s impaired loans, by class:

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-	$-
Commercial real estate	9,594	13,274	-	9,912	14,781	-
Residential real estate	466	466	-	469	469	-
Home equity - junior liens	298	298	-	298	298	-
Consumer	-	-	-	-	-	-
DDA overdrafts	-	-	-	-	-	-
Total	$10,358	$14,038	$-	$10,679	$15,548	$-

With an allowance recorded
Commercial and industrial	$-	$-	$-	$-	$-	$-
Commercial real estate	3,126	3,126	750	-	-	-
Residential real estate	-	-	-	-	-	-
Home equity - junior liens	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
DDA overdrafts	-	-	-	-	-	-
Total	$3,126	$3,126	$750	$-	$-	$-

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class:

	For the three months ended		For the three months ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-
Commercial real estate	10,340	-	5,216	50
Residential real estate	-	-	-	-
Home equity - junior liens	-	-	-	-
Consumer	-	-	-	-
DDA overdrafts	-	-	-	-
Total	$10,340	$-	$5,216	$50

With an allowance recorded
Commercial and industrial	$-	$-	$118	$2
Commercial real estate	3,137	-	13,447	147
Residential real estate	-	-	1,052	11
Home equity - junior liens	-	-	1,521	6
Consumer	-	-	-	-
DDA overdrafts	-	-	-	-
Total	$3,137	$-	$16,138	$166

On non-accrual and impaired loans, approximately $0.1 million and $0.2 million of interest income would have been recognized during the three months ended March 31, 2013 and 2012, if such loans had been current in accordance with their original terms.  The impaired loan information does not include purchased credit-impaired loans and no allowance for loan losses has been recorded at March 31, 2013 relating to such loans.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2013.

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
During the third quarter of 2012, regulatory guidance was clarified to require loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt.  The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of the debt by the bankruptcy court is deemed to be a concession granted to the borrower.  The impact on the allowance for loan losses of this reclassification was insignificant.  Prior to this reclassification, the Company's TDRs were insignificant.
The following tables set forth the Company’s TDRs:

	March 31, 2013			December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total

Commercial and industrial	$101	$-	$101	$101	$-	$101
Commercial real estate	1,805	-	1,805	734	-	734
Residential real estate	15,372	131	15,503	15,083	162	15,245
Home equity - junior lien	7,580	79	7,659	7,068	418	7,486
Consumer	142	-	142	142	-	142
	$25,000	$210	$25,210	$23,128	$580	$23,708

	New TDRs			New TDRs
	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(In thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

Commercial and industrial	-	$-	$-	-	$-	$-
Commercial real estate	1	1,071	1,071	-	-	-
Residential real estate	9	853	853	-	-	-
Home equity - junior lien	17	1,075	1,075	-	-	-
Consumer	-	-	-	-	-	-
	27	$2,999	$2,999	-	$-	$-

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

As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio as “previously securitized loans,” at the lower of carrying value or fair value.  Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans.  As of March 31, 2013, there is no carrying value remaining on these loans, while the actual contractual balances of these loans was $7.4 million.  During the three months ended March 31, 2013 and 2012, the Company recognized $0.6 million and $0.9 million, respectively, of interest income from its previously securitized loans.
Note H – Long-Term Debt
The components of long-term debt are summarized below:
( In thousands)	March 31, 2013	December 31, 2012

Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.81% and 3.89%, respectively	$16,495	$16,495

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
Note I – Derivative Instruments
As of March 31, 2013 and December 31, 2012, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.
The following table summarizes the fair value of these derivative instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Fair Value:
Other Assets	$12,090	$14,012
Other Liabilities	12,090	14,012

The following table summarizes the change in fair value of these derivative instruments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Change in Fair Value:
Other income - derivative asset	$(1,579)	$(1,758)
Other income - derivative liability	1,579	1,758

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting agreements.  The Company’s derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of setoff” provisions.  In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis.  Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes.  Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2013 is presented in the following tables (in thousands).

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Netting adjustment per applicable master netting arrangements	Fair Value of financial collateral	Total of Gross amounts not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net Amount
	(a)	(b)	(c) = (a) - (b)			(d)	(c) - (d)
Derivative assets:
Interest rate swap agreements	12,090	-	12,090	-	12,090	12,090	-

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Netting adjustment per applicable master netting arrangements	Fair Value of financial collateral	Total of Gross amounts not offset in the statement of financial position including applicable netting agreement and fair value of collateral	Net Amount
	(a)	(b)	(c) = (a) - (b)			(d)	(c) - (d)
Derivative liabilities:
Interest rate swap agreements	12,090	-	12,090	-	11,839	11,839	251

Note J – Employee Benefit Plans
Pursuant to terms of the City Holding Company 2003 Incentive Plan (“the Plan”), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, “Plan Participants”).  A maximum of 1,000,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards, but no more than 350,000 shares of common stock may be issued as stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to ten years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  The Plan expired on April 29, 2013 and, in April 2013 the shareholders approved the City Holding Company 2013 Incentive Plan.
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
Stock Options
A summary of the Company’s stock option activity and related information is presented below for the three months ended March 31, 2013 and 2012:
	2013		2012
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at January 1	289,544	$34.38	293,817	$33.95
Granted	15,475	37.74	16,876	35.39
Exercised	(42,250)	33.06	(16,899)	28.87
Forfeited	(1,500)	36.90	-	-
Outstanding at March 31	261,269	34.77	293,794	34.32

    Additional information regarding stock options outstanding and exercisable at March 31, 2013, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	122,918	$31.47	44	$1,023	73,000	$32.35	23	$543
$35.09 - $40.88	138,351	37.71	66	298	90,000	38.61	43	117
	261,269			$1,321	163,000			$660

Proceeds from stock option exercises were $1.4 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2013 and 2012 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.
The total intrinsic value of stock options exercised was $0.2 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively.
Stock-based compensation expense was less than $0.1 million for both the three months ended March 31, 2013 and 2012.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at March 31, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.
The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2013 and 2012:
	2013	2012

Risk-free interest rate	1.88%	2.51%
Expected dividend yield	3.70%	3.90%
Volatility factor	41.35%	48.40%
Expected life of option	8.0 years	5.0 years

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
Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.1 million for both the three months ended March 31, 2013 and 2012.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.5 million at March 31, 2013. At March 31, 2013, this unrecognized expense is expected to be recognized over 4.4 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below for the three months ended March 31, 2013 and 2012:

	2013		2012
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	116,711		108,209
Granted	11,633	$37.74	12,686	$35.39
Forfeited/Vested	(2,425)		(12,450)
Outstanding at March 31	125,919		108,445

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for both the three months ended March 31, 2013 and 2012.
The Company maintains two frozen defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company’s acquisition of the plan sponsors (Classic Bancshares, Inc. and Community Financial Corporation). The Classic Defined Benefit Plan was frozen in 1999 and maintains a December 31 year-end for purposes of computing its benefit obligations.  The Community Defined Benefit Plan was frozen as of December 31, 2012 and maintains a March 31 year-end for purposes of computing its benefit obligations.  The Company made contributions of approximately $0.1 million to the Defined Benefit Plans during both the three months ended March 31, 2013 and 2012.
The following table presents the components of the net periodic pension cost of the Defined Benefit Plans:

	Three months ended
	March 31
(In thousands)	2013	2012

Components of net periodic cost:
Interest cost	$224	$159
Service cost	116	-
Expected return on plan assets	(269)	(202)
Net amortization and deferral	258	174
Net Periodic Pension Cost	$329	$131

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

(In thousands)	March 31, 2013	December 31, 2012

Commitments to extend credit:
Home equity lines	$157,561	$156,274
Commercial real estate	34,312	33,869
Other commitments	216,336	171,670
Standby letters of credit	16,036	16,743
Commercial letters of credit	428	425

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

Note L – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2013	2012

Distributed earnings allocated to common stock	$5,748	$5,118
Undistributed earnings allocated to common stock	2,175	4,837
Net earnings allocated to common shareholders	$7,923	$9,955

Average shares outstanding	15,473	14,679

Effect of dilutive securities:
Warrants outstanding	55	-
Employee stock options	99	80

Shares for diluted earnings per share	15,627	14,759

Basic earnings per share	$0.51	$0.68
Diluted earnings per share	$0.51	$0.67

Options to purchase approximately 10,000 and 109,400 shares of common stock at an exercise price of $40.88 and between $35.39 and $40.88 per share were outstanding during the first quarter of 2013 and the first quarter of 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note M –Fair Value Measurements
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
The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets.  Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer.  Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff.  The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments.  All derivative counterparties approved by the Company’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position.  This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions.  To date, no material losses have been incurred due to a counterparty’s inability to pay any undercollateralized position.  There was no significant change in value of derivative assets and liabilities attributed to credit risk during the three months ended March 31, 2013.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data for real estate collateral or Level 3 inputs for non-real estate collateral.  The following table presents assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

(in thousands)	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2013
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3,383	$-	$3,383	$-
Obligations of states and political subdivisions	45,801	-	45,801	-
Mortgage-backed securities:
U.S. Government agencies	260,037	-	260,037	-
Private label	2,968	-	2,968	-
Trust preferred securities	12,860	-	10,419	2,441
Corporate securities	16,493	-	16,493	-
Marketable equity securities	4,841	4,841	-	-
Investment funds	1,763	1,763	-	-
Derivative assets	12,090	-	12,090	-

Financial Liabilities
Derivative liabilities	12,090	-	12,090	-

Nonrecurring fair value measurements
Impaired loans	$12,734	$-	$-	$12,734	$(750)
Other real estate owned	10,508	-	-	10,508	-

December 31, 2012
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3,888	$-	$3,888	$-
Obligations of states and political subdivisions	48,929	-	48,929	-
Mortgage-backed securities:
U.S. Government agencies	286,482	-	286,482	-
Private label	3,272	-	3,272	-
Trust preferred securities	12,645	-	10,260	2,385
Corporate securities	15,947	-	15,947	-
Marketable equity securities	4,185	4,185	-	-
Investment funds	1,774	1,774	-	-
Derivative assets	14,012	-	14,012	-

Financial Liabilities
Derivative liabilities	14,012	-	14,012	-

Nonrecurring fair value measurements
Impaired loans	$10,679	$-	$-	$10,679	$-
Other real estate owned	8,162	-	-	8,162	(1,021)
Other Assets	1,000	-	1,000	-	(288)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012

Beginning balance	$2,385	$1,982
Impairment losses on investment securities	-	-
Included in other comprehensive income	56	191
Dispositions	-	-
Transfers into Level 3	-	-
Ending Balance	$2,441	$2,173

The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring or in default will cure such positions.
The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the three months ended March 31, 2013 and 2012.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2013 and 2012, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2013 and 2012, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three Months Ended March 31,
(In thousands)	2013	2012

Beginning balance	$10,679	$13,500

Loans classified as impaired during the period	3,126	-
Specific valuation allowance allocations	(750)	-
	2,376	-

(Additional) reduction in specific valuation allowance allocations during the period	-	1,715

Paydowns, payoffs, other activity	(321)	(2,010)

Ending balance	$12,734	$13,205

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

The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3).
	Three Months Ended March 31,
(In thousands)	2013	2012

Beginning Balance, January 1	$8,162	$7,948
OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	857	1,651
Charge-offs recognized in the allowance for loan losses	(310)	(561)
Fair value	547	1,090
OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	-	35
Fair value	-	22
Write-downs included in other non-interest expense	-	(13)
Acquired	3,492	-
Disposals	(1,693)	(775)
Ending Balance, March 31	$10,508	$8,250

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
Deposits: The fair values of demand deposits (e.g., interest and noninterest-bearing checking, regular savings, and other money market demand accounts) are, by definition, equal to their carrying values. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of time deposits.
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

The following table represents the estimates of fair value of financial instruments as of March 31, 2013 and December 31, 2012.
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Cash and cash equivalents	$233,737	$233,737	$233,737	$-	$-
Securities available-for-sale	348,146	348,146	6,604	339,101	2,441
Securities held-to-maturity	8,383	8,921	-	8,921	-
Other securities	11,502	11,502	-	11,502	-
Net loans	2,477,302	2,522,033	-	-	2,522,033
Accrued interest receivable	8,701	8,701	8,701	-	-
Derivative assets	12,090	12,090	-	12,090	-

Liabilities:
Deposits	2,884,251	2,845,294	1,705,744	1,139,550	-
Short-term debt	116,427	116,431	-	116,431	-
Long-term debt	16,495	16,462	-	16,462	-
Derivative liabilities	12,090	12,090	-	12,090	-

December 31, 2012
Assets:
Cash and cash equivalents	$84,994	$84,994	$84,994	$-	$-
Securities available-for-sale	377,122	377,122	5,959	368,778	2,385
Securities held-to-maturity	13,454	13,861	-	13,861	-
Other securities	11,463	11,463	-	11,463	-
Net loans	2,127,560	2,162,856	-	-	2,162,856
Accrued interest receivable	6,692	6,692	6,692	-	-
Derivative assets	14,012	14,012	-	14,012	-

Liabilities:
Deposits	2,409,316	2,381,495	1,447,954	933,541	-
Short-term debt	114,646	114,648	-	114,648	-
Long-term debt	16,495	16,462	-	16,462	-
Derivative liabilities	14,012	14,012		14,012

Note N – Accumulated Other Comprehensive Loss
The activity in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 is presented in the tables below.  All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
	Defined Benefit Pension Plans	Unrealized Gains (Losses) on Securities Available-for-Sale	Total

Balance at December 31, 2011	(4,732)	825	(3,907)

Other comprehensive income before reclassifications	-	2,151	2,151
Amounts reclassified from other comprehensive loss	-	19	19
	-	2,170	2,170

Balance at March 31, 2012	(4,732)	2,995	(1,737)

Balance at December 31, 2012	(4,995)	3,573	(1,422)

Other comprehensive income before reclassifications	-	144	144
Amounts reclassified from other comprehensive loss	-	(53)	(53)
	-	91	91

Balance at March 31, 2013	(4,995)	3,664	(1,331)

	Amount reclassified from Other comprehensive loss For the three months ended March 31,
Details about accumulated other comprehensive loss components	2013	2012	Affected line item in the Statements of Income

Securities available-for-sale
Net securities (gains) losses reclassified into earnings	(84)	31	Net investment securities gains (losses)
Related income tax expense (benefit)	31	(12)	Income tax expense
Net effect on accumulated other comprehensive loss for the period	(53)	19	Net of tax

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2012 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2012 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes and other-than-termporary impairment on investment securities, to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.
Pages 41 - 44 of this Quarterly Report on Form 10-Q provide management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.
The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2012.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the quarter ended March 31, 2013 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.
Financial Summary
Three Months Ended March 31, 2013 vs. 2012
The Company reported consolidated net income of $8.0 million, or $0.51 per diluted common share, for the three months ended March 31, 2013, compared to $10.0 million, or $0.67 per diluted common share, for the three months ended March 31, 2012. Return on average assets (“ROA”) was 0.96% and return on average equity (“ROE”) was 9.0% for the three months ended March 31, 2013 compared to 1.47% and 12.7%, respectively, for the same period in 2012.
The Company’s net interest income for the first quarter of 2013 increased $6.0 million compared to the first quarter of 2012 (see Net Interest Income). The Company recorded a provision for loan losses of $1.7 million for the first quarter of 2013 compared to $2.0 million for the first three months of 2012. (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $1.2 million from the first quarter ended March 31, 2012, to the first quarter ended March 31, 2013.  Non-interest expenses for the first quarter ended March 31, 2013 increased $9.9 million from the first quarter ended March 31, 2012.
Net Interest Income
Three Months Ended March 31, 2013 vs. 2012
The Company’s tax equivalent net interest income increased $6.0 million, or 25.3%, from $23.7 million for the first quarter of 2012 to $29.7 million for the first quarter of 2013.  This increase is primarily due to the acquisitions of Virginia Savings Bancorp, Inc. (“VSB”) and Community Financial Corporation (“Community Bank”), and an increase in the accretion related to these acquisitions. The Company’s reported net interest margin increased from 3.98% for the quarter ended March 31, 2012 to 4.18% for the quarter ended March 31, 2013.  Excluding the favorable impact of the accretion from the fair value adjustments ($2.2 million), the net interest margin for the three months ended March 31, 2013 would have been 3.87%.
The following table presents the actual and estimated future accretion related to the fair value adjustments on net interest income as a result of the Company’s acquisitions.  The amounts in the table below require management to make significant assumptions based on estimated future default, prepayment and discount rates.  Actual performance could be significantly different from that assumed, which could result in the actual results being materially different than those estimated below.

	VSB		Community
	Loan	Certificates of	Loan	Certificates of
Year Ended:	Accretion	Deposit	Accretion	Deposit	Total

1Q 2013	$985	$178	$858	$160	$2,181
Remainder 2013	1,318	364	2,800	480	4,962
2014	1,001	537	3,043	294	4,875
2015	790	518	1,750	160	3,218
Thereafter	1,252	497	6,791	46	8,586

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

	Three Months Ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loan portfolio(1):
Residential real estate(2)	$1,277,557	$13,720	4.36%	$1,067,911	$11,827	4.45%
Commercial, financial, and agriculture(3)	1,121,916	14,192	5.13	862,886	9,584	4.47
Installment loans to individuals(4),(5)	65,863	1,377	8.48	41,681	770	7.43
Previously securitized loans(6)	*	650	*	*	887	*
Total loans	2,465,336	29,939	4.93	1,972,478	23,068	4.70
Securities:
Taxable	350,128	2,750	3.19	351,811	3,964	4.53
Tax-exempt(7)	32,991	498	6.12	41,117	595	5.82
Total securities	383,119	3,248	3.44	392,928	4,559	4.67
Deposits in depository institutions	9,033	-	-	7,587	-	-
Federal funds sold	29,932	13	0.18	27,462	11	0.16
Total interest-earning assets	2,887,420	33,200	4.66	2,400,455	27,638	4.63
Cash and due from banks	112,002			75,484
Bank premises and equipment	80,958			64,746
Other assets	259,335			216,379
Less: allowance for loan losses	(19,472)			(19,726)
Total assets	$3,320,243		$	$2,737,338		$

Liabilities
Interest-bearing demand deposits	$603,300	$178	0.12%	$523,761	178	0.14%
Savings deposits	584,048	213	0.15	448,435	188	0.17
Time deposits(8)	1,106,982	2,836	1.04	889,110	3,302	1.49
Short-term borrowings	111,870	71	0.26	113,946	73	0.26
Long-term debt	16,495	157	3.86	16,495	167	4.07
Total interest-bearing liabilities	2,422,695	3,455	0.58	1,991,747	3,908	0.79
Noninterest-bearing demand deposits	498,404			392,902
Other liabilities	42,615			36,436
Stockholders’ equity	356,529			316,253
Total liabilities and stockholders’ equity	$3,320,243			$2,737,338
Net interest income		$29,745			$23,730
Net yield on earning assets			4.18%			3.98%

(1) For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2) – For the three months ended March 31, 2013, interest income on residential real estate loans includes $0.3 million and $0.2 million of accretion related to the fair value market adjustments due to the acquisition of Virginia Savings and Community Financial, respectively.

(3) - For the three months ended March 31, 2013, interest income on commercial, financial, and agriculture loans includes $0.6 million and $0.5 million of accretion related to the fair value market adjustments due to the acquisition of Virginia Savings and Community Financial, respectively.

(4) - For the three months ended March 31, 2013, interest income on installment loans to individuals includes $0.1 million and $0.1 million of accretion related to the fair value market adjustments due to the acquisition of Virginia Savings and Community Financial, respectively.

(5) Includes the Company’s consumer and DDA overdrafts loan categories.
(6) Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(7) Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.
(8) - For the three months ended March 31, 2013, interest expense on time deposits includes $0.2 million and $0.2 million in accretion of the fair market value adjustments related to the acquisition of Virginia Savings and Community Financial, respectively.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease)
	Due to Change In:
	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$2,303	$(410)	$1,893
Commercial, financial, and agriculture	2,853	1,755	4,608
Installment loans to individuals	443	164	607
Previously securitized loans	-	(237)	(237)
Total loans	5,599	1,272	6,871
Securities:
Taxable	(19)	(1,195)	(1,214)
Tax-exempt(1)	(117)	20	(97)
Total securities	(136)	(1,175)	(1,311)
Federal funds sold	1	1	2
Total interest-earning assets	$5,464	$98	$5,562

Interest-bearing liabilities:
Interest-bearing demand deposits	$27	$(27)	$-
Savings deposits	56	(31)	25
Time deposits	802	(1,268)	(466)
Short-term borrowings	(1)	(1)	(2)
Long-term debt	-	(10)	(10)
Total interest-bearing liabilities	$884	$(1,337)	$(453)
Net Interest Income	$4,580	$1,435	$6,015

(1)    Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Three
Loan Portfolio
(In thousands)
	March 31,	December 31,	March 31,
	2013	2012	2012

Residential real estate	$1,149,411	$1,031,435	$939,611
Home equity – junior liens	138,333	143,110	139,764
Commercial and industrial	149,677	108,739	108,707
Commercial real estate	1,001,453	821,970	745,586
Consumer	55,274	36,564	35,448
DDA overdrafts	2,875	4,551	2,848
Total loans	$2,497,023	$2,146,369	$1,971,964

Loan balances increased $350.7 million from December 31, 2012 to March 31, 2013, with the acquisition of Community Bank contributing $370.9 million.  Excluding the Community Bank acquisition, loans have decreased $20.2 million from December 31, 2012. Residential real estate loans increased $118.0 million, or 11.4%, from $1.03 billion at December 31, 2012 to $1.15 billion at March 31, 2013, with the acquisition of Community Bank contributing $116.3 million.   Residential real estate loans primarily consist of: (i) single-family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At March 31, 2013, $16.9 million of the residential real estate loans were for properties under construction.
Exclusive of the acquisition of Community Bank (which contributed $0.2 million), junior lien home equity loans decreased $5.0 million during the first three months of 2013.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.
Exclusive of the acquisition of Community Bank (which contributed $184.6 million), commercial real estate loans decreased $5.1 million, or 0.7%, from $822.0 million at December 31, 2012 to $816.9 million at March 31, 2013.  At March 31, 2013, $26.2 million of the commercial real estate loans were for commercial properties under construction.  Additionally, commercial and industrial loans (“C&I”) decreased $4.8 million, excluding the acquisition of Community Bank (which contributed $45.7 million), to $104.0 million at March 31, 2013.
Exclusive of the acquisition of Community Bank (which contributed $24.1 million), consumer loans decreased $5.4 million during the first three months of 2013.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities.  The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of auto loans associated with Community Bank. These loans have higher loss percentages compared to the Company’s historical consumer portfolio. In addition, the Company has opted to allow certain other high risk loans to exit the portfolio.

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
As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.7 million in the first three months of 2013 and $2.0 million in the first three months of 2012.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.
The Company had net charge-offs of $0.8 million and $2.7 million for the first three months of 2013 and 2012, respectively.  Net charge-offs in the first three months of 2013 consisted primarily of net charge-offs on residential real estate loans of $0.5 million, commercial real estate loans of $0.2 million, and home equity loans of $0.1 million.
The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.28% at December 31, 2012 to 1.13% at March 31, 2013.  The Company’s ratio of non-performing assets to total loans and other real estate owned is less than 30% of the 4.21% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended December 31, 2012.
The ALLL at March 31, 2013 was $19.7 million compared to $18.8 million at December 31, 2012.  Below is a summary of the changes in the components of the ALLL from December 31, 2012 to March 31, 2013.
The allowance allocated to the commercial real estate loan portfolio increased $0.4 million, or 3.5%, from $10.4 million at December 31, 2012 to $10.8 million at March 31, 2013.  This increase was primarily due to a $0.8 million provision related to one specific borrower, partially offset by a decrease in the commercial real estate loan portfolio.
The allowance related to the commercial and industrial loan portfolio remained flat at $0.5 million at March 31, 2013.
The allowance allocated to the residential real estate portfolio increased $0.6 million from $5.2 million at December 31, 2012 to $5.8 million at March 31, 2013.  This increase was due to an increase in the residential real estate loan portfolio as well as a slight increase in the historical loss factor related to this loan portfolio.

The allowance allocated to the home equity loan portfolio decreased $0.1 million from $1.7 million at December 31, 2012 to $1.6 million at March 31, 2013.
The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at March 31, 2013.
The allowance allocated to overdraft deposit accounts decreased from $0.9 million at December 31, 2012 to $0.8 million at March 31, 2013.
Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2013, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Loan Losses
(In thousands)
			Year Ended
	Three Months Ended March 31,		December 31,
(In thousands)	2013	2012	2012

Balance at beginning of period	$18,809	$19,409	$19,409

Charge-offs:
Commercial and industrial	62	69	226
Commercial real estate	203	1,989	4,604
Residential real estate	591	198	1,030
Home equity	116	509	1,355
Consumer	3	59	190
DDA overdrafts	339	335	1,522
Total charge-offs	1,314	3,159	8,927

Recoveries:
Commercial and industrial	1	3	32
Commercial real estate	18	96	289
Residential real estate	48	4	22
Home equity	-	1	18
Consumer	147	29	135
DDA overdrafts	274	295	1,456
Total recoveries	488	428	1,952
Net charge-offs	826	2,731	6,975
Provision for loan losses	1,738	1,950	6,375
Balance at end of period	$19,721	$18,628	$18,809

As a Percent of Average Total Loans:
Net charge-offs	0.13%	0.55%	0.34%
Provision for loan losses	0.28%	0.40%	0.31%
As a Percent of Non-Performing Loans:
Allowance for loan losses	110.21%	88.78%	96.59%

Table Five
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of March 31,		As of December 31,
(In thousands)	2013	2012	2012
Non-accrual loans	$17,520	$20,420	$19,194
Accruing loans past due 90 days or more	374	562	280
Total non-performing loans	$17,894	$20,982	$19,474

The average recorded investment in impaired loans during the three months ended March 31, 2013 and 2012 was $13.5 million and $21.4 million, respectively.  There was no interest income received in cash on non-accrual and impaired loans for the three month period ended March 31, 2013. The Company recognized approximately $0.2 million of interest income received in cash on non-accrual and impaired loans for the three month period ended March 31, 2012.  Approximately $0.1 million and $0.2 million of interest income would have been recognized during the three month periods ended March 31, 2013 and 2012, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2013.

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
Information pertaining to impaired loans is included in the following table:

	As of March 31,		As of December 31,
(In thousands)	2013	2012	2012
Impaired loans with a valuation allowance	$3,126	$17,495	$-
Impaired loans with no valuation allowance	10,358	3,487	10,679
Total impaired loans	$13,484	$20,982	$10,679
Allowance for loan losses allocated to impaired loans	$750	$1,777	$-

Table Six
Allocation of the Allowance for Loan Losses
(In thousands)

	As of March 31,		As of December 31,
	2013	2012	2012

Commercial and industrial	$504	$549	$498
Commercial real estate	10,809	10,455	10,440
Residential real estate	5,875	3,750	5,229
Home equity - junior liens	1,635	2,966	1,699
Consumer	76	109	81
DDA overdrafts	822	799	862
Allowance for Loan Losses	$19,721	$18,628	$18,809

Previously Securitized Loans
As of March 31, 2013, the carrying value of the remaining previously securitized loans was zero, while the actual contractual balances of these loans were $7.4 million. Upon the acquisition of the loans, the Company accounted for the difference between the carrying value and the total expected cash flows of previously securitized loans as a discount and accreted the discount as an adjustment of the yield earned on these loans over their remaining lives. The discount was accreted to income over the period during which payments were probable of collection and were reasonably estimable. During the first three months of 2013 and 2012, the Company recognized $0.6 million and $0.9 million, respectively, of interest income on its previously securitized loans.
Non-Interest Income and Non-Interest Expense
Three Months Ended March 31, 2013 vs. 2012

	For the three months ended March 31,
	2013	2012	$ Change	% Change
Net investment security gains	0.1	(0.1)	0.2	(200.0)
Non-interest income	14.2	13.1	1.1	8.4
Non-interest expense	29.4	19.5	9.9	50.8

Non-Interest Income: Excluding investment security transactions, non-interest income increased $1.1 million to $14.2 million in the first quarter of 2013 as compared to $13.1 million in the first quarter of 2012.  Service charges increased $0.5 million, or 8.1%, to $6.5 million, while bankcard revenues increased $0.2 million, or 5.2%, to $3.2 million. These increases were primarily due to the acquisitions of Virginia Savings and Community Bank. In addition, other income increased $0.3 million or 62.5%, to $0.9 million primarily as a result of increased mortgage related revenues. Trust and investment management fee income increased $0.2 million, or 22.7%, to $1.0 million due to core growth, as Virginia Savings and Community Bank did not offer these services.

 Non-Interest Expense: Non-interest expenses increased $9.9 million from $19.5 million in the first quarter of 2012 to $29.4 million in the first quarter of 2013.  The Company completed its acquisition of Community Bank and recognized $5.5 million of acquisition and integration expenses. Excluding these expenses, non-interest expenses increased $4.4 million, from $19.5 million in the first quarter of 2012 to $23.9 million in the first quarter of 2013. This increase was primarily related to higher salaries and employee benefits ($2.7 million) due to the acquisitions of Virginia Savings and Community Bank ($1.9 million), higher pension costs ($0.3 million), and higher health insurance ($0.2 million). In addition, other expenses increased $0.7 million, occupancy and equipment expense increased $0.5 million and depreciation increased $0.3 million. These increases were primarily attributable to the acquisitions of Virginia Savings and Community Bank.
Income Tax Expense:  The Company’s effective income tax rate for the first quarter of 2013 was 37.4% compared to 34.3% for the year ended December 31, 2012, and 33.9% for the first quarter of 2012.  As a result of the Company’s acquisition of Community during the first quarter of 2013, the Company’s effective tax rate for 2013 is expected to decrease from 34.3% for the year ended December 31, 2012 to 33.7% for the year ending December 31, 2013.  Due to this decline in the effective tax rate, the Company’s net deferred tax assets are expected to be realized at a lower effective tax rate, and as a result, the Company’s net deferred tax assets were reduced by $0.5 million in the first quarter of 2013.

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

During the fourth quarter of 2012, the Company revised its sensitivity analysis to consider the impact of rising interest rates on its deposit balance mix.  Prior to the interest rates declining in 2007, the Company’s deposit account composition included more balances as a percentage of total deposit balances in higher yielding deposit accounts, primarily time deposits.  As interest rates have fallen over the last five years, and as the higher yielding time deposits have matured, these balances have shifted to lower yielding transactional deposit accounts such as demand deposits and savings accounts.  The Company has revised its interest rate sensitivity model at December 31, 2012 and March 31, 2013 to reflect its belief that as interest rates increase, transactional deposit balances will begin to shift back to higher yielding time deposits and the benefit to rising interest rates for the Company will be  reduced from its previous models which had not reflected this modification.
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
Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity

March 31, 2013:
+400	4.25%	+6.7%	+8.7%
+300	3.25	+6.1	+8.7
+200	2.25	+4.6	+6.9
+100	1.25	+1.0	+3.1

December 31, 2012:
+400	4.25%	+4.2%	+4.8%
+300	3.25	+3.8	+5.4
+200	2.25	+2.5	+3.9
+100	1.25	(0.3)	+1.6

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2013 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.
Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity
The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank. Dividends paid by City National Bank to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National Bank in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2013, City National Bank could pay dividends up to $7.1 million plus net profits for the remainder of 2013, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund the acquisition of Community Financial Corporation.
Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $23.2 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2013.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $2.4 million of additional cash over the next 12 months. As of March 31, 2013, the Parent Company reported a cash balance of $2.3 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National Bank will be adequate to satisfy its funding and cash needs over the next twelve months.
Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2013 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National Bank or the issuance of other debt, to fully repay the debentures at their maturity.
City National Bank manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National Bank from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2013, City National Bank’s assets are significantly funded by deposits and capital. Additionally, City National Bank maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2013, City National Bank has the capacity to borrow an additional $1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National Bank maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National Bank maintains a significant percentage (94.6%, or $348.1 million at March 31, 2013) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National Bank also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.
The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 72.3% as of March 31, 2013 and deposit balances fund 84.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $368.0 million at March 31, 2013, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $132.9 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 51.3% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $14.7 million of cash from operating activities during the first three months of 2013, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company received $44.1 million of cash in investing activities during the first three months of 2013 primarily from proceeds from maturities and calls of securities available-for-sale and a decrease in loans outstanding, partially offset by the acquisition of Community Bank.  The Company generated $89.9 million of cash in financing activities during the first three months of 2013, principally as a result of increasing its interest and noninterest bearing deposits by $92.2 million. This increase was partially offset by cash dividends paid to the Company’s common stockholders of $5.5 million.
Capital Resources
During the first three months of 2013, Shareholders’ Equity increased $32.5 million, or 9.8%, from $333.3 million at December 31, 2012 to $365.8 million at March 31, 2013.  This increase was primarily due to the acquisition of Community Bank of $28.7 million and net income of $8.0 million, partially offset by dividends declared of $6.1 million.
During July 2011, the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares in open market transactions at prices that are accretive to the earnings per share of continuing shareholders.  No time limit was placed on the duration of the share repurchase program. As of March 31, 2013, the Company may repurchase an additional 454,000 shares from time to time depending on market conditions under the authorization.
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
The Company’s regulatory capital ratios for both City Holding and City National Bank are illustrated in the following table:

			Actual
		Well-	March 31,	December 31,
	Minimum	Capitalized	2013	2012
City Holding:
Total	8.0%	10.0%	12.7%	13.9%
Tier I Risk-based	4.0	6.0	11.9	13.0
Tier I Leverage	4.0	5.0	9.0	9.8
City National Bank:
Total	8.0%	10.0%	12.3%	12.4%
Tier I Risk-based	4.0	6.0	11.5	11.5
Tier I Leverage	4.0	5.0	8.7	8.7

As of March 31, 2013, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of March 31, 2013, management believes that City Holding and City National Bank meet all capital adequacy requirements.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk
The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 – Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 8, 2013