Form 10-Q
period 2013-06-30
CITY HOLDING CO
filed 2013-08-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2013
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
Common stock, $2.50 Par Value – 15,683,885 shares as of July 24, 2013.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress; and (12) the integration of the operations of City Holding and Community Financial may be more difficult than anticipated. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	June 30, 2013	December 31, 2012
	(Unaudited)

Cash and due from banks	$186,707	$58,718
Interest-bearing deposits in depository institutions	5,627	16,276
Federal funds sold	—	10,000
Cash and Cash Equivalents	192,334	84,994

Investment securities available for sale, at fair value	328,782	377,122
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2013 and December 31, 2012, - $5,951 and $13,861, respectively)	4,293	13,454
Other securities	13,344	11,463
Total Investment Securities	346,419	402,039

Gross loans	2,527,445	2,146,369
Allowance for loan losses	(20,069)	(18,809)
Net Loans	2,507,376	2,127,560

Bank owned life insurance	90,444	81,901
Premises and equipment, net	82,190	72,728
Accrued interest receivable	8,275	6,692
Net deferred tax asset	46,549	32,737
Goodwill and other intangible assets	74,642	65,057
Other assets	34,321	43,758
Total Assets	$3,382,550	$2,917,466
Liabilities
Deposits:
Noninterest-bearing	$510,713	$429,969
Interest-bearing:
Demand deposits	612,950	553,132
Savings deposits	603,818	506,869
Time deposits	1,108,469	919,346
Total Deposits	2,835,950	2,409,316

Short-term borrowings:
Customer repurchase agreements	124,343	114,646
Long-term debt	16,495	16,495
Other liabilities	36,871	43,735
Total Liabilities	3,013,659	2,584,192

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—

Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2013 and December 31, 2012, less 2,815,397 and 3,665,999 shares in treasury, respectively	46,249	46,249

Capital surplus	107,235	103,524
Retained earnings	318,397	309,270
Cost of common stock in treasury	(97,450)	(124,347)
Accumulated other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(545)	3,573
Underfunded pension liability	(4,995)	(4,995)
Total Accumulated Other Comprehensive Loss	(5,540)	(1,422)
Total Shareholders’ Equity	368,891	333,274
Total Liabilities and Shareholders’ Equity	$3,382,550	$2,917,466

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest and fees on loans	$31,771	$23,143	$61,709	$46,210
Interest on investment securities:
Taxable	2,632	3,943	5,382	7,907
Tax-exempt	312	368	636	755
Interest on federal funds sold	9	12	22	23
Total Interest Income	34,724	27,466	67,749	54,895

Interest Expense
Interest on deposits	3,195	3,383	6,422	7,051
Interest on short-term borrowings	79	77	149	150
Interest on long-term debt	153	165	309	333
Total Interest Expense	3,427	3,625	6,880	7,534
Net Interest Income	31,297	23,841	60,869	47,361
Provision for loan losses	2,011	1,675	3,749	3,625
Net Interest Income After Provision for Loan Losses	29,286	22,166	57,120	43,736

Non-interest Income
Total investment securities impairment losses	—	(606)	—	(606)
Noncredit impairment losses recognized in other comprehensive income	—	302	—	302
Net investment securities impairment losses	—	(304)	—	(304)
Gains on sale of investment securities	9	832	93	801
Net investment securities gains	9	528	93	497

Service charges	6,897	6,497	13,432	12,545
Bankcard revenue	3,450	3,152	6,649	6,194
Insurance commissions	1,358	1,347	3,198	3,343
Trust and investment management fee income	964	942	1,954	1,749
Bank owned life insurance	799	766	1,611	1,489
Other income	775	558	1,641	1,091
Total Non-interest Income	14,252	13,790	28,578	26,908

Non-interest Expense
Salaries and employee benefits	12,640	10,668	25,589	20,913
Occupancy and equipment	2,500	1,978	4,971	3,913
Depreciation	1,453	1,109	2,852	2,195
FDIC insurance expense	341	394	853	779
Advertising	819	675	1,554	1,319
Bankcard expenses	766	694	1,493	1,314
Postage, delivery, and statement mailings	552	488	1,158	1,036
Office supplies	463	396	904	851
Legal and professional fees	535	421	971	738
Telecommunications	465	387	910	776
Repossessed asset (gains) losses, net of expenses	(23)	650	(178)	771

Merger related costs	65	4,042	5,604	4,177
Other expenses	3,383	2,861	6,682	5,496
Total Non-interest Expense	23,959	24,763	53,363	44,278
Income Before Income Taxes	19,579	11,193	32,335	26,366
Income tax expense	6,573	3,780	11,342	8,924
Net Income Available to Common Shareholders	$13,006	$7,413	$20,993	$17,442

Total comprehensive income	$8,798	$6,673	$16,875	$18,872

Average common shares outstanding	15,582	14,680	15,521	14,676
Effect of dilutive securities:
Employee stock options and warrants outstanding	170	79	166	84
Shares for diluted earnings per share	15,752	14,759	15,687	14,760

Basic earnings per common share	$0.83	$0.50	$1.34	$1.18
Diluted earnings per common share	$0.82	$0.50	$1.33	$1.17
Dividends declared per common share	$0.37	$0.35	$0.74	$0.70

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$13,006	$7,413	$20,993	$17,442

Unrealized gains (losses) on available-for-sale securities arising during the period	(6,661)	(659)	(6,434)	2,791
Reclassification adjustment for (gains)	(9)	(528)	(93)	(497)
Other comprehensive income (loss) before income taxes	(6,670)	(1,187)	(6,527)	2,294
Tax effect	2,462	447	2,409	(864)
Other comprehensive income (loss), net of tax	(4,208)	(740)	(4,118)	1,430

Comprehensive income, net of tax	$8,798	$6,673	$16,875	$18,872

See notes to consolidated financial statements.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2013 and 2012
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	$46,249	$103,335	$291,050	$(125,593)	(3,907)	$311,134
Net income			17,442			17,442
Other comprehensive income					1,430	1,430
Acquisition of Virginia Savings Bancorp, Inc.		276		7,447		7,723
Cash dividends declared ($0.70 per share)			(10,337)			(10,337)
Stock-based compensation expense, net		(49)		706		657
Exercise of 16,899 stock options		(113)		601		488
Purchase of 237,535 treasury shares				(7,915)		(7,915)
Balance at June 30, 2012	$46,249	$103,449	$298,155	$(124,754)	$(2,477)	$320,622

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	46,249	$103,524	$309,270	(124,347)	$(1,422)	$333,274
Net income			20,993			20,993
Other comprehensive income					(4,118)	(4,118)
Acquisition of Community Financial Corporation		4,236		24,272		28,508
Cash dividends declared ($0.74 per share)			(11,866)			(11,866)
Stock-based compensation expense, net		(512)		1,215		703
Exercise of 62,685 stock options		(13)		1,410		1,397
Balance at June 30, 2013	46,249	$107,235	$318,397	(97,450)	$(5,540)	$368,891

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2013	2012
Net income	$20,993	$17,442
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(3,694)	1,412
Provision for loan losses	3,749	3,625
Depreciation of premises and equipment	2,852	2,195
Deferred income tax expense	3,268	263
Net periodic employee benefit cost	378	262
Realized investment securities gains	(93)	(497)
Stock-compensation expense	703	657
Increase in value of bank-owned life insurance	(1,608)	(1,462)
Loans originated for sale	(15,656)	(17,844)
Proceeds from the sale of loans originated for sale	19,576	18,010
Gain on sale of loans	(427)	(353)
Change in accrued interest receivable	(189)	454
Change in other assets	15,945	545
Change in other liabilities	(11,469)	(1,647)
Net Cash Provided by Operating Activities	34,328	23,062

Proceeds from sales of securities available-for-sale	18,438	15,642
Proceeds from maturities and calls of securities available-for-sale	60,543	51,167
Proceeds from maturities and calls of securities held-to-maturity	9,188	4,158
Purchases of securities available-for-sale	(22,335)	(66,560)
Net (increase) in loans	(11,732)	(22,965)
Purchases of premises and equipment	(3,276)	(4,944)
Acquisition of Community Financial Corporation, net of cash acquired of $8,888	(21,852)	—
Acquisition of Virginia Savings Bancorp, net of cash acquired of $24,943	—	20,389
Net Cash Provided by (Used in) Investing Activities	28,974	(3,113)

Net increase in noninterest-bearing deposits	37,908	40,841
Net increase in interest-bearing deposits	6,291	10,580
Net increase (decrease) in short-term borrowings	9,697	(65,976)
Purchases of treasury stock	—	(7,915)
Proceeds from exercise of stock options	1,397	488
Dividends paid	(11,255)	(10,326)
Net Cash Provided by (Used in) Financing Activities	44,038	(32,308)
Increase (decrease) in Cash and Cash Equivalents	107,340	(12,359)
Cash and cash equivalents at beginning of period	84,994	146,399
Cash and Cash Equivalents at End of Period	$192,334	$134,040

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note A –Basis of Presentation

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for six months ended June 30, 2013 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2013. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B - Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU requires an entity to disclose both the gross and net information about financial instruments, such as derivatives, that are eligible for offset in the balance sheet. ASU No. 2013-01 became effective for the Company on January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's financial statements. See Note I - Derivative Instruments for applicable disclosures.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 became effective for the Company beginning on January 1, 2013. The adoption of ASU No. 2013-02 did not have a material impact on the Company's financial statements.

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate ("LIBOR"). ASU 2013 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material impact on the Company's financial statements.

Note C –Acquisitions

On May 31, 2012, the Company acquired 100% of the outstanding common and preferred stock of Virginia Savings Bancorp, Inc. and its wholly owned subsidiary, Virginia Savings Bank (collectively, “Virginia Savings”).  As a result of this acquisition, the Company acquired five branches which expanded its footprint into Virginia.  At the time of closing, Virginia Savings had total assets of $132 million, loans of $82 million, deposits of $120 million and shareholders’ equity of $11 million.

The total transaction was valued at $12.4 million, consisting of cash of $4.7 million and approximately 240,000 shares of common stock valued at $7.7 million.  The common stock was valued based on the closing price of $32.18 for the Company’s common shares on May 31, 2012.

On January 10, 2013, the Company acquired 100% of the outstanding common and preferred stock of Community Financial Corporation and its wholly owned subsidiary, Community Bank (collectively, "Community"). As a result of this acquisition, the Company acquired eight branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia. At the time of closing, Community had total assets of $460 million, loans of $410 million, deposits of $380 million and shareholders' equity of $53 million. Community shareholders received 0.1753 shares of the Company's common stock for each share of Community Financial Corporation stock, resulting in the issuance of approximately 767,000 shares of the Company's common stock valued at $27.8 million. The common stock was valued based on the closing price of $36.23 for the Company's common stock on January 9, 2013. In conjunction with this acquisition, the Company repurchased $12.7 million of Community preferred stock previously issued to the U.S. Department of Treasury ("Treasury Department"). A related warrant issued by Community to the Treasury Department has been converted into a warrant to purchase 61,565 shares of the Company's common stock, with an exercise price of $30.80 per share and an expiration period of ten years, which was subsequently reduced to six years. Based on the preliminary purchase price allocation, the Company recorded an estimate of goodwill of $7.3 million and a core deposit intangible of $2.7 million as a result of this acquisition. The Company has recorded estimates of the fair values of the acquired assets and liabilities. These fair value estimates are provisional amounts based on third-party valuations that are currently under review.

The purchase price of both acquisitions has been allocated as follows (in thousands):

		(preliminary)
	Virginia Savings	Community	Total
Date of acquisition	May 31, 2012	January 10, 2013

Consideration:
Cash	$4,672	$12,738	$17,410
Common stock	7,723	27,783	35,506
Warrant issued	—	725	725
	$12,395	$41,246	$53,641

Identifiable assets:
Cash and cash equivalents	$24,943	$8,888	$33,831
Investment securities	14,082	17,659	31,741
Loans	73,463	370,754	444,217
Bank owned life insurance	—	6,935	6,935
Premises and equipment	5,158	8,950	14,108
Deferred tax asset, net	4,173	15,228	19,401
Other assets	4,626	7,989	12,615
Total identifiable assets	126,445	436,403	562,848

Identifiable liabilities:
Deposits	122,723	383,070	505,793
Other liabilities	841	22,048	22,889
Total identifiable liabilities	123,564	405,118	528,682

Net identifiable asset	2,881	31,285	34,166
Goodwill	8,241	7,250	15,491
Core deposit intangible	1,273	2,711	3,984
	$12,395	$41,246	$53,641

Acquired Loans

In determining the estimated fair value of the acquired loans, management considered several factors, such as estimated future credit losses, estimated prepayments, remaining lives of the acquired loans, estimated value of the underlying collateral and the net present value of the cash flows expected to be received.  For smaller loans not specifically reviewed, management grouped the loans into their respective homogeneous loan pool and applied a fair value estimate accordingly.

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

The following table presents the purchased credit-impaired loans acquired in conjunction with both acquisitions (in thousands):

	Virginia
	Savings	Community	Total
Contractually required principal and interest	$11,567	$58,014	$69,581
Contractual cash flows not expected to be collected (non-accretable difference)	(3,973)	(20,724)	(24,697)
Expected cash flows	7,594	37,290	44,884
Interest component of expected cash flows (accretable difference)	(954)	(5,587)	(6,541)
Estimated fair value of purchased credit impaired loans acquired	$6,640	$31,703	$38,343

Acquired Deposits

The fair values of non-time deposits approximated their carrying value at the acquisition date.  For time deposits, the fair values were estimated based on discounted cash flows, using interest rates that are currently being offered compared to the contractual interest rates.   Based on these analyses, management recorded a premium on time deposits acquired of $2.3 million and $1.1 million, for the Virginia Savings and Community acquisitions, respectively, each of which is being amortized over five years.

Core Deposit Intangible

The Company believes that the customer relationships with the deposits acquired have an intangible value.  In connection with the acquisition, the Company recorded a core deposit intangible asset of $1.3 million and $2.7 million, for Virginia Savings and Community, respectively. Each of the core deposit intangible assets represent the value that the acquiree had with their deposit customers.  The fair value was estimated based on a discounted cash flow methodology that considered type of deposit, deposit retention and the cost of the deposit base.   The core deposit intangible is being amortized over ten years, with an annual charge of less than $0.7 million per year.  The following table presents a rollforward of the Company’s intangible assets from the beginning of the year (in thousands):

Intangible Assets
Balance, beginning of period	$2,069
Core deposit intangible acquired in conjunction with the acquisition of Community	2,711
Amortization expense	(519)
Balance, end of period	$4,261

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and liabilities.  The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable.  Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments during the measurement period will result in adjustments to the goodwill recorded.  The measurement period is limited to one year from the acquisition date.  The goodwill recorded in conjunction with the Virginia Savings and Community acquisitions is not expected to be deductible for tax purposes.  The following table presents a rollforward of goodwill from the beginning of the year (in thousands):

Goodwill
Balance, beginning of period	$62,988
Adjustment to goodwill acquired in conjunction with the acquisition of Virginia Savings	143
Goodwill acquired in conjunction with the acquisition of Community	7,250
Balance, end of period	$70,381

Merger Related Costs

During the three and six months ended June 30, 2013, the Company incurred $0.1 million and $5.6 million of merger-related costs in connection with the Community acquisition. These costs were primarily for severance ($2.6 million), professional fees ($1.4 million) and data processing costs ($1.2 million).

During the three and six months ended June 30, 2012, the Company incurred $4.0 million and $4.2 million of merger-related costs in the connection with the Virginia Savings acquisition. These costs were primarily for severance ($0.9 million), professional fees ($0.9 million) and data processing costs ($2.3 million).
Note D –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2,857	$68	$—	$2,925	$3,792	$96	$—	$3,888
Obligations of states and
political subdivisions	43,155	908	74	43,989	47,293	1,651	15	48,929
Mortgage-backed securities:
U.S. government agencies	251,565	3,356	3,665	251,256	279,336	7,231	85	286,482
Private label	2,675	22	21	2,676	3,235	37	—	3,272
Trust preferred
securities	13,614	572	2,479	11,707	15,402	55	2,812	12,645
Corporate securities	9,780	245	181	9,844	16,152	207	412	15,947
Total Debt Securities	323,646	5,171	6,420	322,397	365,210	9,277	3,324	371,163
Marketable equity securities	3,381	1,490	—	4,871	3,381	804	—	4,185
Investment funds	1,525	—	11	1,514	1,724	50	—	1,774
Total Securities
Available-for-Sale	$328,552	$6,661	$6,431	$328,782	$370,315	$10,131	$3,324	$377,122

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Trust preferred securities	$4,293	$1,658	$—	$5,951	$13,454	$465	$58	$13,861
Total Securities
Held-to-Maturity	$4,293	$1,658	$—	$5,951	$13,454	$465	$58	$13,861

Other investment securities:
Non-marketable equity securities	$13,344	$—	$—	$13,344	$11,463	$—	$—	$11,463
Total Other Investment
Securities	$13,344	$—	$—	$13,344	$11,463	$—	$—	$11,463

Securities with limited marketability, such as stock in the Federal Reserve Bank or the Federal Home Loan Bank, are carried at cost and are reported as non-marketable equity securities in the table above.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities).  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$2,583	$66	$851	$8	$3,434	$74
Mortgage-backed securities:
U.S. Government agencies	138,569	3,665	—	—	138,569	3,665
Private label	1,781	21	—	—	1,781	21
Trust preferred securities	3,136	312	4,979	2,167	8,115	2,479
Corporate securities	6,534	181	—	—	6,534	181
Investment funds	1,489	11	—	—	1,489	11
Total	$154,092	$4,256	$5,830	$2,175	$159,922	$6,431

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$1,163	$15	$—	$—	$1,163	$15
Mortgage-backed securities:
U.S. Government agencies	16,225	85	—	—	16,225	85
Trust preferred securities	348	51	5,836	2,761	6,184	2,812
Corporate securities	1,950	49	4,344	363	6,294	412
Total	$19,686	$200	$10,180	$3,124	$29,866	$3,324
Securities held-to-maturity:
Trust preferred securities	$—	$—	$3,380	$58	$3,380	$58

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: First National Corporation (FXNC) and First United Corporation (FUNC).

During the six months ended June 30, 2013, the Company did not record any credit-related net investment impairment losses. During the six months ended June 30, 2012, the Company recorded $0.3 million in credit-related net investment impairment losses. The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities with a remaining carrying value of $3.3 million at June 30, 2012. The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2013, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2013, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At June 30, 2013, the book value of the Company’s five pooled trust preferred securities totaled $4.9 million with an estimated fair value of $2.5 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring will cure such positions.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the six months ended June 30, 2013 and for the year ended December 31, 2012 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2012	$20,610	$6,048	$26,658
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	576	—	576
Deductions:
Called	—	(1,235)	(1,235)
Balance at December 31, 2012	21,186	4,813	25,999
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	—	—
Balance at June 30, 2013	$21,186	$4,813	$25,999

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of June 30, 2013 (dollars in thousands):

Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1		Pooled	Mezz	$1,087	$425	$385	(40)	Ca	9	19.5%	14.2%	(2)	28.4%
P2		Pooled	Mezz	3,110	436	886	450	Ca	8	25.9%	7.1%	(2)	36.5%
P3	(5)	Pooled	Mezz	2,962	1,419	324	(1,095)	Caa3	22	25.5%	8.2%	(2)	13.0%
P4	(6)	Pooled	Mezz	4,060	400	106	(294)	Ca	9	19.2%	8.2%	(3)	23.0%
P5		Pooled	Mezz	6,046	826	470	(356)	Ca	10	26.0%	21.0%	(2)	15.6%
		Held to Maturity:
P6		Pooled	Mezz	2,102	220	769	549	Ca	9	19.5%	14.2%	(2)	28.4%
P7		Pooled	Mezz	4,130	73	1,182	1,109	Ca	8	25.9%	7.1%	(2)	36.5%
		Single issuer trust preferredsecurities
		Available for sale:
S5		Single		261	235	278	43	NR	1	—	—
		Held to Maturity:
S9		Single		4,000	4,000	4,000	—	NR	1	—	—

(1)
The differences noted consist of unrealized losses recorded at June 30, 2013 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

(2)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default. This model for this security assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, thus this bond could recover at a higher percentage upon default than zero.

(3)
Performing collateral is defined as total collateral minus all collateral that has been called, is currently deferring, or currently in default.  The model for this security assumes that one of the banks that is currently deferring will cure.  If additional underlying issuers cure, this bond could recover at a higher percentage.

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

(5)
No other-than-temporary impairment losses were recognized during the six months ended June 30, 2013.  Other-than-temporary impairment losses of $11,000 were recognized during the year ended December 31, 2012.

(6)
No other-than-temporary impairment losses were recognized during the six months ended June 30, 2013.  Other-than-temporary impairment losses of $565,000 were recognized during the year ended December 31, 2012.

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$6,024	$6,033
Due after one year through five years	23,148	23,475
Due after five years through ten years	41,376	42,611
Due after ten years	253,098	250,278
	$323,646	$322,397
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	4,293	5,951
	$4,293	$5,951

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Gross realized gains	$9	$946	$93	$946
Gross realized losses	—	(114)	—	(145)
Net investment security gains	$9	$832	$93	$801

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $231 million and $228 million at June 30, 2013 and December 31, 2012, respectively.

Note E –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2013	December 31, 2012
Residential real estate	$1,170,123	$1,031,435
Home equity – junior liens	138,367	143,110
Commercial and industrial	138,299	108,739
Commercial real estate	1,023,311	821,970
Consumer	54,242	36,564
DDA overdrafts	3,103	4,551
Gross loans	2,527,445	2,146,369
Allowance for loan losses	(20,069)	(18,809)
Net loans	$2,507,376	$2,127,560

Construction loans of $15.9 million and $15.4 million are included within residential real estate loans at June 30, 2013 and December 31, 2012, respectively.  Construction loans of $24.7 million and $15.4 million are included within commercial real estate loans at June 30, 2013 and December 31, 2012, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The information in the following tables related to the Community acquisition are estimated amounts, based on management's assumptions. Once the purchase price allocation is finalized, actual results could be significantly different than those assumed below.

The following table details the loans acquired in conjunction with the Virginia Savings and Community acquisitions (in thousands):

	Virginia
	Savings	Community	Total
June 30, 2013
Outstanding loan balance	$57,294	$330,214	$387,508

Credit-impaired loans:
Carrying value	5,421	27,845	33,266
Contractual principal and interest	7,330	47,850	55,180

December 31, 2012
Outstanding loan balance	$65,219	$—	$65,219

Credit-impaired loans:
Carrying value	7,018	—	7,018
Contractual principal and interest	10,759	—	10,759

Changes in the accretable yield for the six months ended June 30, 2013 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$1,823	$7,018	$—	$—	$1,823	$7,018
Additions	—	—	5,587	31,703	5,587	31,703
Accretion	(746)	746	(1,088)	1,088	(1,834)	1,834
Net reclassifications to accretable yield from
non-accretable yield	889	—	—	—	889	—
Payments received, net	—	(2,341)	—	(4,946)	—	(7,287)
Disposals	(554)	(2)	(20)	—	(574)	(2)
Balance at the end of period	$1,412	$5,421	$4,479	$27,845	$5,891	$33,266

A reconciliation of the contractual required principal and interest balance to the basis of purchased credit-impaired loans as of June 30, 2013 is as follows (in thousands):

	Virginia
	Savings	Community	Total
Contractual required principal and interest	$7,330	$47,850	$55,180
Nonaccretable difference	(497)	(15,526)	(16,023)
Expected cash flows	6,833	32,324	39,157
Accretable yield	(1,412)	(4,479)	(5,891)
Basis in acquired loans	$5,421	$27,845	$33,266

Increases in expected cash flow subsequent to the acquisition are recognized first as a reduction of any previous impairment, then prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss an increase in the allowance for purchased credit-impaired loans.
Note F – Allowance For Loan Losses

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

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2013 and 2012 (in thousands).  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2013 and December 31, 2012 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Six months ended June 30, 2013
Allowance for loan loss
Beginning balance	$498	$10,440	$5,229	$1,699	$81	$862	$18,809
Charge-offs	392	622	1,111	270	224	687	3,306
Recoveries	21	34	68	—	217	477	817
Provision	939	642	1,792	222	7	147	3,749
Ending balance	$1,066	$10,494	$5,978	$1,651	$81	$799	$20,069

Six months ended June 30, 2012
Allowance for loan loss
Beginning balance	$590	$11,666	$3,591	$2,773	$88	$701	$19,409
Charge-offs	117	2,015	494	856	95	710	4,287
Recoveries	2	97	7	11	64	524	705
Provision	110	1,341	720	1,009	171	274	3,625
Ending balance	$585	$11,089	$3,824	$2,937	$228	$789	$19,452

As of June 30, 2013
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$750	$—	$—	$—	$—	$750
Collectively	1,066	9,567	5,978	1,651	81	799	19,142
Acquired with deteriorated
credit quality	—	177	—	—	—	—	177
Total	$1,066	$10,494	$5,978	$1,651	$81	$799	$20,069

Loans
Evaluated for impairment:
Individually	$—	$12,505	$464	$297	$—	$—	$13,266
Collectively	133,697	985,856	1,168,267	135,856	54,134	3,103	2,480,913
Acquired with deteriorated
credit quality	4,602	24,950	1,392	2,214	108	—	33,266
Total	$138,299	$1,023,311	$1,170,123	$138,367	$54,242	$3,103	$2,527,445

As of December 31, 2012
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	498	10,440	5,229	1,699	81	862	18,809
Acquired with deteriorated
credit quality	—	—	—	—	—	—	—
Total	$498	$10,440	$5,229	$1,699	$81	$862	$18,809

Loans
Evaluated for impairment:
Individually	$—	$9,912	$469	$298	$—	$—	$10,679
Collectively	107,044	807,060	1,030,840	142,724	36,453	4,551	2,128,672
Acquired with deteriorated
credit quality	1,695	4,998	126	88	111	—	7,018
Total	$108,739	$821,970	$1,031,435	$143,110	$36,564	$4,551	$2,146,369

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

The following presents loans by the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
June 30, 2013
Pass	$123,406	$933,365	$1,056,771
Special mention	3,252	30,769	34,021
Substandard	11,202	58,661	69,863
Doubtful	439	516	955
Total	$138,299	$1,023,311	$1,161,610

December 31, 2012
Pass	$105,690	$771,617	$877,307
Special mention	878	15,015	15,893
Substandard	2,171	35,338	37,509
Doubtful	—	—	—
Total	$108,739	$821,970	$930,709
     The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
June 30, 2013
Residential real estate	$1,159,816	$10,307	$1,170,123
Home equity - junior lien	137,683	684	138,367
Consumer	53,502	740	54,242
DDA overdrafts	2,813	290	3,103
Total	$1,353,814	$12,021	$1,365,835

December 31, 2012
Residential real estate	$1,029,142	$2,293	$1,031,435
Home equity - junior lien	141,961	1,149	143,110
Consumer	36,564	—	36,564
DDA overdrafts	4,548	3	4,551
Total	$1,212,215	$3,445	$1,215,660

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

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of June 30, 2013 and December 31, 2012 (in thousands):

	Originated Loans
	June 30, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,045,086	$5,609	$716	$200	$1,851	$1,053,462
Home equity - junior lien	135,000	621	34	—	28	135,683
Commercial and industrial	100,805	18	—	216	88	101,127
Commercial real estate	795,074	1,701	204	652	13,739	811,370
Consumer	35,089	97	5	—	—	35,191
DDA overdrafts	2,813	281	7	2	—	3,103
Total	$2,113,867	$8,327	$966	$1,070	$15,706	$2,139,936

	Acquired Loans
	June 30, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$114,730	$785	$77	$1,069	$—	$116,661
Home equity - junior lien	2,684	—	—	—	—	2,684
Commercial and industrial	33,864	771	64	2,473	—	37,172
Commercial real estate	199,663	1,187	195	10,896	—	211,941
Consumer	18,413	577	32	29	—	19,051
DDA overdrafts	—	—	—	—	—	—
Total	$369,354	$3,320	$368	$14,467	$—	$387,509

	Total Loans
	June 30, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,159,816	$6,394	$793	$1,269	$1,851	$1,170,123
Home equity - junior lien	137,684	621	34	—	28	138,367
Commercial and industrial	134,669	789	64	2,689	88	138,299
Commercial real estate	994,737	2,888	399	11,548	13,739	1,023,311
Consumer	53,502	674	37	29	—	54,242
DDA overdrafts	2,813	281	7	2	—	3,103
Total	$2,483,221	$11,647	$1,334	$15,537	$15,706	$2,527,445

	Originated Loans
	December 31, 2012
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,008,190	$4,910	$599	$239	$2,054	$1,015,992
Home equity - junior lien	132,847	2,379	477	37	1,112	136,852
Commercial and industrial	105,989	260	236	—	98	106,583
Commercial real estate	766,404	433	199	1	15,930	782,967

Consumer	34,084	113	8	—	—	34,205
DDA overdrafts	4,270	270	8	3	—	4,551
Total	$2,051,784	$8,365	$1,527	$280	$19,194	$2,081,150

	Acquired Loans
	December 31, 2012
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$15,443	$—	$—	$—	$—	$15,443
Home equity - junior lien	6,258	—	—	—	—	6,258
Commercial and industrial	1,152	—	—	1,004	—	2,156
Commercial real estate	37,210	9	47	1,737	—	39,003
Consumer	2,359	—	—	—	—	2,359
DDA overdrafts	—	—	—	—	—	—
Total	$62,422	$9	$47	$2,741	$—	$65,219

	Total Loans
	December 31, 2012
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,023,633	$4,910	$599	$239	$2,054	$1,031,435
Home equity - junior lien	139,105	2,379	477	37	1,112	143,110
Commercial and industrial	107,141	260	236	1,004	98	108,739
Commercial real estate	803,614	442	246	1,738	15,930	821,970
Consumer	36,443	113	8	—	—	36,564
DDA overdrafts	4,270	270	8	3	—	4,551
Total	$2,114,206	$8,374	$1,574	$3,021	$19,194	$2,146,369

The following presents the Company’s impaired loans, by class, as of June 30, 2013 and December 31, 2012 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$464	$464	$—	$469	$469	$—
Home equity - junior liens	297	297	—	298	298	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	9,420	13,101	—	9,912	14,781	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$10,181	$13,862	$—	$10,679	$15,548	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	3,085	3,085	750	—	—	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$3,085	$3,085	$750	$—	$—	$—

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the six months ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$464	$—	$—	$—
Home equity - junior liens	297	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	9,450	—	4,337	85
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$10,211	$—	$4,337	$85

With an allowance recorded
Residential real estate	$—	$—	$936	$22
Home equity - junior liens	—	—	1,657	20
Commercial and industrial	—	—	184	5
Commercial real estate	3,103	—	14,409	298
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$3,103	$—	$17,186	$345

     Approximately $0.3 million and $0.4 million of interest income would have been recognized during the six months ended June 30, 2013 and 2012, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2013.

Loan Modifications

The Company’s policy on loan modifications typically does not allow for modifications that would be considered a concession from the Company.  However, when there is a modification, the Company evaluates each modification to determine if the modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASU 2011-2, whereby a modification of a loan would be considered a TDR when both of the following conditions are met: (1) a borrower is experiencing financial difficulty and (2) the modification constitutes a concession.  When determining whether the borrower is experiencing financial difficulties, the Company reviews whether the debtor is currently in payment default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification.  Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal and interest) in accordance with the contractual terms for the foreseeable future, without a modification.

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

The following tables set forth the Company’s TDRs (in thousands):

	June 30, 2013			December 31, 2012
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$95	$—	$95	$101	$—	$101
Commercial real estate	1,791	—	1,791	734	—	734
Residential real estate	20,891	588	21,479	15,083	162	15,245
Home equity	2,949	14	2,963	7,068	418	7,486
Consumer	—	—	—	142	—	142
	$25,726	$602	$26,328	$23,128	$580	$23,708

	New TDRs			New TDRs
	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	1	$95	$95	—	$—	$—
Commercial real estate	3	1,571	1,571	—	—	—
Residential real estate	26	2,845	2,845	—	—	—
Home equity	8	185	185	—	—	—
Consumer	—	—	—	1	146	146
	38	$4,696	$4,696	1	$146	$146

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

As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio as “previously securitized loans,” at the lower of carrying value or fair value.  Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans.  As of June 30, 2013, there is no carrying value remaining on these loans, while the actual contractual balances of these loans was $6.9 million.  During the three and six months ended June 30, 2013 and 2012, the Company recognized $0.7 million and $1.4 million and $0.7 million and $1.6 million, respectively, of interest income from its previously securitized loans.

Note H – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	June 30, 2013	December 31, 2012
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.78% and 3.89%, respectively	$16,495	$16,495

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

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company.  The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the trust preferred securities.  The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreement establishing the trust, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust preferred securities.  The Capital Securities issued by the statutory business trusts qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

Note I – Derivative Instruments

As of June 30, 2013 and December 31, 2012, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.

The following table summarizes the fair value of these derivative instruments at June 30, 2013 and December 31, 2012 (in thousands):

Fair Value:	June 30, 2013	December 31, 2012

Other Assets	$5,758	$14,012
Other Liabilities	5,758	14,012

The following table summarizes the change in fair value of these derivative instruments for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Change in Fair Value:
Other income - derivative asset	$(6,211)	$4,016	$(7,790)	$2,258
Other income - derivative liability	6,211	(4,016)	7,790	(2,258)

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2013 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative assets:
Interest rate swap agreements	$5,758		$5,758		$5,758	$5,758	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative liabilities:
Interest rate swap agreements	$5,758		$5,758		$6,152	$6,152	$—

Note J – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the '2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2013		2012
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	289,544	$34.38	293,817	$33.95
Granted	15,475	37.74	16,876	35.39
Exercised	(62,685)	32.89	(16,899)	28.87
Forfeited	(1,500)	36.90	(1,500)	34.73
Outstanding at June 30	240,834	$34.96	292,294	$34.32

Additional information regarding stock options outstanding and exercisable at June 30, 2013, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	102,483	$31.25	45	$789	52,565	$32.28	21	$350
$35.09 - $40.88	138,351	37.71	63	209	90,000	38.61	40	69
	240,834			$998	142,565			$419

Proceeds from stock option exercises were $1.4 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2013 and 2012 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.2 million and less than $0.2 million during the six months ended June 30, 2013 and 2012, respectively.

Stock-based compensation expense was approximately $0.1 million for both the six months ended June 30, 2013 and 2012.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at June 30, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

	Six months ended June 30,
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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.3 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $3.1 million at June 30, 2013. At June 30, 2013, this unrecognized expense is expected to be recognized over 4.2 years years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2013		2012
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	116,711		108,209
Granted	32,083	$37.57	23,336	$34.94
Forfeited/Vested	(8,075)		(12,900)
Outstanding at June 30	140,719		118,645

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.4 million for both the six months ended June 30, 2013 and 2012.

The Company maintains two defined benefit pension plan (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Classic Bancshares, Inc. and Community Financial Corporation). The Classic Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations. The Community Defined Benefit Plan was frozen as of December 31, 2012 and maintains a March 31st year-end for purposes of computing its benefit obligations. The Company made contributions of approximately $0.2 million and $0.2 million to the Defined Benefit Plans during the six months ended June 30, 2013 and 2012, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Components of net periodic cost:
Interest cost	$186	$159	$332	$318
Expected return on plan assets	(233)	(202)	(419)	(404)
Net amortization and deferral	245	174	465	348
Net Periodic Pension Cost	$198	$131	$378	$262

Note K – Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  The Company has entered into agreements with its customers to extend credit or provide a conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment.  Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion.  Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfunded portion of these commitments is not reflected in the balance sheet.  The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$177,076	$156,274
Commercial real estate	30,892	33,869
Other commitments	186,444	171,670
Standby letters of credit	15,098	16,743
Commercial letters of credit	1,028	425

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

Note L – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2011	$(4,732)	$825	$(3,907)

Other comprehensive income before reclassifications	—	1,740	1,740
Amounts reclassified from other comprehensive loss	—	(310)	(310)
	—	1,430	1,430

Balance at June 30, 2012	$(4,732)	$2,255	$(2,477)

Balance at December 31, 2012	$(4,995)	$3,573	$(1,422)

Other comprehensive income before reclassifications	—	(4,059)	(4,059)
Amounts reclassified from other comprehensive loss	—	(59)	(59)
	—	(4,118)	(4,118)

Balance at June 30, 2013	$(4,995)	$(545)	$(5,540)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Statements
	2013	2012	2013	2012	of Income

Securities available-for-sale:
Net securities (gains) losses reclassified into earnings	$(9)	$(528)	$(93)	$(497)	Security gains (losses)
Related income tax expense (benefit)	3	199	34	187	Income tax expense
Net effect on accumulated other comprehensive loss	$(6)	$(329)	$(59)	$(310)

Note M – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Distributed earnings allocated to common stock	$5,751	$5,146	$11,502	$10,291
Undistributed earnings allocated to common stock	7,139	2,208	9,303	7,011
Net earnings allocated to common shareholders	$12,890	$7,354	$20,805	$17,302

Average shares outstanding	15,582	14,680	15,521	14,676
Effect of dilutive securities:
Warrants outstanding	62	—	59	—
Employee stock options	108	79	107	84
Shares for diluted earnings per share	15,752	14,759	15,687	14,760

Basic earnings per share	$0.83	$0.50	$1.34	$1.18
Diluted earnings per share	$0.82	$0.50	$1.33	$1.17

Options to purchase approximately 57,500 and 208,900 shares of common stock at an exercise price between $39.34 and $40.88 and between $32.93 and $40.88 per share were outstanding during the second quarter of 2013 and the second quarter of 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

Note N – Fair Value Measurements

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

The Company utilizes a third party pricing service provider to value its Level 1 and Level 2 investment securities.  Annually, the Company obtains an independent auditor’s report from its third party pricing service provider regarding its controls over investment securities.  Although no control deficiencies were noted, the report did contain caveats and disclaimers regarding the pricing information, such as the Company should review fair values for reasonableness.  On a quarterly basis, the Company selects a sample of its debt securities and reprices those securities with a third party that is independent of the primary pricing service provider to verify the reasonableness of the fair values. In addition, the Company selects a sample of securities and reviews the underlying support from the primary pricing service provider.

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2013.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position.

There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three and six months ended June 30, 2013.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data for real estate collateral or Level 3 inputs for non-real estate collateral.  The following table presents assets and liabilities measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2013
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,925	$—	$2,925	$—
Obligations of states and political subdivisions	43,989	—	43,989	—
Mortgage-backed securities:
U.S. Government agencies	251,256	—	251,256	—
Private label	2,676	—	2,676	—
Trust preferred securities	11,707	—	9,258	2,449
Corporate securities	9,844	—	9,844	—
Marketable equity securities	4,871	4,871	—	—
Investment funds	1,514	1,514	—	—
Derivative assets	5,758	—	5,758	—
Financial Liabilities
Derivative liabilities	5,758	—	5,758	—

Nonrecurring fair value measurements
Impaired loans	$12,516	$—	$—	$12,516	$(750)
Other real estate owned	10,837	—	—	10,837	(20)

December 31, 2012
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3,888	$—	$3,888	$—
Obligations of states and political subdivisions	48,929	—	48,929	—
Mortgage-backed securities:
U.S. Government agencies	286,482	—	286,482	—
Private label	3,272	—	3,272	—
Trust preferred securities	12,645	—	10,260	2,385
Corporate securities	15,947	—	15,947	—
Marketable equity securities	4,185	4,185	—	—
Investment funds	1,774	1,774	—	—
Derivative assets	14,012	—	14,012	—
Financial Liabilities
Derivative liabilities	14,012	—	14,012	—

Nonrecurring fair value measurements
Impaired loans	$10,679	$—	$—	$10,679	$—
Other real estate owned	$8,162	$—	$—	$8,162	$(1,021)
Other assets	$1,000	$—	$1,000	$—	$(288)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six months ended June 30,
	2013	2012
Beginning balance	$2,385	$1,982
Impairment losses on investment securities	—	—
Included in other comprehensive income	1,840	61
Dispositions	(1,776)	—
Transfers into Level 3	—	—
Ending Balance	$2,449	$2,043

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2013 and 2012, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2013 and 2012, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30,
	2013	2012

Beginning balance	$10,679	$13,500

Loans classified as impaired during the period	3,085	—
Specific valuation allowance allocations	(750)	—
	2,335	—

(Additional) reduction in specific valuation allowance allocations	—	1,371

Paydowns, payoffs, other activity	(498)	(2,755)

Ending balance	$12,516	$12,116

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Six months ended June 30,
	2013	2012

Beginning balance	$8,162	$7,948

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	3,307	3,266
Charge-offs recognized in the allowance for loan losses	(1,059)	(1,161)
Fair value	2,248	2,105

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	85	1,581
Fair value	65	985
Write-downs included in other non-interest expense	(20)	(596)

Acquired	3,492	728
Disposed	(3,045)	(1,488)

Ending balance	$10,837	$8,697

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

Deposits:  The fair values of demand deposits (i.e., interest and noninterest-bearing deposits, regular savings and other money market demand accounts) are, by definition, equal to their carrying values. The fair values of time deposits were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Short-term debt: Securities sold under agreements to repurchase represent borrowings with original maturities of less than 90 days. The carrying amount of borrowings under purchase agreements approximate their fair value.

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

The following table represents the estimates of fair value of financial instruments (in thousands). This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Cash and cash equivalents	$192,334	$192,334	$192,334	$—	$—
Securities available-for-sale	328,782	328,782	6,385	319,948	2,449
Securities held-to-maturity	4,293	5,951	—	5,951	—
Other securities	13,344	13,344	—	13,344	—
Net loans	2,507,376	2,536,584	—	—	2,536,584
Accrued interest receivable	8,275	8,275	8,275	—	—
Derivative assets	5,758	5,758	—	5,758	—

Liabilities:
Deposits	2,835,950	2,844,748	1,727,481	1,117,267	—
Short-term debt	124,343	124,349	—	124,349	—
Long-term debt	16,495	16,463	—	16,463	—
Derivative liabilities	5,758	5,758	—	5,758	—

December 31, 2012
Assets:
Cash and cash equivalents	84,994	84,994	84,994	—	—
Securities available-for-sale	377,122	377,122	5,959	368,778	2,385
Securities held-to-maturity	13,454	13,861	—	13,861	—
Other securities	11,463	11,463	—	11,463	—
Net loans	2,127,560	2,162,856	—	—	2,162,856
Accrued interest receivable	6,692	6,692	6,692	—	—
Derivative assets	14,012	14,012	—	14,012	—

Liabilities:
Deposits	2,409,316	2,381,495	1,447,954	933,541	—
Short-term debt	114,646	114,648	—	114,648	—
Long-term debt	16,495	16,462	—	16,462	—
Derivative liabilities	14,012	14,012	—	14,012	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2012 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2012 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, other-than-temporary impairment on investment securities and purchased credit-impaired loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

The section Allowance and Provision for Loan Losses provides management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three and six months ended June 30, 2013 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

The Company values purchased credit-impaired loans at fair value in accordance with ASC Topic 310-30. In determining the estimated fair value, management considers several factors, such as estimated future credit losses, estimated prepayments, remaining lives of the acquired loans, estimated value of the underlying collateral and the net present value of the cash flows expected to be received. For these loans, the expected cash flows that exceed the fair value of the loan represent the accretable yield, which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The non-accretable difference represents the difference between the contractually required principal and interest payments and the cash flows expected to be collected based upon management's estimation. Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company's allowance for loan losses. Subsequent increases in the expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges with a corresponding adjustment to the accretable yield, which will result in the recognition of additional interest income over the remaining lives of the loans.

Financial Summary

Six months ended June 30, 2013 vs. 2012

The Company reported consolidated net income of $21.0 million, or $1.33 per diluted common share, for the six months ended June 30, 2013, compared to $17.4 million, or $1.17 per diluted common share, for the six months ended June 30, 2012. Return on average assets (“ROA”) was 1.25% and return on average equity (“ROE”) was 11.5%  for the first six months of 2013, compared to 1.26% and 10.9%, respectively, for the first six months of 2012.  The results for the six months ended June 30, 2013 include $5.6 million, or $0.24 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Community Financial Corporation ("Community").  Excluding these acquisition and integration expenses, the Company would have reported net income of $24.7 million, a return on average assets of 1.47% and a return on average equity of 13.6%. The results for the six months ended June 30, 2012 include $4.2 million, or $0.19 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Virginia Savings Bancorp, Inc. ("Virginia Savings").  Excluding these acquisition and integration expenses, the Company would have reported net income of $20.2 million, a return on average assets of 1.46% and a return on average equity of 12.7%.

The Company’s net interest income for the first six months of 2013 increased $13.5 million compared to the first six months of 2012 (see Net Interest Income). The Company recorded a provision for loan losses of $3.7 million for the first six months of 2013 compared to $3.6 million for the first six months of 2012 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $1.7 million from the six months ended June 30, 2012, to the six months ended June 30, 2013.  Non-interest expenses for the six months ended June 30, 2013 increased $9.1 million from the six months ended June 30, 2012.

Three months ended June 30, 2013 vs. 2012

The Company reported consolidated net income of $13.0 million, or $0.82 per diluted common share, for the three months ended June 30, 2013, compared to $7.4 million, or $0.50 per diluted common share, for the three months ended June 30, 2012. Return on average assets (“ROA”) was 1.53% and return on average equity (“ROE”) was 14.0% for the three months ended June 30, 2013 compared to 1.06% and 9.2%, respectively, for the second quarter of 2012. The results for the three months ended June 30, 2012 include $4.0 million, or $0.18 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Virginia Savings. Excluding these acquisition and integration expenses, the Company would have reported net income of $10.1 million, a return on average assets of 1.44% and a return on average equity of 12.5%.

The Company’s net interest income for the second quarter of 2013 increased $7.5 million compared to the second quarter of 2012 (see Net Interest Income). The Company recorded a provision for loan losses of $2.0 million for the second quarter of 2013 compared to $1.7 million for the second quarter of 2012 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.5 million from the second quarter of 2012, to the second quarter of 2013.  Non-interest expenses for the three months ended June 30, 2013 decreased $0.8 million from the three months ended June 30, 2012.

Net Interest Income

Six months ended June 30, 2013 vs. 2012

The Company’s tax equivalent net interest income increased $13.4 million, or 28.1%, from $47.8 million for the six months ended June 30, 2012 to $61.2 million for the six months ended June 30, 2013. This increase is primarily due to the acquisitions of VSB and Community Bank, and an increase in the accretion related to these acquisitions. The Company’s reported net interest margin increased from 3.94% for the six months ended June 30, 2012 to 4.26% for the six months ended June 30, 2013. Excluding the favorable impact of the accretion from the fair value adjustments ($5.7 million), the net interest margin for the six months ended June 30, 2013 would have been 3.87%.

Three months ended June 30, 2013 vs. 2012

The Company’s tax equivalent net interest income increased $7.4 million, or 30.9%, from $24.0 million for the second quarter of 2012 to $31.5 million for the second quarter of 2013. This increase is primarily due to the acquisitions of VSB and Community Bank, and an increase in the accretion related to these acquisitions. The Company’s reported net interest margin increased from 3.91% for the quarter ended June 30, 2012 to 4.35% for the quarter ended June 30, 2013. Excluding the favorable impact of the accretion from the fair value adjustments ($3.5 million), the net interest margin for the three months ended June 30, 2013 would have been 3.86%.

The following schedule presents the actual and estimated future accretion related to the fair value adjustments on net interest income as a result of the Company's acquisitions (in thousands). The amounts in the table below require management to make significant assumptions based on estimated future default, prepayment and discount rates. Actual performance could be significantly different from that assumed, which could result in actual results being materially different than those estimated below.

	Virginia Savings		Community
		Certificates of		Certificates of
Year Ended	Loans	Deposit	Loans	Deposit	Total
1Q 2013	$985	$178	$858	$160	$2,181
2Q 2013	1,334	122	1,887	174	3,517
Remainder 2013	718	242	2,755	305	4,020
2014	974	537	3,483	294	5,288
2015	729	518	1,993	160	3,400
Thereafter	1,494	497	8,458	48	10,497

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Six months ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,283,907	$27,284	4.29%	$1,082,038	$23,731	4.41%
Commercial, financial, and agriculture(3)	1,139,187	29,845	5.28	869,782	19,326	4.47
Installment loans to individuals(4), (5)	66,649	3,217	9.73	44,060	1,521	6.94
Previously securitized loans(6)	—	1,363	***	—	1,632	***
Total loans	2,489,743	61,709	5.00	1,995,880	46,210	4.66
Securities:
Taxable	338,627	5,382	3.21	365,233	7,907	4.35
Tax-exempt(7)	32,386	978	6.09	40,397	1,162	5.78
Total securities	371,013	6,360	3.46	405,630	9,069	4.50
Deposits in depository institutions	8,238	—	—	7,269	—	—
Federal funds sold	26,320	21	0.16	26,793	23	0.17
Total interest-earning assets	2,895,314	68,090	4.74	2,435,572	55,302	4.57
Cash and due from banks	144,096			73,171
Bank premises and equipment	81,604			66,841
Other assets	260,449			216,033
Less: allowance for loan losses	(19,782)			(19,452)
Total assets	$3,361,681			$2,772,165
Liabilities
Interest-bearing demand deposits	$607,339	$358	0.12%	$528,714	351	0.13%
Savings deposits	593,880	430	0.15	461,705	372	0.16
Time deposits(8)	1,111,696	5,634	1.02	892,516	6,328	1.43
Short-term borrowings	118,838	149	0.25	117,685	150	0.26
Long-term debt	16,495	309	3.78	16,495	333	4.06
Total interest-bearing liabilities	2,448,248	6,880	0.57	2,017,115	7,534	0.75
Noninterest-bearing demand deposits	508,865			403,305
Other liabilities	40,142			32,676
Stockholders’ equity	364,426			319,069
Total liabilities and stockholders’ equity	$3,361,681			$2,772,165
Net interest income		$61,210			$47,768
Net yield on earning assets			4.26%			3.94%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
For the six months ended June 30, 2013, interest income on residential real estate loans includes $0.5 million and $0.2 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

(3)
For the six months ended June 30, 2013, interest income on commercial, financial and agriculture loans includes $1.7 million and $1.9 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)
For the six months ended June 30, 2013, interest income on installment loans includes $0.1 million and $0.6 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

(6)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(7)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.
(8)
For the six months ended June 30, 2013, interest expense on time deposits includes $0.3 million and $0.3 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Six months ended June 30, 2013 vs. 2012
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$4,415	$(862)	$3,553
Commercial, financial, and agriculture	5,969	4,550	10,519
Installment loans to individuals	778	918	1,696
Previously securitized loans	—	(269)	(269)
Total loans	11,162	4,337	15,499
Securities:
Taxable	(574)	(1,951)	(2,525)
Tax-exempt(1)	(230)	46	(184)
Total securities	(804)	(1,905)	(2,709)
Federal funds sold	—	(2)	(2)
Total interest-earning assets	$10,358	$2,430	$12,788
Interest-bearing liabilities:
Interest-bearing demand deposits	$52	$(45)	$7
Savings deposits	106	(48)	58
Time deposits	1,550	(2,244)	(694)
Short-term borrowings	1	(2)	(1)
Long-term debt	—	(24)	(24)
Total interest-bearing liabilities	$1,709	$(2,363)	$(654)
Net Interest Income	$8,649	$4,793	$13,442

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,290,188	$13,564	4.22%	$1,096,164	$11,904	4.37%
Commercial, financial, and agriculture(3)	1,156,269	15,654	5.43	876,678	9,742	4.47
Installment loans to individuals(4),(5)	67,426	1,839	10.94	46,439	751	6.50
Previously securitized loans(6)	—	714	***	—	746	***
Total loans	2,513,883	31,771	5.07	2,019,281	23,143	4.61
Securities:
Taxable	327,252	2,632	3.23	378,656	3,943	4.19
Tax-exempt(7)	31,789	479	6.04	39,678	566	5.74
Total securities	359,041	3,111	3.48	418,334	4,509	4.34
Deposits in depository institutions	7,451	—	—	6,951	—	—
Federal funds sold	22,747	9	0.16	26,124	12	0.20
Total interest-earning assets	2,903,122	34,891	4.82	2,470,690	27,664	4.50
Cash and due from banks	175,837			70,858
Bank premises and equipment	82,243			68,936
Other assets	261,552			215,692
Less: allowance for loan losses	(20,089)			(19,179)
Total assets	$3,402,665			$2,806,997
Liabilities
Interest-bearing demand deposits	$611,334	$179	0.12%	$533,666	$173	0.13%
Savings deposits	603,604	216	0.14	474,976	184	0.16
Time deposits(8)	1,116,358	2,800	1.01	895,921	3,026	1.36
Short-term borrowings	125,729	79	0.25	121,424	77	0.26
Long-term debt	16,495	153	3.72	16,495	165	4.02
Total interest-bearing liabilities	2,473,520	3,427	0.56	2,042,482	3,625	0.71
Noninterest-bearing demand deposits	519,212			413,709
Other liabilities	37,698			28,921
Stockholders’ equity	372,235			321,885
Total liabilities and stockholders’ equity	$3,402,665			$2,806,997
Net interest income		$31,464			$24,039
Net yield on earning assets			4.35%			3.91%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
For the three months ended June 30, 2013, interest income on residential real estate loans includes $0.2 million and $0.1 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

(3)
For the three months ended June 30, 2013, interest income on commercial, financial and agriculture loans includes $1.0 million and $1.3 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)
For the three months ended June 30, 2013, interest income on installment loans includes $0.1 million and $0.5 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

(6)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(7)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.
(8)
For the three months ended June 30, 2013, interest expense on time deposits includes $0.1 million and $0.2 million of accretion related to the fair value market adjustments due to the acquisitions of Virginia Savings Bancorp, Inc. and Community Financial Corporation, respectively.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended June 30, 2013 vs. 2012
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,113	$(453)	$1,660
Commercial, financial, and agriculture	3,115	2,797	5,912
Installment loans to individual	340	748	1,088
Previously securitized loans	—	(32)	(32)
Total loans	5,568	3,060	8,628
Securities:
Taxable	(537)	(774)	(1,311)
Tax-exempt(1)	(113)	26	(87)
Total securities	(650)	(748)	(1,398)
Federal funds sold	(2)	(1)	(3)
Total interest-earning assets	$4,916	$2,311	$7,227
Interest-bearing liabilities:
Interest-bearing demand deposits	$25	$(19)	$6
Savings deposits	50	(18)	32
Time deposits	747	(973)	(226)
Short-term borrowings	3	(1)	2
Long-term debt	—	(12)	(12)
Total interest-bearing liabilities	$825	$(1,023)	$(198)
Net Interest Income	$4,091	$3,334	$7,425

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Five
Loan Portfolio
(In thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
Residential real estate	$1,170,123	$1,031,435	$997,016
Home equity – junior liens	138,367	143,110	143,400
Commercial and industrial	138,299	108,739	116,288
Commercial real estate	1,023,311	821,970	768,176
Consumer	54,242	36,564	37,383
DDA overdrafts	3,103	4,551	3,326
Total loans	$2,527,445	$2,146,369	$2,065,589

Loan balances increased $381.1 million from December 31, 2012 to June 30, 2013, with the acquisition of Community contributing $371 million.  Excluding the acquisition of Community, which contributed $116 million, residential real estate loans

increased $22.4 million, or 2.2%, from December 31, 2012 to June 30, 2013.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At June 30, 2013, $15.9 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $5.0 million during the first six months of 2013.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.

Excluding the acquisition of Community, which contributed $185 million, commercial real estate loans increased $16.8 million, or 2.0%, from December 31, 2012 to June 30, 2013.  At June 30, 2013, $24.7 million of the commercial real estate loans were for commercial properties under construction.  Excluding the acquisition of Community, which contributed $46 million, commercial and industrial loans (“C&I”) decreased $16.2 million from December 31, 2012 to June 30, 2013.  This decrease is primarily due to the continuation of a strategy engaged by the Company to allow certain other high risk loans to exit the portfolio.

Exclusive of the acquisition of Community (which contributed $24 million), consumer loans decreased $6.3 million during the first six months of 2013.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.7 million in the first six months of 2013 and $3.6 million in the first six months of 2012.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $2.5 million and $3.6 million for the first six months of 2013 and 2012, respectively.  Net charge-offs in the first six months of 2013 consisted primarily of net charge-offs on residential real estate loans of $1.0 million and commercial real estate loans of $0.6 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.28% at December 31, 2012 to 1.09% at June 30, 2013.  The Company’s ratio of non-performing assets to total loans and other real estate owned is less than 35% of the 3.45% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended March 30, 2013.

The ALLL at June 30, 2013 was $20.1 million compared to $18.8 million at December 31, 2012.  Below is a summary of the changes in the components of the ALLL from December 31, 2012 to June 30, 2013.

The allowance allocated to the commercial real estate loan portfolio (see Table Nine) increased $0.1 million, or 0.52%, from $10.4 million at December 31, 2012 to $10.5 million at June 30, 2013.

The allowance related to the commercial and industrial loan portfolio increased from $0.5 million at December 31, 2012 to $1.1 million at June 30, 2013 (see Table Nine). This increase was due to a downgrade of a particular credit.

The allowance allocated to the residential real estate portfolio (see Table Nine) increased $0.7 million from $5.2 million at December 31, 2012 to $6.0 million at June 30, 2013.

The allowance allocated to the home equity loan portfolio (see Table Nine) remained flat at $1.7 million at June 30, 2013.

The allowance allocated to the consumer loan portfolio (see Table Nine) remained flat at $0.1 million at June 30, 2013.

The allowance allocated to overdraft deposit accounts (see Table Nine) decreased modestly from $0.9 million at December 31, 2012 to $0.8 million at June 30, 2013.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2013, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses
(In thousands)

	Six months ended June 30,		Year ended December 31,
	2013	2012	2012
Balance at beginning of period	$18,809	$19,409	$19,409
Charge-offs:
Commercial and industrial	392	117	226
Commercial real estate	622	2,015	4,604
Residential real estate	1,111	494	1,030
Home equity	270	856	1,355
Consumer	224	95	190
DDA overdrafts	687	710	1,522
Total charge-offs	3,306	4,287	8,927
Recoveries:
Commercial and industrial	21	2	32
Commercial real estate	34	97	289
Residential real estate	68	7	22
Home equity	—	11	18
Consumer	217	64	135
DDA overdrafts	477	524	1,456
Total recoveries	817	705	1,952
Net charge-offs	2,489	3,582	6,975
Provision for acquired loans	177	—	—
Provision for loan losses	3,572	3,625	6,375
Balance at end of period	$20,069	$19,452	$18,809
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.20%	0.36%	0.34%
Provision for loan losses (annualized)	0.30%	0.36%	0.31%
As a Percent of Non-Performing Loans:
Allowance for loan losses	119.63%	88.92%	96.59%

Table Seven
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of June 30,		December 31,
	2013	2012	2012
Non-accrual loans	$15,706	$21,726	$19,194
Accruing loans past due 90 days or more	1,070	149	280
Total non-performing loans	16,776	21,875	19,474

The average recorded investment in impaired loans during the six months ended June 30, 2013 and 2012 was $13.3 million and $21.5 million, respectively.  There was no interest income received in cash on non-accrual and impaired loans for the six months ended June 30, 2013. The Company recognized approximately $0.4 million of interest income received in cash on non-accrual and impaired loans for the six months ended June 30, 2012.  Approximately $0.3 million and $0.4 million of interest income would have been recognized during the six months ended June 30, 2013 and June 30, 2012, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2013.

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
Table Eight
Impaired Loans
(In thousands)

	As of June 30,		As of December 31,
	2013	2012	2012
Impaired loans with a valuation allowance	$3,085	$19,084	$—
Impaired loans with no valuation allowance	10,181	2,791	10,679
Total impaired loans	$13,266	$21,875	$10,679
Allowance for loan losses allocated to impaired loans	$750	$2,349	$—

Table Nine
Allocation of the Allowance for Loan Losses
(In thousands)

	As of June 30,		As of December 31,
	2013	2012	2012
Commercial and industrial	$1,066	$585	$498
Commercial real estate	10,494	11,089	10,440
Residential real estate	5,978	3,824	5,229
Home equity	1,651	2,937	1,699
Consumer	81	228	81
DDA overdrafts	799	789	862
Allowance for Loan Losses	$20,069	$19,452	$18,809

Previously Securitized Loans

As of June 30, 2013, the carrying value of the remaining previously securitized loans was zero, while the actual contractual balances of these loans were $6.9 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount was accreted to income over the period during which payments were probable of collection and were reasonably estimable. During the first six months of 2013 and 2012, the Company recognized $1.4 million and $1.6 million, respectively, of interest income on its previously securitized loans.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2013 vs. 2012

	Six months ended June 30,
	2013	2012	$ Change	% Change

Net investment security gains	$0.1	$0.5	$(0.4)	(80.0)%
Non-interest income	28.5	26.4	2.1	8.0%
Non-interest expense	53.4	44.3	9.1	20.5%

Non-Interest Income: Excluding investment security transactions, non-interest income increased $2.1 million to $28.5 million in the first six months of 2013 as compared to $26.4 million in the first six months of 2012. Service charges increased $0.9 million, or 7.1%, to $13.4 million, while bankcard revenues increased $0.5 million, or 7.3%, to $6.6 million. These increases were primarily due to the acquisitions of Virginia Savings and Community. In addition, other income increased $0.6 million or 50.4%, to $1.6 million primarily as a result of increased mortgage related revenues. Trust and investment management fee income increased $0.2 million, or 11.7%, to $2.0 million due to core growth, as Virginia Savings and Community did not offer these services.

Non-Interest Expense: Non-interest expenses increased $9.1 million from $44.3 million in the first six months of 2012 to $53.4 million in the first six months of 2013. During the first six months of 2013 and 2012 the Company recognized $5.6 million and $4.2 million of acquisition and integration expenses related to the acquisitions of Community and Virginia Savings, respectively. Excluding these expenses, non-interest expenses increased $7.7 million, from $40.1 million in the first six months of 2012 to $47.8 million in the first six months of 2013. This increase was primarily related to higher salaries and employee benefits ($4.7 million) due to the acquisitions of Virginia Savings and Community ($4.0 million) and higher health insurance costs ($0.7 million). In addition, other expenses increased $1.2 million, occupancy and equipment expense increased $1.1 million and depreciation increased $0.7 million. These increases were primarily attributable to the acquisitions of Virginia Savings and Community. Overall expense associated with the acquisitions of Virginia Savings and Community have been in line with the Company's expectations.

Income Tax Expense: The Company’s income tax rate for the six months ended June 30, 2013 was 35.1% compared to 34.3% for the year ended December 31, 2012, and 33.8% for the six months ended June 30, 2012.  As a result of the Company's acquisition of Community during the first quarter of 2013, the Company's effective tax rate for 2013 is expected to decrease from 34.3% for the year ended December 31, 2012 to 33.7% for the year ending December 31, 2013. Due to this decline in the effective tax rate, the Company's net deferred tax assets are expected to be realized at a lower effective tax rate, and as a result, the Company's net deferred tax assets were reduced by $0.5 million in the first quarter of 2013.

Three months ended June 30, 2013 vs. 2012

	Three months ended June 30,
	2013	2012	$ Change	% Change

Net investment security gains	$—	$0.5	$(0.5)	(100.0)%
Non-interest income	14.2	13.3	0.9	6.8%
Non-interest expense	24.0	24.8	(0.8)	(3.2)%

Non-Interest Income: Exclusive of the net investment gain discussed above, non-interest income increased $0.9 million to $14.2 million in the second quarter of 2013 as compared to $13.3 million in the second quarter of 2012.  Service charges increased $0.4 million, or 6.2%, to $6.9 million while bankcard revenues increased $0.3 million, or 9.5%, to $3.5 million. These increases were primarily due to the acquisitions of Virginia Savings and Community. In addition, other income increased $0.2 million or 38.9%, to $0.8 million.

Non-Interest Expense: During the second quarter of 2012, the Company completed its acquisition of Virginia Savings and recognized $4.0 million of acquisition and integration expenses. Excluding these expenses, non-interest expenses increased $3.2 million, from $20.7 million in the second quarter of 2012 to $23.9 million in the second quarter of 2013. This increase was primarily related to higher salaries and employee benefits ($2.0 million) due to the acquisitions of Virginia Savings and Community ($1.7 million) and higher health insurance ($0.3 million). In addition, other expenses increased $0.5 million, occupancy and equipment expense increased $0.5 million and depreciation increased $0.3 million. These increases were primarily attributable to the acquisitions of Virginia Savings and Community. Overall expense increases associated with the acquisitions of Virginia Savings and Community have been in line with the Company's expectations. These expenses were partially offset by a decrease in repossessed asset losses as a result of losses recognized in the second quarter of 2012.

Income Tax Expense:  The Company’s income tax rate for the second quarter of 2013 was 33.6% compared to 34.3% for the year ended December 31, 2012, and 33.8% for the second quarter of 2012.  The income tax rate is based upon the Company’s expected tax rate for the year ending December 31, 2013.

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

During the fourth quarter of 2012, the Company revised its sensitivity analysis to consider the impact of rising interest rates on its deposit balance mix. Prior the interest rates declining in 2007, the Company's deposit account composition included more balances as a percentage of total deposit balances in higher yielding deposit accounts, primarily time deposits. As interest rates have fallen over the last five years, and as the higher yielding time deposits have matured, these balances have shifted to lower yielding transactional deposit accounts such as demand deposits and savings accounts. The Company revised its interest rate sensitivity model at December 31, 2012 and June 30, 2013 to reflect its belief that as interest rates increase, transactional deposit balances will begin to shift back to higher yielding time deposits and the benefit to rising interest rates for the Company will be reducted from its previous models which had not reflected this modification.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
June 30, 2013
+400	4.25%	+2.9%	+3.5%
+300	3.25	+3.8	+5.8
+200	2.25	+2.8	+5.2
+100	1.25	+0.2	+2.4
December 31, 2012
+400	4.25%	+4.2%	+4.8%
+300	3.25	+3.8	+5.4
+200	2.25	+2.5	+3.9
+100	1.25	(0.3)	+1.6

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

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank. Dividends paid by City National Bank to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National Bank in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2013, City National Bank could pay dividends up to $15.1 million plus net profits for the remainder of 2013, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $23.2 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2013.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.8 million of additional cash over the next 12 months. As of June 30, 2013, the Parent Company reported a cash balance of $1.3 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National Bank will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National Bank manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National Bank from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2013, City National Bank’s assets are significantly funded by deposits and capital. Additionally, City National Bank maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2013, City National Bank has the capacity to borrow an additional $1.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National Bank maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National Bank maintains a significant percentage (94.9%, or $328.8 million million at June 30, 2013) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National Bank also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 74.1% as of June 30, 2013 and deposit balances fund 83.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $346.4 million million at June 30, 2013, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $140.8 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 51.1% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $34.3 million of cash from operating activities during the first six months of 2013, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $29.0 million of cash in investing activities during the first six months of 2013 primarily from the proceeds from maturities and calls of available-for-sale securities, partially offset by an increase in loans and the acquisition of Community Bank.  The Company generated $44.0 million of cash in financing activities during the first six months of 2013, principally as a result of an increase in deposits ($44.2 million), partially offset by cash dividends paid to the Company’s common stockholders of $11.3 million.

Capital Resources

During the first six months of 2013, Shareholders’ Equity increased $35.6 million, or 10.7%, from $333.3 million at December 31, 2012 to $368.9 million at June 30, 2013.  This increase was primarily due to the acquisition of Community ($28.5 million) and net income of $21.0 million, partially offset by dividends declared of $11.9 million.

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

The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

City Holding:	Minimum	Well- Capitalized	Actual
			June 30, 2013	December 31, 2012

Total	8.0%	10.0%	13.2%	13.9%
Tier I Risk-based	4.0	6.0	12.3	13.0
Tier I Leverage	4.0	5.0	9.1	9.8
City National Bank:
Total	8.0%	10.0%	12.8%	12.4%
Tier I Risk-based	4.0	6.0	11.9	11.5
Tier I Leverage	4.0	5.0	8.8	8.7

As of June 30, 2013, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of June 30, 2013, management believes that City Holding and City National Bank meet all capital adequacy requirements.

In July 2013, the Federal Reserve published the final rules that establish a new comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The final rule is effective January 1, 2015 for smaller, non-complex banking organizations with full implementation by January 1, 2019.

Item 3 -	Quantitative and Qualitative Disclosure About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
·
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

Date: August 6, 2013