Form 10-Q
period 2013-09-30
CITY HOLDING CO
filed 2013-11-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2013
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
Common stock, $2.50 Par Value – 15,730,090 shares as of November 1, 2013.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect the Company's financial condition and results of operations; (12) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") adopted by the United States Congress; and (14) the integration of the operations of City Holding and Community Financial may be more difficult than anticipated. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	September 30, 2013	December 31, 2012
	(Unaudited)

Cash and due from banks	$164,915	$58,718
Interest-bearing deposits in depository institutions	14,706	16,276
Federal funds sold	—	10,000
Cash and Cash Equivalents	179,621	84,994

Investment securities available for sale, at fair value	329,247	377,122
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2013 and December 31, 2012, - $6,406 and $13,861, respectively)	3,994	13,454
Other securities	13,344	11,463
Total Investment Securities	346,585	402,039

Gross loans	2,558,456	2,146,369
Allowance for loan losses	(20,606)	(18,809)
Net Loans	2,537,850	2,127,560

Bank owned life insurance	91,249	81,901
Premises and equipment, net	82,194	72,728
Accrued interest receivable	8,108	6,692
Net deferred tax asset	45,183	32,737
Goodwill and other intangible assets	76,420	65,057
Other assets	29,478	43,758
Total Assets	$3,396,688	$2,917,466
Liabilities
Deposits:
Noninterest-bearing	$498,245	$429,969
Interest-bearing:
Demand deposits	604,047	553,132
Savings deposits	606,514	506,869
Time deposits	1,098,730	919,346
Total Deposits	2,807,536	2,409,316

Short-term borrowings:
Customer repurchase agreements	150,943	114,646
Long-term debt	16,495	16,495
Other liabilities	43,672	43,735
Total Liabilities	3,018,646	2,584,192

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—

Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2013 and December 31, 2012, less 2,769,192 and 3,665,999 shares in treasury, respectively	46,249	46,249

Capital surplus	107,275	103,524
Retained earnings	326,553	309,270
Cost of common stock in treasury	(95,861)	(124,347)
Accumulated other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(1,179)	3,573
Underfunded pension liability	(4,995)	(4,995)
Total Accumulated Other Comprehensive Loss	(6,174)	(1,422)
Total Shareholders’ Equity	378,042	333,274
Total Liabilities and Shareholders’ Equity	$3,396,688	$2,917,466

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest and fees on loans	$32,983	$24,633	$94,693	$70,843
Interest on investment securities:
Taxable	2,392	3,438	7,774	11,345
Tax-exempt	299	346	935	1,101
Interest on federal funds sold	—	15	22	38
Total Interest Income	35,674	28,432	103,424	83,327

Interest Expense
Interest on deposits	3,068	3,312	9,490	10,363
Interest on short-term borrowings	82	79	232	229
Interest on long-term debt	154	166	464	499
Total Interest Expense	3,304	3,557	10,186	11,091
Net Interest Income	32,370	24,875	93,238	72,236
Provision for loan losses	1,154	975	4,903	4,600
Net Interest Income After Provision for Loan Losses	31,216	23,900	88,335	67,636

Non-interest Income
Total investment securities impairment losses	—	(272)	—	(878)
Noncredit impairment losses recognized in other comprehensive income	—	—	—	302
Net investment securities impairment losses	—	(272)	—	(576)
Gains on sale of investment securities	—	730	93	1,530
Net investment securities gains	—	458	93	954

Service charges	7,169	6,751	20,601	19,296
Bankcard revenue	3,468	3,110	10,117	9,305
Insurance commissions	1,365	1,439	4,563	4,782
Trust and investment management fee income	939	912	2,893	2,662
Bank owned life insurance	805	738	2,416	2,228
Other income	734	671	2,376	1,762
Total Non-interest Income	14,480	14,079	43,059	40,989

Non-interest Expense
Salaries and employee benefits	12,930	11,295	38,519	32,207
Occupancy and equipment	2,409	2,126	7,381	6,038
Depreciation	1,437	1,175	4,289	3,371
FDIC insurance expense	500	405	1,352	1,184
Advertising	712	674	2,266	1,993
Bankcard expenses	680	720	2,173	2,035
Postage, delivery, and statement mailings	541	529	1,698	1,565
Office supplies	416	407	1,320	1,258
Legal and professional fees	591	611	1,561	1,349
Telecommunications	721	433	1,631	1,209
Repossessed asset losses, net of expenses	896	429	718	1,200

Merger related costs	(150)	157	5,455	4,335
Other expenses	2,982	2,885	9,664	8,382
Total Non-interest Expense	24,665	21,846	78,027	66,126
Income Before Income Taxes	21,031	16,133	53,367	42,499
Income tax expense	7,056	5,526	18,398	14,450
Net Income Available to Common Shareholders	$13,975	$10,607	$34,969	$28,049

Total comprehensive income	$13,342	$12,719	$30,217	$31,591

Average common shares outstanding	15,608	14,751	15,545	14,700
Effect of dilutive securities:
Employee stock awards and warrants outstanding	182	83	168	83
Shares for diluted earnings per share	15,790	14,834	15,713	14,783

Basic earnings per common share	$0.89	$0.71	$2.23	$1.89
Diluted earnings per common share	$0.88	$0.71	$2.21	$1.88
Dividends declared per common share	$0.37	$0.35	$1.11	$1.05

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$13,975	$10,607	$34,969	$28,049

Unrealized gains (losses) on available-for-sale securities arising during the period	(1,004)	3,847	(7,438)	6,637
Reclassification adjustment for (gains)	—	(458)	(93)	(954)
Other comprehensive income (loss) before income taxes	(1,004)	3,389	(7,531)	5,683
Tax effect	371	(1,277)	2,779	(2,141)
Other comprehensive income (loss), net of tax	(633)	2,112	(4,752)	3,542

Comprehensive income, net of tax	$13,342	$12,719	$30,217	$31,591

See notes to consolidated financial statements.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2013 and 2012
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	$46,249	$103,335	$291,050	$(125,593)	(3,907)	$311,134
Net income			28,049			28,049
Other comprehensive income					3,542	3,542
Acquisition of Virginia Savings Bancorp, Inc.		276		7,447		7,723
Cash dividends declared ($1.05 per share)			(15,532)			(15,532)
Stock-based compensation expense, net		(179)		1,049		870
Exercise of 18,899 stock options		(121)		665		544
Purchase of 237,535 treasury shares				(7,915)		(7,915)
Balance at September 30, 2012	$46,249	$103,311	$303,567	$(124,347)	$(365)	$328,415

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	46,249	$103,524	$309,270	(124,347)	$(1,422)	$333,274
Net income			34,969			34,969
Other comprehensive loss					(4,752)	(4,752)
Acquisition of Community Financial Corporation		4,236		24,272		28,508
Cash dividends declared ($1.11 per share)			(17,686)			(17,686)
Stock-based compensation expense, net		(315)		1,278		963
Exercise of 107,140 stock options		(170)		2,936		2,766
Balance at September 30, 2013	46,249	$107,275	$326,553	(95,861)	$(6,174)	$378,042

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2013	2012
Net income	$34,969	$28,049
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(7,885)	1,356
Provision for loan losses	4,903	4,600
Depreciation of premises and equipment	4,289	3,371
Deferred income tax expense	4,945	342
Net periodic employee benefit cost	586	391
Realized investment securities gains	(93)	(1,530)
Net investment securities impairment losses	—	576
Stock-compensation expense	963	870
Increase in value of bank-owned life insurance	(2,413)	(2,164)
Loans originated for sale	(20,895)	(30,518)
Proceeds from the sale of loans originated for sale	25,816	29,358
Gain on sale of loans	(553)	(626)
Change in accrued interest receivable	(22)	(137)
Change in other assets	20,734	(735)
Change in other liabilities	(6,922)	2,092
Net Cash Provided by Operating Activities	58,422	35,295

Proceeds from sales of securities available-for-sale	18,398	27,773
Proceeds from maturities and calls of securities available-for-sale	78,671	113,760
Proceeds from maturities and calls of securities held-to-maturity	9,504	10,046
Purchases of securities available-for-sale	(42,295)	(150,497)
Net (increase) in loans	(39,643)	(41,870)
Purchases of premises and equipment	(4,663)	(5,910)
Acquisition of Community Financial Corporation, net of cash acquired of $8,888	(21,852)	—
Acquisition of Virginia Savings Bancorp, net of cash acquired of $24,943	—	20,275
Net Cash Used in Investing Activities	(1,880)	(26,423)

Net increase in noninterest-bearing deposits	25,440	26,777
Net (decrease) increase in interest-bearing deposits	(9,360)	10,815
Net increase (decrease) in short-term borrowings	36,297	(57,103)
Purchases of treasury stock	—	(7,915)
Proceeds from exercise of stock options	2,766	544
Dividends paid	(17,058)	(15,517)
Net Cash Provided by (Used in) Financing Activities	38,085	(42,399)
Increase (decrease) in Cash and Cash Equivalents	94,627	(33,527)
Cash and cash equivalents at beginning of period	84,994	146,399
Cash and Cash Equivalents at End of Period	$179,621	$112,872

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note A –Basis of Presentation

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company (“the Parent Company”) and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for nine months ended September 30, 2013 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2013. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B - Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, "Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU requires an entity to disclose both the gross and net information about financial instruments, such as derivatives, that are eligible for offset in the balance sheet. ASU No. 2013-01 became effective for the Company on January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's financial statements. See Note I - Derivative Instruments for applicable disclosures.

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

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate ("LIBOR"). ASU 2013 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a material impact on the Company's financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, subject to certain exceptions. This ASU will become effective for the Company beginning on January 1, 2014. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's financial statements.

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

On January 10, 2013, the Company acquired 100% of the outstanding common and preferred stock of Community Financial Corporation and its wholly owned subsidiary, Community Bank (collectively, "Community"). As a result of this acquisition, the Company acquired eight branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia. At the time of closing, Community had total assets of $460 million, loans of $410 million, deposits of $380 million and shareholders' equity of $53 million. Community shareholders received 0.1753 shares of the Company's common stock for each share of Community Financial Corporation stock, resulting in the issuance of approximately 767,000 shares of the Company's common stock valued at $27.8 million. The common stock was valued based on the closing price of $36.23 for the Company's common stock on January 9, 2013. In conjunction with this acquisition, the Company repurchased $12.7 million of Community preferred stock previously issued to the U.S. Department of Treasury ("Treasury Department"). A related warrant issued by Community to the Treasury Department has been converted into a warrant to purchase 61,565 shares of the Company's common stock, with an exercise price of $30.80 per share and an expiration period of ten years, which was subsequently reduced to six years. Based on the preliminary purchase price allocation, the Company recorded an estimate of goodwill of $9.3 million and a core deposit intangible of $2.7 million as a result of this acquisition. The Company has recorded estimates of the fair values of the acquired assets and liabilities. These fair value estimates are provisional amounts based on third-party valuations that are currently under review.

The purchase price of both acquisitions has been allocated as follows (in thousands):

		(preliminary)
	Virginia Savings	Community	Total
Date of acquisition	May 31, 2012	January 10, 2013

Consideration:
Cash	$4,672	$12,738	$17,410
Common stock	7,723	27,783	35,506
Warrant issued	—	725	725
	$12,395	$41,246	$53,641

Identifiable assets:
Cash and cash equivalents	$24,943	$8,888	$33,831
Investment securities	14,082	17,659	31,741
Loans	73,463	370,754	444,217
Bank owned life insurance	—	6,935	6,935
Premises and equipment	5,158	8,950	14,108
Deferred tax asset, net	4,173	15,228	19,401
Other assets	4,626	7,988	12,614
Total identifiable assets	126,445	436,402	562,847

Identifiable liabilities:
Deposits	122,723	383,070	505,793
Other liabilities	841	24,086	24,927
Total identifiable liabilities	123,564	407,156	530,720

Net identifiable asset	2,881	29,246	32,127
Goodwill	8,241	9,289	17,530
Core deposit intangible	1,273	2,711	3,984
	$12,395	$41,246	$53,641

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

Intangible Assets
Balance, beginning of period	$2,069
Core deposit intangible acquired in conjunction with the acquisition of Community	2,711
Amortization expense	(779)
Balance, end of period	$4,001

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

Goodwill
Balance, beginning of period	$62,988
Adjustment to goodwill acquired in conjunction with the acquisition of Virginia Savings	142
Goodwill acquired in conjunction with the acquisition of Community	9,289
Balance, end of period	$72,419

Merger Related Costs

During the three and nine months ended September 30, 2013, the Company incurred less than $0.1 million and $5.5 million of merger-related costs in connection with the Community acquisition. These costs were primarily for severance ($2.5 million), professional fees ($1.4 million) and data processing costs ($1.1 million).

During the three and nine months ended September 30, 2012, the Company incurred $0.2 million and $4.3 million of merger-related costs in the connection with the Virginia Savings acquisition. These costs were primarily for severance ($0.9 million), professional fees ($0.9 million) and data processing costs ($2.3 million).

Note D –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2,511	$61	$—	$2,572	$3,792	$96	$—	$3,888
Obligations of states and
political subdivisions	41,109	814	74	41,849	47,293	1,651	15	48,929
Mortgage-backed securities:
U.S. government agencies	255,889	3,351	4,601	254,639	279,336	7,231	85	286,482
Private label	2,383	19	2	2,400	3,235	37	—	3,272
Trust preferred
securities	13,456	1,047	2,495	12,008	15,402	55	2,812	12,645
Corporate securities	9,783	172	639	9,316	16,152	207	412	15,947
Total Debt Securities	325,131	5,464	7,811	322,784	365,210	9,277	3,324	371,163
Marketable equity securities	3,381	1,575	—	4,956	3,381	804	—	4,185
Investment funds	1,525	—	18	1,507	1,724	50	—	1,774
Total Securities
Available-for-Sale	$330,037	$7,039	$7,829	$329,247	$370,315	$10,131	$3,324	$377,122

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Trust preferred securities	$3,994	$2,412	$—	$6,406	$13,454	$465	$58	$13,861
Total Securities
Held-to-Maturity	$3,994	$2,412	$—	$6,406	$13,454	$465	$58	$13,861

Other investment securities:
Non-marketable equity securities	$13,344	$—	$—	$13,344	$11,463	$—	$—	$11,463
Total Other Investment
Securities	$13,344	$—	$—	$13,344	$11,463	$—	$—	$11,463

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

	September 30, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$3,471	$73	$448	$1	$3,919	$74
Mortgage-backed securities:
U.S. Government agencies	129,114	4,485	5,217	116	134,331	4,601
Private label	1,604	2	—	—	1,604	2
Trust preferred securities	130	270	4,497	2,225	4,627	2,495
Corporate securities	6,081	639	—	—	6,081	639
Investment funds	1,482	18	—	—	1,482	18
Total	$141,882	$5,487	$10,162	$2,342	$152,044	$7,829

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$1,163	$15	$—	$—	$1,163	$15
Mortgage-backed securities:
U.S. Government agencies	16,225	85	—	—	16,225	85
Trust preferred securities	348	51	5,836	2,761	6,184	2,812
Corporate securities	1,950	49	4,344	363	6,294	412
Total	$19,686	$200	$10,180	$3,124	$29,866	$3,324
Securities held-to-maturity:
Trust preferred securities	$—	$—	$3,380	$58	$3,380	$58

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: First National Corporation (FXNC) and First United Corporation (FUNC).

During the nine months ended September 30, 2013, the Company did not record any credit-related net investment impairment losses. During the nine months ended September 30, 2012, the Company recorded $0.6 million in credit-related net investment impairment losses. The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities with a remaining carrying value of $5.6 million at September 30, 2012. The credit-related net impairment charges related to the pooled bank trust preferred securities were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2013, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of September 30, 2013, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At September 30, 2013, the book value of the Company’s five pooled trust preferred securities totaled $4.2 million with an estimated fair value of $2.3 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that continued collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the nine months ended September 30, 2013 and for the year ended December 31, 2012 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2012	$20,610	$6,048	$26,658
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	576	—	576
Deductions:
Called	—	(1,235)	(1,235)
Balance at December 31, 2012	21,186	4,813	25,999
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Called	—	—	—
Balance at September 30, 2013	$21,186	$4,813	$25,999

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of September 30, 2013 (dollars in thousands):

Deal Name		Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
		Pooled trust preferred securities:
		Other-than-temporarily impaired
		Available for Sale:
P1		Pooled	Mezz	$827	$268	$368	100	Caa3	7	19.5%	21.0%	(2)	52.5%
P2		Pooled	Mezz	3,279	436	1,252	816	Ca	6	22.3%	5.2%	(2)	23.4%
P3	(5)	Pooled	Mezz	2,962	1,419	365	(1,054)	Caa3	22	25.5%	8.2%	(2)	12.9%
P4	(6)	Pooled	Mezz	4,060	400	130	(270)	Ca	9	19.2%	7.1%	(3)	22.8%
P5		Pooled	Mezz	6,228	826	457	(369)	Ca	9	26.0%	21.0%	(2)	24.7%
		Held to Maturity:
P6		Pooled	Mezz	1,599	—	737	737	Caa3	7	19.5%	21.0%	(2)	52.5%
P7		Pooled	Mezz	4,354	—	1,669	1,669	Ca	6	22.3%	5.2%	(2)	23.4%
		Single issuer trust preferred securities
		Available for sale:
S5		Single		261	235	289	54	NR	1	—%	—%
		Held to Maturity:
S9		Single		4,000	3,994	4,000	6	NR	1	—%	—%

(1)
The differences noted consist of unrealized gains (losses) recorded at September 30, 2013 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

(5)
No other-than-temporary impairment losses were recognized during the nine months ended September 30, 2013.  Other-than-temporary impairment losses of $11,000 were recognized during the year ended December 31, 2012.

(6)
No other-than-temporary impairment losses were recognized during the nine months ended September 30, 2013.  Other-than-temporary impairment losses of $565,000 were recognized during the year ended December 31, 2012.

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$5,566	$5,581
Due after one year through five years	24,206	24,677
Due after five years through ten years	36,483	37,258
Due after ten years	258,876	255,268
	$325,131	$322,784
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	3,994	6,406
	$3,994	$6,406

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross realized gains	$—	$830	$93	$1,776
Gross realized losses	—	(100)	—	(246)
Net investment security gains	$—	$730	$93	$1,530

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $266 million and $228 million at September 30, 2013 and December 31, 2012, respectively.

Note E –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2013	December 31, 2012
Residential real estate	$1,188,841	$1,031,435
Home equity – junior liens	140,887	143,110
Commercial and industrial	151,185	108,739
Commercial real estate	1,022,278	821,970
Consumer	50,757	36,564
DDA overdrafts	4,508	4,551
Gross loans	2,558,456	2,146,369
Allowance for loan losses	(20,606)	(18,809)
Net loans	$2,537,850	$2,127,560

Construction loans of $14.8 million and $15.4 million are included within residential real estate loans at September 30, 2013 and December 31, 2012, respectively.  Construction loans of $17.4 million and $15.4 million are included within commercial real estate loans at September 30, 2013 and December 31, 2012, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The information in the following tables related to the Community acquisition are estimated amounts, based on management's assumptions. Once the purchase price allocation is finalized, actual results could be significantly different than those assumed below.

The following table details the loans acquired in conjunction with the Virginia Savings and Community acquisitions (in thousands):

	Virginia
	Savings	Community	Total
September 30, 2013
Outstanding loan balance	$52,640	$288,117	$340,757

Credit-impaired loans:
Carrying value	4,248	24,958	29,206
Contractual principal and interest	5,253	40,896	46,149

December 31, 2012
Outstanding loan balance	$65,219	$—	$65,219

Credit-impaired loans:
Carrying value	7,018	—	7,018
Contractual principal and interest	10,759	—	10,759

Changes in the accretable yield of the credit-impaired loans for the nine months ended September 30, 2013 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$1,823	$7,018	$—	$—	$1,823	$7,018
Additions	—	—	5,587	31,790	5,587	31,790
Accretion	(844)	844	(1,665)	1,665	(2,509)	2,509
Net reclassifications to accretable yield from
non-accretable yield	889	—	—	—	889	—
Payments received, net	—	(3,585)	—	(8,497)	—	(12,082)
Disposals	(604)	(29)	(344)	—	(948)	(29)
Balance at the end of period	$1,264	$4,248	$3,578	$24,958	$4,842	$29,206

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

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the nine months ended September 30, 2013 and 2012 (in thousands).  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2013 and December 31, 2012 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2013
Allowance for loan loss
Beginning balance	$498	$10,440	$5,229	$1,699	$81	$862	$18,809
Charge-offs	772	803	1,598	278	326	1,102	4,879
Recoveries	51	669	137	—	242	674	1,773
Provision	1,460	201	2,481	268	79	414	4,903
Ending balance	$1,237	$10,507	$6,249	$1,689	$76	$848	$20,606

Nine months ended September 30, 2012
Allowance for loan loss
Beginning balance	$590	$11,666	$3,591	$2,773	$88	$701	$19,409
Charge-offs	126	2,860	746	989	148	1,128	5,997
Recoveries	12	100	15	12	90	745	974
Provision	45	1,684	955	1,250	75	591	4,600
Ending balance	$521	$10,590	$3,815	$3,046	$105	$909	$18,986

As of September 30, 2013
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$880	$—	$—	$—	$—	$880
Collectively	1,237	9,537	6,249	1,689	76	848	19,636
Acquired with deteriorated
credit quality	—	90	—	—	—	—	90
Total	$1,237	$10,507	$6,249	$1,689	$76	$848	$20,606

Loans
Evaluated for impairment:
Individually	$—	$12,082	$461	$297	$—	$—	$12,840
Collectively	148,262	987,711	1,186,995	138,285	50,649	4,508	2,516,410
Acquired with deteriorated
credit quality	2,923	22,485	1,385	2,305	108	—	29,206
Total	$151,185	$1,022,278	$1,188,841	$140,887	$50,757	$4,508	$2,558,456

As of December 31, 2012
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	498	10,440	5,229	1,699	81	862	18,809
Acquired with deteriorated
credit quality	—	—	—	—	—	—	—
Total	$498	$10,440	$5,229	$1,699	$81	$862	$18,809

Loans
Evaluated for impairment:
Individually	$—	$9,912	$469	$298	$—	$—	$10,679
Collectively	107,044	807,060	1,030,840	142,724	36,453	4,551	2,128,672
Acquired with deteriorated
credit quality	1,695	4,998	126	88	111	—	7,018
Total	$108,739	$821,970	$1,031,435	$143,110	$36,564	$4,551	$2,146,369

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

The following presents loans by the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
September 30, 2013
Pass	$140,999	$939,942	$1,080,941
Special mention	693	23,123	23,816
Substandard	9,057	58,720	67,777
Doubtful	436	493	929
Total	$151,185	$1,022,278	$1,173,463

December 31, 2012
Pass	$105,690	$771,617	$877,307
Special mention	878	15,015	15,893
Substandard	2,171	35,338	37,509
Doubtful	—	—	—
Total	$108,739	$821,970	$930,709

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
September 30, 2013
Residential real estate	$1,185,616	$3,225	$1,188,841
Home equity - junior lien	140,769	118	140,887
Consumer	50,710	47	50,757
DDA overdrafts	4,506	2	4,508
Total	$1,381,601	$3,392	$1,384,993

December 31, 2012
Residential real estate	$1,029,142	$2,293	$1,031,435
Home equity - junior lien	141,961	1,149	143,110
Consumer	36,564	—	36,564
DDA overdrafts	4,548	3	4,551
Total	$1,212,215	$3,445	$1,215,660

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

A loan acquired and accounted for under ASC Topic 310-30 is reported as an accruing loan and a performing asset provided that the loan is performing in accordance with the initial expectations. The loan would be considered non-performing if the loan's performance deteriorates below the initial expectations.

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of September 30, 2013 and December 31, 2012 (in thousands):

	Originated Loans
	September 30, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,072,148	$4,484	$696	$234	$—	$2,286	$1,079,848
Home equity - junior lien	139,614	716	5	11	—	107	140,453
Commercial and industrial	127,856	5	—	—	—	303	128,164
Commercial real estate	816,383	408	204	—	—	13,540	830,535
Consumer	34,095	86	10	—	—	—	34,191
DDA overdrafts	4,228	270	8	2	—	—	4,508
Total	$2,194,324	$5,969	$923	$247	$—	$16,236	$2,217,699

	Acquired Loans
	September 30, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$107,321	$848	$119	$65	$—	$640	$108,993
Home equity - junior lien	411	23	—	—	—	—	434
Commercial and industrial	20,504	202	40	59	1,865	351	23,021
Commercial real estate	180,111	1,261	178	—	5,885	4,308	191,743
Consumer	15,863	579	77	47	—	—	16,566
DDA overdrafts	—	—	—	—	—	—	—
Total	$324,210	$2,913	$414	$171	$7,750	$5,299	$340,757

	Total Loans
	September 30, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,179,469	$5,332	$815	$299	$—	$2,926	$1,188,841
Home equity - junior lien	140,025	739	5	11	—	107	140,887
Commercial and industrial	148,360	207	40	59	1,865	654	151,185
Commercial real estate	996,494	1,669	382	—	5,885	17,848	1,022,278
Consumer	49,958	665	87	47	—	—	50,757
DDA overdrafts	4,228	270	8	2	—	—	4,508
Total	$2,518,534	$8,882	$1,337	$418	$7,750	$21,535	$2,558,456

	Originated Loans
	December 31, 2012
	Accruing

	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,008,190	$4,910	$599	$239	$—	$2,054	$1,015,992
Home equity - junior lien	132,847	2,379	477	37	—	1,112	136,852
Commercial and industrial	105,989	260	236	—	—	98	106,583
Commercial real estate	766,404	433	199	1	—	15,930	782,967
Consumer	34,084	113	8	—	—	—	34,205
DDA overdrafts	4,270	270	8	3	—	—	4,551
Total	$2,051,784	$8,365	$1,527	$280	$—	$19,194	$2,081,150

	Acquired Loans
	December 31, 2012
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$15,443	$—	$—	$—	$—	$—	$15,443
Home equity - junior lien	6,258	—	—	—	—	—	6,258
Commercial and industrial	1,152	—	—	—	1,004	—	2,156
Commercial real estate	37,210	9	47	—	1,737	—	39,003
Consumer	2,359	—	—	—	—	—	2,359
DDA overdrafts	—	—	—	—	—	—	—
Total	$62,422	$9	$47	$—	$2,741	$—	$65,219

	Total Loans
	December 31, 2012
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,023,633	$4,910	$599	$239	$—	$2,054	$1,031,435
Home equity - junior lien	139,105	2,379	477	37	—	1,112	143,110
Commercial and industrial	107,141	260	236	—	1,004	98	108,739
Commercial real estate	803,614	442	246	1	1,737	15,930	821,970
Consumer	36,443	113	8	—	—	—	36,564
DDA overdrafts	4,270	270	8	3	—	—	4,551
Total	$2,114,206	$8,374	$1,574	$280	$2,741	$19,194	$2,146,369

The following presents the Company’s impaired loans, by class, as of September 30, 2013 and December 31, 2012 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$461	$461	$—	$469	$469	$—
Home equity - junior liens	297	297	—	298	298	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	8,575	10,455	—	9,912	14,781	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$9,333	$11,213	$—	$10,679	$15,548	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	3,507	5,307	880	—	—	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$3,507	$5,307	$880	$—	$—	$—

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the nine months ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$464	$—	$—	$—
Home equity - junior liens	297	—	—	—
Commercial and industrial	—	—	81	4
Commercial real estate	9,200	24	7,472	232
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$9,961	$24	$7,553	$236

With an allowance recorded
Residential real estate	$—	$—	$1,254	$36
Home equity - junior liens	—	—	1,354	30
Commercial and industrial	—	—	203	7
Commercial real estate	3,277	—	11,197	378
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$3,277	$—	$14,008	$451

     Approximately $0.4 million and $0.7 million of interest income would have been recognized during the nine months ended September 30, 2013 and 2012, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2013.

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

The following tables set forth the Company’s TDRs (in thousands):

	September 30, 2013			December 31, 2012
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$91	$—	$91	$101	$—	$101
Commercial real estate	1,567	—	1,567	734	—	734
Residential real estate	19,416	964	20,380	15,083	162	15,245
Home equity	2,758	14	2,772	7,068	418	7,486
Consumer	—	—	—	142	—	142
	$23,832	$978	$24,810	$23,128	$580	$23,708

	New TDRs			New TDRs
	For the nine months ended			For the nine months ended
	September 30, 2013			September 30, 2012
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	1	$91	$91	—	$—	$—
Commercial real estate	3	1,567	1,567	—	—	—
Residential real estate	30	2,808	2,808	—	—	—
Home equity	12	323	323	—	—	—
Consumer	—	—	—	1	144	144
	46	$4,789	$4,789	1	$144	$144

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

As the Company redeemed the outstanding Notes, no gain or loss was recognized in the Company’s financial statements and the remaining mortgage loans were recorded in the Company’s loan portfolio as “previously securitized loans,” at the lower of carrying value or fair value.  Because the carrying value of the mortgage loans incorporated assumptions for expected prepayment and default rates, the carrying value of the loans was generally less than the actual outstanding contractual balance of the loans.  As of September 30, 2013, there is no carrying value remaining on these loans, while the actual contractual balances of these loans were $6.5 million.  During the three and nine months ended September 30, 2013 and 2012, the Company recognized $0.6 million and $2.0 million and $0.8 million and $2.4 million, respectively, of interest income from its previously securitized loans.

Note H – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	September 30, 2013	December 31, 2012
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.75% and 3.89%, respectively	$16,495	$16,495

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

Note I – Derivative Instruments

As of September 30, 2013 and December 31, 2012, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.

The following table summarizes the fair value of these derivative instruments (in thousands):

Fair Value:	September 30, 2013	December 31, 2012

Other Assets	$5,810	$14,012
Other Liabilities	5,810	14,012

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Change in Fair Value:
Other income - derivative asset	$(86)	$581	$(7,876)	$2,839
Other income - derivative liability	86	(581)	7,876	(2,839)

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2013 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative assets:
Interest rate swap agreements	$5,810	$—	$5,810	$—	$5,810	$5,810	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative liabilities:
Interest rate swap agreements	$5,810	$—	$5,810	$—	$13,331	$13,331	$—

Note J – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2013		2012
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	289,544	$34.38	293,817	$33.95
Granted	15,475	37.74	16,876	35.39
Exercised	(107,140)	33.36	(18,899)	28.78
Forfeited	(2,250)	34.73	(1,500)	34.73
Outstanding at September 30	195,629	$35.19	290,294	$34.37

Additional information regarding stock options outstanding and exercisable at September 30, 2013, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	72,028	$30.70	53	$903	22,860	$31.86	20	$260
$35.09 - $40.88	123,601	37.81	64	671	75,250	38.95	39	323
	195,629			$1,574	98,110			$583

Proceeds from stock option exercises were $2.9 million and $0.5 million during the nine months ended September 30, 2013 and 2012, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the nine months ended September 30, 2013 and 2012 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.6 million and less than $0.1 million during the nine months ended September 30, 2013 and 2012, respectively.

Stock-based compensation expense was approximately $0.2 million for both the nine months ended September 30, 2013 and 2012.  Unrecognized stock-based compensation expense related to stock options approximated $0.4 million at September 30, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.7 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

	Nine months ended September 30,
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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.6 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $2.9 million at September 30, 2013. At September 30, 2013, this unrecognized expense is expected to be recognized over 4.1 years years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2013		2012
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	116,711		108,209
Granted	35,083	$38.07	23,336	$34.94
Forfeited/Vested	(9,325)		(13,234)
Outstanding at September 30	142,469		118,311

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.6 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company maintains two defined benefit pension plan (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Classic Bancshares, Inc. and Community Financial Corporation). The Classic Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations. The Community Defined Benefit Plan was frozen as of December 31, 2012 and maintains a March 31st year-end for purposes of computing its benefit obligations. The Company made contributions of approximately $0.5 million and $0.6 million to the Defined Benefit Plans during the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Components of net periodic cost:
Interest cost	$217	$158	$549	$476
Expected return on plan assets	(276)	(203)	(695)	(607)
Net amortization and deferral	267	174	732	522
Net Periodic Pension Cost	$208	$129	$586	$391

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

	September 30, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$179,588	$156,274
Commercial real estate	36,919	33,869
Other commitments	199,323	171,670
Standby letters of credit	14,450	16,743
Commercial letters of credit	1,189	425

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

Note L – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2011	$(4,732)	$825	$(3,907)

Other comprehensive income before reclassifications	—	4,137	4,137
Amounts reclassified from other comprehensive loss	—	(595)	(595)
	—	3,542	3,542

Balance at September 30, 2012	$(4,732)	$4,367	$(365)

Balance at December 31, 2012	$(4,995)	$3,573	$(1,422)

Other comprehensive income before reclassifications	—	(4,693)	(4,693)
Amounts reclassified from other comprehensive loss	—	(59)	(59)
	—	(4,752)	(4,752)

Balance at September 30, 2013	$(4,995)	$(1,179)	$(6,174)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Statements
	2013	2012	2013	2012	of Income

Securities available-for-sale:
Net securities (gains) losses reclassified into earnings	$—	$(458)	$(93)	$(954)	Security gains (losses)
Related income tax expense (benefit)	—	172	34	359	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$(286)	$(59)	$(595)

Note M – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Distributed earnings allocated to common stock	$5,767	$5,150	$17,302	$15,451
Undistributed earnings allocated to common stock	8,081	5,373	17,349	12,375
Net earnings allocated to common shareholders	$13,848	$10,523	$34,651	$27,826

Average shares outstanding	15,608	14,751	15,545	14,700
Effect of dilutive securities:
Warrants outstanding	62	—	60	—
Employee stock awards	120	83	108	83
Shares for diluted earnings per share	15,790	14,834	15,713	14,783

Basic earnings per share	$0.89	$0.71	$2.23	$1.89
Diluted earnings per share	$0.88	$0.71	$2.21	$1.88

Options to purchase approximately 124,000 shares of common stock at an exercise price between $35.09 and $40.88 per share were outstanding during the third quarter of 2012 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.  During the third quarter of 2013, there were no anti-dilutive options outstanding.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at September 30, 2013.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three and nine months ended September 30, 2013.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2013
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,572	$—	$2,572	$—
Obligations of states and political subdivisions	41,849	—	41,849	—
Mortgage-backed securities:
U.S. Government agencies	254,639	—	254,639	—
Private label	2,400	—	2,400	—
Trust preferred securities	12,008	—	9,223	2,785
Corporate securities	9,316	—	9,316	—
Marketable equity securities	4,956	4,956	—	—
Investment funds	1,507	1,507	—	—
Derivative assets	5,810	—	5,810	—
Financial Liabilities
Derivative liabilities	5,810	—	5,810	—

Nonrecurring fair value measurements
Impaired loans	$11,960	$—	$—	$11,960	$(880)
Other real estate owned	7,518	—	—	7,518	(1,058)

December 31, 2012
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3,888	$—	$3,888	$—
Obligations of states and political subdivisions	48,929	—	48,929	—
Mortgage-backed securities:
U.S. Government agencies	286,482	—	286,482	—
Private label	3,272	—	3,272	—
Trust preferred securities	12,645	—	10,260	2,385
Corporate securities	15,947	—	15,947	—
Marketable equity securities	4,185	4,185	—	—
Investment funds	1,774	1,774	—	—
Derivative assets	14,012	—	14,012	—
Financial Liabilities
Derivative liabilities	14,012	—	14,012	—

Nonrecurring fair value measurements
Impaired loans	$10,679	$—	$—	$10,679	$—
Other real estate owned	$8,162	$—	$—	$8,162	$(1,021)
Other assets	$1,000	$—	$1,000	$—	$(288)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Nine months ended September 30,
	2013	2012
Beginning balance	$2,385	$1,982
Impairment losses on investment securities	—	(576)
Included in other comprehensive income	2,176	940
Dispositions	(1,776)	—
Transfers into Level 3	—	—
Ending Balance	$2,785	$2,346

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2013 and 2012, collateral discounts ranged from 20% to 30%. During the nine months ended September 30, 2013 and 2012, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Nine months ended September 30,
	2013	2012

Beginning balance	$10,679	$13,500

Loans classified as impaired during the period	3,052	—
Specific valuation allowance allocations	(750)	—
	2,302	—

(Additional) reduction in specific valuation allowance allocations	(130)	2,666

Paydowns, payoffs, other activity	(891)	(5,396)

Ending balance	$11,960	$10,770

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Nine months ended September 30,
	2013	2012

Beginning balance	$8,162	$7,948

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	4,387	4,563
Charge-offs recognized in the allowance for loan losses	(1,565)	(1,472)
Fair value	2,822	3,091

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	2,832	2,681
Fair value	1,774	1,872
Write-downs included in other non-interest expense	(1,058)	(809)

Acquired	3,492	728
Disposed	(5,900)	(1,841)

Ending balance	$7,518	$9,117

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Cash and cash equivalents	$179,621	$179,621	$179,621	$—	$—
Securities available-for-sale	329,247	329,247	6,463	319,999	2,785
Securities held-to-maturity	3,994	6,406	—	6,406	—
Other securities	13,344	13,344	—	13,344	—
Net loans	2,537,850	2,574,826	—	—	2,574,826
Accrued interest receivable	8,108	8,108	8,108	—	—
Derivative assets	5,810	5,810	—	5,810	—

Liabilities:
Deposits	2,807,536	2,816,263	1,708,806	1,107,457	—
Short-term debt	150,943	150,944	—	150,944	—
Long-term debt	16,495	16,463	—	16,463	—
Derivative liabilities	5,810	5,810	—	5,810	—

December 31, 2012
Assets:
Cash and cash equivalents	84,994	84,994	84,994	—	—
Securities available-for-sale	377,122	377,122	5,959	368,778	2,385
Securities held-to-maturity	13,454	13,861	—	13,861	—
Other securities	11,463	11,463	—	11,463	—
Net loans	2,127,560	2,162,856	—	—	2,162,856
Accrued interest receivable	6,692	6,692	6,692	—	—
Derivative assets	14,012	14,012	—	14,012	—

Liabilities:
Deposits	2,409,316	2,381,495	1,447,954	933,541	—
Short-term debt	114,646	114,648	—	114,648	—
Long-term debt	16,495	16,462	—	16,462	—
Derivative liabilities	14,012	14,012	—	14,012	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2012.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three and nine months ended September 30, 2013 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

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

Financial Summary

Nine months ended September 30, 2013 vs. 2012

The Company reported consolidated net income of $35.0 million, or $2.21 per diluted common share, for the nine months ended September 30, 2013, compared to $28.0 million, or $1.88 per diluted common share, for the nine months ended September 30, 2012. Return on average assets (“ROA”) was 1.38% and return on average equity (“ROE”) was 12.6%  for the first nine months of 2013, compared to 1.33% and 11.6%, respectively, for the first nine months of 2012.  The results for the nine months ended September 30, 2013 include $5.5 million, or $0.23 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Community Financial Corporation ("Community").  Excluding these acquisition and integration expenses, the Company would have reported net income of $38.6 million, a return on average assets of 1.53% and a return on average equity of 14.0%. The results for the nine months ended September 30, 2012 include $4.3 million, or $0.19 diluted per share on an after tax basis, of acquisition and integration expenses related to the acquisition of Virginia Savings Bancorp, Inc. ("Virginia Savings").  Excluding these acquisition and integration expenses, the Company would have reported net income of $30.9 million, a return on average assets of 1.47% and a return on average equity of 12.8%.

The Company’s net interest income for the first nine months of 2013 increased $21.0 million compared to the first nine months of 2012 (see Net Interest Income). The Company recorded a provision for loan losses of $4.9 million for the first nine months of 2013 compared to $4.6 million for the first nine months of 2012 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $2.1 million from the nine months ended September 30, 2012, to the nine months ended September 30, 2013.  Non-interest expenses for the nine months ended September 30, 2013 increased $11.9 million from the nine months ended September 30, 2012.

Three months ended September 30, 2013 vs. 2012

The Company reported consolidated net income of $14.0 million, or $0.88 per diluted common share, for the three months ended September 30, 2013, compared to $10.6 million, or $0.71 per diluted common share, for the three months ended September 30, 2012. Return on average assets (“ROA”) was 1.65% and return on average equity (“ROE”) was 14.8% for the three months ended September 30, 2013 compared to 1.47% and 13.0%, respectively, for the third quarter of 2012.

The Company’s net interest income for the third quarter of 2013 increased $7.5 million compared to the third quarter of 2012 (see Net Interest Income). The Company recorded a provision for loan losses of $1.2 million for the third quarter of 2013 compared to $1.0 million for the third quarter of 2012 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.4 million from the third quarter of 2012, to the third quarter of 2013.  Non-interest expenses for the three months ended September 30, 2013 decreased $2.8 million from the three months ended September 30, 2012.

Net Interest Income

Nine months ended September 30, 2013 vs. 2012

The Company’s tax equivalent net interest income increased $20.9 million, or 28.7%, from $72.8 million for the nine months ended September 30, 2012 to $93.7 million for the nine months ended September 30, 2013. This increase is primarily due to the acquisitions of Virginia Savings and Community, and an increase in the accretion related to these acquisitions. The Company’s reported net interest margin increased from 3.95% for the nine months ended September 30, 2012 to 4.33% for the nine months ended September 30, 2013. Excluding the favorable impact of the accretion from the fair value adjustments ($10.7 million and

$0.9 million), the net interest margin for the nine months ended September 30, 2013 and 2012 would have been 3.84% and 3.90%, respectively.

Three months ended September 30, 2013 vs. 2012

The Company’s tax equivalent net interest income increased $7.5 million, or 29.8%, from $25.1 million for the third quarter of 2012 to $32.5 million for the third quarter of 2013. This increase is primarily due to the acquisitions of Virginia Savings and Community, and an increase in the accretion related to these acquisitions. The Company’s reported net interest margin increased from 3.95% for the quarter ended September 30, 2012 to 4.47% for the quarter ended September 30, 2013. Excluding the favorable impact of the accretion from the fair value adjustments ($5.0 million and $0.9 million), the net interest margin for the three months ended September 30, 2013 and 2012 would have been 3.78% and 3.80%, respectively.

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

	Virginia Savings		Community
		Certificates of		Certificates of
Year Ended	Loans	Deposit	Loans	Deposit	Total
1Q 2013	$985	$178	$858	$160	$2,181
2Q 2013	1,334	122	1,887	174	3,517
3Q 2013	632	121	4,119	174	5,046
Remainder 2013	268	120	1,111	131	1,630
2014	777	537	3,277	294	4,885
2015	541	518	1,848	160	3,067
Thereafter	1,839	497	8,514	47	10,897

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Nine months ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,294,671	$41,215	4.26%	$1,101,805	$36,731	4.45%
Commercial, financial, and agriculture(3)	1,145,286	46,755	5.46	873,295	29,395	4.50
Installment loans to individuals(4), (5)	65,557	4,755	9.70	45,756	2,303	6.72
Previously securitized loans(6)	—	1,968	***	—	2,414	***
Total loans	2,505,514	94,693	5.05	2,020,856	70,843	4.68
Securities:
Taxable	329,918	7,774	3.15	367,800	11,345	4.12
Tax-exempt(7)	31,378	1,437	6.12	39,176	1,694	5.78
Total securities	361,296	9,211	3.41	406,976	13,039	4.28
Deposits in depository institutions	8,090	—	—	7,200	—	—
Federal funds sold	17,450	22	0.17	29,712	38	0.17
Total interest-earning assets	2,892,350	103,926	4.80	2,464,744	83,920	4.55
Cash and due from banks	159,942			75,576
Bank premises and equipment	81,976			68,788
Other assets	257,384			221,661
Less: allowance for loan losses	(20,030)			(19,599)
Total assets	$3,371,622			$2,811,170
Liabilities
Interest-bearing demand deposits	$606,076	$537	0.12%	$532,231	531	0.13%
Savings deposits	596,895	645	0.14	473,626	576	0.16
Time deposits(8)	1,109,895	8,308	1.00	905,561	9,256	1.37
Short-term borrowings	121,677	232	0.25	119,454	229	0.26
Long-term debt	16,495	464	3.76	16,495	499	4.04
Total interest-bearing liabilities	2,451,038	10,186	0.56	2,047,367	11,091	0.72
Noninterest-bearing demand deposits	512,993			408,435
Other liabilities	38,698			33,612
Stockholders’ equity	368,893			321,756
Total liabilities and stockholders’ equity	$3,371,622			$2,811,170
Net interest income		$93,740			$72,829
Net yield on earning assets			4.33%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
For 2013, interest income on residential real estate loans includes $0.8 million and $0.5 million of accretion related to the fair value adjustments due to the acquisitions of Virginia Savings and Community, respectively. For 2012, interest income on residential real estate loans includes $0.6 million of accretion related to the fair value adjustments due to the acquisition of Virginia Savings.

(3)
For 2013, interest income on commercial, financial, and agriculture loans includes $2.0 million and $5.4 million of accretion related to the fair value adjustments due to the acquisitions of Virginia Savings and Community, respectively. For 2012, interest income on commercial, financial and agricultural loans includes $0.3 million of accretion related to the fair value adjustments due to the acquisition of Virginia Savings.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)
For 2013, interest income on installment loans to individuals includes $0.1 million and $1.0 million of accretion related to the fair value adjustments due to the acquisitions of Virginia Savings and Community, respectively. For 2012, interest income on installment loans to individuals includes less than $0.1 million of accretion related to the fair value adjustments due to the acquisition of Virginia Savings.

(6)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(7)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.
(8)
For 2013, interest expense on time deposits includes $0.4 million and $0.5 million in accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community, respectively. For 2012, interest expense on time deposits includes $0.1 million in accretion of the fair value adjustments related to the acquisition of Virginia Savings.

.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Nine months ended September 30, 2013 vs. 2012
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$6,424	$(1,940)	$4,484
Commercial, financial, and agriculture	9,147	8,213	17,360
Installment loans to individuals	996	1,456	2,452
Previously securitized loans	—	(446)	(446)
Total loans	16,567	7,283	23,850
Securities:
Taxable	(1,167)	(2,404)	(3,571)
Tax-exempt(1)	(337)	80	(257)
Total securities	(1,504)	(2,324)	(3,828)
Federal funds sold	(16)	—	(16)
Total interest-earning assets	$15,047	$4,959	$20,006
Interest-bearing liabilities:
Interest-bearing demand deposits	$74	$(68)	$6
Savings deposits	150	(81)	69
Time deposits	2,087	(3,035)	(948)
Short-term borrowings	4	(1)	3
Long-term debt	—	(35)	(35)
Total interest-bearing liabilities	$2,315	$(3,220)	$(905)
Net Interest Income	$12,732	$8,179	$20,911

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,315,848	$13,931	4.20%	$1,140,910	$13,000	4.53%
Commercial, financial, and agriculture(3)	1,157,285	16,910	5.80	880,243	10,069	4.55
Installment loans to individuals(4),(5)	63,409	1,538	9.62	49,111	782	6.33
Previously securitized loans(6)	—	604	***	—	781	***
Total loans	2,536,542	32,983	5.16	2,070,264	24,632	4.73
Securities:
Taxable	312,786	2,392	3.03	372,877	3,438	3.67
Tax-exempt(7)	29,396	460	6.21	36,761	532	5.76
Total securities	342,182	2,852	3.31	409,638	3,970	3.86
Deposits in depository institutions	7,798	—	—	7,063	—	—
Federal funds sold	—	—	—	35,487	15	0.17
Total interest-earning assets	2,886,522	35,835	4.93	2,522,452	28,617	4.51
Cash and due from banks	191,116			80,335
Bank premises and equipment	82,708			72,640
Other assets	251,353			232,793
Less: allowance for loan losses	(20,519)			(19,889)
Total assets	$3,391,180			$2,888,331
Liabilities
Interest-bearing demand deposits	$603,592	$179	0.12%	$539,189	$180	0.13%
Savings deposits	602,827	216	0.14	497,208	204	0.16
Time deposits(8)	1,106,352	2,673	0.96	931,369	2,928	1.25
Short-term borrowings	127,263	82	0.26	122,955	79	0.26
Long-term debt	16,495	154	3.70	16,495	166	4.00
Total interest-bearing liabilities	2,456,529	3,304	0.53	2,107,216	3,557	0.67
Noninterest-bearing demand deposits	521,114			418,584
Other liabilities	35,854			35,461
Stockholders’ equity	377,683			327,070
Total liabilities and stockholders’ equity	$3,391,180			$2,888,331
Net interest income		$32,531			$25,060
Net yield on earning assets			4.47%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
For 2013, interest income on residential real estate loans includes $0.3 million and $0.3 million of accretion related to the fair value adjustments due to the acquisitions of Virginia Savings and Community, respectively. For 2012, interest income on residential real estate loans includes $0.6 million of accretion related to the fair value adjustments due to the acquisition of Virginia Savings.

(3)
For 2013, interest income on commercial, financial, and agriculture loans includes $0.3 million and $3.5 million of accretion related to the fair value adjustments due to the acquisitions of Virginia Savings and Community, respectively. For 2012, interest income on commercial, financial and agricultural loans includes $0.3 million of accretion related to the fair value adjustments due to the acquisition of Virginia Savings.

(4)	Includes the Company’s consumer and DDA overdrafts loan categories.
(5)
For 2013, interest income on installment loans to individuals includes $0.1 million and $0.4 million of accretion related to the fair value adjustments due to the acquisitions of Virginia Savings and Community respectively. For 2012, interest income on installment loans to individuals includes less than $0.1 million of accretion related to the fair value adjustments due to the acquisition of Virginia Savings.

(6)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(7)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.
(8)
For 2013, interest expense on time deposits includes $0.1 million and $0.2 million in accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community Financial, respectively. For 2012, interest expense on time deposits includes $0.1 million in accretion of the fair value adjustments related to the acquisition of Virginia Savings.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended September 30, 2013 vs. 2012
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,999	$(1,068)	$931
Commercial, financial, and agriculture	3,178	3,663	6,841
Installment loans to individual	228	528	756
Previously securitized loans	—	(177)	(177)
Total loans	5,405	2,946	8,351
Securities:
Taxable	(556)	(490)	(1,046)
Tax-exempt(1)	(107)	35	(72)
Total securities	(663)	(455)	(1,118)
Federal funds sold	(15)	—	(15)
Total interest-earning assets	$4,727	$2,491	$7,218
Interest-bearing liabilities:
Interest-bearing demand deposits	$22	$(23)	$(1)
Savings deposits	43	(31)	12
Time deposits	552	(807)	(255)
Short-term borrowings	3	—	3
Long-term debt	—	(12)	(12)
Total interest-bearing liabilities	$620	$(873)	$(253)
Net Interest Income	$4,107	$3,364	$7,471

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Five
Loan Portfolio
(In thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
Residential real estate	$1,188,841	$1,031,435	$1,008,305
Home equity – junior liens	140,887	143,110	143,058
Commercial and industrial	151,185	108,739	105,027
Commercial real estate	1,022,278	821,970	787,887
Consumer	50,757	36,564	38,285
DDA overdrafts	4,508	4,551	2,670
Total loans	$2,558,456	$2,146,369	$2,085,232

Loan balances increased $412.1 million from December 31, 2012 to September 30, 2013, with the acquisition of Community contributing $371 million.  Excluding the acquisition of Community, which contributed $116 million, residential real estate loans increased $41.1 million, or 4.0%, from December 31, 2012 to September 30, 2013.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At September 30, 2013, $14.8 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $2.5 million during the first nine months of 2013.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.

Excluding the acquisition of Community, which contributed $185 million, commercial real estate loans increased $15.7 million, or 1.9%, from December 31, 2012 to September 30, 2013.  At September 30, 2013, $17.4 million of the commercial real estate loans were for commercial properties under construction.  Excluding the acquisition of Community, which contributed $46 million, commercial and industrial loans (“C&I”) decreased $3.3 million from December 31, 2012 to September 30, 2013.  This decrease is primarily due to the continuation of a strategy engaged by the Company to allow certain other high risk loans to exit the portfolio.

Exclusive of the acquisition of Community, which contributed $24 million, consumer loans decreased $9.8 million during the first nine months of 2013.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $4.9 million in the first nine months of 2013 and $4.6 million in the first nine months of 2012.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $3.1 million and $5.0 million for the first nine months of 2013 and 2012, respectively.  Net charge-offs in the first nine months of 2013 consisted primarily of net charge-offs on residential real estate loans of $1.5 million and commercial and industrial loans of $0.7 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.28% at December 31, 2012 to 1.15% at September 30, 2013.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. The Company’s ratio of non-performing assets to total loans and other real estate owned is approximately a third of the 3.62% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended June 30, 2013.

The ALLL at September 30, 2013 was $20.6 million compared to $18.8 million at December 31, 2012.  Below is a summary of the changes in the components of the ALLL from December 31, 2012 to September 30, 2013.

The allowance allocated to the commercial real estate loan portfolio (see Table Nine) increased $0.1 million, or 0.64%, from $10.4 million at December 31, 2012 to $10.5 million at September 30, 2013.

The allowance related to the commercial and industrial loan portfolio increased from $0.5 million at December 31, 2012 to $1.2 million at September 30, 2013 (see Table Nine). This increase was due to a downgrade of a particular credit.

The allowance allocated to the residential real estate portfolio (see Table Nine) increased $1.0 million from $5.2 million at December 31, 2012 to $6.2 million at September 30, 2013. This increase was due to growth in the portfolio.

The allowance allocated to the home equity loan portfolio (see Table Nine) remained flat at $1.7 million at September 30, 2013.

The allowance allocated to the consumer loan portfolio (see Table Nine) remained flat at $0.1 million at September 30, 2013.

The allowance allocated to overdraft deposit accounts (see Table Nine) decreased modestly from $0.9 million at December 31, 2012 to $0.8 million at September 30, 2013.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2013, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses

(In thousands)

	Nine months ended September 30,		Year ended December 31,
	2013	2012	2012
Balance at beginning of period	$18,809	$19,409	$19,409
Charge-offs:
Commercial and industrial	772	126	226
Commercial real estate	803	2,860	4,604
Residential real estate	1,598	746	1,030
Home equity	278	989	1,355
Consumer	326	148	190
DDA overdrafts	1,102	1,128	1,522
Total charge-offs	4,879	5,997	8,927
Recoveries:
Commercial and industrial	51	12	32
Commercial real estate	669	100	289
Residential real estate	137	15	22
Home equity	—	12	18
Consumer	242	90	135
DDA overdrafts	674	745	1,456
Total recoveries	1,773	974	1,952
Net charge-offs	3,106	5,023	6,975
Provision for acquired loans	90	—	—
Provision for loan losses	4,813	4,600	6,375
Balance at end of period	$20,606	$18,986	$18,809
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.17%	0.33%	0.34%
Provision for loan losses (annualized)	0.26%	0.30%	0.31%
As a Percent of Non-Performing Loans:
Allowance for loan losses	93.86%	82.61%	96.59%

Table Seven
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of September 30,		December 31,
	2013	2012	2012
Non-accrual loans	$21,535	$22,586	$19,194
Accruing loans past due 90 days or more	418	397	280
Total non-performing loans	21,953	22,983	19,474

The average recorded investment in impaired loans during the nine months ended September 30, 2013 and 2012 was $13.2 million and $21.6 million, respectively.  The Company recognized less than $0.1 million and approximately $0.7 million of interest income received in cash on non-accrual and impaired loans for the nine months ended September 30, 2013 and 2012, respectively.  Approximately $0.4 million and $0.7 million of interest income would have been recognized during the nine months ended September 30, 2013 and September 30, 2012, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2013.

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
Table Eight
Impaired Loans
(In thousands)

	As of September 30,		As of December 31,
	2013	2012	2012
Impaired loans with a valuation allowance	$3,507	$9,779	$—
Impaired loans with no valuation allowance	9,333	13,204	10,679
Total impaired loans	$12,840	$22,983	$10,679
Allowance for loan losses allocated to impaired loans	$880	$1,204	$—

Table Nine
Allocation of the Allowance for Loan Losses
(In thousands)

	As of September 30,		As of December 31,
	2013	2012	2012
Commercial and industrial	$1,237	$521	$498
Commercial real estate	10,507	10,590	10,440
Residential real estate	6,249	3,815	5,229
Home equity	1,689	3,046	1,699
Consumer	76	105	81
DDA overdrafts	848	909	862
Allowance for Loan Losses	$20,606	$18,986	$18,809

Previously Securitized Loans

As of September 30, 2013, the carrying value of the remaining previously securitized loans was zero, while the actual contractual balances of these loans were $6.5 million. The Company accounts for the difference between the carrying value and the total expected cash flows of previously securitized loans as an adjustment of the yield earned on these loans over their remaining lives. The discount was accreted to income over the period during which payments were probable of collection and were reasonably estimable. During the first nine months of 2013 and 2012, the Company recognized $2.0 million and $2.4 million, respectively, of interest income on its previously securitized loans.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2013 vs. 2012

	Nine months ended September 30,
	2013	2012	$ Change	% Change

Net investment security gains	$0.1	$1.0	$(0.9)	(90.0)%
Non-interest income	43.0	40.0	3.0	7.5%
Non-interest expense	78.0	66.1	11.9	18.0%

Non-Interest Income: Excluding investment security transactions, non-interest income increased $3.0 million to $43.0 million in the first nine months of 2013 as compared to $40.0 million in the first nine months of 2012. Service charges increased $1.3 million, or 6.8%, to $20.6 million, while bankcard revenues increased $0.8 million, or 8.7%, to $10.1 million. These increases were primarily due to the acquisitions of Virginia Savings and Community. In addition, other income increased $0.6 million or 34.8%, to $2.4 million primarily as a result of increased mortgage related revenues. Trust and investment management fee income increased $0.2 million, or 8.7%, to $2.9 million due to core growth, as Virginia Savings and Community did not offer these services.

Non-Interest Expense: Non-interest expenses increased $11.9 million from $66.1 million in the first nine months of 2012 to $78.0 million in the first nine months of 2013. During the first nine months of 2013 and 2012 the Company recognized $5.5 million and $4.3 million of acquisition and integration expenses related to the acquisitions of Community and Virginia Savings, respectively. Excluding these expenses, non-interest expenses increased $10.8 million, from $61.8 million in the first nine months of 2012 to $72.6 million in the first nine months of 2013. This increase was primarily related to higher salaries and employee benefits ($6.3 million) due to the acquisitions of Virginia Savings and Community ($5.7 million) and higher health insurance costs ($0.6 million). In addition, other expenses increased $1.3 million, occupancy and equipment expense increased $1.3 million and depreciation increased $0.9 million. These increases were primarily attributable to the acquisitions of Virginia Savings and Community. Overall expense associated with the acquisitions of Virginia Savings and Community have been in line with the Company's expectations.

Income Tax Expense: The Company’s income tax rate for the nine months ended September 30, 2013 was 34.5% compared to 34.3% for the year ended December 31, 2012, and 34.0% for the nine months ended September 30, 2012.  As a result of the Company's acquisition of Community during the first quarter of 2013, the Company's effective tax rate for 2013 is expected to decrease from 34.3% for the year ended December 31, 2012 to 33.6% for the year ending December 31, 2013. Due to this decline in the effective tax rate, the Company's net deferred tax assets are expected to be realized at a lower effective tax rate, and as a result, the Company's net deferred tax assets were reduced by $0.5 million in the first quarter of 2013.

Three months ended September 30, 2013 vs. 2012

	Three months ended September 30,
	2013	2012	$ Change	% Change

Net investment security gains	$—	$0.5	$(0.5)	(100.0)%
Non-interest income	14.5	13.6	0.9	6.6%
Non-interest expense	24.7	21.8	2.9	13.3%

Non-Interest Income: Exclusive of the net investment gain discussed above, non-interest income increased $0.9 million to $14.5 million in the third quarter of 2013 as compared to $13.6 million in the third quarter of 2012.  Service charges increased $0.4 million, or 6.2%, to $7.2 million while bankcard revenues increased $0.4 million, or 11.5%, to $3.5 million. These increases were primarily due to the acquisition of Community.

Non-Interest Expense: Non-interest expense increased $2.9 million, from $21.8 million in the third quarter of 2012 to $24.7 million in the third quarter of 2013. This increase was primarily related to higher salaries and employee benefits ($1.6 million) and repossessed asset losses ($0.5 million). Salaries and employee benefits increased due to the acquisition of Community ($1.0 million) and higher incentive compensation accruals ($0.2 million). Repossessed asset losses were based on updated appraisals. The Company continually re-evaluates the estimated fair value of properties that have been repossessed by obtaining updated appraisals on at least an annual basis. In addition, occupancy and equipment expense increased $0.3 million and depreciation increased $0.3 million. These increases were also primarily attributable to the acquisition of Community. Overall expense increases associated with the acquisition of Community have been in line with the Company's expectations.

Income Tax Expense:  The Company’s income tax rate for the third quarter of 2013 was 33.6% compared to 34.3% for the year ended December 31, 2012, and 34.3% for the third quarter of 2012.  The income tax rate is based upon the Company’s expected tax rate for the year ending December 31, 2013.

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

During the fourth quarter of 2012, the Company revised its sensitivity analysis to consider the impact of rising interest rates on its deposit balance mix. Prior the interest rates declining in 2007, the Company's deposit account composition included more balances as a percentage of total deposit balances in higher yielding deposit accounts, primarily time deposits. As interest rates have fallen over the last five years, and as the higher yielding time deposits have matured, these balances have shifted to lower yielding transactional deposit accounts such as demand deposits and savings accounts. The Company revised its interest rate sensitivity model at December 31, 2012 and September 30, 2013 to reflect its belief that as interest rates increase, transactional deposit balances will begin to shift back to higher yielding time deposits and the benefit to rising interest rates for the Company will be reducted from its previous models which had not reflected this modification.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
September 30, 2013
+400	4.25%	+1.4%	(2.5)%
+300	3.25	+2.5	+0.8
+200	2.25	+1.7	+2.2
+100	1.25	(0.2)	+1.0
December 31, 2012
+400	4.25%	+4.2%	+4.8%
+300	3.25	+3.8	+5.4
+200	2.25	+2.5	+3.9
+100	1.25	(0.3)	+1.6

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

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank. Dividends paid by City National Bank to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National Bank in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2013, City National Bank could pay dividends up to $24.0 million plus net profits for the remainder of 2013, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $23.3 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2013.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $0.7 million of additional cash over the next 12 months. As of September 30, 2013, the Parent Company reported a cash balance of $2.7 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National Bank will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National Bank manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National Bank from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2013, City National Bank’s assets are significantly funded by deposits and capital. Additionally, City National Bank maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2013, City National Bank has the capacity to borrow an additional $1.4 billion from the FHLB and other financial institutions under existing borrowing facilities. City National Bank maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, City National Bank maintains a significant percentage (95.0%, or $329.2 million million at September 30, 2013) of its investment securities portfolio in the highly liquid available-for-sale classification. Although it has no current intention to do so, these securities could be liquidated, if necessary, to provide an additional funding source.  City National Bank also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 74.7% as of September 30, 2013 and deposit balances fund 82.7% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $346.6 million million at September 30, 2013, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $167.4 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 50.3% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $58.4 million of cash from operating activities during the first nine months of 2013, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $1.9 million of cash in investing activities during the first nine months of 2013 primarily from the purchase of available-for-sale securities.  The Company generated $38.1 million of cash in financing activities during the first nine months of 2013, principally as a result of an increase in short-term borrowings ($36.3 million) and deposits ($16.1 million), partially offset by cash dividends paid to the Company’s common stockholders of $17.1 million.

Capital Resources

During the first nine months of 2013, Shareholders’ Equity increased $44.8 million, or 13.4%, from $333.3 million at December 31, 2012 to $378.0 million at September 30, 2013.  This increase was primarily due to the acquisition of Community ($28.5 million) and net income of $35.0 million, partially offset by dividends declared of $17.7 million.

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

The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

City Holding:	Minimum	Well- Capitalized	Actual
			September 30, 2013	December 31, 2012

Total	8.0%	10.0%	13.5%	13.9%
Tier I Risk-based	4.0	6.0	12.7	13.0
Tier I Leverage	4.0	5.0	9.4	9.8
City National Bank:
Total	8.0%	10.0%	13.1%	12.4%
Tier I Risk-based	4.0	6.0	12.2	11.5
Tier I Leverage	4.0	5.0	9.1	8.7

As of September 30, 2013, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of September 30, 2013, management believes that City Holding and City National Bank meet all capital adequacy requirements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 7, 2013