Form 10-K
period 2013-12-31
CITY HOLDING CO
filed 2014-03-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2013
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Transition Period From ____________To_____________.

Commission File number 0-11733
CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston, West Virginia	25313
(Address of principal executive offices)	(Zip Code)
(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[ ]	No	[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[ ]	No	[ X ]

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

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market was approximately $580.2 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not  be deemed to be conclusive for any other purpose.)

As of March 3, 2014, there were 15,694,224 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2013 are incorporated by reference into Part 1, Item1 and Part II, Items 6, 7, 7A, and 8.  Portions of the Proxy Statement for the 2014 annual shareholders’ meeting to be held on April 30, 2014 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such information involves risks and uncertainties that could cause the Company’s actual results to differ from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “Risk Factors” and the following: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) continued deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other-than-temporary impairments on such investments; and (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) recently adopted by the United States Congress.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I

Item 1.Business

City Holding Company (the “Company”) is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). Through its network of 82 banking offices in West Virginia (57 offices), Virginia (14 offices), Kentucky (8 offices), and Ohio (3 offices), City National provides credit, deposit, trust and investment management, and insurance products and services to its customers. In addition to its branch network, City National’s delivery channels include ATMs, mobile banking, debit cards, interactive voice response systems, and internet technology. City National has approximately 7% of the deposit market share in West Virginia and the Company is the third largest financial holding company headquartered in West Virginia based on deposit share. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2013, approximately 52% of the Company’s loan portfolio was categorized as residential mortgage and home equity-junior lien loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

The commercial and industrial loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. Commercial and industrial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  As of December 31, 2013, the Company reported $164.5 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2013, the Company reported $1.04 billion of loans classified as “Commercial Real Estate.”

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

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans primarily consist of (i) single family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15- to 30- years, and (ii) home equity loans secured by first liens.  In most cases, residential mortgage loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. The Company sells a majority of its fixed-rate originations in the secondary market.  The Company's mortgage products do not include sub-prime, interest only or option adjustable rate mortgage products.  As of December 31, 2013, the Company reported $1.21 billion of loans classified as “Residential Real Estate.”

The Company's home equity junior lien loans are underwritten differently than 1-4 family residential mortgages, with typically less documentation but lower loan-to-value ratios and include both home equity loans and lines-of-credit. This type of lending, which is secured by a junior lien on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended.  Home equity junior lien loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  As of December 31, 2013, the Company reported $143.4 million of loans classified as “Home Equity-Junior Lien.”

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2013, the Company reported $46.4 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2013, the Company reported $3.9 million of loans classified as “DDA Overdrafts.”

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

The Company categorizes commercial loans by industry according to the Standard Industry Classification System (SIC) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2013, the Company did not have any industry classification that exceeded 10% of total loans.

City National provides a broad range of depository products and services, including retail and business transaction accounts, money market and regular savings accounts and certificates of deposit that provide a stable, core deposit base. City National also provides merchant card services and cash management services for businesses.

Market Area

As of December 2013, West Virginia’s unemployment rate was 6.0% as compared to the national average of 6.7% according to Workforce West Virginia.  West Virginia’s unemployment rate for December of 6.0% decreased from December 2012’s rate of 7.5%.  According to the U.S. Census Bureau 2013 estimates, West Virginia’s population was approximately 1.9 million and has increased 2.4% over the past 10 years.  The median home price in the Charleston, WV metropolitan area was $140,000 for 2013 and $132,000 for 2012, according to the National Association of Realtors.

Competition

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Kentucky and Ohio and in Virginia. The majority of the Company’s banking offices are located in the areas of Charleston, Huntington, Beckley, Lewisburg, Martinsburg and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposits, credit, trust and investment management, and insurance customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company faces to retain and attract customers.

Regulation and Supervision

Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and regulations and the potential impact of such provisions to which the Company and City National are subject.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund and are not intended to protect the Company’s security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statute regulation.

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

City National is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act generally requires each national bank to maintain reserves against deposits, restricts the nature and amount of loans that may be made and the interest that may be charged, and restricts investments and other activities.

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

The BHCA generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits bank holding companies to acquire banks located in any state. Riegle-Neal also allows national banks and state banks with different home states to merge across state lines and allows branch banking across state lines, unless specifically prohibited by state laws.

The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (“Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks.  The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts.  Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed.  The Patriot Act creates additional requirements for banks, which were already subject to similar regulations.  The Patriot Act authorizes the Secretary of Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering.  These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.”  The special measures include the following:  (a) require financial institutions to keep records and report on transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

The Company and its subsidiary bank and nonfinancial subsidiaries are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates are also subject to various collateral requirements. Further, the authority of City National to extend credit to the Company's directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans City National may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts.

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

•
Require the OCC to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed to maintain their status as financial holding companies;

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

•	Permanently increase the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;

•	Repeal the federal prohibitions on the payment of interest on demand deposits;

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

On December 10, 2013 the Federal Reserve adopted the final rules implementing the Volcker Rule, which amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the business, results of operations and financial condition of the Company,

Early last year, the Consumer Financial Protection Bureau (the "CFPB") issued eight final regulations governing mainly consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule imposes additional requirements on banks, including rules designed to require banks to ensure borrowers' ability to repay their mortgage and took effect January 10, 2014. The same day, the CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth In Lending Act. On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six federal agencies including the CFPB, issued an interagency rule on appraisals for higher-priced mortgage loans. On November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth In Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. The Company has and is continuing to evaluate these integrated mortgage disclosure rules to determine their impact on the Company and City National.

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the "unfair or deceptive acts or practices" ("UDAP") law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices", which has been delegated to the CFPB for supervision.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company and City National Bank could require the Company and City National Bank to seek other sources of capital in the future.

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

These capital adequacy guidelines will change over the next several years as the new Basel III rules are implemented. See "Basell III" discussion below.

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

	December 31,
	2013	2012
City Holding:
Tier I Risk-based	13.0%	13.0%
Total	13.8	13.9
Tier I Leverage	9.8	9.8
City National:
Tier I Risk-based	11.4%	11.5%
Total	12.2	12.4
Tier I Leverage	8.6	8.7

Basel III

On July 2, 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for all U.S. banking organizations. These rules implement the Basel Committee's December 2010 framework ("Basel III") for strengthening international capital standards, as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions as compared to the current U.S. risk-based capital requirements. The Basel III Capital Rules are effective for City Holding and City National on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appopriate federal regulatory authority's risk-adjusted measure for market risk).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

Minimum Capital Ratio
CET1 to risk-weighted assets	4.5%
Tier 1 capital to risk-weighted assets	6.0%
Total capital to risk-weighted assets	8.0%

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including City Holding and City National may make a one-time permanent election to continue to exclude these items. City Holding and City National expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's available-for-sale-portfolio.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Management believes that, as of December 31, 2013, City Holding and City National would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

At December 31, 2013, City National could pay dividends up to $5.2 million without prior regulatory permission.  During 2013, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures and (3) fund the acquisition of Community Financial Corporation. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2014.

Governmental Policies

The Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Corporation paid $11.6 million in prepaid risk-based assessments and during the second quarter of 2013, the remaining balance was refunded back to the Company. FDIC insurance expense totaled $1.9 million, $1.6 million and $2.6 million in 2013, 2012, and 2011, respectively.

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

Executive Officers of the Registrant

At December 31, 2013, the executive officers of the Company were as follows:

Name	Age	Business Experience
Charles R. Hageboeck, Ph.D.	51
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 2005.

Craig G. Stilwell	58
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	63	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004.
David L. Bumgarner	48	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005.
Jeffrey D. Legge	49	Senior Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank since December 2005.

Employees

The Company had 923 full-time equivalent employees at December 31, 2013.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files at the Securities and Exchange Commision's ("SEC") Public Reference Room at 100 F Street, N. E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public at the SEC's website at www.sec.gov.

The Company’s internet website address is www.bankatcity.com.  The Company makes available free of charge through its website its annual report, quarterly reports, current reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing with the Securities and Exchange Commission. Copies of the Company’s annual report will be made available, free of charge, upon written request.

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2013 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	6
	b.	Analysis of Net Interest Earnings	8
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	9

2.	Investment Portfolio
	a.	Book Value of Investments	15
	b.	Maturity Schedule of Investments	15
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	15

3.	Loan Portfolio
	a.	Types of Loans	16
	b.	Maturities and Sensitivity to Changes in Interest Rates	17
	c.	Risk Elements	17
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		17

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	6
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	21

6.	Return on Equity and Assets		6

7.	Short-term Borrowings		21

Item 1A.Risk Factors

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

As a result of the recession, the financial services industry and the securities markets have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages but spread to all mortgage and real estate asset classes, to leverage bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions and subsequently in companies in a number of other industries and in the broader markets.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the States of West Virginia, Virginia, Kentucky and Ohio, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

While the business environments in West Virginia, Virginia, Kentucky and Ohio, the United States and worldwide have shown improvement since the recession, there can be no assurance that these conditions will continue to improve. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

An Economic Slowdown in West Virginia, Virginia, Kentucky and Ohio Could Hurt the Company's Business

Because the Company focuses its business in West Virginia, Virginia, Kentucky and Ohio, an economic slowdown in these states could hurt the Company's business. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of City National may decline; and

•	Collateral (including real estate) for loans made by City National may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.

The Value of Real Estate Collateral May Fluctuate Significantly Resulting in an Under-Collateralized Loan Portfolio.

The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company's loan portfolio were to decline materially, a significant part of the Company's loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. This could have a material adverse effect on the Company's provision for loan losses and the Company's operating results and financial condition.

The Company and City National are Extensively Regulated

The Company operates in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of the Company's: (i) shares, (ii) acquisition of other companies and businesses, (iii) permissible activities to engage in, (iv) maintenance of adequate capital levels and (v) other operational aspects. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the bank and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2013, the Company’s goodwill and other identifiable intangible assets were approximately $75 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2013. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

System Failure or Cybersecurity Breaches of the Company's Network Security Could Subject the Company to Increased Operating Costs, as Well as Litigation and Other Potential Losses.

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” The Company's operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company's operations could have an adverse effect on its financial condition and results of operations. In addition, the Company's operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company's computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its Internet banking services.

Furthermore, the Company's customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject the Company to additional regulatory scrutiny and expose the Company to civil litigation and possible financial liability.

The Company's Risk Management Practices May Prove to be Inadequate or Not Fully Effective

The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor and manage the types of risk which it is subject to, including credit risk, market risk, liquidity risk, operational risk and reputational risk. Although the Company has devoted significant resources to develop its risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as its risk management techniques, may not be fully effective. In addition, as regulations and markets in which the Company operates continue to evolve, its risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected. Management of the Company's risks in some cases depends upon the use of analytical and/or forecasting models. If the models the Company uses to mitigate these risks are inadequate, it may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated.

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

Significant Legal Actions Could Result in Substantial Liabilities

From time to time, the Company is subject to claims related to its operations.  These claims and legal actions, including supervisory actions by its regulators, could involve large monetary claims and cause the Company to incur significant defense claims.  As a result, the Company may be exposed to substantial liabilities, which could negatively affect its shareholders’ equity and financial results.

The Company Relies Heavily on Its Management Team, and the Unexpected Loss of Key Management May Adversely Affect Its Operations

The Company's success to date has been strongly influenced by its ability to attract and to retain senior management experienced in banking in the markets it serves. The Company's ability to retain executive officers and the current management teams will continue to be important to the successful implementation of its strategies. The Company does not have employment agreements with these key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreement related to its stock options. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National operates 82 branch offices, with fifty-seven offices in West Virginia, fourteen in Virginia, eight in Kentucky and three offices in Ohio. The West Virginia locations are primarily centered in the Charleston, Huntington, Beckley, and Martinsburg markets. City National owns sixty-three locations and leases nineteen locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations and are generally being fully utilized.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. The building is currently being leased to a third party.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At March 3, 2014, there were 2,938 shareholders of record.

	Cash Dividends Per Share	Market Value
		Low	High
2013
Fourth Quarter	$0.37	$41.87	$49.21
Third Quarter	0.37	40.04	46.13
Second Quarter	0.37	36.87	40.43
First Quarter	0.37	36.07	40.05
2012
Fourth Quarter	$0.35	$31.78	$36.45
Third Quarter	0.35	32.37	36.43
Second Quarter	0.35	30.96	35.62
First Quarter	0.35	32.59	37.16

As noted in the section captioned Dividends and Other Payments included in Item 1. Business, the section captioned Liquidity included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Nineteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company.

Stock Repurchase Plan

No shares of the Company’s common stock were repurchased during the fourth quarter of 2013.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2013, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	173,601	$35.26	744,200
Plans not approved by shareholders	—	—	—
Total	173,601	$35.26	744,200

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2013, as well as an overall stock market index (The

Nasdaq Stock Market Index) and the Company’s Peer Group ("Peer Group"). The Peer Group consists of twenty banking institutions that (i) are over $2 billion but less than $7 billion in assets, (ii) have a return on average assets and a return on average equity performance ratios greater than 0%, (iii) derive at least fifteen percent of their total revenues from non-interest income, (iv) were not a participant in the TARP program, (v) their loan portfolio is comprised of at least eighty-five percent commercial loans, (vi) have more than twenty branches, (vii) located in West Virginia, Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia and New York (excluding New York City), excluding: companies in top 5 metro areas (MSAs), thrifts, thinly traded companies and targets of announced mergers. The trading symbols for such financial institutions include: FCF, WSBC, SCBT, TMP, SRCE, STBA, FRME, SASR, UBSH, CTBI, RBCAA, STEL, THFF, BNCN, CFNL, FISI, MSFG, METR, FCBC, SYBT and UVSP.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2008	2009	2010	2011	2012	2013
City Holding Company	100.00	97.20	113.72	110.85	118.66	163.64
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
Peer Group	100.00	58.54	77.97	73.08	86.59	124.94

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2013, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2013, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 11-12 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2013, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 71 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2013, included in this report as Exhibit 13, are incorporated herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.Controls and Procedures

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

(a)
Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2013, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2013, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2014 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Item 11.Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2014 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2014 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2014 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2014 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

Date:	March 7, 2014		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2014. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ Philip L. McLaughlin	/s/ Jay C. Goldman
Philip L. McLaughlin	Jay C. Goldman
Chairman	Director

/s/ David W. Hambrick
J. Thomas Jones	David W. Hambrick
Director	Director

/s/ Sharon H. Rowe	/s/ Charles R. Hageboeck, Ph.D.
Sharon H. Rowe	Charles R. Hageboeck, Ph.D.
Director	Director, President, and Chief Executive Officer

/s/ John R. Elliot	/s/ Tracy W. Hylton, II
John R Elliot	Tracy W. Hylton, II
Director	Director

/s/ Charles W. Fairchilds	/s/ C. Dallas Kayser
Charles W. Fairchilds	C. Dallas Kayser
Director	Director

/s/ William H. File, III
William H. File, III	James L. Rossi
Director	Director

/s/ Robert D. Fisher
Robert D. Fisher
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

10(p)	Form of Change of Control Agreement, dated February 6, 2006, by and between City Holding Company and Jeffrey D. Legge.
13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2013.
21	Subsidiaries of City Holding Company
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.