Form 10-K/A
period 2013-12-31
CITY HOLDING CO
filed 2014-03-13
CIK 726854

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

Commission File number 0-11733
CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston, West Virginia	25,313
(Address of principal executive offices)	(Zip Code)
(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[ ]	No	[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[ ]	No	[ X ]

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the City Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed on March 7, 2014. This Amendment is being filed to append the Exhibit Index to incorporate the City Holding Company's 2013 Incentive Plan by reference in Exhibit 10(q) and to file Exhibit 21, which was inadvertently excluded from the original filing.

This Amendment does not reflect events occurring after the filing date of the original Form 10-K and does not modify or update the disclosures in the original Form 10-K, other than the corrections noted above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2014		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
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
10(q)
City Holding Company's 2013 Incentive Plan (attached to, and incorporated by reference from, City Holding Company's Definitive Proxy Statement, filed March 22, 2013 with the Securities and Exchange Commission).

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