Form 10-Q
period 2014-03-31
CITY HOLDING CO
filed 2014-05-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2014
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
Common stock, $2.50 Par Value – 15,700,815 shares as of May 6, 2014.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company’s actual results differing from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to:  (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect the Company's financial condition and results of operations; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and (13) the effects of the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses. Forward-looking statements made herein reflect management’s expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	March 31, 2014	December 31, 2013
	(Unaudited)

Cash and due from banks	$137,518	$75,999
Interest-bearing deposits in depository institutions	17,709	9,877
Cash and Cash Equivalents	155,227	85,876

Investment securities available for sale, at fair value	349,940	352,660
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2014 and December 31, 2013, - $15,015 and $5,335, respectively)	14,344	4,117
Other securities	13,343	13,343
Total Investment Securities	377,627	370,120

Gross loans	2,557,035	2,606,197
Allowance for loan losses	(21,044)	(20,575)
Net Loans	2,535,991	2,585,622

Bank owned life insurance	92,803	92,047
Premises and equipment, net	81,393	82,548
Accrued interest receivable	7,843	6,866
Net deferred tax asset	40,432	42,165
Goodwill and other intangible assets	74,906	75,142
Other assets	31,514	27,852
Total Assets	$3,397,736	$3,368,238
Liabilities
Deposits:
Noninterest-bearing	$510,406	$493,228
Interest-bearing:
Demand deposits	622,085	601,527
Savings deposits	634,263	612,772
Time deposits	1,062,763	1,077,606
Total Deposits	2,829,517	2,785,133

Short-term borrowings:
Customer repurchase agreements	121,913	137,798
Long-term debt	16,495	16,495
Other liabilities	36,061	41,189
Total Liabilities	3,003,986	2,980,615

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2014 and December 31, 2013, less 2,779,586 and 2,748,922 shares in treasury, respectively	46,249	46,249

Capital surplus	106,743	107,596
Retained earnings	341,486	333,970
Cost of common stock in treasury	(96,514)	(95,202)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(1,334)	(2,110)
Underfunded pension liability	(2,880)	(2,880)
Total Accumulated Other Comprehensive Loss	(4,214)	(4,990)
Total Shareholders’ Equity	393,750	387,623
Total Liabilities and Shareholders’ Equity	$3,397,736	$3,368,238

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2014	2013

Interest and fees on loans	$29,734	$29,939
Interest and dividends on investment securities:
Taxable	3,003	2,750
Tax-exempt	281	324
Interest on federal funds sold	—	13
Total Interest Income	33,018	33,026

Interest Expense
Interest on deposits	2,753	3,227
Interest on short-term borrowings	75	71
Interest on long-term debt	150	157
Total Interest Expense	2,978	3,455
Net Interest Income	30,040	29,571
Provision for loan losses	1,363	1,738
Net Interest Income After Provision for Loan Losses	28,677	27,833

Non-interest Income
Gains on sale of investment securities	83	84
Service charges	6,160	6,535
Bankcard revenue	3,685	3,199
Insurance commissions	2,025	1,840
Trust and investment management fee income	1,037	990
Bank owned life insurance	756	812
Other income	559	866
Total Non-interest Income	14,305	14,326

Non-interest Expense
Salaries and employee benefits	13,139	12,949
Occupancy and equipment	2,615	2,472
Depreciation	1,478	1,399
FDIC insurance expense	410	511
Advertising	824	735
Bankcard expenses	806	727
Postage, delivery, and statement mailings	575	605
Office supplies	410	441
Legal and professional fees	409	435
Telecommunications	338	445
Repossessed asset losses (gains), net of expenses	379	(155)
Merger related costs	—	5,540
Other expenses	1,993	3,299
Total Non-interest Expense	23,376	29,403
Income Before Income Taxes	19,606	12,756
Income tax expense	5,803	4,769

Net Income Available to Common Shareholders	$13,803	$7,987

Total comprehensive income	$14,579	$8,078

Average common shares outstanding	15,631	15,473
Effect of dilutive securities:
Employee stock awards and warrant outstanding	165	154
Shares for diluted earnings per share	15,796	15,627

Basic earnings per common share	$0.87	$0.51
Diluted earnings per common share	$0.86	$0.51
Dividends declared per common share	$0.40	$0.37

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$13,803	$7,987

Unrealized gains on available-for-sale securities arising during the period	1,313	228
Reclassification adjustment for gains	(83)	(84)
Other comprehensive income before income taxes	1,230	144
Tax effect	(454)	(53)
Other comprehensive income, net of tax	776	91

Comprehensive income, net of tax	$14,579	$8,078

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2014 and 2013
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$46,249	$103,524	$309,270	$(124,347)	(1,422)	$333,274
Net income			7,987			7,987
Other comprehensive income					91	91
Acquisition of Community Financial Corporation		4,434		24,272		28,706
Cash dividends declared ($0.37 per share)			(6,064)			(6,064)
Stock-based compensation expense, net		(91)		548		457
Exercise of 42,250 stock options		110		1,287		1,397
Balance at March 31, 2013	$46,249	$107,977	$311,193	$(98,240)	$(1,331)	$365,848

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	46,249	$107,596	$333,970	(95,202)	$(4,990)	$387,623
Net income			13,803			13,803
Other comprehensive income					776	776
Cash dividends declared ($0.40 per share)			(6,287)			(6,287)
Stock-based compensation expense, net		(746)		1,318		572
Exercise of 7,000 stock options		(107)		306		199
Purchase of 68,145 treasury shares				(2,936)		(2,936)
Balance at March 31, 2014	46,249	$106,743	$341,486	(96,514)	$(4,214)	$393,750

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2014	2013
Net income	$13,803	$7,987
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	(1,634)	(1,130)
Provision for loan losses	1,363	1,738
Depreciation of premises and equipment	1,478	1,399
Deferred income tax expense	752	(1,151)
Net periodic employee benefit cost	179	329
Realized investment securities gains	(83)	(84)
Stock-compensation expense	572	457
Increase in value of bank-owned life insurance	(756)	(812)
Loans originated for sale	(940)	(11,554)
Proceeds from the sale of loans originated for sale	1,672	14,630
Gain on sale of loans	(49)	(298)
Change in accrued interest receivable	(977)	(615)
Change in other assets	(3,629)	4,417
Change in other liabilities	(5,240)	(620)
Net Cash Provided by Operating Activities	6,511	14,693

Proceeds from sales of securities available-for-sale	129	488
Proceeds from maturities and calls of securities available-for-sale	13,885	46,205
Proceeds from maturities and calls of securities held-to-maturity	—	5,083
Purchases of securities available-for-sale	(10,262)	(488)
Purchases of securities held-to-maturity	(10,226)	—
Net decrease in loans	49,511	16,391
Purchases of premises and equipment	(356)	(1,700)
Acquisition of Community Financial Corporation, net of cash acquired of $8,888	—	(21,849)
Net Cash Provided by Investing Activities	42,681	44,130

Net increase in noninterest-bearing deposits	17,178	53,065
Net increase in interest-bearing deposits	27,430	39,138
Net (decrease) increase in short-term borrowings	(15,885)	1,781
Purchases of treasury stock	(2,936)	—
Proceeds from exercise of stock options	199	1,397
Dividends paid	(5,827)	(5,461)
Net Cash Provided by Financing Activities	20,159	89,920
Increase in Cash and Cash Equivalents	69,351	148,743
Cash and cash equivalents at beginning of period	85,876	84,994
Cash and Cash Equivalents at End of Period	$155,227	$233,737

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note A –Background and Basis of Presentation

City Holding Company is a financial holding company headquartered in Charleston, West Virginia and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National operates a network of 82 branch offices primarily along the I-64 corridor from Grayson, Kentucky through Lexington, Virginia; and along the I-81 corridor through the Shenandoah Valley from Staunton, Virginia to Martinsburg, West Virginia. City's branch network includes 57 offices in West Virginia, 14 offices in Virginia, 8 offices in Kentucky and 3 offices in Ohio. City National provides credit, deposit, investment advisory and insurance products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities such as Charleston (WV), Huntington (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Martinsburg (WV). In addition to its branch network, the bank's delivery channels include ATMs, mobile banking, on-line banking, debit cards, cash management tools and telephone banking systems.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for three months ended March 31, 2014 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2014. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements included in the Company’s 2013 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B - Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, subject to certain exceptions. This ASU became effective for the Company on January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on the Company's financial statements.

In January 2014, the FASB issued ASU No. 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." This ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The ASU also requires reporting entities to disclose information that enable users of its financial statements to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. This ASU will become effective for the Company on January 1, 2015. The adoption of ASU 2014-01 is not expected to have a material impact on the Company's financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. Additionally, the amendments require interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU will become effective for the Company on January 1, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2,175	$38	$—	$2,213	$2,317	$48	$—	$2,365
Obligations of states and
political subdivisions	39,061	787	55	39,793	41,027	627	106	41,548
Mortgage-backed securities:
U.S. government agencies	283,439	2,936	4,872	281,503	282,653	2,765	7,310	278,108
Private label	2,101	17	—	2,118	2,184	16	3	2,197
Trust preferred
securities	10,444	10	2,115	8,339	12,943	2,113	1,900	13,156
Corporate securities	9,792	236	567	9,461	9,788	183	843	9,128
Total Debt Securities	347,012	4,024	7,609	343,427	350,912	5,752	10,162	346,502
Marketable equity securities	3,288	1,732	—	5,020	3,334	1,339	—	4,673
Investment funds	1,525	—	32	1,493	1,525	—	40	1,485
Total Securities
Available-for-Sale	$351,825	$5,756	$7,641	$349,940	$355,771	$7,091	$10,202	$352,660

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Mortgage-backed securities
US government agencies	$10,224	$29	$—	$10,253	$—	$—	$—	$—
Trust preferred securities	4,120	642	—	4,762	4,117	1,218	—	5,335
Total Securities
Held-to-Maturity	$14,344	$671	$—	$15,015	$4,117	$1,218	$—	$5,335

Other investment securities:
Non-marketable equity securities	$13,343	$—	$—	$13,343	$13,343	$—	$—	$13,343
Total Other Investment
Securities	$13,343	$—	$—	$13,343	$13,343	$—	$—	$13,343

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

	March 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$3,261	$43	$118	$12	$3,379	$55
Mortgage-backed securities:
U.S. Government agencies	149,819	4,160	13,627	712	163,446	4,872
Trust preferred securities	501	177	4,365	1,938	4,866	2,115
Corporate securities	6,162	567	—	—	6,162	567
Investment funds	1,468	32	—	—	1,468	32
Total	$161,211	$4,979	$18,110	$2,662	$179,321	$7,641

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$5,600	$87	$243	$19	$5,843	$106
Mortgage-backed securities:
U.S. Government agencies	195,661	7,113	5,040	197	200,701	7,310
Private label	1,491	3	—	—	1,491	3
Trust preferred securities	—	—	4,400	1,900	4,400	1,900
Corporate securities	5,881	843	—	—	5,881	843
Investment funds	$1,460	$40	$—	$—	1,460	40
Total	$210,093	$8,086	$9,683	$2,116	$219,776	$10,202

Marketable equity securities consist of investments made by the Company in equity positions of various community banks.  Included within this portfolio are meaningful (2-5%) ownership positions in the following community bank holding companies: First National Corporation (FXNC) and First United Corporation (FUNC).

During the three months ended March 31, 2014 and 2013, the Company had no credit-related net investment impairment losses. Also, for the year ended December 31, 2013, the Company had no credit-related net investment impairment losses.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2014, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of March 31, 2014, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At March 31, 2014, the book value of the Company’s five pooled trust preferred securities totaled $3.0 million with an estimated fair value of $1.6 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the three months ended March 31, 2014 and for the year ended December 31, 2013 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2013	$21,186	$4,813	$25,999
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(115)	(115)
Balance at December 31, 2013	21,186	4,698	25,884
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(46)	(46)
Balance at March 31, 2014	$21,186	$4,652	$25,838

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of March 31, 2014 (dollars in thousands):

Deal Name	Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining of performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
	Pooled trust preferred securities:
	Other-than-temporarily impaired
	Available for Sale:
P1	Pooled	Mezz	$826	$190	$381	191	Caa3	7	19.5%	20.0%	(2)	52.2%
P2	Pooled	Mezz	2,535	—	—	—	Ca	6	22.3%	—%	(2)	—%
P3	Pooled	Mezz	2,962	1,419	403	(1,016)	Caa3	22	24.1%	8.2%	(2)	17.3%
P4	Pooled	Mezz	4,060	400	162	(238)	Ca	9	19.2%	7.1%	(3)	22.3%
P5	Pooled	Mezz	6,062	678	501	(177)	Ca	9	22.7%	20.0%	(2)	49.2%
	Held to Maturity:
P6	Pooled	Mezz	1,599	120	762	642	Caa3	7	19.5%	20.0%	(2)	52.2%
P7	Pooled	Mezz	3,367	—	—	—	Ca	6	22.3%	—%	(2)	—%
	Single issuer trust preferred securities
	Available for sale:
S5	Single		261	235	319	84	NR	1	—%	—%
	Held to Maturity:
S9	Single		4,000	4,000	4,000	—	NR	1	—%	—%

(1)
The differences noted consist of unrealized gains (losses) recorded at March 31, 2014 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,024	$7,973
Due after one year through five years	20,221	20,729
Due after five years through ten years	29,702	30,306
Due after ten years	289,065	284,419
	$347,012	$343,427
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	14,344	15,015
	$14,344	$15,015

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold

	Three Months Ended
	March 31,
	2014	2013

Gross realized gains	$83	$84
Gross realized losses	—	—
Net investment security gains	$83	$84

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $270 million and $278 million at March 31, 2014 and December 31, 2013, respectively.

Subsequent to the first quarter, the Company transferred certain securities from available-for-sale to held-to-maturity. Transfers of securities into the held-to-maturity categories from available-for-sale are made at fair value on the date of the transfer. The securities had an aggregate fair value of $83.4 million, with an aggregate net unrealized loss of $0.1 million on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of March 31, 2014 totaled $0.1 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2014	December 31, 2013
Residential real estate	$1,214,785	$1,207,150
Home equity – junior liens	141,929	143,390
Commercial and industrial	144,108	164,484
Commercial real estate	1,009,892	1,040,866
Consumer	42,320	46,402
DDA overdrafts	4,001	3,905
Gross loans	2,557,035	2,606,197
Allowance for loan losses	(21,044)	(20,575)
Net loans	$2,535,991	$2,585,622

Construction loans of $17.7 million and $17.3 million are included within residential real estate loans at March 31, 2014 and December 31, 2013, respectively.  Construction loans of $28.9 million and $24.0 million are included within commercial real estate loans at March 31, 2014 and December 31, 2013, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp ("Virginia Savings") and Community Financial Corporation ("Community") acquisitions (in thousands):

	Virginia
	Savings	Community	Total
March 31, 2014
Outstanding loan balance	$45,493	$258,882	$304,375

Credit-impaired loans:
Carrying value	3,102	19,986	23,088
Contractual principal and interest	3,821	30,476	34,297

December 31, 2013
Outstanding loan balance	$48,833	$279,890	$328,723

Credit-impaired loans:
Carrying value	3,182	26,330	29,512
Contractual principal and interest	3,932	38,566	42,498

Changes in the accretable yield of the credit-impaired loans for the three months ended March 31, 2014 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$698	$3,182	$10,389	$26,330	$11,087	$29,512
Additions	—	—	—	27	—	27
Accretion	(59)	59	(812)	812	(871)	871
Net reclassifications to accretable yield from
non-accretable yield	—	—	(153)	—	(153)	—
Payments received, net	—	(139)	—	(7,183)	—	(7,322)
Disposals	(2)	—	(220)	—	(222)	—
Balance at the end of period	$637	$3,102	$9,204	$19,986	$9,841	$23,088

Increases in expected cash flow subsequent to the acquisition are recognized first as a reduction of any previous impairment, then prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan loss and an increase in the allowance for purchased credit-impaired loans.

Note E – Allowance For Loan Losses

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

The following summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2014 and 2013 (in thousands).  The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2014 and December 31, 2013 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Three months ended March 31, 2014
Allowance for loan loss
Beginning balance	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575
Charge-offs	4	382	427	108	84	341	1,346
Recoveries	63	30	24	—	76	259	452
Provision	(123)	837	756	(103)	5	3	1,375
Provision for acquired loans	$(12)	$—	$—	$—	$—	$—	(12)
Ending balance	$1,063	$11,260	$6,410	$1,461	$74	$776	$21,044

Three months ended March 31, 2013
Allowance for loan loss
Beginning balance	$498	$10,440	$5,229	$1,699	$81	$862	$18,809
Charge-offs	62	203	591	116	3	339	1,314
Recoveries	1	18	48	—	147	274	488
Provision	67	554	1,189	52	(149)	25	1,738
Ending balance	$504	$10,809	$5,875	$1,635	$76	$822	$19,721

As of March 31, 2014
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$533	$—	$—	$—	$—	$533
Collectively	760	10,448	6,407	1,461	74	776	19,926
Acquired with deteriorated
credit quality	303	279	3	—	—	—	585
Total	$1,063	$11,260	$6,410	$1,461	$74	$776	$21,044

Loans
Evaluated for impairment:
Individually	$—	$10,947	$456	$297	$—	$—	$11,700
Collectively	142,358	980,885	1,213,816	139,310	42,206	4,001	2,522,576
Acquired with deteriorated
credit quality	1,750	18,060	513	2,322	114	—	22,759
Total	$144,108	$1,009,892	$1,214,785	$141,929	$42,320	$4,001	$2,557,035

As of December 31, 2013
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$880	$—	$—	$—	$—	$880
Collectively	827	9,615	6,054	1,672	77	855	19,100
Acquired with deteriorated
credit quality	312	280	3	—	—	—	595
Total	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575

Loans
Evaluated for impairment:
Individually	$—	$11,837	$459	$298	$—	$—	$12,594
Collectively	162,500	1,004,475	1,204,594	142,325	46,292	3,905	2,564,091
Acquired with deteriorated
credit quality	1,984	24,554	2,097	767	110	—	29,512
Total	$164,484	$1,040,866	$1,207,150	$143,390	$46,402	$3,905	$2,606,197

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk grading.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings for commercial loans are:  Pass, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields, ratios and leverage, cash flow spread and coverage, prior history, capability of management, market position/industry, potential impact of changing economic, legal, regulatory or environmental conditions, purpose, structure, collateral support, and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

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

The following presents loans by the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
March 31, 2014
Pass	$137,353	$929,467	$1,066,820
Special mention	1,118	23,004	24,122
Substandard	5,223	56,976	62,199
Doubtful	414	445	859
Total	$144,108	$1,009,892	$1,154,000

December 31, 2013
Pass	$158,000	$958,186	$1,116,186
Special mention	648	20,072	20,720
Substandard	5,416	62,139	67,555
Doubtful	420	469	889
Total	$164,484	$1,040,866	$1,205,350

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
March 31, 2014
Residential real estate	$1,213,245	$1,540	$1,214,785
Home equity - junior lien	141,830	99	141,929
Consumer	42,319	1	42,320
DDA overdrafts	4,001	—	4,001
Total	$1,401,395	$1,640	$1,403,035

December 31, 2013
Residential real estate	$1,204,331	$2,819	$1,207,150
Home equity - junior lien	143,112	278	143,390
Consumer	46,353	49	46,402
DDA overdrafts	3,900	5	3,905
Total	$1,397,696	$3,151	$1,400,847

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

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of March 31, 2014 and December 31, 2013 (in thousands):

	Originated Loans
	March 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,108,719	$3,328	$672	$118	$—	$1,188	$1,114,025
Home equity - junior lien	141,097	552	56	30	—	69	141,804
Commercial and industrial	126,118	77	—	—	—	134	126,329
Commercial real estate	821,681	534	255	—	—	12,812	835,282
Consumer	31,156	53	10	—	—	—	31,219
DDA overdrafts	3,804	195	2	—	—	—	4,001
Total	$2,232,575	$4,739	$995	$148	$—	$14,203	$2,252,660

	Acquired Loans
	March 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$99,713	$768	$45	$—	$—	$234	$100,760
Home equity - junior lien	104	18	3	—	—	—	125
Commercial and industrial	15,812	83	44	—	—	1,840	17,779
Commercial real estate	166,504	610	167	283	2,729	4,317	174,610
Consumer	10,704	379	17	1	—	—	11,101
DDA overdrafts	—	—	—	—	—	—	—
Total	$292,837	$1,858	$276	$284	$2,729	$6,391	$304,375

	Total Loans
	March 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,208,432	$4,096	$717	$118	$—	$1,422	$1,214,785
Home equity - junior lien	141,201	570	59	30	—	69	141,929
Commercial and industrial	141,930	160	44	—	—	1,974	144,108
Commercial real estate	988,185	1,144	422	283	2,729	17,129	1,009,892
Consumer	41,860	432	27	1	—	—	42,320
DDA overdrafts	3,804	195	2	—	—	—	4,001
Total	$2,525,412	$6,597	$1,271	$432	$2,729	$20,594	$2,557,035

	Originated Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,096,911	$4,123	$495	$231	$—	$1,905	$1,103,665
Home equity - junior lien	141,967	880	—	42	—	236	143,125
Commercial and industrial	144,197	—	—	—	—	79	144,276
Commercial real estate	835,908	668	—	—	—	13,097	849,673
Consumer	32,647	172	7	4	—	—	32,830
DDA overdrafts	3,511	374	15	5	—	—	3,905
Total	$2,255,141	$6,217	$517	$282	$—	$15,317	$2,277,474

	Acquired Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$101,789	$842	$172	$—	$—	$682	$103,485
Home equity - junior lien	265	—	—	—	—	—	265
Commercial and industrial	18,253	—	80	—	—	1,875	20,208
Commercial real estate	176,018	2,772	273	109	7,534	4,487	191,193
Consumer	12,876	622	29	45	—	—	13,572
DDA overdrafts	—	—	—	—	—	—	—
Total	$309,201	$4,236	$554	$154	$7,534	$7,044	$328,723

	Total Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,198,700	$4,965	$667	$231	$—	$2,587	$1,207,150
Home equity - junior lien	142,232	880	—	42	—	236	143,390
Commercial and industrial	162,450	—	80	—	—	1,954	164,484
Commercial real estate	1,011,926	3,440	273	109	7,534	17,584	1,040,866
Consumer	45,523	794	36	49	—	—	46,402
DDA overdrafts	3,511	374	15	5	—	—	3,905
Total	$2,564,342	$10,453	$1,071	$436	$7,534	$22,361	$2,606,197

The following presents the Company’s impaired loans, by class, as of March 31, 2014 and December 31, 2013 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$456	$456	$—	$459	$459	$—
Home equity - junior liens	297	297	—	298	298	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	8,273	9,064	—	8,421	8,361	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$9,026	$9,817	$—	$9,178	$9,118	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	2,675	6,330	533	3,416	3,416	880
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$2,675	$6,330	$533	$3,416	$3,416	$880

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the three months ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$456	$—	$—	$—
Home equity - junior liens	297	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	8,815	5	10,340	—
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$9,568	$5	$10,340	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	2,706	30	3,137	—
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$2,706	$30	$3,137	$—

     Approximately $0.1 million and $0.1 million of interest income would have been recognized during the three months ended March 31, 2014 and 2013, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2014.

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

The following tables set forth the Company’s TDRs (in thousands):

	March 31, 2014			December 31, 2013
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$84	$—	$84	$88	$—	$88
Commercial real estate	1,854	—	1,854	1,783	—	1,783
Residential real estate	18,666	274	18,940	18,651	1,693	20,344
Home equity	2,852	14	2,866	2,859	14	2,873
Consumer	—	—	—	—	—	—
	$23,456	$288	$23,744	$23,381	$1,707	$25,088

	New TDRs			New TDRs
	For the three months ended			For the three months ended
	March 31, 2014			March 31, 2013
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	1,071	1,071
Residential real estate	7	351	351	9	853	853
Home equity	4	116	116	17	1,075	1,075
Consumer	—	—	—	—	—	—
	11	$467	$467	27	$2,999	$2,999

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.73% and 3.74%, respectively	$16,495	$16,495

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

Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly.  Interest payments are due in March, June, September and December.  The Debentures are redeemable prior to maturity at the option of the Company (i) in whole or at any time or in part from time-to-time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

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

Note G – Derivative Instruments

As of March 31, 2014 and December 31, 2013, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.

The following table summarizes the fair value of these derivative instruments (in thousands):

Fair Value:	March 31, 2014	December 31, 2013

Other Assets	$5,591	$3,538
Other Liabilities	5,591	3,538

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2014	2013
Change in Fair Value:
Other income - derivative asset	$2,054	$(1,579)
Other income - derivative liability	(2,054)	1,579

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2014 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative assets:
Interest rate swap agreements	$5,591	$—	$5,591	$—	$5,591	$5,591	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative liabilities:
Interest rate swap agreements	$5,591	$—	$5,591	$—	$12,035	$12,035	$—

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of March 31, 2014, under the 2003 Plan and 2013 Plan, 411,601 stock options had been awarded and 227,209 restricted stock awards had been awarded, respectively.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2014		2013
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	173,601	$35.26	289,544	$34.38
Granted	13,953	44.43	15,475	37.74
Exercised	(7,000)	28.39	(42,250)	33.06
Forfeited	—	—	(1,500)	36.90
Outstanding at March 31	180,554	$36.23	261,269	$34.77

Additional information regarding stock options outstanding and exercisable at March 31, 2014, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	51,750	$30.47	4.5	$821	26,332	$30.44	3.4	$419
$35.09 - $44.43	128,804	38.54	5.6	1,003	66,500	39.13	2.8	479
	180,554			$1,824	92,832			$898

Proceeds from stock option exercises were $0.2 million and $1.4 million during the three months ended March 31, 2014 and 2013, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the three months ended March 31, 2014 and 2013 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.1 million and less than $0.2 million during the three months ended March 31, 2014 and 2013, respectively.

Stock-based compensation expense was less than $0.1 million for the three months ended March 31, 2014 and 2013.  Unrecognized stock-based compensation expense related to stock options approximated $0.6 million at March 31, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.8 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	2.42%	1.88%
Expected dividend yield	3.60%	3.70%
Volatility factor	48.75%	41.35%
Expected life of option	8.0 years	8.0 years

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $3.6 million at March 31, 2014. At March 31, 2014, this unrecognized expense is expected to be recognized over 3.9 years years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2014		2013
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	142,469		116,711
Granted	24,262	$44.47	11,633	$37.74
Forfeited/Vested	(6,200)		(2,425)
Outstanding at March 31	160,531		125,919

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for both the three months ended March 31, 2014 and 2013.

The Company maintains two defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations. The Community Defined Benefit Plan was frozen as of December 31, 2012 and maintains a March 31st year-end for purposes of computing its benefit obligations. The Company made contributions of approximately $0.1 million to the Defined Benefit Plans during the three months ended March 31, 2014 and 2013.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended March 31,
	2014	2013
Components of net periodic cost:
Interest cost	$217	$224
Service cost	—	116
Expected return on plan assets	(276)	(269)
Net amortization and deferral	238	258
Net Periodic Pension Cost	$179	$329

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

	March 31, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$175,063	$174,417
Commercial real estate	37,415	42,209
Other commitments	183,719	201,065
Standby letters of credit	14,017	14,122
Commercial letters of credit	1,673	1,555

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

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2012	$(4,995)	$3,573	$(1,422)

Other comprehensive income before reclassifications	—	144	144
Amounts reclassified from other comprehensive loss	—	(53)	(53)
	—	91	91

Balance at March 31, 2013	$(4,995)	$3,664	$(1,331)

Balance at December 31, 2013	$(2,880)	$(2,110)	$(4,990)

Other comprehensive income before reclassifications	—	828	828
Amounts reclassified from other comprehensive loss	—	(52)	(52)
	—	776	776

Balance at March 31, 2014	$(2,880)	$(1,334)	$(4,214)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Affected line item
	March 31,		in the Statements
	2014	2013	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(83)	$(84)	Security gains (losses)
Related income tax expense	31	31	Income tax expense
Net effect on accumulated other comprehensive loss	$(52)	$(53)

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Distributed earnings allocated to common stock	$6,224	$5,748
Undistributed earnings allocated to common stock	7,438	2,175
Net earnings allocated to common shareholders	$13,662	$7,923

Average shares outstanding	15,631	15,473
Effect of dilutive securities:
Warrant outstanding	62	55
Employee stock awards	103	99
Shares for diluted earnings per share	15,796	15,627

Basic earnings per share	$0.87	$0.51
Diluted earnings per share	$0.86	$0.51

Options to purchase approximately 10,000 shares of common stock at an exercise price of $40.88 per share were outstanding during the first quarter of 2013 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.  During the first quarter of 2014, there were no anti-dilutive options outstanding.

Note L – Fair Value Measurements

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2014.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three months ended March 31, 2014.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2014
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,213	$—	$2,213	$—
Obligations of states and political subdivisions	39,793	—	39,793	—
Mortgage-backed securities:
U.S. Government agencies	281,503	—	281,503	—
Private label	2,118	—	2,118	—
Trust preferred securities	8,339	—	6,573	1,766
Corporate securities	9,461	—	9,461	—
Marketable equity securities	5,020	5,020	—	—
Investment funds	1,493	1,493	—	—
Derivative assets	5,591	—	5,591	—
Financial Liabilities
Derivative liabilities	5,591	—	5,591	—

Nonrecurring fair value measurements
Impaired loans	$11,189	$—	$—	$11,189	$(361)
Other real estate owned	9,537	—	—	9,537	(191)

December 31, 2013
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,365	$—	$2,365	$—
Obligations of states and political subdivisions	41,548	—	41,548	—
Mortgage-backed securities:
U.S. Government agencies	278,108	—	278,108	—
Private label	2,197	—	2,197	—
Trust preferred securities	13,156	—	9,269	3,887
Corporate securities	9,128	—	9,128	—
Marketable equity securities	4,673	4,673	—	—
Investment funds	1,485	1,485	—	—
Derivative assets	3,538	—	3,538	—
Financial Liabilities
Derivative liabilities	3,538	—	3,538	—

Nonrecurring fair value measurements
Impaired loans	$11,714	$—	$—	$11,714	$(880)
Other real estate owned	$8,470	$—	$—	$8,470	$(1,108)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$3,887	$2,385
Impairment losses on investment securities	—	—
Included in other comprehensive income	(2,121)	56
Dispositions	—	—
Transfers into Level 3	—	—
Ending Balance	$1,766	$2,441

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2014 and 2013, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2014 and 2013, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three months ended March 31,
	2014	2013

Beginning balance	$11,714	$10,679

Loans classified as impaired during the period	—	3,126
Specific valuation allowance allocations	(361)	(750)
	(361)	2,376

(Additional) reduction in specific valuation allowance allocations	730	—

Paydowns, payoffs, other activity	(894)	(321)

Ending balance	$11,189	$12,734

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,
	2014	2013

Beginning balance	$8,470	$8,162

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,907	857
Charge-offs recognized in the allowance for loan losses	—	(310)
Fair value	1,907	547

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	—	—
Fair value	(191)	—
Write-downs included in other non-interest expense	(191)	—

Acquired	—	3,492
Disposed	(649)	(1,693)

Ending balance	$9,537	$10,508

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Cash and cash equivalents	$155,227	$155,227	$155,227	$—	$—
Securities available-for-sale	349,940	349,940	6,513	341,661	1,766
Securities held-to-maturity	14,344	15,015	—	15,015	—
Other securities	13,343	13,343	—	13,343	—
Net loans	2,535,991	2,558,456	—	—	2,558,456
Accrued interest receivable	7,843	7,843	7,843	—	—
Derivative assets	5,591	5,591	—	5,591	—

Liabilities:
Deposits	2,829,517	2,837,371	1,766,754	1,070,617	—
Short-term debt	121,913	121,917	—	121,917	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	5,591	5,591	—	5,591	—

December 31, 2013
Assets:
Cash and cash equivalents	85,876	85,876	85,876	—	—
Securities available-for-sale	352,660	352,660	6,158	342,615	3,887
Securities held-to-maturity	4,117	5,335	—	5,335	—
Other securities	13,343	13,343	—	13,343	—
Net loans	2,585,622	2,609,524	—	—	2,609,524
Accrued interest receivable	6,866	6,866	6,866	—	—
Derivative assets	3,538	3,538	—	3,538	—

Liabilities:
Deposits	2,785,133	2,793,620	1,707,527	1,086,093	—
Short-term debt	137,798	137,801	—	137,801	—
Long-term debt	16,495	16,495	—	16,495	—
Derivative liabilities	3,538	3,538	—	3,538	—

Note M – Merger Related Costs

During the three months ended March 31, 2013, the Company incurred $5.5 million of merger-related costs in connection with the acquisition of Community on January 10, 2013. These costs were primarily for severance ($2.5 million), professional fees ($1.4 million) and data processing costs ($1.1 million).

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2013 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2013 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, other-than-temporary impairment on investment securities and purchased credit-impaired loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2010 through 2012.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three months ended March 31, 2014 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

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

Financial Summary

Three months ended March 31, 2014 vs. 2013

The Company reported consolidated net income of $13.8 million, or $0.86 per diluted common share, for the three months ended March 31, 2014, compared to $8.0 million, or $0.51 per diluted common share, for the three months ended March 31, 2013. Return on average assets (“ROA”) was 1.63% and return on average equity (“ROE”) was 14.0% for the three months ended March 31, 2014 compared to 0.96% and 9.0%, respectively, for the first quarter of 2013.

The Company’s net interest income for the first quarter of 2014 increased $0.5 million compared to the first quarter of 2013 (see Net Interest Income). The Company recorded a provision for loan losses of $1.4 million for the first quarter of 2014 compared to $1.7 million for the first quarter of 2013 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income remained flat at $14.3 million.  Non-interest expenses for the three months ended March 31, 2014 decreased $6.0 million from the three months ended March 31, 2013.

Net Interest Income

Three months ended March 31, 2014 vs. 2013

The Company’s tax equivalent net interest income increased $0.4 million, or 1.5%, from $29.7 million for the first quarter of 2013 to $30.2 million for the first quarter of 2014. The Company’s reported net interest margin decreased from 4.18% for the quarter ended March 31, 2013 to 4.15% for the quarter ended March 31, 2014. Excluding the favorable impact of the accretion from the fair value adjustments ($2.2 million and $2.2 million), the net interest margin for the three months ended March 31, 2014 and 2013 would have been 3.85% and 3.87%, respectively.

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

	Virginia Savings		Community
Year Ended	Loan Accretion	Certificates of Deposit	Loan Accretion	Certificates of Deposit	Total

2013	$3,512	$542	$9,907	$682	$14,643

1Q 2014	299	131	1,628	93	2,151

Remainder 2014	642	405	2,633	157	3,837
2015	545	518	2,765	160	3,988
2016	308	497	1,265	43	2,113
1Q 2017	50	—	285	4	339

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended March 31,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,350,556	$13,746	4.13%	$1,277,557	$13,720	4.36%
Commercial, financial, and agriculture(2)	1,167,606	14,236	4.94	1,121,916	14,192	5.13
Installment loans to individuals(2),(3)	52,557	1,179	9.10	65,863	1,377	8.48
Previously securitized loans(4)	—	574	***	—	650	***
Total loans	2,570,719	29,735	4.69	2,465,336	29,939	4.93
Securities:
Taxable	345,414	3,003	3.53	350,128	2,750	3.19
Tax-exempt(5)	28,074	433	6.26	32,991	498	6.12
Total securities	373,488	3,436	3.73	383,119	3,248	3.44
Deposits in depository institutions	8,831	—	—	9,033	—	—
Federal funds sold	—	—	—	29,932	13	0.18
Total interest-earning assets	2,953,038	33,171	4.56	2,887,420	33,200	4.66
Cash and due from banks	125,221			112,002
Bank premises and equipment	82,214			80,958
Other assets	246,091			259,335
Less: allowance for loan losses	(21,221)			(19,472)
Total assets	$3,385,343			$3,320,243
Liabilities
Interest-bearing demand deposits	$611,797	$176	0.12%	$603,300	$178	0.12%
Savings deposits	618,412	207	0.14	584,048	213	0.15
Time deposits(2)	1,070,065	2,370	0.90	1,106,982	2,836	1.04
Short-term borrowings	118,771	75	0.26	111,870	71	0.26
Long-term debt	16,495	150	3.69	16,495	157	3.86
Total interest-bearing liabilities	2,435,540	2,978	0.50	2,422,695	3,455	0.58
Noninterest-bearing demand deposits	517,207			498,404
Other liabilities	38,705			42,615
Stockholders’ equity	393,891			356,529
Total liabilities and stockholders’ equity	$3,385,343			$3,320,243
Net interest income		$30,193			$29,745
Net yield on earning assets			4.15%			4.18%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Three months ended March 31, 2014
		Virginia Savings	Community	Total
	Residential real estate	$151	$115	$266
	Commercial, financial and agriculture	114	1,324	1,438
	Installment loans to individuals	34	189	223
	Time deposits	131	93	224
		$430	$1,721	$2,151

		Three months ended March 31, 2013
		Virginia Savings	Community	Total
	Residential real estate	$276	$188	$464
	Commercial, financial and agriculture	673	610	1,283
	Installment loans to individuals	36	60	96
	Time deposits	178	160	338
		$1,163	$1,018	$2,181

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended March 31, 2014 vs. 2013
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$784	$(758)	$26
Commercial, financial, and agriculture	578	(533)	45
Installment loans to individual	(278)	80	(198)
Previously securitized loans	—	(77)	(77)
Total loans	1,084	(1,288)	(204)
Securities:
Taxable	(37)	290	253
Tax-exempt(1)	(74)	9	(65)
Total securities	(111)	299	188
Federal funds sold	(13)	—	(13)
Total interest-earning assets	$960	$(989)	$(29)
Interest-bearing liabilities:
Interest-bearing demand deposits	$3	$(5)	$(2)
Savings deposits	13	(19)	(6)
Time deposits	(95)	(371)	(466)
Short-term borrowings	4	—	4
Long-term debt	—	(7)	(7)
Total interest-bearing liabilities	$(75)	$(402)	$(477)
Net Interest Income	$1,035	$(587)	$448

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Three
Loan Portfolio
(In thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
Residential real estate	$1,214,785	$1,207,150	$1,149,411
Home equity – junior liens	141,929	143,390	138,333
Commercial and industrial	144,108	164,484	149,677
Commercial real estate	1,009,892	1,040,866	1,001,453
Consumer	42,320	46,402	55,274
DDA overdrafts	4,001	3,905	2,875
Total loans	$2,557,035	$2,606,197	$2,497,023

Loan balances decreased $49.2 million from December 31, 2013 to March 31, 2014. Residential real estate loans increased $7.6 million, or 0.6%, from December 31, 2013 to March 31, 2014.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At March 31, 2014, $17.7 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $1.5 million during the first three months of 2014.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.

Commercial real estate loans decreased $31.0 million, or 3.0%, from December 31, 2013 to March 31, 2014.  At March 31, 2014, $28.9 million of the commercial real estate loans were for commercial properties under construction.  Commercial and industrial loans (“C&I”) decreased $20.4 million from December 31, 2013 to March 31, 2014.  During the quarter ended March 31, 2014, a variety of factors led to the decline in commercial real estate and C&I loans - a $14 million participation loan was repurchased by the lead bank (a large community bank); a $9 million loan from an acquisition that was classified as substandard was repaid in full; a financially weak $9 million loan was refinanced by a smaller competitor that provided the borrower a cash out option; and various lines of credit experienced balance reductions.

Consumer loans decreased $4.1 million during the first three months of 2014.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.4 million in the first three months of 2014 and $1.7 million in the first three months of 2013.  Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.9 million and $0.8 million for the first three months of 2014 and 2013, respectively.  Net charge-offs in the first three months of 2014 consisted primarily of net charge-offs on residential real estate loans of $0.4 million, commercial real estate loans of $0.4 million and home equity loans of $0.1 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.20% at December 31, 2013 to 1.19% at March 31, 2014.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. The Company’s ratio of non-performing assets to total loans and other real estate owned is less than half of the 2.99% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended December 31, 2013.

The ALLL at March 31, 2014 was $21.0 million compared to $20.6 million at December 31, 2013.  Below is a summary of the changes in the components of the ALLL from December 31, 2013 to March 31, 2014.

The allowance allocated to the commercial real estate loan portfolio (see Table Seven) increased $0.5 million, or 4.50%, from $10.8 million at December 31, 2013 to $11.3 million at March 31, 2014. This increase was mainly attributable to the downgrade in two relationships.

The allowance related to the commercial and industrial loan portfolio remained flat at $1.1 million at March 31, 2014 (see Table Seven).

The allowance allocated to the residential real estate portfolio (see Table Seven) increased $0.4 million from $6.1 million at December 31, 2013 to $6.4 million at March 31, 2014. This increase was due to growth in the portfolio.

The allowance allocated to the home equity loan portfolio (see Table Seven) decreased from $1.7 million at December 31, 2013 to $1.5 million at March 31, 2014.

The allowance allocated to the consumer loan portfolio (see Table Seven) remained flat at $0.1 million at March 31, 2014.

The allowance allocated to overdraft deposit accounts (see Table Seven) decreased modestly from $0.9 million at December 31, 2013 to $0.8 million at March 31, 2014.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2014, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Loan Losses
(In thousands)

	Three months ended March 31,		Year ended December 31,
	2014	2013	2013
Balance at beginning of period	$20,575	$18,809	$18,809
Charge-offs:
Commercial and industrial	4	62	1,040
Commercial real estate	382	203	2,187
Residential real estate	427	591	2,181
Home equity	108	116	295
Consumer	84	3	454
DDA overdrafts	341	339	1,483
Total charge-offs	1,346	1,314	7,640
Recoveries:
Commercial and industrial	63	1	84
Commercial real estate	30	18	785
Residential real estate	24	48	234
Home equity	—	—	—
Consumer	76	147	327
DDA overdrafts	259	274	1,128
Total recoveries	452	488	2,558
Net charge-offs	894	826	5,082
Provision for acquired loans	(12)	—	597
Provision for loan losses	1,375	1,738	6,251
Balance at end of period	$21,044	$19,721	$20,575
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.14%	0.13%	0.20%
Provision for loan losses (annualized)	0.21%	0.28%	0.27%
As a Percent of Non-Performing Loans:
Allowance for loan losses	100.09%	110.21%	90.25%

Table Five
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of March 31,		December 31,
	2014	2013	2013
Non-accrual loans	$20,594	$23,198	$22,361
Accruing loans past due 90 days or more	432	799	436
Total non-performing loans	21,026	23,997	22,797

The average recorded investment in impaired loans during the three months ended March 31, 2014 and 2013 was $12.3 million and $13.5 million, respectively.  The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for the three months ended March 31, 2014. There was no interest income received in cash on non-accrual and impaired loans for the three months ended March 31, 2013.  Approximately $0.1 million of interest income would have been recognized during both the three months ended March 31, 2014 and March 31, 2013, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2014.

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

Table Six
Impaired Loans
(In thousands)

	As of March 31,		As of December 31,
	2014	2013	2013
Impaired loans with a valuation allowance	$2,675	$3,126	$3,416
Impaired loans with no valuation allowance	9,026	10,358	9,178
Total impaired loans	$11,701	$13,484	$12,594
Allowance for loan losses allocated to impaired loans	$533	$750	$880

Table Seven
Allocation of the Allowance for Loan Losses
(In thousands)

	As of March 31,		As of December 31,
	2014	2013	2013
Commercial and industrial	$1,063	$504	$1,139
Commercial real estate	11,260	10,809	10,775
Residential real estate	6,410	5,875	6,057
Home equity	1,461	1,635	1,672
Consumer	74	76	77
DDA overdrafts	776	822	855
Allowance for Loan Losses	$21,044	$19,721	$20,575

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2014 vs. 2013
(In thousands)

	Three months ended March 31,
	2014	2013	$ Change	% Change

Gains on sale of investment securities	$0.1	$0.1	$—	—%
Non-interest income, excluding gains on sale of investment securities	14.2	14.2	—	—%
Non-interest expense	23.4	29.4	(6.0)	(20.4)%

Non-Interest Income: Excluding investment security gains, non-interest income was steady at $14.2 million for both the first quarter of 2014 and the first quarter of 2013. Bankcard revenues increased $0.5 million, or 15.2%, due to increased usage by our customers from the first quarter of 2013, while insurance commissions were up $0.2 million, or 10.1%, on the strength of increased contingency payments. These increases were essentially offset by decreases in service charges of $0.4 million and other income of $0.3 million from the first quarter of 2013. Service charges were down primarily as a result of a much harsher winter in the first quarter of 2014 and the water crisis experienced in Charleston, West Virginia and surrounding areas during January 2014. Other income declined during the first quarter of 2014 due largely to a decline in fixed rate mortgages lending activity.

Non-Interest Expense: During the first quarter of 2013, the Company completed its acquisition of Community and recognized $5.5 million of acquisition and integration expenses. Excluding these expenses, non-interest expenses decreased $0.5 million, from $23.9 million in the first quarter of 2013 to $23.4 million in the first quarter of 2014. This decrease was largely attributable to a decline in other expenses of $1.3 million due to a decrease in non-income based taxes as a result of the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. This favorable difference was discrete to the first quarter of 2014. This decrease was partially offset by an increase in repossessed asset losses of $0.5 million and salaries and employee benefits of $0.2 million.
Income Tax Expense: The Company’s effective income tax rate for the three months ended March 31, 2014 was 29.6% compared to 34.4% for the year ended December 31, 2013, and 37.4% for the three months ended March 31, 2013.  During the first quarter of 2014, the Company reduced income tax expense due to the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. Exclusive of this discrete item recognized in the first quarter of 2014, the Company’s tax rate from operations was 33.6%.

In the preparation of income tax returns, tax positions are taken based on interpretations of Federal and state income tax laws, for which the outcome of such positions may not be certain. The Company periodically reviews and evaluates the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and the Company's estimate the amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on the Company's evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions, other tax law interpretations, or the closing of the statute of limitations. During the first quarter of 2014, the Company recognized $1.3 million of unrecognized tax benefits due to the expiration of the statute of limitations on certain items. The Company may release another $1.5 million over the next 12 months from its unrecognized tax benefit balance due to the expiration of the applicable statute of limitations, although there can be no assurances that this will occur.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
March 31, 2014
+400	4.25%	+3.9%	(4.2)%
+300	3.25	+4.9	(0.1)
+200	2.25	+4.2	+2.3
+100	1.25	+1.2	+1.4
December 31, 2013
+400	4.25%	+3.3%	(6.4)%
+300	3.25	+4.3	(2.0)
+200	2.25	+3.3	+0.6
+100	1.25	+0.6	+0.4

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2014 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2014, City National could pay dividends up to $18.4 million plus net profits for the remainder of 2014, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $25.2 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2014.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.0 million of additional cash over the next 12 months. As of March 31, 2014, the Parent Company reported a cash balance of $22.2 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2014 other than the repayment of its $16.5 million obligation under the debentures held by City Holding

Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2014, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2014, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 74.6% as of March 31, 2014 and deposit balances fund 83.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $377.6 million million at March 31, 2014, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $138.4 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 52.0% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $6.5 million of cash from operating activities during the first three months of 2014, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $42.7 million of cash in investing activities during the first three months of 2014 primarily from the repayment of loans by its customers.  The Company generated $20.2 million of cash in financing activities during the first three months of 2014, principally as a result of an increase in deposits ($44.6 million), partially offset by a decrease in short-term borrowings ($15.9 million), as well as cash dividends paid to the Company’s common stockholders of $5.8 million.

Capital Resources

During the first three months of 2014, Shareholders’ Equity increased $6.1 million, or 1.6%, from $387.6 million at December 31, 2013 to $393.8 million at March 31, 2014.  This increase was primarily due to net income of $13.8 million, partially offset by dividends declared of $6.3 million.

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

The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

City Holding:	Minimum	Well- Capitalized	Actual
			March 31, 2014	December 31, 2013

Total	8.0%	10.0%	14.5%	13.8%
Tier I Risk-based	4.0	6.0	13.6	13.0
Tier I Leverage	4.0	5.0	10.1	9.8
City National Bank:
Total	8.0%	10.0%	13.2%	12.2%
Tier I Risk-based	4.0	6.0	12.3	11.4
Tier I Leverage	4.0	5.0	9.1	8.6

As of March 31, 2014, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of March 31, 2014, management believes that City Holding and City National Bank meet all capital adequacy requirements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

January 1 - January 31, 2014	—	$—	—	454,488

February 1 - February 28, 2014	63,145	$43.02	63,145	391,343

March 1 - March 31, 2014	5,000	$43.77	5,000	386,343

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
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

Date: May 8, 2014