Form 10-Q
period 2014-06-30
CITY HOLDING CO
filed 2014-08-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2014
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
Common stock, $2.50 Par Value – 15,501,470 shares as of August 6, 2014.

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

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	June 30, 2014	December 31, 2013
	(Unaudited)

Cash and due from banks	$93,962	$75,999
Interest-bearing deposits in depository institutions	16,778	9,877
Cash and Cash Equivalents	110,740	85,876

Investment securities available for sale, at fair value	258,761	352,660
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2014 and December 31, 2013, - $98,461 and $5,335, respectively)	96,039	4,117
Other securities	14,234	13,343
Total Investment Securities	369,034	370,120

Gross loans	2,577,777	2,606,197
Allowance for loan losses	(20,536)	(20,575)
Net Loans	2,557,241	2,585,622

Bank owned life insurance	93,567	92,047
Premises and equipment, net	80,171	82,548
Accrued interest receivable	7,727	6,866
Net deferred tax asset	37,793	42,165
Goodwill and other intangible assets	74,670	75,142
Other assets	33,771	27,852
Total Assets	$3,364,714	$3,368,238
Liabilities
Deposits:
Noninterest-bearing	$500,391	$493,228
Interest-bearing:
Demand deposits	609,584	601,527
Savings deposits	635,293	612,772
Time deposits	1,040,979	1,077,606
Total Deposits	2,786,247	2,785,133

Short-term borrowings:
Customer repurchase agreements	133,142	137,798
Long-term debt	16,495	16,495
Other liabilities	31,599	41,189
Total Liabilities	2,967,483	2,980,615

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2014 and December 31, 2013, less 2,892,542 and 2,748,922 shares in treasury, respectively	46,249	46,249

Capital surplus	106,830	107,596
Retained earnings	348,018	333,970
Cost of common stock in treasury	(101,357)	(95,202)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	371	(2,110)
Underfunded pension liability	(2,880)	(2,880)
Total Accumulated Other Comprehensive Loss	(2,509)	(4,990)
Total Shareholders’ Equity	397,231	387,623
Total Liabilities and Shareholders’ Equity	$3,364,714	$3,368,238

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest and fees on loans	$28,621	$31,771	$58,355	$61,709
Interest and dividends on investment securities:
Taxable	2,930	2,632	5,933	5,382
Tax-exempt	277	312	558	636
Interest on federal funds sold	—	9	—	22
Total Interest Income	31,828	34,724	64,846	67,749

Interest Expense
Interest on deposits	2,737	3,195	5,490	6,422
Interest on short-term borrowings	85	79	160	149
Interest on long-term debt	151	153	301	309
Total Interest Expense	2,973	3,427	5,951	6,880
Net Interest Income	28,855	31,297	58,895	60,869
Provision for loan losses	435	2,011	1,798	3,749
Net Interest Income After Provision for Loan Losses	28,420	29,286	57,097	57,120

Non-interest Income
Gains on sale of investment securities	818	9	901	93
Service charges	6,739	6,897	12,899	13,432
Bankcard revenue	3,838	3,450	7,523	6,649
Insurance commissions	1,319	1,358	3,344	3,198
Trust and investment management fee income	1,111	964	2,148	1,954
Bank owned life insurance	765	799	1,521	1,611
Other income	549	775	1,108	1,641
Total Non-interest Income	15,139	14,252	29,444	28,578

Non-interest Expense
Salaries and employee benefits	12,977	12,640	26,116	25,589
Occupancy and equipment	2,395	2,500	5,010	4,971
Depreciation	1,533	1,453	3,011	2,852
FDIC insurance expense	357	341	767	853
Advertising	925	819	1,749	1,554
Bankcard expenses	833	766	1,639	1,493
Postage, delivery, and statement mailings	530	552	1,105	1,158
Office supplies	420	463	830	904
Legal and professional fees	612	535	1,021	971
Telecommunications	506	465	844	910
Repossessed asset losses (gains), net of expenses	142	(23)	521	(178)
Merger related costs	—	65	—	5,604
Other expenses	3,075	3,383	5,068	6,682
Total Non-interest Expense	24,305	23,959	47,681	53,363
Income Before Income Taxes	19,254	19,579	38,860	32,335
Income tax expense	6,497	6,573	12,300	11,342

Net Income Available to Common Shareholders	$12,757	$13,006	$26,560	$20,993

Total comprehensive income	$14,462	$8,798	$29,041	$16,875

Average common shares outstanding	15,556	15,582	15,583	15,521
Effect of dilutive securities:
Employee stock awards and warrant outstanding	150	170	155	166
Shares for diluted earnings per share	15,706	15,752	15,738	15,687

Basic earnings per common share	$0.81	$0.83	$1.69	$1.34
Diluted earnings per common share	$0.80	$0.82	$1.67	$1.33
Dividends declared per common share	$0.40	$0.37	$0.80	$0.74

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$12,757	$13,006	$26,560	$20,993

Unrealized gains (losses) on available-for-sale securities arising during the period	3,521	(6,661)	4,834	(6,434)
Reclassification adjustment for gains	(818)	(9)	(901)	(93)
Other comprehensive income (loss) before income taxes	2,703	(6,670)	3,933	(6,527)
Tax effect	(998)	2,462	(1,452)	2,409
Other comprehensive income (loss), net of tax	1,705	(4,208)	2,481	(4,118)

Comprehensive income, net of tax	$14,462	$8,798	$29,041	$16,875

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2014 and 2013
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$46,249	$103,524	$309,270	$(124,347)	(1,422)	$333,274
Net income			20,993			20,993
Other comprehensive loss					(4,118)	(4,118)
Acquisition of Community Financial Corporation		4,236		24,272		28,508
Cash dividends declared ($0.74 per share)			(11,866)			(11,866)
Stock-based compensation expense, net		(512)		1,215		703
Exercise of 62,685 stock options		(13)		1,410		1,397
Balance at June 30, 2013	$46,249	$107,235	$318,397	$(97,450)	$(5,540)	$368,891

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	46,249	$107,596	$333,970	(95,202)	$(4,990)	$387,623
Net income			26,560			26,560
Other comprehensive income					2,481	2,481
Cash dividends declared ($0.80 per share)			(12,512)			(12,512)
Stock-based compensation expense, net		(494)		1,383		889
Exercise of 19,000 stock options		(272)		825		553
Purchase of 194,651 treasury shares				(8,363)		(8,363)
Balance at June 30, 2014	46,249	$106,830	$348,018	(101,357)	$(2,509)	$397,231

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2014	2013
Net income	$26,560	$20,993
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	(2,599)	(3,694)
Provision for loan losses	1,798	3,749
Depreciation of premises and equipment	3,011	2,852
Deferred income tax expense	2,615	3,268
Net periodic employee benefit cost	286	378
Realized investment securities gains	(901)	(93)
Stock-compensation expense	889	703
Increase in value of bank-owned life insurance	(1,520)	(1,608)
Loans originated for sale	(2,454)	(15,656)
Proceeds from the sale of loans originated for sale	3,129	19,576
Gain on sale of loans	(84)	(427)
Change in accrued interest receivable	(861)	(189)
Change in other assets	(5,986)	15,945
Change in other liabilities	(9,919)	(11,469)
Net Cash Provided by Operating Activities	13,964	34,328

Proceeds from sales of securities available-for-sale	1,660	18,438
Proceeds from maturities and calls of securities available-for-sale	26,237	60,543
Proceeds from maturities and calls of securities held-to-maturity	1,254	9,188
Purchases of securities available-for-sale	(13,530)	(22,335)
Purchases of securities held-to-maturity	(10,226)	—
Net decrease (increase) in loans	29,225	(11,732)
Purchases of premises and equipment	(664)	(3,276)
Acquisition of Community Financial Corporation, net of cash acquired of $8,888	—	(21,852)
Net Cash Provided by Investing Activities	33,956	28,974

Net increase in noninterest-bearing deposits	7,163	37,908
Net (decrease) increase in interest-bearing deposits	(5,638)	6,291
Net (decrease) increase in short-term borrowings	(4,656)	9,697
Purchases of treasury stock	(8,363)	—
Proceeds from exercise of stock options, net of tax benefit	553	1,397
Dividends paid	(12,115)	(11,255)
Net Cash (Used in) Provided by Financing Activities	(23,056)	44,038
Increase in Cash and Cash Equivalents	24,864	107,340
Cash and cash equivalents at beginning of period	85,876	84,994
Cash and Cash Equivalents at End of Period	$110,740	$192,334

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for six months ended June 30, 2014 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2014. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" This ASU changes the requirements for reporting discontinued operations. A disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations when certain criteria are met. Additional disclosures are also required for disposals that meet the criteria to be reported in discontinued operations. This ASU will become effective for the Company on January 1, 2015. The adoption of ASU 2014-08 is not expected to have a material impact on the Company's financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-09, "Revenue from Contracts with Customers (Topic 606)". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle will be achieved using a five step process. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2014-09 is not expected to have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures". The amendments in this update require two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counter-party, which will result in secured borrowing accounting for the repurchase agreement. This update also requires certain disclosures for these types of transactions. This ASU will become effective for the Company on January 1, 2015. The adoption of ASU 2014-11 is not expected to have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Performance targets should not be reflected in estimating the grant date fair value of the award, but compensation cost should be recognized in the period for which the requisite service has already been rendered. This ASU will become effective for the Company on January 1, 2016, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2,049	$29	$—	$2,078	$2,317	$48	$—	$2,365
Obligations of states and
political subdivisions	39,276	883	19	40,140	41,027	627	106	41,548
Mortgage-backed securities:
U.S. government agencies	192,241	3,361	3,072	192,530	282,653	2,765	7,310	278,108
Private label	1,946	15	—	1,961	2,184	16	3	2,197
Trust preferred
securities	10,445	277	1,698	9,024	12,943	2,113	1,900	13,156
Corporate securities	7,797	230	357	7,670	9,788	183	843	9,128
Total Debt Securities	253,754	4,795	5,146	253,403	350,912	5,752	10,162	346,502
Marketable equity securities	2,537	1,309	—	3,846	3,334	1,339	—	4,673
Investment funds	1,525	—	13	1,512	1,525	—	40	1,485
Total Securities
Available-for-Sale	$257,816	$6,104	$5,159	$258,761	$355,771	$7,091	$10,202	$352,660

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Mortgage-backed securities
US government agencies	$91,916	$1,841	$—	$93,757	$—	$—	$—	$—
Trust preferred securities	4,123	581	—	4,704	4,117	1,218	—	5,335
Total Securities
Held-to-Maturity	$96,039	$2,422	$—	$98,461	$4,117	$1,218	$—	$5,335

Other investment securities:
Non-marketable equity securities	$14,234	$—	$—	$14,234	$13,343	$—	$—	$13,343
Total Other Investment
Securities	$14,234	$—	$—	$14,234	$13,343	$—	$—	$13,343

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

	June 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$1,549	$1	$468	$18	$2,017	$19
Mortgage-backed securities:
U.S. Government agencies	12,610	302	94,963	2,770	107,573	3,072
Trust preferred securities	477	201	4,809	1,497	5,286	1,698
Corporate securities	—	—	4,377	357	4,377	357
Investment funds	—	—	1,488	13	1,488	13
Total	$14,636	$504	$106,105	$4,655	$120,741	$5,159

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$5,600	$87	$243	$19	$5,843	$106
Mortgage-backed securities:
U.S. Government agencies	195,661	7,113	5,040	197	200,701	7,310
Private label	1,491	3	—	—	1,491	3
Trust preferred securities	—	—	4,400	1,900	4,400	1,900
Corporate securities	5,881	843	—	—	5,881	843
Investment funds	$1,460	$40	$—	$—	1,460	40
Total	$210,093	$8,086	$9,683	$2,116	$219,776	$10,202

Marketable equity securities consist of investments made by the Company in equity positions of various regional community bank holding companies, with ownership positions ranging from nominal to a 4% ownership position in First National Corporation (FXNC).
During the six months ended June 30, 2014 and 2013, the Company had no credit-related net investment impairment losses. Also, for the year ended December 31, 2013, the Company had no credit-related net investment impairment losses.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holding company stocks.  Although the regional community bank holding company stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2014, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2014, management believes the unrealized

losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At June 30, 2014, the book value of the Company’s five pooled trust preferred securities totaled $3.0 million with an estimated fair value of $1.8 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the six months ended June 30, 2014 and for the year ended December 31, 2013 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2013	$21,186	$4,813	$25,999
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(115)	(115)
Balance at December 31, 2013	21,186	4,698	25,884
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(2,060)	(2,060)
Balance at June 30, 2014	$21,186	$2,638	$23,824

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of June 30, 2014 (dollars in thousands):

Deal Name	Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
	Pooled trust preferred securities:
	Other-than-temporarily impaired
	Available for Sale:
P1	Pooled	Mezz	$826	$190	$352	162	Caa1	7	19.5%	20.0%	(2)	52.1%
P2	Pooled	Mezz	2,535	—	—	—	Ca	6	22.3%	—%	(2)	—%
P3	Pooled	Mezz	2,962	1,419	671	(748)	Caa3	22	24.1%	8.2%	(2)	42.8%
P4	Pooled	Mezz	4,060	400	151	(249)	Ca	9	19.2%	7.1%	(3)	26.9%
P5	Pooled	Mezz	6,062	678	477	(201)	Ca	9	22.7%	20.0%	(2)	49.2%
	Held to Maturity:
P6	Pooled	Mezz	1,599	123	704	581	Caa1	7	19.5%	20.0%	(2)	52.1%
P7	Pooled	Mezz	3,367	—	—	—	Ca	6	22.3%	—%	(2)	—%
	Single issuer trust preferred securities
	Available for sale:
S5	Single		261	235	336	101	NR	1	—%	—%
	Held to Maturity:
S9	Single		4,000	4,000	4,000	—	NR	1	—%	—%

(1)
The differences noted consist of unrealized gains (losses) recorded at June 30, 2014 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,566	$8,606
Due after one year through five years	17,995	18,533
Due after five years through ten years	30,416	31,321
Due after ten years	196,777	194,943
	$253,754	$253,403
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	96,039	98,461
	$96,039	$98,461

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Gross realized gains	$818	$9	$901	$93
Gross realized losses	—	—	—
Net investment security gains	$818	$9	$901	$93

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $264 million and $278 million at June 30, 2014 and December 31, 2013, respectively.

Statement of Cash Flows - Investing Activities - Supplemental Information

During the second quarter, the Company transferred certain securities from available-for-sale to held-to-maturity. The non-cash transfers of securities into the held-to-maturity categories from available-for-sale were made at fair value on the date of the transfer. The securities had an aggregate fair value of $83.4 million, with an aggregate net unrealized loss of $0.1 million on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of June 30, 2014 totaled $0.1 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2014	December 31, 2013
Residential real estate	$1,242,972	$1,204,450
Home equity – junior liens	145,452	146,090
Commercial and industrial	149,442	164,484
Commercial real estate	993,552	1,040,866
Consumer	42,858	46,402
DDA overdrafts	3,501	3,905
Gross loans	2,577,777	2,606,197
Allowance for loan losses	(20,536)	(20,575)
Net loans	$2,557,241	$2,585,622

Construction loans of $20.1 million and $17.3 million are included within residential real estate loans at June 30, 2014 and December 31, 2013, respectively.  Construction loans of $24.6 million and $24.0 million are included within commercial real estate loans at June 30, 2014 and December 31, 2013, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings") and Community Financial Corporation ("Community") acquisitions (in thousands):

	Virginia
	Savings	Community	Total
June 30, 2014
Outstanding loan balance	$43,261	$245,314	$288,575

Credit-impaired loans:
Carrying value	3,098	17,902	21,000
Contractual principal and interest	3,735	27,394	31,129

December 31, 2013
Outstanding loan balance	$48,833	$279,890	$328,723

Credit-impaired loans:
Carrying value	3,182	26,330	29,512
Contractual principal and interest	3,932	38,566	42,498

Changes in the accretable yield of the credit-impaired loans for the six months ended June 30, 2014 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$698	$3,182	$10,389	$26,330	$11,087	$29,512
Accretion	(127)	127	(1,289)	1,488	(1,416)	1,615
Net reclassifications to accretable yield from
non-accretable yield	149	—	3,205	—	3,354	—
Payments received, net	—	(211)	—	(9,916)	—	(10,127)
Disposals	(2)	—	(242)	—	(244)	—
Balance at the end of period	$718	$3,098	$12,063	$17,902	$12,781	$21,000

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2014 and 2013 (in thousands).  The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2014 and December 31, 2013 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Six months ended June 30, 2014
Allowance for loan loss
Beginning balance	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575
Charge-offs	5	969	743	146	122	662	2,647
Recoveries	81	83	63	—	129	454	810
Provision	(248)	508	1,087	(83)	(3)	399	1,660
Provision for acquired loans	$138	$—	$—	$—	$—	$—	138
Ending balance	$1,105	$10,397	$6,464	$1,443	$81	$1,046	$20,536

Six months ended June 30, 2013
Allowance for loan loss
Beginning balance	$498	$10,440	$5,229	$1,699	$81	$862	$18,809
Charge-offs	392	622	1,111	270	224	687	3,306
Recoveries	21	34	68	—	217	477	817
Provision	939	642	1,792	222	7	147	3,749
Ending balance	$1,066	$10,494	$5,978	$1,651	$81	$799	$20,069

As of June 30, 2014
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$240	$—	$—	$—	$—	$240
Collectively	1,063	9,500	6,428	1,443	81	1,046	19,561
Acquired with deteriorated
credit quality	42	657	36	—	—	—	735
Total	$1,105	$10,397	$6,464	$1,443	$81	$1,046	$20,536

Loans
Evaluated for impairment:
Individually	$—	$7,239	$453	$297	$—	$—	$7,989
Collectively	147,711	970,095	1,242,007	142,736	42,738	3,501	2,548,788
Acquired with deteriorated
credit quality	1,731	16,218	512	2,419	120	—	21,000
Total	$149,442	$993,552	$1,242,972	$145,452	$42,858	$3,501	$2,577,777

As of December 31, 2013
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$880	$—	$—	$—	$—	$880
Collectively	827	9,615	6,054	1,672	77	855	19,100
Acquired with deteriorated
credit quality	312	280	3	—	—	—	595
Total	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575

Loans
Evaluated for impairment:
Individually	$—	$11,837	$459	$298	$—	$—	$12,594
Collectively	162,500	1,004,475	1,201,894	145,025	46,292	3,905	2,564,091
Acquired with deteriorated
credit quality	1,984	24,554	2,097	767	110	—	29,512
Total	$164,484	$1,040,866	$1,204,450	$146,090	$46,402	$3,905	$2,606,197

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

The following table presents loans by the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
June 30, 2014
Pass	$132,766	$920,647	$1,053,413
Special mention	10,643	19,771	30,414
Substandard	5,611	52,703	58,314
Doubtful	422	431	853
Total	$149,442	$993,552	$1,142,994

December 31, 2013
Pass	$158,000	$958,186	$1,116,186
Special mention	648	20,072	20,720
Substandard	5,416	62,139	67,555
Doubtful	420	469	889
Total	$164,484	$1,040,866	$1,205,350

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
June 30, 2014
Residential real estate	$1,239,717	$3,255	$1,242,972
Home equity - junior lien	145,217	235	145,452
Consumer	42,841	17	42,858
DDA overdrafts	3,501	—	3,501
Total	$1,431,276	$3,507	$1,434,783

December 31, 2013
Residential real estate	$1,201,631	$2,819	$1,204,450
Home equity - junior lien	145,812	278	146,090
Consumer	46,353	49	46,402
DDA overdrafts	3,900	5	3,905
Total	$1,397,696	$3,151	$1,400,847

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of June 30, 2014 and December 31, 2013 (in thousands):

	Originated Loans
	June 30, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,140,373	$4,421	$789	$584	$—	$2,240	$1,148,407
Home equity - junior lien	141,927	761	120	44	—	191	143,043
Commercial and industrial	133,028	—	25	—	—	137	133,190
Commercial real estate	817,777	443	—	—	—	9,087	827,307
Consumer	33,674	79	1	—	—	—	33,754
DDA overdrafts	3,220	276	5	—	—	—	3,501
Total	$2,269,999	$5,980	$940	$628	$—	$11,655	$2,289,202

	Acquired Loans
	June 30, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$93,392	$699	$42	$132	$—	$300	$94,565
Home equity - junior lien	2,406	3	—	—	—	—	2,409
Commercial and industrial	14,119	43	15	—	—	2,075	16,252
Commercial real estate	159,741	1,010	165	18	917	4,394	166,245
Consumer	8,730	330	27	17	—	—	9,104
DDA overdrafts	—	—	—	—	—	—	—
Total	$278,388	$2,085	$249	$167	$917	$6,769	$288,575

	Total Loans
	June 30, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,233,765	$5,120	$831	$716	$—	$2,540	$1,242,972
Home equity - junior lien	144,333	764	120	44	—	191	145,452
Commercial and industrial	147,147	43	40	—	—	2,212	149,442
Commercial real estate	977,518	1,453	165	18	917	13,481	993,552
Consumer	42,404	409	28	17	—	—	42,858
DDA overdrafts	3,220	276	5	—	—	—	3,501
Total	$2,548,387	$8,065	$1,189	$795	$917	$18,424	$2,577,777

	Originated Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,096,911	$4,123	$495	$231	$—	$1,905	$1,103,665
Home equity - junior lien	141,967	880	—	42	—	236	143,125
Commercial and industrial	144,197	—	—	—	—	79	144,276
Commercial real estate	835,908	668	—	—	—	13,097	849,673
Consumer	32,647	172	7	4	—	—	32,830
DDA overdrafts	3,511	374	15	5	—	—	3,905
Total	$2,255,141	$6,217	$517	$282	$—	$15,317	$2,277,474

	Acquired Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$99,089	$842	$172	$—	$—	$682	$100,785
Home equity - junior lien	2,965	—	—	—	—	—	2,965
Commercial and industrial	18,253	—	80	—	—	1,875	20,208
Commercial real estate	176,018	2,772	273	109	7,534	4,487	191,193
Consumer	12,876	622	29	45	—	—	13,572
DDA overdrafts	—	—	—	—	—	—	—
Total	$309,201	$4,236	$554	$154	$7,534	$7,044	$328,723

	Total Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,196,000	$4,965	$667	$231	$—	$2,587	$1,204,450
Home equity - junior lien	144,932	880	—	42	—	236	146,090
Commercial and industrial	162,450	—	80	—	—	1,954	164,484
Commercial real estate	1,011,926	3,440	273	109	7,534	17,584	1,040,866
Consumer	45,523	794	36	49	—	—	46,402
DDA overdrafts	3,511	374	15	5	—	—	3,905
Total	$2,564,342	$10,453	$1,071	$436	$7,534	$22,361	$2,606,197

The following table presents the Company’s impaired loans, by class, as of June 30, 2014 and December 31, 2013 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$453	$453	$—	$459	$459	$—
Home equity - junior liens	297	297	—	298	298	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	5,837	6,629	—	8,421	8,361	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$6,587	$7,379	$—	$9,178	$9,118	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	1,403	4,333	240	3,416	3,416	880
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$1,403	$4,333	$240	$3,416	$3,416	$880

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the six months ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$455	$—	$464	$—
Home equity - junior liens	297	—	297	—
Commercial and industrial	—	—	—	—
Commercial real estate	8,120	9	9,450	—
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$8,872	$9	$10,211	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	2,055	68	3,103	—
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$2,055	$68	$3,103	$—

     Approximately $0.2 million and $0.3 million of interest income would have been recognized during the six months ended June 30, 2014 and 2013, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2014.

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

The following tables set forth the Company’s TDRs (in thousands):

	June 30, 2014			December 31, 2013
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$86	$—	$86	$88	$—	$88
Commercial real estate	2,281	—	2,281	1,783	—	1,783
Residential real estate	18,893	320	19,213	18,651	1,693	20,344
Home equity	2,803	55	2,858	2,859	14	2,873
Consumer	—	—	—	—	—	—
	$24,063	$375	$24,438	$23,381	$1,707	$25,088

	New TDRs			New TDRs
	For the six months ended			For the six months ended
	June 30, 2014			June 30, 2013
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	1	$5	$5	1	$95	$95
Commercial real estate	1	434	434	3	1,571	1,571
Residential real estate	16	1,209	1,209	26	2,845	2,845
Home equity	7	170	170	8	185	185
Consumer	—	—	—	—	—	—
	25	$1,818	$1,818	38	$4,696	$4,696

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	June 30, 2014	December 31, 2013
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.73% and 3.74%, respectively	$16,495	$16,495

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

Note G – Derivative Instruments

As of June 30, 2014 and December 31, 2013, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.

The following table summarizes the fair value of these derivative instruments (in thousands):

Fair Value:	June 30, 2014	December 31, 2013

Other Assets	$8,383	$3,538
Other Liabilities	8,383	3,538

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Change in Fair Value:
Other income - derivative asset	$2,552	$(6,211)	$4,606	$(7,790)
Other income - derivative liability	(2,552)	6,211	(4,606)	7,790

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2014 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative assets:
Interest rate swap agreements	$8,383	$—	$8,383	$—	$8,383	$8,383	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative liabilities:
Interest rate swap agreements	$8,383	$—	$8,383	$—	$11,720	$11,720	$—

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of June 30, 2014, under the 2003 Plan and 2013 Plan, 411,601 stock options had been awarded and 228,009 restricted stock awards had been awarded, respectively.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2014		2013
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	173,601	$35.26	289,544	$34.38
Granted	13,953	44.43	15,475	37.74
Exercised	(19,000)	29.13	(62,685)	32.89
Forfeited	—	—	(1,500)	36.90
Outstanding at June 30	168,554	$36.71	240,834	$34.96

Additional information regarding stock options outstanding and exercisable at June 30, 2014, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	40,250	$30.83	4.1	$575	19,332	$30.46	2.7	$283
$35.09 - $44.43	128,304	38.55	5.3	843	66,000	39.15	2.6	394
	168,554			$1,418	85,332			$677

Proceeds from stock option exercises were $0.6 million and $1.4 million during the six months ended June 30, 2014 and 2013, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During the six months ended June 30, 2014 and 2013 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.3 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively.

Stock-based compensation expense was approximately $0.1 million for the both the six months ended June 30, 2014 and 2013.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at June 30, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.6 years.

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.5 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $3.3 million at June 30, 2014. At June 30, 2014, this unrecognized expense is expected to be recognized over 3.7 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2014		2013
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	142,469		116,711
Granted	25,062	$43.05	32,083	$37.57
Forfeited/Vested	(6,200)		(8,075)
Outstanding at June 30	161,331		140,719

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.4 million for both the six months ended June 30, 2014 and 2013.

The Company maintains two frozen defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Company made contributions of approximately $0.2 million to the Defined Benefit Plans during the six months ended June 30, 2014 and 2013.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Components of net periodic cost:
Interest cost	$209	$186	$425	$332
Expected return on plan assets	(252)	(233)	(527)	(419)
Net amortization and deferral	150	245	388	465
Net Periodic Pension Cost	$107	$198	$286	$378

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

	June 30, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$175,284	$174,417
Commercial real estate	31,653	42,209
Other commitments	163,960	201,065
Standby letters of credit	14,199	14,122
Commercial letters of credit	1,661	1,555

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

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2012	$(4,995)	$3,573	$(1,422)

Other comprehensive income before reclassifications	—	(4,059)	(4,059)
Amounts reclassified from other comprehensive loss	—	(59)	(59)
	—	(4,118)	(4,118)

Balance at June 30, 2013	$(4,995)	$(545)	$(5,540)

Balance at December 31, 2013	$(2,880)	$(2,110)	$(4,990)

Other comprehensive income before reclassifications	—	3,050	3,050
Amounts reclassified from other comprehensive loss	—	(569)	(569)
	—	2,481	2,481

Balance at June 30, 2014	$(2,880)	$371	$(2,509)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Statements
	2014	2013	2014	2013	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(818)	$(9)	$(901)	$(93)	Security gains (losses)
Related income tax expense	301	3	332	34	Income tax expense
Net effect on accumulated other comprehensive loss	$(517)	$(6)	$(569)	$(59)

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Distributed earnings allocated to common stock	$6,178	$5,751	$12,356	$11,502
Undistributed earnings allocated to common stock	6,448	7,139	13,931	9,303
Net earnings allocated to common shareholders	$12,626	$12,890	$26,287	$20,805

Average shares outstanding	15,556	15,582	15,583	15,521
Effect of dilutive securities:
Warrant outstanding	62	62	62	59
Employee stock awards	88	108	93	107
Shares for diluted earnings per share	15,706	15,752	15,738	15,687

Basic earnings per share	$0.81	$0.83	$1.69	$1.34
Diluted earnings per share	$0.80	$0.82	$1.67	$1.33

Options to purchase approximately 57,500 shares of common stock at an exercise price between $39.34 and $40.88 per share were outstanding during the second quarter of 2013 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.  During the second quarter of 2014, there were no anti-dilutive options outstanding.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2014.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three and six months ended June 30, 2014.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2014
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,078	$—	$2,078	$—
Obligations of states and political subdivisions	40,140	—	40,140	—
Mortgage-backed securities:
U.S. Government agencies	192,530	—	192,530	—
Private label	1,961	—	1,961	—
Trust preferred securities	9,024	—	7,037	1,987
Corporate securities	7,670	—	7,670	—
Marketable equity securities	3,846	3,846	—	—
Investment funds	1,512	1,512	—	—
Derivative assets	8,383	—	8,383	—
Financial Liabilities
Derivative liabilities	8,383	—	8,383	—

Nonrecurring fair value measurements
Impaired loans	$7,750	$—	$—	$7,750	$(130)
Other real estate owned	9,128	—	—	9,128	(374)

December 31, 2013
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,365	$—	$2,365	$—
Obligations of states and political subdivisions	41,548	—	41,548	—
Mortgage-backed securities:
U.S. Government agencies	278,108	—	278,108	—
Private label	2,197	—	2,197	—
Trust preferred securities	13,156	—	9,269	3,887
Corporate securities	9,128	—	9,128	—
Marketable equity securities	4,673	4,673	—	—
Investment funds	1,485	1,485	—	—
Derivative assets	3,538	—	3,538	—
Financial Liabilities
Derivative liabilities	3,538	—	3,538	—

Nonrecurring fair value measurements
Impaired loans	$11,714	$—	$—	$11,714	$(880)
Other real estate owned	$8,470	$—	$—	$8,470	$(1,108)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six months ended June 30,
	2014	2013
Beginning balance	$3,887	$2,385
Impairment losses on investment securities	—	—
Included in other comprehensive income	(1,900)	1,840
Dispositions	—	(1,776)
Transfers into Level 3	—	—
Ending Balance	$1,987	$2,449

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2014 and 2013, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2014 and 2013, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30,
	2014	2013

Beginning balance	$11,714	$10,679

Loans classified as impaired during the period	—	3,085
Specific valuation allowance allocations	—	(750)
	—	2,335

(Additional) reduction in specific valuation allowance allocations	640	—

Paydowns, payoffs, other activity	(4,604)	(498)

Ending balance	$7,750	$12,516

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Six months ended June 30,
	2014	2013

Beginning balance	$8,470	$8,162

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	3,264	3,307
Charge-offs recognized in the allowance for loan losses	—	(1,059)
Fair value	3,264	2,248

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	480	85
Fair value	106	65
Write-downs included in other non-interest expense	(374)	(20)

Acquired	—	3,492
Disposed	(2,232)	(3,045)

Ending balance	$9,128	$10,837

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Cash and cash equivalents	$110,740	$110,740	$110,740	$—	$—
Securities available-for-sale	258,761	258,761	5,357	251,417	1,987
Securities held-to-maturity	96,039	98,461	—	98,461	—
Other securities	14,234	14,234	—	14,234	—
Net loans	2,557,241	2,571,046	—	—	2,571,046
Accrued interest receivable	7,727	7,726	7,726	—	—
Derivative assets	8,383	8,383	—	8,383	—

Liabilities:
Deposits	2,786,247	2,793,781	1,745,268	1,048,513	—
Short-term debt	133,142	133,149	—	133,149	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	8,383	8,383	—	8,383	—

December 31, 2013
Assets:
Cash and cash equivalents	85,876	85,876	85,876	—	—
Securities available-for-sale	352,660	352,660	6,158	342,615	3,887
Securities held-to-maturity	4,117	5,335	—	5,335	—
Other securities	13,343	13,343	—	13,343	—
Net loans	2,585,622	2,609,524	—	—	2,609,524
Accrued interest receivable	6,866	6,866	6,866	—	—
Derivative assets	3,538	3,538	—	3,538	—

Liabilities:
Deposits	2,785,133	2,793,620	1,707,527	1,086,093	—
Short-term debt	137,798	137,801	—	137,801	—
Long-term debt	16,495	16,495	—	16,495	—
Derivative liabilities	3,538	3,538	—	3,538	—

Note M – Merger Related Costs

During the six months ended June 30, 2013, the Company incurred $5.6 million of merger-related costs in connection with the acquisition of Community on January 10, 2013. These costs were primarily for severance ($2.6 million), professional fees ($1.5 million) and data processing costs ($1.2 million). No merger related costs were incurred during the six months ended June 30, 2014.

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

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three and six months ended June 30, 2014 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

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

Financial Summary

Six months ended June 30, 2014 vs. 2013

The Company reported consolidated net income of $26.6 million, or $1.67 per diluted common share, for the six months ended June 30, 2014, compared to $21.0 million, or $1.33 per diluted common share, for the six months ended June 30, 2013. Return on average assets (“ROA”) was 1.57% and return on average equity (“ROE”) was 13.4% for the six months ended June 30, 2014 compared to 1.25% and 11.5%, respectively, for the six months ended June 30, 2013.

The Company’s net interest income for the first six months of 2014 decreased $2.0 million compared to the first six months of 2013 (see Net Interest Income). The Company recorded a provision for loan losses of $1.8 million for the six months ended June 30, 2014 compared to $3.7 million for the six months ended June 30, 2013 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.9 million.  Non-interest expenses for the six months ended June 30, 2014 decreased $5.7 million from the six months ended June 30, 2013.

Three months ended June 30, 2014 vs. 2013

The Company reported consolidated net income of $12.8 million, or $0.80 per diluted common share, for the three months ended June 30, 2014, compared to $13.0 million, or $0.82 per diluted common share, for the three months ended June 30, 2013. Return on average assets (“ROA”) was 1.50% and return on average equity (“ROE”) was 12.8% for the three months ended June 30, 2014 compared to 1.53% and 14.0%, respectively, for the second quarter of 2013.

The Company’s net interest income for the second quarter of 2014 decreased $2.4 million compared to the second quarter of 2013 (see Net Interest Income). The Company recorded a provision for loan losses of $0.4 million for the second quarter of 2014 compared to $2.0 million for the second quarter of 2013 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Expense, non-interest income increased $0.9 million from the three months ended June 30, 2013.  Non-interest expenses for the three months ended June 30, 2014 increased $0.3 million from the three months ended June 30, 2013.

Net Interest Income

Six months ended June 30, 2014 vs. 2013
The Company’s tax equivalent net interest income decreased $2.0 million, or 3.3%, from $61.2 million for the six months ended June 30, 2013 to $59.2 million for the six months ended June 30, 2014. The Company’s reported net interest margin decreased from 4.26% for the six months ended June 30, 2013 to 4.05% for the six months ended June 30, 2014. This is primarily due to the expected decrease in accretion related to the acquisitions of Virginia Savings and Community Bank ($5.7 million and $3.6 million, respectively). Excluding the favorable impact of the accretion from the fair value adjustments , the net interest margin for the six months ended June 30, 2014 and 2013 would have been 3.80% and 3.87%, respectively.

Three months ended June 30, 2014 vs. 2013
The Company’s tax equivalent net interest income decreased $2.5 million, or 7.8%, from $31.5 million for the second quarter of 2013 to $29.0 million for the second quarter of 2014. The Company’s reported net interest margin decreased from 4.35% for the quarter ended June 30, 2013 to 3.95% for the quarter ended June 30, 2014. This is primarily due to the expected decrease in accretion related to the acquisitions of Virginia Savings and Community Bank ($3.5 million and $1.5 million, respectively).

Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin for the three months ended June 30, 2014 and 2013 would have been 3.75% and 3.86%, respectively.
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

	Virginia Savings		Community
Year Ended	Loan Accretion	Certificates of Deposit	Loan Accretion	Certificates of Deposit	Total

2013	$3,512	$542	$9,907	$682	$14,643

1Q 2014	299	131	1,628	93	2,151
2Q 2014	284	135	1,023	52	1,494
Total	583	266	2,651	145	3,645

Remainder 2014 (estimated)	384	270	1,472	105	2,231
2015 (estimated)	492	518	2,276	160	3,446
2016 (estimated)	304	497	1,526	43	2,370

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Six months ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,358,564	$27,442	4.07%	$1,283,907	$27,284	4.29%
Commercial, financial, and agriculture(2)	1,155,235	27,496	4.80	1,139,187	29,845	5.28
Installment loans to individuals(2),(3)	53,340	2,275	8.60	66,649	3,217	9.73
Previously securitized loans(4)	—	1,142	***	—	1,363	***
Total loans	2,567,139	58,355	4.58	2,489,743	61,709	5.00
Securities:
Taxable	345,699	5,933	3.46	338,627	5,382	3.21
Tax-exempt(5)	27,424	859	6.32	32,386	978	6.09
Total securities	373,123	6,792	3.67	371,013	6,360	3.46
Deposits in depository institutions	8,970	—	—	8,238	—	—
Federal funds sold	—	—	—	26,320	21	0.16
Total interest-earning assets	2,949,232	65,147	4.45	2,895,314	68,090	4.74
Cash and due from banks	137,232			144,096
Bank premises and equipment	81,635			81,604
Other assets	246,804			260,449
Less: allowance for loan losses	(21,347)			(19,782)
Total assets	$3,393,556			$3,361,681
Liabilities
Interest-bearing demand deposits	$611,139	$341	0.11%	$607,339	$358	0.12%
Savings deposits	626,610	407	0.13	593,880	430	0.15
Time deposits(2)	1,060,887	4,742	0.90	1,111,696	5,634	1.02
Short-term borrowings	126,067	160	0.26	118,838	149	0.25
Long-term debt	16,495	301	3.68	16,495	309	3.78
Total interest-bearing liabilities	2,441,198	5,951	0.49	2,448,248	6,880	0.57
Noninterest-bearing demand deposits	522,472			508,865
Other liabilities	33,717			40,142
Stockholders’ equity	396,169			364,426
Total liabilities and stockholders’ equity	$3,393,556			$3,361,681
Net interest income		$59,196			$61,210
Net yield on earning assets			4.05%			4.26%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Six months ended June 30, 2014
		Virginia Savings	Community	Total
	Residential real estate	$258	$258	$516
	Commercial, financial and agriculture	255	2,039	2,294
	Installment loans to individuals	70	354	424
	Time deposits	266	145	411
		$849	$2,796	$3,645

		Six months ended June 30, 2013
		Virginia Savings	Community	Total
	Residential real estate	$519	$243	$762
	Commercial, financial and agriculture	1,720	1,923	3,643
	Installment loans to individuals	80	579	659
	Time deposits	300	334	634
		$2,619	$3,079	$5,698

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Six months ended June 30, 2014 vs. 2013
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,587	$(1,429)	$158
Commercial, financial, and agriculture	420	(2,769)	(2,349)
Installment loans to individual	(642)	(300)	(942)
Previously securitized loans	—	(221)	(221)
Total loans	1,365	(4,719)	(3,354)
Securities:
Taxable	112	439	551
Tax-exempt(1)	(150)	31	(119)
Total securities	(38)	470	432
Federal funds sold	(21)	—	(21)
Total interest-earning assets	$1,306	$(4,249)	$(2,943)
Interest-bearing liabilities:
Interest-bearing demand deposits	$2	$(19)	$(17)
Savings deposits	24	(47)	(23)
Time deposits	(257)	(635)	(892)
Short-term borrowings	9	2	11
Long-term debt	—	(8)	(8)
Total interest-bearing liabilities	$(222)	$(707)	$(929)
Net Interest Income	$1,528	$(3,542)	$(2,014)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,366,485	$13,696	4.02%	$1,290,188	$13,564	4.22%
Commercial, financial, and agriculture(2)	1,143,001	13,260	4.65	1,156,269	15,654	5.43
Installment loans to individuals(2),(3)	54,115	1,097	8.13	67,426	1,839	10.94
Previously securitized loans(4)	—	568	***	—	714	***
Total loans	2,563,601	28,621	4.48	2,513,883	31,771	5.07
Securities:
Taxable	345,419	2,930	3.40	327,252	2,632	3.23
Tax-exempt(5)	27,343	428	6.28	31,789	479	6.04
Total securities	372,762	3,358	3.61	359,041	3,111	3.48
Deposits in depository institutions	9,108	—	—	7,451	—	—
Federal funds sold	—	—	—	22,747	9	0.16
Total interest-earning assets	2,945,471	31,979	4.35	2,903,122	34,891	4.82
Cash and due from banks	149,111			175,837
Bank premises and equipment	81,061			82,243
Other assets	247,510			261,552
Less: allowance for loan losses	(21,474)			(20,089)
Total assets	$3,401,679			$3,402,665
Liabilities
Interest-bearing demand deposits	$610,489	$165	0.11%	$611,334	$179	0.12%
Savings deposits	634,718	198	0.13	603,604	216	0.14
Time deposits(2)	1,051,811	2,374	0.91	1,116,358	2,800	1.01
Short-term borrowings	133,282	85	0.26	125,729	79	0.25
Long-term debt	16,495	151	3.67	16,495	153	3.72
Total interest-bearing liabilities	2,446,795	2,973	0.49	2,473,520	3,427	0.56
Noninterest-bearing demand deposits	527,679			519,212
Other liabilities	28,783			37,698
Stockholders’ equity	398,422			372,235
Total liabilities and stockholders’ equity	$3,401,679			$3,402,665
Net interest income		$29,006			$31,464
Net yield on earning assets			3.95%			4.35%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Three months ended June 30, 2014
		Virginia Savings	Community	Total
	Residential real estate	$107	$143	$250
	Commercial, financial and agriculture	141	715	856
	Installment loans to individuals	36	165	201
	Time deposits	135	52	187
		$419	$1,075	$1,494

		Three months ended June 30, 2013
		Virginia Savings	Community	Total
	Residential real estate	$243	$55	$298
	Commercial, financial and agriculture	1,047	1,313	2,360
	Installment loans to individuals	44	519	563
	Time deposits	122	174	296
		$1,456	$2,061	$3,517

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended June 30, 2014 vs. 2013
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$802	$(670)	$132
Commercial, financial, and agriculture	(180)	(2,214)	(2,394)
Installment loans to individuals	(363)	(379)	(742)
Previously securitized loans	—	(146)	(146)
Total loans	259	(3,409)	(3,150)
Securities:
Taxable	146	152	298
Tax-exempt(1)	(67)	16	(51)
Total securities	79	168	247
Federal funds sold	(9)	—	(9)
Total interest-earning assets	$329	$(3,241)	$(2,912)
Interest-bearing liabilities:
Interest-bearing demand deposits	$—	$(14)	$(14)
Savings deposits	11	(29)	(18)
Time deposits	(162)	(264)	(426)
Short-term borrowings	5	1	6
Long-term debt	—	(2)	(2)
Total interest-bearing liabilities	$(146)	$(308)	$(454)
Net Interest Income	$475	$(2,933)	$(2,458)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Five
Loan Portfolio
(In thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
Residential real estate	$1,242,972	$1,204,450	$1,166,858
Home equity – junior liens	145,452	146,090	141,632
Commercial and industrial	149,442	164,484	138,299
Commercial real estate	993,552	1,040,866	1,023,311
Consumer	42,858	46,402	54,242
DDA overdrafts	3,501	3,905	3,103
Total loans	$2,577,777	$2,606,197	$2,527,445

Loan balances decreased $28.4 million from December 31, 2013 to June 30, 2014. Residential real estate loans increased $38.5 million, or 3.2%, from December 31, 2013 to June 30, 2014.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At June 30, 2014, $20.1 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $0.6 million during the first six months of 2014.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second lien positions.

Commercial real estate loans decreased $47.3 million, or 4.5%, from December 31, 2013 to June 30, 2014.  At June 30, 2014, $24.6 million of the commercial real estate loans were for commercial properties under construction.  Commercial and industrial loans (“C&I”) decreased $15.0 million from December 31, 2013 to June 30, 2014.  During the year ended June 30, 2014, a variety of factors led to the decline in commercial real estate and C&I loans - a $14 million participation loan was repurchased by the lead bank (a large community bank); a $9 million loan from an acquisition that was classified as substandard was repaid in full; a financially weak $9 million loan was refinanced by a smaller competitor that provided the borrower a cash out option; a more competitive lending environment; and various lines of credit experienced balance reductions.

Consumer loans decreased $3.5 million during the first six months of 2014.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.8 million in the first six months of 2014 and $3.7 million in the first six months of 2013.  The provision for loan losses recorded in 2014 reflects the modest growth in the loan portfolio, changes in the quality of the portfolio and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. Additionally, the improvement in non-performing assets also contributed to a lower provision for loan losses during 2014. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $1.8 million and $2.5 million for the first six months of 2014 and 2013, respectively.  Net charge-offs in the first six months of 2014 consisted primarily of net charge-offs on residential real estate loans of $0.7 million, commercial real estate loans of $0.9 million and DDA overdrafts of $0.2 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.20% at December 31, 2013 to 1.10% at June 30, 2014.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. The Company’s ratio of non-performing assets to total loans and other real estate owned is less than half of the 2.99% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended December 31, 2013.

The ALLL at June 30, 2014 was $20.5 million compared to $20.6 million at December 31, 2013.  Below is a summary of the changes in the components of the ALLL from December 31, 2013 to June 30, 2014.

The allowance allocated to the commercial real estate loan portfolio (see Table Nine) decreased $0.4 million, or 3.51%, from $10.8 million at December 31, 2013 to $10.4 million at June 30, 2014. This decrease was mainly attributable to lower loan balances due to a more competitive lending environment coupled with an improvement in historical loss rates.

The allowance related to the commercial and industrial loan portfolio remained flat at $1.1 million at June 30, 2014 (see Table Seven).

The allowance allocated to the residential real estate portfolio (see Table Nine) increased $0.4 million from $6.1 million at December 31, 2013 to $6.5 million at June 30, 2014. This increase was due to growth in the portfolio.

The allowance allocated to the home equity loan portfolio (see Table Nine) decreased from $1.7 million at December 31, 2013 to $1.4 million at June 30, 2014.

The allowance allocated to the consumer loan portfolio (see Table Nine) remained flat at $0.1 million at June 30, 2014.

The allowance allocated to overdraft deposit accounts (see Table Nine) increased modestly from $0.9 million at December 31, 2013 to $1.0 million at June 30, 2014.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2014, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses
(In thousands)

	Six months ended June 30,		Year ended December 31,
	2014	2013	2013
Balance at beginning of period	$20,575	$18,809	$18,809
Charge-offs:
Commercial and industrial	5	392	1,040
Commercial real estate	969	622	2,187
Residential real estate	743	1,111	2,181
Home equity	146	270	295
Consumer	122	224	454
DDA overdrafts	662	687	1,483
Total charge-offs	2,647	3,306	7,640
Recoveries:
Commercial and industrial	81	21	84
Commercial real estate	83	34	785
Residential real estate	63	68	234
Home equity	—	—	—
Consumer	129	217	327
DDA overdrafts	454	477	1,128
Total recoveries	810	817	2,558
Net charge-offs	1,837	2,489	5,082
Provision for acquired loans	138	177	597
Provision for loan losses	1,660	3,572	6,251
Balance at end of period	$20,536	$20,069	$20,575
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.14%	0.20%	0.20%
Provision for loan losses (annualized)	0.14%	0.30%	0.27%
As a Percent of Non-Performing Loans:
Allowance for loan losses	106.86%	119.63%	90.25%

Table Seven
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of June 30,		December 31,
	2014	2013	2013
Non-accrual loans	$18,423	$15,706	$22,361
Accruing loans past due 90 days or more	794	1,070	436
Total non-performing loans	19,217	16,776	22,797

The average recorded investment in impaired loans during the six months ended June 30, 2014 and 2013 was $10.9 million and $13.3 million, respectively.  The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for the six months ended June 30, 2014. There was no interest income received in cash on non-accrual and impaired loans for the three months ended June 30, 2013.  Approximately $0.2 million of interest income would have been recognized during both the six months ended June 30, 2014 and June 30, 2013, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2014.

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

Table Eight
Impaired Loans
(In thousands)

	As of June 30,		As of December 31,
	2014	2013	2013
Impaired loans with a valuation allowance	$1,403	$3,085	$3,416
Impaired loans with no valuation allowance	6,587	10,181	9,178
Total impaired loans	$7,990	$13,266	$12,594
Allowance for loan losses allocated to impaired loans	$240	$750	$880

Table Nine
Allocation of the Allowance for Loan Losses
(In thousands)

	As of June 30,		As of December 31,
	2014	2013	2013
Commercial and industrial	$1,105	$1,066	$1,139
Commercial real estate	10,397	10,494	10,775
Residential real estate	6,464	5,978	6,057
Home equity	1,443	1,651	1,672
Consumer	81	81	77
DDA overdrafts	1,046	799	855
Allowance for Loan Losses	$20,536	$20,069	$20,575

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2014 vs. 2013
(In thousands)

	Six months ended June 30,
	2014	2013	$ Change	% Change

Gains on sale of investment securities	$0.9	$0.1	$0.8	800.0%
Non-interest income, excluding gains on sale of investment securities	28.5	28.5	—	—%
Non-interest expense	47.7	53.4	(5.7)	(10.7)%

Non-Interest Income: During 2014, the Company realized investment gains of $0.9 million from the sale of certain equity positions related to community banks and bank holding companies. Excluding investment security gains, non-interest income remained flat at $28.5 million compared to the first six months of 2013.

Non-Interest Expense: During 2013, the Company completed its acquisition of Community and recognized $5.6 million of acquisition and integration expenses. Excluding these expenses, non-interest expenses decreased $0.1 million, from $47.8 million in the first six months of 2013 to $47.7 million in the first six months of 2014. This decrease was largely attributable to a decline in other expenses of $1.6 million due to a decrease in non-income based taxes as a result of the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. This favorable difference was discrete to the first quarter of 2014. This decrease was partially offset by an increase in repossessed asset losses of $0.7 million and salaries and employee benefits of $0.5 million.
Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2014 was 31.7% compared to 34.4% for the year ended December 31, 2013, and 35.1% for the six months ended June 30, 2013.  During the six months ended June 30, 2014, the Company reduced income tax expense due to the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. Exclusive of this discrete item recognized in the six months ended June 30, 2014, the Company’s tax rate from operations was 33.6%.

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

Three months ended June 30, 2014 vs. 2013
(In thousands)

	Three months ended June 30,
	2014	2013	$ Change	% Change

Gains on sale of investment securities	$0.8	$—	$0.8	-
Non-interest income, excluding gains on sale of investment securities	14.3	14.2	0.1	0.7%
Non-interest expense	24.3	24.0	0.3	1.3%

Non-Interest Income: During the second quarter of 2014, the Company realized investment gains of $0.8 million from the sale of certain equity positions related to community banks and bank holding companies. Excluding investment security gains, non-interest income increased $0.1 million to $14.3 million in the second quarter of 2014. Bankcard revenues increased $0.4 million, or 11.2%, due to increased usage by our customers from the second quarter of 2013 and trust and investment management fee income increased $0.1 million or 15.2% to $1.1 million in the second quarter of 2014. These increases were partially offset by a decrease in other income of $0.2 million from the second quarter of 2013 due to a decline in fixed rate mortgage lending activity and service charges were down as a result of a sluggish economy.

Non-Interest Expense: Non-interest expenses increased $0.3 million, from $24.0 million in the second quarter of 2013 to $24.3 million in the second quarter of 2014. This increase was primarily related to higher salaries and employee benefits of $0.3 million, repossessed asset losses of $0.2 million and advertising of $0.1 million. These expenses were partially offset by a decrease in other expenses of $0.3 million.
Income Tax Expense: The Company’s effective income tax rate for the three months ended June 30, 2014 was 33.7% compared to 34.4% for the year ended December 31, 2013, and 33.6% for the three months ended June 30, 2013.  The effective rate is based upon the Company's expected tax rate for the year ending December 31, 2014.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
June 30, 2014
+400	4.25%	+3.4%	(1.7)%
+300	3.25	+4.5	+1.7
+200	2.25	+3.9	+3.5
+100	1.25	+1.2	+1.8
December 31, 2013
+400	4.25%	+3.3%	(6.4)%
+300	3.25	+4.3	(2.0)
+200	2.25	+3.3	+0.6
+100	1.25	+0.6	+0.4

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

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2014, City National could pay dividends up to $25.8 million plus net profits for the remainder of 2014, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $25.0 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2014.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of June 30, 2014, the Parent Company reported a cash balance of $9.4 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2014, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2014, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 76.0% as of June 30, 2014 and deposit balances fund 82.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $369.0 million million at June 30, 2014, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $149.6 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 51.9% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $14.0 million of cash from operating activities during the first six months of 2014, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $34.0 million of cash in investing activities during the first six months of 2014 primarily from the repayment of loans.   The Company used $23.1 million of cash in financing activities during the first six months of 2014, principally a result of purchases of treasury stock of $8.4 million, as well as cash dividends paid to the Company’s common stockholders of $12.1 million.

Capital Resources

During the first six months of 2014, Shareholders’ Equity increased $9.6 million, or 2.5%, from $387.6 million at December 31, 2013 to $397.2 million at June 30, 2014.  This increase was primarily due to net income of $26.6 million, partially offset by dividends declared of $12.5 million.

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

The Company’s regulatory capital ratios for both City Holding and City National Bank as illustrated in the following table:

City Holding:	Minimum	Well- Capitalized	Actual
			June 30, 2014	December 31, 2013

Total	8.0%	10.0%	14.5%	13.8%
Tier I Risk-based	4.0	6.0	13.7	13.0
Tier I Leverage	4.0	5.0	10.2	9.8
City National Bank:
Total	8.0%	10.0%	13.7%	12.2%
Tier I Risk-based	4.0	6.0	12.9	11.4
Tier I Leverage	4.0	5.0	9.5	8.6

As of June 30, 2014, management believes that City Holding Company, and its banking subsidiary, City National Bank, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National Bank fails to meet the minimum capital requirements, as shown above.  As of June 30, 2014, management believes that City Holding and City National Bank meet all capital adequacy requirements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

April 1 - April 30, 2014	9,681	$42.50	9,681	376,662

May 1 - May 31, 2014	86,101	$42.26	86,101	290,561

June 1 - June 30, 2014	30,724	$44.86	30,724	259,837

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
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

Date: August 7, 2014