Form 10-Q
period 2014-09-30
CITY HOLDING CO
filed 2014-11-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2014
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
Common stock, $2.50 Par Value – 15,217,692 shares as of November 4, 2014.

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

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	September 30, 2014	December 31, 2013
	(Unaudited)

Cash and due from banks	$79,836	$75,999
Interest-bearing deposits in depository institutions	11,656	9,877
Cash and Cash Equivalents	91,492	85,876

Investment securities available for sale, at fair value	250,481	352,660
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2014 and December 31, 2013, - $95,343 and $5,335, respectively)	93,089	4,117
Other securities	14,234	13,343
Total Investment Securities	357,804	370,120

Gross loans	2,630,742	2,606,197
Allowance for loan losses	(20,487)	(20,575)
Net Loans	2,610,255	2,585,622

Bank owned life insurance	94,338	92,047
Premises and equipment, net	78,999	82,548
Accrued interest receivable	7,751	6,866
Net deferred tax asset	36,654	42,165
Goodwill and other intangible assets	74,434	75,142
Other assets	33,580	27,852
Total Assets	$3,385,307	$3,368,238
Liabilities
Deposits:
Noninterest-bearing	$498,491	$493,228
Interest-bearing:
Demand deposits	620,880	601,527
Savings deposits	640,009	612,772
Time deposits	1,034,015	1,077,606
Total Deposits	2,793,395	2,785,133

Short-term borrowings:
Customer repurchase agreements	146,115	137,798
Long-term debt	16,495	16,495
Other liabilities	37,629	41,189
Total Liabilities	2,993,634	2,980,615

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2014 and December 31, 2013, less 3,152,647 and 2,748,922 shares in treasury, respectively	46,249	46,249

Capital surplus	107,062	107,596
Retained earnings	353,721	333,970
Cost of common stock in treasury	(112,438)	(95,202)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(41)	(2,110)
Underfunded pension liability	(2,880)	(2,880)
Total Accumulated Other Comprehensive Loss	(2,921)	(4,990)
Total Shareholders’ Equity	391,673	387,623
Total Liabilities and Shareholders’ Equity	$3,385,307	$3,368,238

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest and fees on loans	$29,292	$32,983	$87,647	$94,693
Interest and dividends on investment securities:
Taxable	2,864	2,392	8,797	7,774
Tax-exempt	282	299	840	935
Interest on federal funds sold	—	—	—	22
Total Interest Income	32,438	35,674	97,284	103,424

Interest Expense
Interest on deposits	2,730	3,068	8,220	9,490
Interest on short-term borrowings	86	82	246	232
Interest on long-term debt	152	154	453	464
Total Interest Expense	2,968	3,304	8,919	10,186
Net Interest Income	29,470	32,370	88,365	93,238
Provision for loan losses	1,872	1,154	3,670	4,903
Net Interest Income After Provision for Loan Losses	27,598	31,216	84,695	88,335

Non-interest Income
Gains on sale of investment securities	71	—	972	93
Service charges	6,934	7,169	19,833	20,601
Bankcard revenue	3,796	3,468	11,319	10,117
Insurance commissions	1,396	1,365	4,740	4,563
Trust and investment management fee income	1,103	939	3,251	2,893
Bank owned life insurance	771	805	2,292	2,416
Other income	538	734	1,646	2,376
Total Non-interest Income	14,609	14,480	44,053	43,059

Non-interest Expense
Salaries and employee benefits	13,144	12,930	39,260	38,519
Occupancy and equipment	2,531	2,409	7,541	7,381
Depreciation	1,542	1,437	4,553	4,289
FDIC insurance expense	432	500	1,199	1,352
Advertising	799	712	2,548	2,266
Bankcard expenses	843	680	2,482	2,173
Postage, delivery, and statement mailings	557	541	1,662	1,698
Office supplies	405	416	1,235	1,320
Legal and professional fees	476	591	1,497	1,561
Telecommunications	510	721	1,354	1,631
Repossessed asset losses, net of expenses	31	896	552	718
Merger related costs	—	(150)	—	5,455
Other expenses	3,055	2,982	8,123	9,664
Total Non-interest Expense	24,325	24,665	72,006	78,027
Income Before Income Taxes	17,882	21,031	56,742	53,367
Income tax expense	6,010	7,056	18,310	18,398

Net Income Available to Common Shareholders	$11,872	$13,975	$38,432	$34,969

Total comprehensive income	$11,460	$13,342	$40,501	$30,217

Average common shares outstanding	15,363	15,608	15,509	15,545
Effect of dilutive securities:
Employee stock awards and warrant outstanding	82	182	85	168
Shares for diluted earnings per share	15,445	15,790	15,594	15,713

Basic earnings per common share	$0.76	$0.89	$2.45	$2.23
Diluted earnings per common share	$0.76	$0.88	$2.44	$2.21
Dividends declared per common share	$0.40	$0.37	$1.20	$1.11

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$11,872	$13,975	$38,432	$34,969

Unrealized gains (losses) on available-for-sale securities arising during the period	(582)	(1,004)	4,252	(7,438)
Reclassification adjustment for gains	(71)	—	(972)	(93)
Other comprehensive income (loss) before income taxes	(653)	(1,004)	3,280	(7,531)
Tax effect	241	371	(1,211)	2,779
Other comprehensive income (loss), net of tax	(412)	(633)	2,069	(4,752)

Comprehensive income, net of tax	$11,460	$13,342	$40,501	$30,217

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2014 and 2013
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$46,249	$103,524	$309,270	$(124,347)	(1,422)	$333,274
Net income			34,969			34,969
Other comprehensive loss					(4,752)	(4,752)
Acquisition of Community Financial Corporation		4,236		24,272		28,508
Cash dividends declared ($1.11 per share)			(17,686)			(17,686)
Stock-based compensation expense, net		(315)		1,278		963
Exercise of 107,140 stock options		(170)		2,936		2,766
Balance at September 30, 2013	$46,249	$107,275	$326,553	$(95,861)	$(6,174)	$378,042

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	46,249	$107,596	$333,970	(95,202)	$(4,990)	$387,623
Net income			38,432			38,432
Other comprehensive income					2,069	2,069
Cash dividends declared ($1.20 per share)			(18,681)			(18,681)
Stock-based compensation expense, net		(262)		1,472		1,210
Exercise of 19,000 stock options		(272)		825		553
Purchase of 456,856 treasury shares				(19,533)		(19,533)
Balance at September 30, 2014	46,249	$107,062	$353,721	(112,438)	$(2,921)	$391,673

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2014	2013
Net income	$38,432	$34,969
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	(3,889)	(7,885)
Provision for loan losses	3,670	4,903
Depreciation of premises and equipment	4,553	4,289
Deferred income tax expense	3,921	4,945
Net periodic employee benefit cost	393	586
Realized investment securities gains	(972)	(93)
Stock-compensation expense	1,210	963
Increase in value of bank-owned life insurance	(2,291)	(2,413)
Loans originated for sale	(4,911)	(20,895)
Proceeds from the sale of loans originated for sale	5,075	25,816
Gain on sale of loans	(131)	(553)
Change in accrued interest receivable	(885)	(22)
Change in other assets	(5,829)	20,734
Change in other liabilities	(3,763)	(6,922)
Net Cash Provided by Operating Activities	34,583	58,422

Proceeds from sales of securities available-for-sale	1,821	18,398
Proceeds from maturities and calls of securities available-for-sale	37,071	78,671
Proceeds from maturities and calls of securities held-to-maturity	4,124	9,504
Purchases of securities available-for-sale	(17,058)	(42,295)
Purchases of securities held-to-maturity	(10,226)	—
Net increase in loans	(23,454)	(39,643)
Purchases of premises and equipment	(1,085)	(4,663)
Acquisition of Community Financial Corporation, net of cash acquired of $8,888	—	(21,852)
Net Cash Used in Investing Activities	(8,807)	(1,880)

Net increase in noninterest-bearing deposits	5,263	25,440
Net increase (decrease) in interest-bearing deposits	3,597	(9,360)
Net increase in short-term borrowings	8,317	36,297
Purchases of treasury stock	(19,533)	—
Proceeds from exercise of stock options, net of tax benefit	553	2,766
Dividends paid	(18,357)	(17,058)
Net Cash (Used in) Provided by Financing Activities	(20,160)	38,085
Increase in Cash and Cash Equivalents	5,616	94,627
Cash and cash equivalents at beginning of period	85,876	84,994
Cash and Cash Equivalents at End of Period	$91,492	$179,621

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for nine months ended September 30, 2014 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2014. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This ASU will become effective for the Company on January 1, 2015. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1,923	$20	$—	$1,943	$2,317	$48	$—	$2,365
Obligations of states and
political subdivisions	41,096	729	13	41,812	41,027	627	106	41,548
Mortgage-backed securities:
U.S. government agencies	183,470	2,950	3,123	183,297	282,653	2,765	7,310	278,108
Private label	1,767	11	—	1,778	2,184	16	3	2,197
Trust preferred
securities	10,164	300	1,648	8,816	12,943	2,113	1,900	13,156
Corporate securities	7,802	203	375	7,630	9,788	183	843	9,128
Total Debt Securities	246,222	4,213	5,159	245,276	350,912	5,752	10,162	346,502
Marketable equity securities	2,447	1,250	—	3,697	3,334	1,339	—	4,673
Investment funds	1,525	—	17	1,508	1,525	—	40	1,485
Total Securities
Available-for-Sale	$250,194	$5,463	$5,176	$250,481	$355,771	$7,091	$10,202	$352,660

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Mortgage-backed securities
US government agencies	$89,193	$1,443	$—	$90,636	$—	$—	$—	$—
Trust preferred securities	3,896	811	—	4,707	4,117	1,218	—	5,335
Total Securities
Held-to-Maturity	$93,089	$2,254	$—	$95,343	$4,117	$1,218	$—	$5,335

Other investment securities:
Non-marketable equity securities	$14,234	$—	$—	$14,234	$13,343	$—	$—	$13,343
Total Other Investment
Securities	$14,234	$—	$—	$14,234	$13,343	$—	$—	$13,343

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

	September 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$1,641	$3	$445	$10	$2,086	$13
Mortgage-backed securities:
U.S. Government agencies	22,774	341	80,798	2,782	103,572	3,123
Trust preferred securities	368	144	4,805	1,504	5,173	1,648
Corporate securities	—	—	4,363	375	4,363	375
Investment funds	—	—	1,483	17	1,483	17
Total	$24,783	$488	$91,894	$4,688	$116,677	$5,176

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$5,600	$87	$243	$19	$5,843	$106
Mortgage-backed securities:
U.S. Government agencies	195,661	7,113	5,040	197	200,701	7,310
Private label	1,491	3	—	—	1,491	3
Trust preferred securities	—	—	4,400	1,900	4,400	1,900
Corporate securities	5,881	843	—	—	5,881	843
Investment funds	$1,460	$40	$—	$—	1,460	40
Total	$210,093	$8,086	$9,683	$2,116	$219,776	$10,202

Marketable equity securities consist of investments made by the Company in equity positions of various regional community bank holding companies, with ownership positions ranging from nominal to a 4% ownership position in First National Corporation (FXNC).
During the nine months ended September 30, 2014 and 2013, the Company had no credit-related net investment impairment losses. Also, for the year ended December 31, 2013, the Company had no credit-related net investment impairment losses.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2014, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of September 30, 2014, management believes the

unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At September 30, 2014, the book value of the Company’s five pooled trust preferred securities totaled $2.5 million with an estimated fair value of $1.4 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of each of the five respective pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred its interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future unless otherwise noted. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring will cure such positions.  Management compares the present value of expected cash flows to those previously projected to determine if an adverse change in cash flows has occurred. If an adverse change in cash flows has occurred, management determines the credit loss to be recognized in the current period and the portion related to noncredit factors to be recognized in other comprehensive income.

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the nine months ended September 30, 2014 and for the year ended December 31, 2013 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2013	$21,186	$4,813	$25,999
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(115)	(115)
Balance at December 31, 2013	21,186	4,698	25,884
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(2,251)	(2,251)
Balance at September 30, 2014	$21,186	$2,447	$23,633

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of September 30, 2014 (dollars in thousands):

Deal Name	Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (4)
	Pooled trust preferred securities:
	Other-than-temporarily impaired
	Available for Sale:
P1	Pooled	Mezz	$698	$75	$353	278	Caa1	6	19.5%	20.0%	(2)	65.7%
P2	Pooled	Mezz	2,535	—	—	—	Ca	4	22.3%	—%	(2)	—%
P3	Pooled	Mezz	2,962	1,419	636	(783)	Caa3	17	22.6%	8.2%	(2)	43.5%
P4	Pooled	Mezz	4,060	400	119	(281)	Ca	9	19.2%	7.1%	(3)	26.9%
P5	Pooled	Mezz	5,877	512	368	(144)	Ca	7	19.8%	20.0%	(2)	62.7%
	Held to Maturity:
P6	Pooled	Mezz	1,351	43	707	664	Caa1	6	19.5%	20.0%	(2)	65.7%
P7	Pooled	Mezz	3,367	—	—	—	Ca	4	22.3%	—%	(2)	—%
	Single issuer trust preferred securities
	Available for sale:
S5	Single		261	235	249	14	NR	1	—%	—%
	Held to Maturity:
S9	Single		4,000	4,000	4,000	—	NR	1	—%	—%

(1)
The differences noted consist of unrealized gains (losses) recorded at September 30, 2014 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$8,246	$8,289
Due after one year through five years	19,515	20,162
Due after five years through ten years	27,059	27,672
Due after ten years	191,402	189,153
	$246,222	$245,276
Securities Held-to-Maturity
Due in one year or less	$—
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	93,089	95,343
	$93,089	$95,343

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Gross realized gains	$71	$—	$972	$93
Gross realized losses	—	—	—	—
Net investment security gains	$71	$—	$972	$93

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $272 million and $278 million at September 30, 2014 and December 31, 2013, respectively.

Statement of Cash Flows - Investing Activities - Supplemental Information

During the second quarter, the Company transferred certain securities from available-for-sale to held-to-maturity. The non-cash transfers of securities into the held-to-maturity categories from available-for-sale were made at fair value on the date of the transfer. The securities had an aggregate fair value of $83.4 million, with an aggregate net unrealized loss of $0.1 million on the date of transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2014 totaled $0.1 million. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2014	December 31, 2013
Residential real estate	$1,274,062	$1,204,450
Home equity – junior liens	146,965	146,090
Commercial and industrial	130,462	148,302
Commercial real estate	1,034,593	1,057,048
Consumer	41,042	46,402
DDA overdrafts	3,618	3,905
Gross loans	2,630,742	2,606,197
Allowance for loan losses	(20,487)	(20,575)
Net loans	$2,610,255	$2,585,622

Construction loans of $22.4 million and $17.3 million are included within residential real estate loans at September 30, 2014 and December 31, 2013, respectively.  Construction loans of $24.9 million and $24.0 million are included within commercial real estate loans at September 30, 2014 and December 31, 2013, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings") and Community Financial Corporation ("Community") acquisitions (in thousands):

	Virginia
	Savings	Community	Total
September 30, 2014
Outstanding loan balance	$42,039	$238,245	$280,284

Credit-impaired loans:
Carrying value	2,987	15,518	18,505
Contractual principal and interest	3,481	24,147	27,628

December 31, 2013
Outstanding loan balance	$48,833	$279,890	$328,723

Credit-impaired loans:
Carrying value	3,182	26,330	29,512
Contractual principal and interest	3,932	38,566	42,498

Changes in the accretable yield of the credit-impaired loans for the nine months ended September 30, 2014 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$698	$3,182	$10,389	$26,330	$11,087	$29,512
Accretion	(213)	213	(1,931)	2,130	(2,144)	2,343
Net reclassifications to accretable yield from
non-accretable yield	149	—	3,205	—	3,354	—
Payments received, net	—	(408)	—	(12,942)	—	(13,350)
Disposals	(146)	—	(1,583)	—	(1,729)	—
Balance at the end of period	$488	$2,987	$10,080	$15,518	$10,568	$18,505

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the nine months ended September 30, 2014 and 2013 (in thousands).  The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2014 and December 31, 2013 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2014
Allowance for loan loss
Beginning balance	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575
Charge-offs	330	1,665	1,348	288	171	1,052	4,854
Recoveries	85	94	91	—	172	654	1,096
Provision	564	402	2,159	107	10	293	3,535
Provision for acquired loans	135	—	—	—	—	—	135
Ending balance	$1,593	$9,606	$6,959	$1,491	$88	$750	$20,487

Nine months ended September 30, 2013
Allowance for loan loss
Beginning balance	$498	$10,440	$5,229	$1,699	$81	$862	$18,809
Charge-offs	772	803	1,598	278	326	1,102	4,879
Recoveries	51	669	137	—	242	674	1,773
Provision	1,460	201	2,481	268	79	414	4,903
Ending balance	$1,237	$10,507	$6,249	$1,689	$76	$848	$20,606

As of September 30, 2014
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$247	$—	$—	$—	$—	$247
Collectively	1,551	8,705	6,923	1,491	88	750	19,508
Acquired with deteriorated
credit quality	42	654	36	—	—	—	732
Total	$1,593	$9,606	$6,959	$1,491	$88	$750	$20,487

Loans
Evaluated for impairment:
Individually	$—	$6,115	$451	$297	$—	$—	$6,863
Collectively	128,726	1,014,641	1,273,230	144,241	40,918	3,618	2,605,374
Acquired with deteriorated
credit quality	1,736	13,837	381	2,427	124	—	18,505
Total	$130,462	$1,034,593	$1,274,062	$146,965	$41,042	$3,618	$2,630,742

As of December 31, 2013
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$880	$—	$—	$—	$—	$880
Collectively	827	9,615	6,054	1,672	77	855	19,100
Acquired with deteriorated
credit quality	312	280	3	—	—	—	595
Total	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575

Loans
Evaluated for impairment:
Individually	$—	$11,837	$459	$298	$—	$—	$12,594
Collectively	146,318	1,020,657	1,201,894	145,025	46,292	3,905	2,564,091
Acquired with deteriorated
credit quality	1,984	24,554	2,097	767	110	—	29,512
Total	$148,302	$1,057,048	$1,204,450	$146,090	$46,402	$3,905	$2,606,197

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

Risk Rating	Description
Pass ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
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

The following table presents loans by the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
September 30, 2014
Pass	$116,498	$967,581	$1,084,079
Special mention	654	19,134	19,788
Substandard	12,900	47,443	60,343
Doubtful	410	435	845
Total	$130,462	$1,034,593	$1,165,055

December 31, 2013
Pass	$141,818	$974,368	$1,116,186
Special mention	648	20,072	20,720
Substandard	5,416	62,139	67,555
Doubtful	420	469	889
Total	$148,302	$1,057,048	$1,205,350

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
September 30, 2014
Residential real estate	$1,271,767	$2,295	$1,274,062
Home equity - junior lien	146,689	276	146,965
Consumer	41,001	41	41,042
DDA overdrafts	3,617	1	3,618
Total	$1,463,074	$2,613	$1,465,687

December 31, 2013
Residential real estate	$1,201,631	$2,819	$1,204,450
Home equity - junior lien	145,812	278	146,090
Consumer	46,353	49	46,402
DDA overdrafts	3,900	5	3,905
Total	$1,397,696	$3,151	$1,400,847

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of September 30, 2014 and December 31, 2013 (in thousands):

	Originated Loans
	September 30, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,176,782	$4,428	$683	$164	$—	$2,131	$1,184,188
Home equity - junior lien	143,460	590	25	136	—	127	144,338
Commercial and industrial	114,963	188	—	—	—	90	115,241
Commercial real estate	859,813	938	—	—	—	9,270	870,021
Consumer	32,994	46	12	—	—	—	33,052
DDA overdrafts	3,025	590	2	1	—	—	3,618
Total	$2,331,037	$6,780	$722	$301	$—	$11,618	$2,350,458

	Acquired Loans
	September 30, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$89,373	$406	$95	$—	$—	$—	$89,874
Home equity - junior lien	2,612	2	—	13	—	—	2,627
Commercial and industrial	13,572	3	8	86	—	1,552	15,221
Commercial real estate	157,412	1,477	85	393	1,016	4,189	164,572
Consumer	7,802	145	2	16	—	25	7,990
DDA overdrafts	—	—	—	—	—	—	—
Total	$270,771	$2,033	$190	$508	$1,016	$5,766	$280,284

	Total Loans
	September 30, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,266,155	$4,834	$778	$164	$—	$2,131	$1,274,062
Home equity - junior lien	146,072	592	25	149	—	127	146,965
Commercial and industrial	128,535	191	8	86	—	1,642	130,462
Commercial real estate	1,017,225	2,415	85	393	1,016	13,459	1,034,593
Consumer	40,796	191	14	16	—	25	41,042
DDA overdrafts	3,025	590	2	1	—	—	3,618
Total	$2,601,808	$8,813	$912	$809	$1,016	$17,384	$2,630,742

	Originated Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,096,911	$4,123	$495	$231	$—	$1,905	$1,103,665
Home equity - junior lien	141,967	880	—	42	—	236	143,125
Commercial and industrial	128,015	—	—	—	—	79	128,094
Commercial real estate	852,090	668	—	—	—	13,097	865,855
Consumer	32,647	172	7	4	—	—	32,830
DDA overdrafts	3,511	374	15	5	—	—	3,905
Total	$2,255,141	$6,217	$517	$282	$—	$15,317	$2,277,474

	Acquired Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$99,089	$842	$172	$—	$—	$682	$100,785
Home equity - junior lien	2,965	—	—	—	—	—	2,965
Commercial and industrial	18,253	—	80	—	—	1,875	20,208
Commercial real estate	176,018	2,772	273	109	7,534	4,487	191,193
Consumer	12,876	622	29	45	—	—	13,572
DDA overdrafts	—	—	—	—	—	—	—
Total	$309,201	$4,236	$554	$154	$7,534	$7,044	$328,723

	Total Loans
	December 31, 2013
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,196,000	$4,965	$667	$231	$—	$2,587	$1,204,450
Home equity - junior lien	144,932	880	—	42	—	236	146,090
Commercial and industrial	146,268	—	80	—	—	1,954	148,302
Commercial real estate	1,028,108	3,440	273	109	7,534	17,584	1,057,048
Consumer	45,523	794	36	49	—	—	46,402
DDA overdrafts	3,511	374	15	5	—	—	3,905
Total	$2,564,342	$10,453	$1,071	$436	$7,534	$22,361	$2,606,197

The following table presents the Company’s impaired loans, by class, as of September 30, 2014 and December 31, 2013 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$451	$451	$—	$459	$459	$—
Home equity - junior liens	297	297	—	298	298	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	4,718	4,718	—	8,421	8,361	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$5,466	$5,466	$—	$9,178	$9,118	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	1,397	1,397	247	3,416	3,416	880
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$1,397	$1,397	$247	$3,416	$3,416	$880

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the nine months ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$453	$—	$464	$—
Home equity - junior liens	297	—	297	—
Commercial and industrial	—	—	—	—
Commercial real estate	7,329	4	9,200	24
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$8,079	$4	$9,961	$24

With an allowance recorded
Residential real estate	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	1,837	30	3,277	—
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$1,837	$30	$3,277	$—

     Approximately $0.3 million and $0.4 million of interest income would have been recognized during the nine months ended September 30, 2014 and 2013, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2014.

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

The following tables set forth the Company’s TDRs (in thousands):

	September 30, 2014			December 31, 2013
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$77	$—	$77	$88	$—	$88
Commercial real estate	2,269	—	2,269	1,783	—	1,783
Residential real estate	17,833	207	18,040	18,651	1,693	20,344
Home equity	2,821	—	2,821	2,859	14	2,873
Consumer	—	—	—	—	—	—
	$23,000	$207	$23,207	$23,381	$1,707	$25,088

	New TDRs			New TDRs
	For the nine months ended			For the nine months ended
	September 30, 2014			September 30, 2013
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	1	$91	$91
Commercial real estate	1	432	432	3	1,567	1,567
Residential real estate	26	2,049	2,049	30	2,808	2,808
Home equity	8	203	203	12	323	323
Consumer	—	—	—	—	—	—
	35	$2,684	$2,684	46	$4,789	$4,789

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	September 30, 2014	December 31, 2013
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.73% and 3.74%, respectively	$16,495	$16,495

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

Payments of distributions on the Capital Securities and payments on redemption of the Capital Securities are guaranteed by the Company.  The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the trust preferred securities.  The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreement establishing the trust, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust preferred securities.  The Capital Securities issued by the statutory business trusts qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

Note G – Derivative Instruments

As of September 30, 2014 and December 31, 2013, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.

The following table summarizes the fair value of these derivative instruments (in thousands):

Fair Value:	September 30, 2014	December 31, 2013

Other Assets	$8,063	$3,538
Other Liabilities	8,063	3,538

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Change in Fair Value:
Other income - derivative asset	$(373)	$(86)	$4,233	$(7,876)
Other income - derivative liability	373	86	(4,233)	7,876

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2014 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative assets:
Interest rate swap agreements	$8,063	$—	$8,063	$—	$8,063	$8,063	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative liabilities:
Interest rate swap agreements	$8,383	$—	$8,383	$—	$11,862	$11,862	$—

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of September 30, 2014, under the 2003 Plan and 2013 Plan, 411,601 stock options had been awarded and 230,109 restricted stock awards had been awarded, respectively.

Each award from the 2003 Plan and 2013 Plan is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Compensation Committee, or its delegate, determines.  The option price for each grant is equal to the fair market value of a share of the Company’s common stock on the date of the grant.  Options granted expire at such time as the Compensation Committee, or its delegate, determines at the date of the grant and in no event does the exercise period exceed a maximum of ten years.  Upon a change-in-control of the Company, as defined in the 2003 Plan and 2013 Plan, all outstanding options and awards shall immediately vest.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2014		2013
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	173,601	$35.26	289,544	$34.38
Granted	13,953	44.43	15,475	37.74
Exercised	(19,000)	29.13	(107,140)	33.36
Forfeited	—	—	(2,250)	34.73
Outstanding at September 30	168,554	$36.71	195,629	$35.19

Additional information regarding stock options outstanding and exercisable at September 30, 2014, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$26.62 - $33.90	40,250	$30.83	3.9	$575	19,332	$30.46	2.5	$283
$35.09 - $44.43	128,304	38.55	5.1	843	66,000	39.15	2.4	394
	168,554			$1,418	85,332			$677

Proceeds from stock option exercises were $0.6 million and $2.9 million during the nine months ended September 30, 2014 and 2013, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2014 and 2013 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.3 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively.

Stock-based compensation expense was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at September 30, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.5 years.

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.  Unrecognized stock-based compensation expense related to non-vested restricted shares was $3.2 million at September 30, 2014. At September 30, 2014, this unrecognized expense is expected to be recognized over 3.6 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2014		2013
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	142,469		116,711
Granted	27,162	$39.72	35,083	$38.07
Forfeited/Vested	(6,200)		(9,325)
Outstanding at September 30	163,431		142,469

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.6 million for both the nine months ended September 30, 2014 and 2013.

The Company maintains two frozen defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Company made contributions of approximately $0.3 million and $0.5 million to the Defined Benefit Plans during the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Components of net periodic cost:
Interest cost	$209	$217	$634	$549
Expected return on plan assets	(252)	(276)	(779)	(695)
Net amortization and deferral	150	267	538	732
Net Periodic Pension Cost	$107	$208	$393	$586

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

	September 30, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$174,115	$174,417
Commercial real estate	33,970	42,209
Other commitments	173,694	201,065
Standby letters of credit	14,271	14,122
Commercial letters of credit	1,972	1,555

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

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2012	$(4,995)	$3,573	$(1,422)

Other comprehensive income before reclassifications	—	(4,693)	(4,693)
Amounts reclassified from other comprehensive loss	—	(59)	(59)
	—	(4,752)	(4,752)

Balance at September 30, 2013	$(4,995)	$(1,179)	$(6,174)

Balance at December 31, 2013	$(2,880)	$(2,110)	$(4,990)

Other comprehensive income before reclassifications	—	2,683	2,683
Amounts reclassified from other comprehensive loss	—	(614)	(614)
	—	2,069	2,069

Balance at September 30, 2014	$(2,880)	$(41)	$(2,921)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Statements
	2014	2013	2014	2013	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(71)	$—	$(972)	$(93)	Security gains (losses)
Related income tax expense	26	—	358	34	Income tax expense
Net effect on accumulated other comprehensive loss	$(45)	$—	$(614)	$(59)

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Distributed earnings allocated to common stock	$6,073	$5,767	$18,220	$17,302
Undistributed earnings allocated to common stock	5,673	8,081	19,809	17,349
Net earnings allocated to common shareholders	$11,746	$13,848	$38,029	$34,651

Average shares outstanding	15,363	15,608	15,509	15,545
Effect of dilutive securities:
Warrant outstanding	62	62	62	60
Employee stock awards	20	120	23	108
Shares for diluted earnings per share	15,445	15,790	15,594	15,713

Basic earnings per share	$0.76	$0.89	$2.45	$2.23
Diluted earnings per share	$0.76	$0.88	$2.44	$2.21

Options to purchase approximately 13,953 shares of common stock at an exercise price of $44.43 per share were outstanding during the third quarter of 2014 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.  During the third quarter of 2013, there were no anti-dilutive options outstanding.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at September 30, 2014.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three and nine months ended September 30, 2014.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2014
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1,943	$—	$1,943	$—
Obligations of states and political subdivisions	41,812	—	41,812	—
Mortgage-backed securities:
U.S. Government agencies	183,297	—	183,297	—
Private label	1,778	—	1,778	—
Trust preferred securities	8,816	—	7,090	1,726
Corporate securities	7,630	—	7,630	—
Marketable equity securities	3,697	3,697	—	—
Investment funds	1,508	1,508	—	—
Derivative assets	8,063	—	8,063	—
Financial Liabilities
Derivative liabilities	8,063	—	8,063	—

Nonrecurring fair value measurements
Impaired loans	$6,617	$—	$—	$6,617	$(142)
Other real estate owned	9,161	—	—	9,161	(379)

December 31, 2013
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,365	$—	$2,365	$—
Obligations of states and political subdivisions	41,548	—	41,548	—
Mortgage-backed securities:
U.S. Government agencies	278,108	—	278,108	—
Private label	2,197	—	2,197	—
Trust preferred securities	13,156	—	9,269	3,887
Corporate securities	9,128	—	9,128	—
Marketable equity securities	4,673	4,673	—	—
Investment funds	1,485	1,485	—	—
Derivative assets	3,538	—	3,538	—
Financial Liabilities
Derivative liabilities	3,538	—	3,538	—

Nonrecurring fair value measurements
Impaired loans	$11,714	$—	$—	$11,714	$(880)
Other real estate owned	$8,470	$—	$—	$8,470	$(1,108)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Nine months ended September 30,
	2014	2013
Beginning balance	$3,887	$2,385
Impairment losses on investment securities	—	—
Included in other comprehensive income	(2,161)	2,176
Dispositions	—	(1,776)
Transfers into Level 3	—	—
Ending Balance	$1,726	$2,785

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2014 and 2013, collateral discounts ranged from 20% to 30%. During the nine months ended September 30, 2014 and 2013, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Nine months ended September 30,
	2014	2013

Beginning balance	$11,714	$10,679

Loans classified as impaired during the period	—	3,052
Specific valuation allowance allocations	—	(750)
	—	2,302

(Additional) reduction in specific valuation allowance allocations	633	(130)

Paydowns, payoffs, other activity	(5,730)	(891)

Ending balance	$6,617	$11,960

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Nine months ended September 30,
	2014	2013

Beginning balance	$8,470	$8,162

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	4,225	4,387
Charge-offs recognized in the allowance for loan losses	—	(1,565)
Fair value	4,225	2,822

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	480	2,832
Fair value	101	1,774
Write-downs included in other non-interest expense	(379)	(1,058)

Acquired	—	3,492
Disposed	(3,155)	(5,900)

Ending balance	$9,161	$7,518

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Cash and cash equivalents	$91,492	$91,492	$91,492	$—	$—
Securities available-for-sale	250,481	250,481	5,205	243,550	1,726
Securities held-to-maturity	93,089	95,343	—	95,343	—
Other securities	14,234	14,234	—	14,234	—
Net loans	2,610,255	2,630,012	—	—	2,630,012
Accrued interest receivable	7,751	7,751	7,751	—	—
Derivative assets	8,063	8,063	—	8,063	—

Liabilities:
Deposits	2,793,395	2,799,502	1,759,380	1,040,122	—
Short-term debt	146,115	146,116	—	146,116	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	8,063	8,063	—	8,063	—

December 31, 2013
Assets:
Cash and cash equivalents	85,876	85,876	85,876	—	—
Securities available-for-sale	352,660	352,660	6,158	342,615	3,887
Securities held-to-maturity	4,117	5,335	—	5,335	—
Other securities	13,343	13,343	—	13,343	—
Net loans	2,585,622	2,609,524	—	—	2,609,524
Accrued interest receivable	6,866	6,866	6,866	—	—
Derivative assets	3,538	3,538	—	3,538	—

Liabilities:
Deposits	2,785,133	2,793,620	1,707,527	1,086,093	—
Short-term debt	137,798	137,801	—	137,801	—
Long-term debt	16,495	16,495	—	16,495	—
Derivative liabilities	3,538	3,538	—	3,538	—

Note M – Merger Related Costs

During the nine months ended September 30, 2013, the Company incurred $5.5 million of merger-related costs in connection with the acquisition of Community on January 10, 2013. These costs were primarily for severance ($2.5 million), professional fees ($1.4 million) and data processing costs ($1.1 million). No merger related costs were incurred during the nine months ended September 30, 2014.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2013. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2010 through 2012.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that the recent declines in market value are temporary and that the Company does not have the intent to sell any of the securities classified as available for sale and believes it is more likely than not that the Company will not have to sell any such securities before recovery of costs.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three and nine months ended September 30, 2014 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

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

Financial Summary

Nine months ended September 30, 2014 vs. 2013

The Company reported consolidated net income of $38.4 million, or $2.44 per diluted common share, for the nine months ended September 30, 2014, compared to $35.0 million, or $2.21 per diluted common share, for the nine months ended September 30, 2013. Return on average assets (“ROA”) was 1.51% and return on average equity (“ROE”) was 12.9% for the nine months ended September 30, 2014 compared to 1.38% and 12.6%, respectively, for the nine months ended September 30, 2013.

The Company’s net interest income for the first nine months of 2014 decreased $4.9 million compared to the first nine months of 2013 (see Net Interest Income). The Company recorded a provision for loan losses of $3.7 million for the nine months ended September 30, 2014 compared to $4.9 million for the nine months ended September 30, 2013 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.0 million.  Non-interest expenses for the nine months ended September 30, 2014 decreased $6.0 million from the nine months ended September 30, 2013.

Three months ended September 30, 2014 vs. 2013

The Company reported consolidated net income of $11.9 million, or $0.76 per diluted common share, for the three months ended September 30, 2014, compared to $14.0 million, or $0.88 per diluted common share, for the three months ended September 30, 2013. Return on average assets (“ROA”) was 1.40% and return on average equity (“ROE”) was 11.9% for the three months ended September 30, 2014 compared to 1.65% and 14.8%, respectively, for the third quarter of 2013.

The Company’s net interest income for the third quarter of 2014 decreased $2.9 million compared to the third quarter of 2013 (see Net Interest Income). The Company recorded a provision for loan losses of $1.9 million for the third quarter of 2014 compared to $1.2 million for the third quarter of 2013 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.1 million from the three months ended September 30, 2013.  Non-interest expenses for the three months ended September 30, 2014 decreased $0.3 million from the three months ended September 30, 2013.

Net Interest Income

Nine months ended September 30, 2014 vs. 2013
The Company’s tax equivalent net interest income decreased $4.9 million, or 5.3%, from $93.7 million for the nine months ended September 30, 2013 to $88.8 million for the nine months ended September 30, 2014. The Company’s reported net interest margin decreased from 4.33% for the nine months ended September 30, 2013 to 4.02% for the nine months ended September 30, 2014. This is primarily due to the expected decrease in accretion related to the acquisitions of Virginia Savings and Community Bank. Accretion was $10.7 million for the nine months ended September 30, 2013 and $5.5 million for the nine months ended September 30, 2014. Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin for the nine months ended September 30, 2014 and 2013 would have been 3.77% and 3.84%, respectively.

Three months ended September 30, 2014 vs. 2013
The Company’s tax equivalent net interest income decreased $2.9 million, or 8.9%, from $32.5 million for the third quarter of 2013 to $29.6 million for the third quarter of 2014. The Company’s reported net interest margin decreased from 4.47% for the quarter ended September 30, 2013 to 3.95% for the quarter ended September 30, 2014. This is primarily due to the expected decrease in accretion related to the acquisitions of Virginia Savings and Community Bank. Accretion was $5.0 million for the third quarter of 2013 and $1.8 million for the third quarter of 2014. Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin for the three months ended September 30, 2014 and 2013 would have been 3.71% and 3.78%, respectively.
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

	Virginia Savings		Community
Year Ended	Loan Accretion	Certificates of Deposit	Loan Accretion	Certificates of Deposit	Total

2013	$3,512	$542	$9,907	$682	$14,643

1Q 2014	299	131	1,628	93	2,151
2Q 2014	284	135	1,023	52	1,494
3Q 2014	315	135	1,334	52	1,836
Total through nine months ended September 30, 2014	898	401	3,985	197	5,481

4Q 2014 (estimated)	174	135	598	52	959
2015 (estimated)	441	518	1,998	160	3,117
2016 (estimated)	266	497	1,449	48	2,260

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Nine months ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,371,620	$41,587	4.05%	$1,294,671	$41,215	4.26%
Commercial, financial, and agriculture(2)	1,153,133	41,166	4.77	1,145,286	46,755	5.46
Installment loans to individuals(2),(3)	53,508	3,264	8.16	65,557	4,755	9.70
Previously securitized loans(4)	—	1,630	***	—	1,968	***
Total loans	2,578,261	87,647	4.55	2,505,514	94,693	5.05
Securities:
Taxable	342,349	8,797	3.44	329,918	7,774	3.15
Tax-exempt(5)	27,685	1,292	6.24	31,378	1,437	6.12
Total securities	370,034	10,089	3.65	361,296	9,211	3.41
Deposits in depository institutions	8,955	—	—	8,090	—	—
Total interest-earning assets	2,957,250	97,736	4.42	2,892,350	103,926	4.80
Cash and due from banks	127,229			159,942
Bank premises and equipment	81,038			81,976
Other assets	246,655			257,384
Less: allowance for loan losses	(21,195)			(20,030)
Total assets	$3,390,977			$3,371,622
Liabilities
Interest-bearing demand deposits	$612,720	$479	0.10%	$606,076	$537	0.12%
Savings deposits	628,996	597	0.13	596,895	645	0.14
Time deposits(2)	1,052,625	7,144	0.91	1,109,895	8,308	1.00
Short-term borrowings	128,230	246	0.26	121,677	232	0.25
Long-term debt	16,495	453	3.67	16,495	464	3.76
Total interest-bearing liabilities	2,439,066	8,919	0.49	2,451,038	10,186	0.56
Noninterest-bearing demand deposits	522,341			512,993
Other liabilities	32,526			38,698
Stockholders’ equity	397,044			368,893
Total liabilities and stockholders’ equity	$3,390,977			$3,371,622
Net interest income		$88,817			$93,740
Net yield on earning assets			4.02%			4.33%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Nine months ended September 30, 2014
		Virginia Savings	Community	Total
	Residential real estate	$361	$363	$724
	Commercial, financial and agriculture	424	3,149	3,573
	Installment loans to individuals	113	473	586
	Time deposits	401	197	598
		$1,299	$4,182	$5,481

		Nine months ended September 30, 2013
		Virginia Savings	Community	Total
	Residential real estate	$816	$507	$1,323
	Commercial, financial and agriculture	2,023	5,401	7,424
	Installment loans to individuals	112	956	1,068
	Time deposits	421	508	929
		$3,372	$7,372	$10,744

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Nine months ended September 30, 2014 vs. 2013
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,450	$(2,078)	$372
Commercial, financial, and agriculture	320	(5,909)	(5,589)
Installment loans to individual	(874)	(617)	(1,491)
Previously securitized loans	—	(338)	(338)
Total loans	1,896	(8,942)	(7,046)
Securities:
Taxable	293	730	1,023
Tax-exempt(1)	(169)	24	(145)
Total securities	124	754	878
Federal funds sold	(22)	—	(22)
Total interest-earning assets	$1,998	$(8,188)	$(6,190)
Interest-bearing liabilities:
Interest-bearing demand deposits	$6	$(64)	$(58)
Savings deposits	35	(83)	(48)
Time deposits	(429)	(735)	(1,164)
Short-term borrowings	12	2	14
Long-term debt	—	(11)	(11)
Total interest-bearing liabilities	$(376)	$(891)	$(1,267)
Net Interest Income	$2,374	$(7,297)	$(4,923)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,397,306	$14,146	4.02%	$1,315,848	$13,931	4.20%
Commercial, financial, and agriculture(2)	1,148,997	13,671	4.72	1,157,285	16,910	5.80
Installment loans to individuals(2),(3)	53,839	988	7.28	63,409	1,538	9.62
Previously securitized loans(4)	—	487	***	—	604	***
Total loans	2,600,142	29,292	4.47	2,536,542	32,983	5.16
Securities:
Taxable	335,760	2,864	3.38	312,786	2,392	3.03
Tax-exempt(5)	28,199	434	6.11	29,396	460	6.21
Total securities	363,959	3,298	3.60	342,182	2,852	3.31
Deposits in depository institutions	8,924	—	—	7,798	—	—
Federal funds sold	—	—	—	—	—	—
Total interest-earning assets	2,973,025	32,590	4.35	2,886,522	35,835	4.93
Cash and due from banks	107,550			191,116
Bank premises and equipment	79,865			82,708
Other assets	246,357			251,353
Less: allowance for loan losses	(20,893)			(20,519)
Total assets	$3,385,904			$3,391,180
Liabilities
Interest-bearing demand deposits	$615,830	$138	0.09%	$603,592	$179	0.12%
Savings deposits	633,690	192	0.12	602,827	216	0.14
Time deposits(2)	1,036,370	2,400	0.92	1,106,352	2,673	0.96
Short-term borrowings	132,484	86	0.26	127,263	82	0.26
Long-term debt	16,495	152	3.66	16,495	154	3.70
Total interest-bearing liabilities	2,434,869	2,968	0.48	2,456,529	3,304	0.53
Noninterest-bearing demand deposits	522,083			521,114
Other liabilities	30,188			35,854
Stockholders’ equity	398,764			377,683
Total liabilities and stockholders’ equity	$3,385,904			$3,391,180
Net interest income		$29,622			$32,531
Net yield on earning assets			3.95%			4.47%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Three months ended September 30, 2014
		Virginia Savings	Community	Total
	Residential real estate	$103	$105	$208
	Commercial, financial and agriculture	169	1,110	1,279
	Installment loans to individuals	43	119	162
	Time deposits	135	52	187
		$450	$1,386	$1,836

		Three months ended September 30, 2013
		Virginia Savings	Community	Total
	Residential real estate	$297	$264	$561
	Commercial, financial and agriculture	303	3,478	3,781
	Installment loans to individuals	32	377	409
	Time deposits	121	174	295
		$753	$4,293	$5,046

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended September 30, 2014 vs. 2013
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$862	$(647)	$215
Commercial, financial, and agriculture	(121)	(3,118)	(3,239)
Installment loans to individuals	(232)	(318)	(550)
Previously securitized loans	—	(117)	(117)
Total loans	509	(4,200)	(3,691)
Securities:
Taxable	176	296	472
Tax-exempt(1)	(19)	(7)	(26)
Total securities	157	289	446
Total interest-earning assets	$666	$(3,911)	$(3,245)
Interest-bearing liabilities:
Interest-bearing demand deposits	$4	$(45)	$(41)
Savings deposits	11	(35)	(24)
Time deposits	(169)	(104)	(273)
Short-term borrowings	3	1	4
Long-term debt	—	(2)	(2)
Total interest-bearing liabilities	$(151)	$(185)	$(336)
Net Interest Income	$817	$(3,726)	$(2,909)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Five
Loan Portfolio
(In thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
Residential real estate	$1,274,062	$1,204,450	$1,186,000
Home equity – junior liens	146,965	146,090	143,728
Commercial and industrial	130,462	148,302	135,483
Commercial real estate	1,034,593	1,057,048	1,037,980
Consumer	41,042	46,402	50,757
DDA overdrafts	3,618	3,905	4,508
Total loans	$2,630,742	$2,606,197	$2,558,456

Loan balances increased $24.5 million from December 31, 2013 to September 30, 2014. Residential real estate loans increased $69.6 million, or 5.8%, from December 31, 2013 to September 30, 2014.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At September 30, 2014, $22.4 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans increased $0.9 million during the first nine months of 2014.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second or lower lien positions.

Commercial real estate loans decreased $22.5 million, or 2.1%, from December 31, 2013 to September 30, 2014.  At September 30, 2014, $24.9 million of the commercial real estate loans were for commercial properties under construction.  Commercial and industrial loans (“C&I”) decreased $17.8 million from December 31, 2013 to September 30, 2014.   During the year ended September 30, 2014, a variety of factors have led to the decline in commercial real estate and C&I loans - a $14 million participation loan was repurchased by the lead bank (a large community bank); a $9 million loan from an acquisition that was classified as substandard was repaid in full; a financially weak $9 million loan was refinanced by a smaller competitor that provided the borrower a cash out option; a more competitive lending environment; and various lines of credit experienced balance reductions.

Consumer loans decreased $5.4 million during the first nine months of 2014.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.7 million in the first nine months of 2014 and $4.9 million in the first nine months of 2013.  The provision for loan losses recorded in 2014 reflects the modest growth in the loan portfolio, changes in the quality of the portfolio and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. Additionally, the improvement in non-performing assets also contributed to a lower provision for loan losses during 2014. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $3.8 million and $3.1 million for the first nine months of 2014 and 2013, respectively.  Net charge-offs in the first nine months of 2014 consisted primarily of net charge-offs on commercial real estate loans of $1.6 million, residential real estate loans of $1.3 million and DDA overdrafts of $0.4 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 1.20% at December 31, 2013 to 1.04% at September 30, 2014.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. The Company’s ratio of non-performing assets to total loans and other real estate owned is less than half of the 2.52% non-performing asset ratio reported by the Company’s peer group (bank holding companies with total assets between $1 and $5 billion), as of the most recently reported quarter ended June 30, 2014.

The ALLL at September 30, 2014 was $20.5 million compared to $20.6 million at December 31, 2013.  Below is a summary of the changes in the components of the ALLL from December 31, 2013 to September 30, 2014.

The allowance allocated to the commercial real estate loan portfolio (see Table Nine) decreased $1.2 million, or 10.85%, from $10.8 million at December 31, 2013 to $9.6 million at September 30, 2014. This decrease was mainly attributable to lower loan balances due to a more competitive lending environment coupled with an improvement in historical loss rates.

The allowance related to the commercial and industrial loan portfolio increased $0.5 million from $1.1 million at December 31, 2013 to $1.6 million at September 30, 2014 (see Table Nine). This decrease is due to higher substandard loan balances within the portfolio, which were partially offset by an improvement in historical loss rates .

The allowance allocated to the residential real estate portfolio (see Table Nine) increased $0.9 million from $6.1 million at December 31, 2013 to $7.0 million at September 30, 2014. This increase was due to growth in the portfolio.

The allowance allocated to the home equity loan portfolio (see Table Nine) decreased from $1.7 million at December 31, 2013 to $1.5 million at September 30, 2014.

The allowance allocated to the consumer loan portfolio (see Table Nine) remained flat at $0.1 million at September 30, 2014.

The allowance allocated to overdraft deposit accounts (see Table Nine) decreased modestly from $0.9 million at December 31, 2013 to $0.8 million at September 30, 2014.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2014, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses
(In thousands)

	Nine months ended September 30,		Year ended December 31,
	2014	2013	2013
Balance at beginning of period	$20,575	$18,809	$18,809
Charge-offs:
Commercial and industrial	330	772	1,040
Commercial real estate	1,665	803	2,187
Residential real estate	1,348	1,598	2,181
Home equity	288	278	295
Consumer	171	326	454
DDA overdrafts	1,052	1,102	1,483
Total charge-offs	4,854	4,879	7,640
Recoveries:
Commercial and industrial	85	51	84
Commercial real estate	94	669	785
Residential real estate	91	137	234
Home equity	—	—	—
Consumer	172	242	327
DDA overdrafts	654	674	1,128
Total recoveries	1,096	1,773	2,558
Net charge-offs	3,758	3,106	5,082
Provision for acquired loans	135	90	597
Provision for loan losses	3,535	4,813	6,251
Balance at end of period	$20,487	$20,606	$20,575
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.19%	0.17%	0.20%
Provision for loan losses (annualized)	0.19%	0.26%	0.27%
As a Percent of Non-Performing Loans:
Allowance for loan losses	112.61%	93.86%	90.25%

Table Seven
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of September 30,		December 31,
	2014	2013	2013
Non-accrual loans	$17,384	$21,535	$22,361
Accruing loans past due 90 days or more	809	418	436
Total non-performing loans	18,193	21,953	22,797

The average recorded investment in impaired loans during the nine months ended September 30, 2014 and 2013 was $9.9 million and $13.2 million, respectively.  The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for the nine months ended September 30, 2014. There was no interest income received in cash on non-accrual and impaired loans for the three months ended September 30, 2013.  Approximately $0.3 million and

$0.4 million of interest income would have been recognized during the nine months ended September 30, 2014 and September 30, 2013, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2014.

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

Table Eight
Impaired Loans
(In thousands)

	As of September 30,		As of December 31,
	2014	2013	2013
Impaired loans with a valuation allowance	$1,397	$3,507	$3,416
Impaired loans with no valuation allowance	5,466	9,333	9,178
Total impaired loans	$6,863	$12,840	$12,594
Allowance for loan losses allocated to impaired loans	$247	$880	$880

Table Nine
Allocation of the Allowance for Loan Losses
(In thousands)

	As of September 30,		As of December 31,
	2014	2013	2013
Commercial and industrial	$1,593	$1,237	$1,139
Commercial real estate	9,606	10,507	10,775
Residential real estate	6,959	6,249	6,057
Home equity	1,491	1,689	1,672
Consumer	88	76	77
DDA overdrafts	750	848	855
Allowance for Loan Losses	$20,487	$20,606	$20,575

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2014 vs. 2013
(In thousands)

	Nine months ended September 30,
	2014	2013	$ Change	% Change

Gains on sale of investment securities	$1.0	$0.1	$0.9	900.0%
Non-interest income, excluding gains on sale of investment securities	43.1	43.0	0.1	0.2%
Non-interest expense	72.0	78.0	(6.0)	(7.7)%

Non-Interest Income: During 2014, the Company realized investment gains of $1.0 million from the sale of certain equity positions related to community banks and bank holding companies. Excluding investment security gains, non-interest income increased $0.1 million to $43.1 million compared to the first nine months of 2013.

Non-Interest Expense: During 2013, the Company completed its acquisition of Community and recognized $5.5 million of acquisition and integration expenses. Excluding these expenses, non-interest expenses decreased $0.6 million, from $72.6 million in the first nine months of 2013 to $72.0 million in the first nine months of 2014. This decrease was largely attributable to a decline in other expenses of $1.5 million due to a decrease in non-income based taxes as a result of the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. This favorable difference was discrete to the first quarter of 2014. This decrease was partially offset by an increase in salaries and employee benefits of $0.7 million.
Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2014 was 32.3% compared to 34.4% for the year ended December 31, 2013, and 34.5% for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, the Company reduced income tax expense due to the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. Exclusive of this discrete item recognized in the nine months ended September 30, 2014, the Company’s tax rate from operations was 33.6%.

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

Three months ended September 30, 2014 vs. 2013
(In thousands)

	Three months ended September 30,
	2014	2013	$ Change	% Change

Gains on sale of investment securities	$0.1	$—	$0.1	-
Non-interest income, excluding gains on sale of investment securities	14.5	14.5	—	—%
Non-interest expense	24.3	24.7	(0.4)	(1.6)%

Non-Interest Income: During the third quarter of 2014, the Company realized investment gains of $0.1 million from the sale of certain equity positions related to community banks and bank holding companies. Excluding investment security gains, non-interest income remained flat at $14.5 million compared to the third quarter of 2013.

Non-Interest Expense: Non-interest expenses decreased $0.4 million, from $24.7 million in the third quarter of 2013 to $24.3 million in the third quarter of 2014. This decrease was primarily related to a decrease in repossessed assets losses of $0.9 million. These expenses were partially offset by an increase in salaries and expenses of $0.2 million.
Income Tax Expense: The Company’s effective income tax rate for the three months ended September 30, 2014 was 33.6% compared to 34.4% for the year ended December 31, 2013, and 33.6% for the three months ended September 30, 2013.  The effective rate is based upon the Company's expected tax rate for the year ending December 31, 2014.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
September 30, 2014
+400	4.25%	+3.1%	(3.2)%
+300	3.25	+4.8	+0.8
+200	2.25	+4.4	+3.1
+100	1.25	+1.3	+1.7
December 31, 2013
+400	4.25%	+3.3%	(6.4)%
+300	3.25	+4.3	(2.0)
+200	2.25	+3.3	+0.6
+100	1.25	+0.6	+0.4

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("Parent Company") level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2014, City National could pay dividends up to $21.4 million plus net profits for the remainder of 2014, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures, and (3) fund repurchase of the Company’s common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the Debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. The Parent Company anticipates continuing the payment of dividends on its common stock, which are expected to approximate $24.6 million on an annualized basis over the next 12 months based on common shareholders of record at September 30, 2014.    In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.5 million of additional cash over the next 12 months. As of September 30, 2014, the Parent Company reported a cash balance of $8.9 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2014, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2014, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 77.1% as of September 30, 2014 and deposit balances fund 82.5% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $357.8 million at September 30, 2014, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $162.6 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 52.0% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $34.6 million of cash from operating activities during the first nine months of 2014, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $8.8 million of cash in investing activities during the first nine months of 2014 primarily from the purchases of available-for-sale and held-to-maturity securities and the repayment of loans. The Company used $20.2 million of cash in financing activities during the first nine months of 2014, principally a result of purchases of treasury stock of $19.5 million, as well as cash dividends paid to the Company’s common stockholders of $18.4 million.

Capital Resources

During the first nine months of 2014, Shareholders’ Equity increased $4.1 million, or 1.0%, from $387.6 million at December 31, 2013 to $391.7 million at September 30, 2014.  This increase was primarily due to net income of $38.4 million, partially offset by dividends declared of $18.7 million and purchases of the Company's stock pursuant to its stock repurchase program of $19.5 million.

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

The Company’s regulatory capital ratios for both City Holding and City National as illustrated in the following table:

City Holding:	Minimum	Well- Capitalized	Actual
			September 30, 2014	December 31, 2013

Total	8.0%	10.0%	14.2%	13.8%
Tier I Risk-based	4.0	6.0	13.4	13.0
Tier I Leverage	4.0	5.0	10.1	9.8
City National:
Total	8.0%	10.0%	13.4%	12.2%
Tier I Risk-based	4.0	6.0	12.6	11.4
Tier I Leverage	4.0	5.0	9.5	8.6

As of September 30, 2014, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2014, management believes that City Holding and City National meet all capital adequacy requirements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (a)	or Programs

July 1 - July 31, 2014	98,506	$43.26	98,506	161,331

August 1 - August 31, 2014	103,637	$41.87	103,637	57,694

September 1 - September 30, 2014	60,062	$42.78	60,062	977,708

(a) In July 2011, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. On September 24, 2014 the Company announced that the Board of Directors rescinded the share repurchase program approved in July 2011 and announced that it had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this repurchase program.

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

Date: November 5, 2014