Form 10-K
period 2014-12-31
CITY HOLDING CO
filed 2015-02-27
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2014
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

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market was approximately $580.2 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not  be deemed to be conclusive for any other purpose.)

As of February 25, 2015, there were 15,169,942 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2014 are incorporated by reference into Part 1, Item1 and Part II, Items 6, 7, 7A, and 8.  Portions of the Proxy Statement for the 2015 annual shareholders’ meeting to be held on April 29, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such information involves risks and uncertainties that could cause the Company’s actual results to differ from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “Risk Factors” and the following: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other-than-temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective business; and (14) the impact of new minimum capital thresholds established as a part of the implementation of Basel III capital reforms.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I

Item 1.Business

City Holding Company (the “Company”) is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National provides banking, trust and investment management and other financial solutions through its network of 82 banking offices and approximately 900 full-time equivalent associates located in the states of West Virginia, Virginia, eastern Kentucky and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

The principal products produced and services rendered by City National include:

•
Commercial Banking - City National offers a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of business purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. City National also provides deposit services for commercial customers, including treasury management, lockbox and other cash management services. City provides merchant credit card services through an agreement with a third party vendor.

•
Consumer Banking - City National provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposit and individual retirement accounts. In addition, City National provides consumer consumers with installment and real estate loans and lines of credit. City National also offers credit cards through an agreement with a third party vendor.

•
Mortgage Banking - City National provides mortgage banking services, including fixed and adjustable-rate mortgages, construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.

•
Wealth Management and Trust Services - City National offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for commercial and individual customers. These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. City National also provides corporate trust and institutional custody, financial and estate planning and retirement plan services.

On May 31, 2012, the Company acquired 100% of the outstanding common and preferred stock of Virginia Savings Bancorp, Inc. and its wholly owned subsidiary, Virginia Savings Bank (collectively, “VSB”).  As a result of this acquisition, the Company acquired five branches which expanded its footprint into Virginia.  At the time of closing, VSB had total assets of $132 million, loans of $82 million, deposits of $120 million and shareholders’ equity of $11 million.  On January 10, 2013, the Company acquired 100% of the outstanding common and preferred stock of Community Financial Corporation and its wholly owned subsidiary Community Bank (collectively, “Community”).  As a result of this acquisition, the Company acquired eight branches along the I-81 corridor in western Virginia and two branches in Virginia Beach, Virginia.  At the time of closing, Community had total assets of $460 million, loans of $410 million, deposits of $380 million and shareholders’ equity of $53 million. On September 5, 2013, the Company announced the closure of the Lake James branch, which was a branch acquired in conjunction with the Community acquisition.

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2014, approximately 54% of the Company’s loan portfolio was categorized as residential mortgage and home equity-junior lien loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

The Company’s business is not seasonal and has no foreign sources or applications of funds.  There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

The Company’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity-junior lien, consumer loans and demand deposit account ("DDA") overdrafts.

The commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers primarily in small to mid-size industrial and commercial companies. Commercial and industrial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  As of December 31, 2014, the Company reported $132.6 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2014, the Company reported $1.04 billion of loans classified as “Commercial Real Estate.”

The Company diversifies risk within the commercial and industrial and commercial real estate portfolios by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of all larger balance commercial loans by the loan committee prior to approval.

The Company categorizes commercial loans by industry according to the Standard Industry Classification System (SIC) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2014, the Company did not have any industry classification that exceeded 10% of total loans.

     Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans primarily consist of single family 1, 3, 5 and 10 year adjustable rate mortgages with terms that amortize the loans over periods from 15 to 30 years secured by first liens.  In most cases, residential mortgage loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. The Company sells its fixed-rate originations in the secondary market.  The Company's mortgage products do not include sub-prime, interest only or option adjustable rate mortgage products.  As of December 31, 2014, the Company reported $1.29 billion of loans classified as “Residential Real Estate.”

The Company's home equity junior lien loans are underwritten to consumer lending standards, typically with less documentation but lower loan-to-value ratios and include both home equity loans and lines-of-credit. This type of lending, which is secured by a junior lien on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values supported by appraisals at the time the loan or line is granted directly affect the amount of credit extended.  Home equity junior lien loans consist of lines of credit, short-term fixed amortizing loans and adjustable rate loans.  As of December 31, 2014, the Company reported $145.6 million of loans classified as “Home Equity-Junior Lien.”

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines; while adjustable rate loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2014, the Company reported $39.7 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2014, the Company reported $2.8 million of loans classified as “DDA Overdrafts.”

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

Recent Corporate Developments

On January 9, 2015, the Company announced City National sold its insurance operations to The Hilb Group, effective January 1, 2015. As a result of this sale, the Company will recognized a one-time after-tax gain of approximately $5.8 million from this transaction in the first quarter of 2015.

Market Area

City National operates a network of 82 branch offices primarily along the I-64 corridor from Grayson, Kentucky through Lexington, Virginia; and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City's branch network includes 57 offices in West Virginia, 14 offices in Virginia, 8 offices in Kentucky and 3 offices in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Martinsburg (WV).

City National has approximately 11% of the deposit market share in the counties of West Virginia it serves. In Kentucky, City National has approximately 8% of the deposit market share in the counties in which its eight offices serve. In Ohio, City National has approximately 13% of the deposit market share in the county in which its three offices serve.

According to the most recent U.S. Census Bureau estimates, West Virginia’s population was approximately 1.0 million and has increased 1.2% since 2010 in the counties where City National's offices are located.  Similarly, the population in the counties that City National serves in Kentucky decreased 1.1% since 2010 and in Lawrence County, Ohio, where City National's three offices are located, the population has decreased 0.9% since 2010. In Virginia, City National has approximately 10% of the deposit market share along the I-81 corridor in which thirteen offices serve. The population in this area has increased 2.0% since 2010, which is more comparable to the national average increase of approximately 3.3%.

Competition

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Kentucky and Ohio and in Virginia. The majority of the Company’s banking offices are located in the areas of Charleston (WV), Huntington (WV), Beckley (WV), Lewisburg (WV) and Martinsburg (WV) and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposits, credit and trust and investment management customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company and its subsidiaries faces to retain and attract customers.

Regulation and Supervision

Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and regulations and the potential impact of such provisions to which the Company and City National are subject.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund and are not intended to protect the Company’s security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statute and/or regulation.

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

The Company and its subsidiary bank and non-financial subsidiaries are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates are also subject to various collateral requirements. Further, the authority of City National to extend credit to the Company's directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans City National may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts.

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

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that accomplish the following:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which has rule making authority for a wide range of consumer protection laws that apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Change standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Require the OCC to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed . Bank holding companies and banks must also be both well-capitalized and well-managed to maintain their status as financial holding companies;

•
Provide for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increase the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•
Provide for new disclosure and other requirements relating to executive compensation and corporate governance.  These disclosures and requirements apply to all public companies, not just financial institutions;

•	Permanently increase the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;

•	Repeal the federal prohibitions on the payment of interest on demand deposits;

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

On December 10, 2013 the Federal Reserve adopted the final rules implementing the Volcker Rule, which amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. On December 18, 2014, the Federal Reserve Board announced it acted to give banks until July 21, 2016, to conform investments in and relationships with covered funds that were in place prior to December 31, 2013. The Federal Reserve Board also announced its intention to act next year to grant banks an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with such covered funds. On December 18, 2014, the Federal Reserve Board announced it acted to give banks until July 21, 2016, to conform investments in and relationships with covered funds that were in place prior to December 31, 2013. The Federal Reserve Board also announced its intention to act next year to grant banks an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with such covered funds. The Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the business, results of operations and financial condition of the Company.

In 2013, the Consumer Financial Protection Bureau (the "CFPB") issued eight final regulations governing mainly consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule imposes additional requirements on banks, including rules designed to require banks to ensure borrowers' ability to repay their mortgage and took effect January 10, 2014. The same day, the CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth In Lending Act. On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six federal agencies including the CFPB, issued an interagency rule on appraisals for higher-priced mortgage loans. On November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth In Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. The Company has and is continuing to evaluate these integrated mortgage disclosure rules to determine their impact on the Company and City National.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company and City National could require the Company and City National to seek other sources of capital in the future.

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

These capital adequacy guidelines will change over the next several years as the new Basel III rules are implemented. See "Basel III" discussion below.

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

	December 31,
	2014	2013
City Holding:
Tier I Risk-based	13.4%	13.0%
Total	14.2	13.8
Tier I Leverage	9.9	9.8
City National:
Tier I Risk-based	11.9%	11.4%
Total	12.7	12.2
Tier I Leverage	8.8	8.6

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations that are not considered to be advanced approach banks, including City Holding and City National may make a one-time permanent election to continue to exclude these items. City Holding and City National expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's available-for-sale-portfolio.

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

As of December 31, 2014, management believes that City Holding and City National would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

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

At December 31, 2014, City National could pay dividends up to $12.0 million without prior regulatory permission.  No dividends were paid in 2014 that required regulatory approval. During 2014, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures and (3) fund the repurchases of the Company's common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2015.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Corporation paid $11.6 million in prepaid risk-based assessments and during the second quarter of 2013, the remaining balance was refunded back to the Company. FDIC insurance expense totaled $1.6 million, $1.9 million and $1.6 million in 2014, 2013, and 2012, respectively.

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

Executive Officers of the Registrant

At December 31, 2014, the executive officers of the Company were as follows:

Name	Age	Business Experience
Charles R. Hageboeck, Ph.D.	52
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 2005.

Craig G. Stilwell	59
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	64	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004.
David L. Bumgarner	49	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005.
Jeffrey D. Legge	50	Senior Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank since December 2005.

Employees

The Company had 889 full-time equivalent employees at December 31, 2014.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files at the SEC Public Reference Room at 100 F Street, N. E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public at the SEC's website at www.sec.gov.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2014 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	8
	b.	Analysis of Net Interest Earnings	8
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	10

2.	Investment Portfolio
	a.	Book Value of Investments	15
	b.	Maturity Schedule of Investments	16
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	15

3.	Loan Portfolio
	a.	Types of Loans	16
	b.	Maturities and Sensitivity to Changes in Interest Rates	17
	c.	Risk Elements	17
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		20

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	8
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $250,000 or More	22

6.	Return on Equity and Assets		8

7.	Short-term Borrowings		23

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

As a result of the recession, the financial services industry and the securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages but spread to all mortgage and real estate asset classes, to leverage bank loans and to nearly all asset classes, including equities. The global markets experienced increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions and subsequently in companies in a number of other industries and in the broader markets.

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

Shares of the Company’s Common Stock Are Not FDIC Insured

Neither the FDIC nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of your shares in the Company will be based on their market value and may decline.

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

An Economic Slowdown in West Virginia, Virginia, Kentucky and Ohio Could Hurt the Company's Business

Because the Company focuses its business in West Virginia, Virginia, Kentucky and Ohio, an economic slowdown in these states could hurt the Company's business. Many of our markets rely heavily on the coal industry and negative impacts to the coal industry can have broader economic impacts. An economic slowdown could have the following consequences:

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

The Dodd-Frank Act instituted major changes to the bank and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Proposals to change the laws and regulations governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or regulations could materially affect the Company’s business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect the Company.

The Company Is Subject To Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

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

The Company May Be Adversely Affected By The Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2014, the Company’s goodwill and other identifiable intangible assets were approximately $74 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2014. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” The Company's operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company's operations could have an adverse effect on its financial condition and results of operations. In addition, the Company's operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company's computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its using Internet banking services.

Despite efforts to ensure the integrity of our systems, we will not be able to anticipate all security breaches of these types, nor will we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile-payment and other Internet-based product offerings and expand our internal usage of web-based products and applications.

A successful attack to our system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidences in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

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

The Company Relies Heavily on Its Management Team, and the Unexpected Loss of Key Management May Adversely Affect Its Operations

The Company's success to date has been strongly influenced by its ability to attract and to retain senior management experienced in banking in the markets it serves. The Company's ability to retain executive officers and the current management teams will continue to be important to the successful implementation of its strategies. The Company has employment agreements with these key employees in the event of a change of control as well as a confidential information, non-solicitation and non-competition agreement related to its stock options. No other employment agreements exist with key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National owns sixty-three locations and leases nineteen locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations.

City National also owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. This building is currently being marketed for sale.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 25, 2015, there were 2,847 shareholders of record.

	Cash Dividends Per Share	Market Value
		Low	High
2014
Fourth Quarter	$0.40	$41.88	$46.95
Third Quarter	0.40	41.20	46.44
Second Quarter	0.40	41.74	46.43
First Quarter	0.40	42.15	46.69
2013
Fourth Quarter	$0.37	$41.87	$49.21
Third Quarter	0.37	40.04	46.13
Second Quarter	0.37	36.87	40.43
First Quarter	0.37	36.07	40.05

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

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the fourth quarter of 2014:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (a)	or Programs

October 1 - October 31, 2014	128,943	$42.66	128,943	848,765

November 1 - November 30, 2014	47,500	$45.18	47,500	801,265

December 1 - December 31, 2014	17,500	$44.45	17,500	783,765

(a) On September 24, 2014, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this repurchase program.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2014, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	167,554	$36.74	703,085
Plans not approved by shareholders	—	—	—
Total	167,554	$36.74	703,085

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2014, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group ("Peer Group"). The Peer Group consists of twenty banking institutions that (i) are over $2 billion but less than $8 billion in assets, (ii) have a return on average assets and a return on average equity performance ratios greater than 0%, (iii) derive at least fifteen percent of their total revenues from non-interest income, (iv) were not a participant in the TARP program, (v) their loan portfolio is comprised of less than least eighty-five percent commercial loans, (vi) have more than twenty branches, (vii) located in West Virginia, Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia and New York (excluding New York City), excluding: companies in top 5 metro areas

(MSAs), thrifts, thinly traded companies and targets of announced mergers. The trading symbols for such financial institutions include: FCF, WSBC, SSB, TMP, SRCE, STBA, FRME, SASR, UBSH, CTBI, RBCAA, THFF, BNCN, CFNL, FISI, MSFG, METR, FCBC, SYBT and UVSP.  The graph below starts with the year 2009, when the banking industry was at the low point of the recession in regard to earnings and asset quality.  The Company was able to perform well during this period and continues to do so, but was not able to reap the market benefit of a dramatic decline followed by a market recovery. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2009	2010	2011	2012	2013	2014
City Holding Company	100.00	117.00	114.04	122.08	168.36	175.28
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
Peer Group	100.00	132.57	125.11	147.87	211.71	223.69

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2014, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2014, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 11-12 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2014, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 23 through 71 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2014, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 23 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2014, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2014, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2015 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Item 11.Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2015 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2015 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2015 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2015 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Date:	February 27, 2015		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2015. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints Philip L. McLaughlin, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

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
2(a)
Agreement and Plan of Merger, dated November 14, 2011, by and among Virginia Savings Bancorp, Inc., Virginia Savings Bank, F.S.B., City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated November 14, 2011, and filed with the Securities and Exchange Commission on November 14, 2011).

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

10(p)
Form of Change of Control Agreement, dated February 6, 2006, by and between City Holding Company and Jeffrey D. Legge (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2013 with the Securities and Exchange Commission).

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