Form 10-Q
period 2015-03-31
CITY HOLDING CO
filed 2015-05-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2015
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
Common stock, $2.50 Par Value – 15,214,374 shares as of May 6, 2015.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (14) the impact of new minimum capital thresholds established as a part of the implementation of Basel III; and (15) other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risk factors included in the disclosures under the heading “ITEM 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made. Further, the Company is required to evaluate subsequent events through the filing of its March 31, 2015 Form 10-Q. The Company will continue to evaluate the impact of any subsequent events on the preliminary March 31, 2015 results and will adjust the amounts if necessary.

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	March 31, 2015	December 31, 2014
	(Unaudited)

Cash and due from banks	$235,004	$138,503
Interest-bearing deposits in depository institutions	10,106	9,725
Cash and Cash Equivalents	245,110	148,228

Investment securities available for sale, at fair value	273,856	254,043
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2015 and December 31, 2014, - $91,117 and $94,191, respectively)	87,455	90,786
Other securities	9,857	9,857
Total Investment Securities	371,168	354,686

Gross loans	2,632,471	2,652,066
Allowance for loan losses	(20,179)	(20,150)
Net Loans	2,612,292	2,631,916

Bank owned life insurance	95,880	95,116
Premises and equipment, net	76,910	77,988
Accrued interest receivable	7,752	6,826
Net deferred tax asset	35,335	36,766
Goodwill and other intangible assets, net	70,964	74,198
Other assets	37,674	35,909
Total Assets	$3,553,085	$3,461,633
Liabilities
Deposits:
Noninterest-bearing	$551,596	$545,465
Interest-bearing:
Demand deposits	654,832	639,932
Savings deposits	722,324	660,727
Time deposits	1,013,630	1,026,663
Total Deposits	2,942,382	2,872,787

Short-term borrowings	132,588	134,931
Long-term debt	16,495	16,495
Other liabilities	56,545	46,567
Total Liabilities	3,148,010	3,070,780

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2015 and December 31, 2014, less 3,285,958 and 3,345,590 shares in treasury, respectively	46,249	46,249

Capital surplus	106,397	107,370
Retained earnings	373,812	362,211
Cost of common stock in treasury	(118,130)	(120,818)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available-for-sale	2,096	1,190
Underfunded pension liability	(5,349)	(5,349)
Total Accumulated Other Comprehensive Loss	(3,253)	(4,159)
Total Shareholders’ Equity	405,075	390,853
Total Liabilities and Shareholders’ Equity	$3,553,085	$3,461,633

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2015	2014

Interest and fees on loans	$29,388	$29,734
Interest and dividends on investment securities:
Taxable	2,712	3,003
Tax-exempt	264	281
Total Interest Income	32,364	33,018

Interest Expense
Interest on deposits	2,741	2,753
Interest on short-term borrowings	82	75
Interest on long-term debt	150	150
Total Interest Expense	2,973	2,978
Net Interest Income	29,391	30,040
Provision for loan losses	888	1,363
Net Interest Income After Provision for Loan Losses	28,503	28,677

Non-interest Income
Gains on sale of investment securities	14	83
Service charges	5,927	6,160
Bankcard revenue	4,074	3,685
Insurance commissions	—	2,025
Trust and investment management fee income	1,200	1,037
Bank owned life insurance	764	756
Gain on sale of insurance division	11,084	—
Other income	958	559
Total Non-interest Income	24,021	14,305

Non-interest Expense
Salaries and employee benefits	12,179	13,139
Occupancy and equipment	2,590	2,615
Depreciation	1,511	1,478
FDIC insurance expense	450	410
Advertising	704	824
Bankcard expenses	818	806
Postage, delivery, and statement mailings	561	575
Office supplies	346	410
Legal and professional fees	567	409
Telecommunications	475	338
Repossessed asset losses, net of expenses	220	379
Other expenses	2,744	1,993
Total Non-interest Expense	23,165	23,376
Income Before Income Taxes	29,359	19,606
Income tax expense	11,367	5,803
Net Income Available to Common Shareholders	$17,992	$13,803

Total comprehensive income	$18,898	$14,579

Average common shares outstanding	15,067	15,631
Effect of dilutive securities:
Employee stock awards and warrant outstanding	82	165
Shares for diluted earnings per share	15,149	15,796

Basic earnings per common share	$1.18	$0.87
Diluted earnings per common share	$1.17	$0.86
Dividends declared per common share	$0.42	$0.40

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$17,992	$13,803

Unrealized gains (losses) on available-for-sale securities arising during the period	1,450	1,313
Reclassification adjustment for gains	(14)	(83)
Other comprehensive income (loss) before income taxes	1,436	1,230
Tax effect	(530)	(454)
Other comprehensive income (loss), net of tax	906	776

Comprehensive income, net of tax	$18,898	$14,579

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2015 and 2014
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$46,249	$107,596	$333,970	$(95,202)	(4,990)	$387,623
Net income			13,803			13,803
Other comprehensive loss					776	776
Cash dividends declared ($0.40 per share)			(6,287)			(6,287)
Stock-based compensation expense, net		(746)		1,318		572
Exercise of 7,000 stock options		(107)		306		199
Purchase of 68,145 treasury shares				(2,936)		(2,936)
Balance at March 31, 2014	$46,249	$106,743	$341,486	$(96,514)	$(4,214)	$393,750

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	46,249	$107,370	$362,211	(120,818)	$(4,159)	$390,853
Net income			17,992			17,992
Other comprehensive income					906	906
Cash dividends declared ($0.42 per share)			(6,391)			(6,391)
Stock-based compensation expense, net		(679)		1,419		740
Exercise of 28,500 stock options		(294)		1,269		975
Balance at March 31, 2015	46,249	$106,397	$373,812	(118,130)	$(3,253)	$405,075

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2015	2014
Net income	$17,992	$13,803
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	(1,922)	(1,634)
Provision for loan losses	888	1,363
Depreciation of premises and equipment	1,511	1,478
Deferred income tax expense	964	752
Net periodic employee benefit cost	200	179
Realized investment securities gains	(14)	(83)
Stock-compensation expense	740	572
Increase in value of bank-owned life insurance	(764)	(756)
Loans originated for sale	(4,184)	(940)
Proceeds from the sale of loans originated for sale	3,637	1,672
Gain on sale of loans	(58)	(49)
Gain on sale of insurance division	(11,084)	—
Change in accrued interest receivable	(926)	(977)
Change in other assets	(1,824)	(3,629)
Change in other liabilities	8,343	(5,240)
Net Cash Provided by Operating Activities	13,499	6,511

Proceeds from sales of securities available-for-sale	—	129
Proceeds from maturities and calls of securities available-for-sale	16,172	13,885
Proceeds from maturities and calls of securities held-to-maturity	3,336	—
Purchases of securities available-for-sale	(34,857)	(10,262)
Purchases of securities held-to-maturity	—	(10,226)
Net increase in loans	21,622	49,511
Purchases of premises and equipment	(472)	(356)
Proceeds from sale of insurance division	15,250	—
Net Cash Provided by Investing Activities	21,051	42,681

Net increase in noninterest-bearing deposits	6,131	17,178
Net increase in interest-bearing deposits	63,635	27,430
Net increase in short-term borrowings	(2,343)	(15,885)
Purchases of treasury stock	—	(2,936)
Proceeds from exercise of stock options, net of tax benefit	973	199
Dividends paid	(6,064)	(5,827)
Net Cash Provided by Financing Activities	62,332	20,159
Increase in Cash and Cash Equivalents	96,882	69,351
Cash and cash equivalents at beginning of period	148,228	85,876
Cash and Cash Equivalents at End of Period	$245,110	$155,227

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, “the Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for three months ended March 31, 2015 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2015. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements included in the Company’s 2014 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2014 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B - Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." This ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The ASU also requires reporting entities to disclose information that enable users of its financial statements to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-01 did not have a material impact on the Company's financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. Additionally, the amendments require interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-04 did not have a material impact on the Company's financial statements.

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" This ASU changes the requirements for reporting discontinued operations. A disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations when certain criteria are met. Additional disclosures are also required for disposals that meet the criteria to be reported in discontinued operations. The Company elected to early adopt this ASU for the year ended December
31, 2014 relating to the sale of CityInsurance. The adoption of ASU 2014-08 did not have a material impact on the
Company's financial statements.

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

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures". The amendments in this update require two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counter-party, which will result in secured borrowing accounting for the repurchase agreement. This update also requires certain disclosures for these types of transactions. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-11 did not have a material impact on the Company's financial statements.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-14 did not have a material impact on the Company's financial statements.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis". ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2015-05 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1,713	$2	$—	$1,715	$1,816	$11	$—	$1,827
Obligations of states and
political subdivisions	38,147	772	5	38,914	41,382	722	8	42,096
Mortgage-backed securities:
U.S. government agencies	207,754	3,767	1,306	210,215	185,831	3,470	1,973	187,328
Private label	1,551	7	5	1,553	1,700	8	4	1,704
Trust preferred
securities	9,704	475	1,234	8,945	9,763	425	1,152	9,036
Corporate securities	7,811	162	513	7,460	7,806	204	693	7,317
Total Debt Securities	266,680	5,185	3,063	268,802	248,298	4,840	3,830	249,308
Marketable equity securities	2,131	1,388	—	3,519	2,131	1,082	—	3,213
Investment funds	1,525	10	—	1,535	1,525	—	3	1,522
Total Securities
Available-for-Sale	$270,336	$6,583	$3,063	$273,856	$251,954	$5,922	$3,833	$254,043

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Mortgage-backed securities
US government agencies	$83,526	$2,968	$—	$86,494	$86,742	$2,733	$—	$89,475
Trust preferred securities	3,929	694	—	4,623	4,044	672	—	4,716
Total Securities
Held-to-Maturity	$87,455	$3,662	$—	$91,117	$90,786	$3,405	$—	$94,191

Other investment securities:
Non-marketable equity securities	$9,857	$—	$—	$9,857	$9,857	$—	$—	$9,857
Total Other Investment
Securities	$9,857	$—	$—	$9,857	$9,857	$—	$—	$9,857

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

	March 31, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$694	$—	$125	$5	$819	$5
Mortgage-backed securities:
U.S. Government agencies	7,993	8	39,724	1,298	47,717	1,306
Private label	1,171	5	—	—	1,171	5
Trust preferred securities	—	—	4,681	1,234	4,681	1,234
Corporate securities	—	—	4,235	513	4,235	513
Total	$9,858	$13	$48,765	$3,050	$58,623	$3,063

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$1,559	$3	$125	$5	$1,684	$8
Mortgage-backed securities:
U.S. Government agencies	—	—	60,122	1,973	60,122	1,973
Private label	1,277	4	—	—	1,277	4
Trust preferred securities	—	—	4,760	1,152	4,760	1,152
Corporate securities	—	—	4,049	693	4,049	693
Investment funds	$—	$—	$1,496	$3	1,496	3
Total	$2,836	$7	$70,552	$3,826	$73,388	$3,833

Marketable equity securities consist of investments made by the Company in equity positions of various regional community bank holding companies, with ownership positions ranging from nominal to a 4% ownership position in First National Corporation (FXNC).
During the three months ended March 31, 2015 and 2014, the Company had no credit-related net investment impairment losses. Also, for the year ended December 31, 2014, the Company had no credit-related net investment impairment losses.
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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2015, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of March 31, 2015, management believes the

unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period of the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At March 31, 2015, the book value of the Company’s five pooled trust preferred securities totaled $0.5 million with an estimated fair value of $1.7 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities”.  There is a risk that collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the three months ended March 31, 2015 and for the year ended December 31, 2014 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2014	$21,186	$4,698	$25,884
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	(3,114)	(3,114)
Balance at December 31, 2014	21,186	1,584	22,770
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Sold	—	—	—
Balance at March 31, 2015	$21,186	$1,584	$22,770

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of March 31, 2015 (dollars in thousands):

Deal Name	Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (3)
	Pooled trust preferred securities:
	Other-than-temporarily impaired
	Available for Sale:
P1	Pooled	Mezz	$633	$16	$311	295	Caa1	5	14.5%	19.0%	(2)	74.5%
P2	Pooled	Mezz	2,535	—	—	—	Ca	3	22.3%	—%	(2)	—%
P3	Pooled	Mezz	2,962	1,419	756	(663)	Caa3	17	21.8%	7.1%	(2)	—%
P5	Pooled	Mezz	6,015	512	664	152	C	7	15.3%	19.0%	(2)	39.9%
	Held to Maturity:
P6	Pooled	Mezz	1,225	47	622	575	Caa1	5	14.5%	19.0%	(2)	74.5%
P7	Pooled	Mezz	3,367	—	—	—	Ca	3	22.3%	—%	(2)	—%
	Single issuer trust preferred securities
	Available for sale:
S5	Single		261	235	249	14	NR	1	—%	—%
	Held to Maturity:
S9	Single		4,000	4,000	4,000	—	NR	1	—%	—%

(1)
The differences noted consist of unrealized gains (losses) recorded at March 31, 2015 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$4,717	$4,732
Due after one year through five years	14,609	15,068
Due after five years through ten years	29,106	29,826
Due after ten years	218,248	219,176
	$266,680	$268,802
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	87,455	91,117
	$87,455	$91,117

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold.

	Three Months Ended
	March 31,
	2015	2014

Gross realized gains	$14	$83
Gross realized losses	—	—
Net investment security gains	$14	$83

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $267 million and $273 million at March 31, 2015 and December 31, 2014, respectively.

Statement of Cash Flows - Investing Activities - Supplemental Information

During the first quarter of 2014, the Company transferred certain securities from available-for-sale to held-to-maturity. The non-cash transfers of securities into the held-to-maturity categories from available-for-sale were made at fair value on the date of the transfer. The securities had an aggregate fair value of $83.4 million on the date of transfer.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2015	December 31, 2014
Residential real estate	$1,303,258	$1,294,576
Home equity – junior liens	143,670	145,604
Commercial and industrial	124,342	132,641
Commercial real estate	1,019,562	1,036,738
Consumer	38,436	39,705
DDA overdrafts	3,203	2,802
Gross loans	2,632,471	2,652,066
Allowance for loan losses	(20,179)	(20,150)
Net loans	$2,612,292	$2,631,916

Construction loans of $17.5 million and $23.0 million are included within residential real estate loans at March 31, 2015 and December 31, 2014, respectively.  Construction loans of $30.6 million and $28.7 million are included within commercial real estate loans at March 31, 2015 and December 31, 2014, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings") and Community Financial Corporation ("Community") acquisitions (in thousands):

	Virginia
	Savings	Community	Total
March 31, 2015
Outstanding loan balance	$37,270	$217,603	$254,873

Credit-impaired loans:
Carrying value	1,979	14,627	16,606
Contractual principal and interest	2,419	20,189	22,608

December 31, 2014
Outstanding loan balance	$38,345	$219,923	$258,268

Credit-impaired loans:
Carrying value	1,964	15,365	17,329
Contractual principal and interest	2,407	23,277	25,684

Changes in the accretable yield of the credit-impaired loans for the three months ended March 31, 2015 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$428	$1,964	$9,906	$15,365	$10,334	$17,329
Accretion	(58)	58	(669)	669	(727)	727
Net reclassifications to accretable yield from
non-accretable yield	—	—	—	—	—	—
Payments received, net	—	(43)	—	(860)	—	(903)
Disposals	—	—	(461)	(547)	(461)	(547)
Balance at the end of period	$370	$1,979	$8,776	$14,627	$9,146	$16,606

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2015 and 2014 (in thousands).  The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2015 and December 31, 2014 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Three months ended March 31, 2015
Allowance for loan loss
Beginning balance	$1,582	$8,921	$7,208	$1,495	$85	$859	$20,150
Charge-offs	94	337	257	91	74	311	1,164
Recoveries	18	8	10	—	28	241	305
Provision	(624)	1,073	(60)	180	140	(67)	642
Provision for acquired loans	246	—	—	—	—	—	246
Ending balance	$1,128	$9,665	$6,901	$1,584	$179	$722	$20,179

Three months ended March 31, 2014
Allowance for loan loss
Beginning balance	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575
Charge-offs	4	382	427	108	84	341	1,346
Recoveries	63	30	24	—	76	259	452
Provision	(123)	837	756	(103)	5	3	1,375

Provision for acquired loans	(12)	—	—	—	—	—	(12)
Ending balance	$1,063	$11,260	$6,410	$1,461	$74	$776	$21,044

As of March 31, 2015
Allowance for loan loss
Evaluated for impairment:
Individually	$1,105	$238	$—	$—	$—	$—	$1,343
Collectively	18	8,910	6,835	1,584	179	722	18,248
Acquired with deteriorated
credit quality	5	517	66	—	—	—	588
Total	$1,128	$9,665	$6,901	$1,584	$179	$722	$20,179

Loans
Evaluated for impairment:
Individually	$2,859	$5,961	$446	$296	$—	$—	$9,562
Collectively	121,132	999,623	1,302,435	141,615	38,295	3,203	2,606,303
Acquired with deteriorated
credit quality	351	13,978	377	1,759	141	—	16,606
Total	$124,342	$1,019,562	$1,303,258	$143,670	$38,436	$3,203	$2,632,471

As of December 31, 2014
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$252	$—	$—	$—	$—	$252
Collectively	1,540	7,898	7,208	1,429	85	859	19,019
Acquired with deteriorated
credit quality	42	771	—	66	—	—	879
Total	$1,582	$8,921	$7,208	$1,495	$85	$859	$20,150

Loans
Evaluated for impairment:
Individually	$—	$6,023	$449	$297	$—	$—	$6,769
Collectively	131,955	1,017,148	1,293,748	142,743	39,572	2,802	2,627,968
Acquired with deteriorated
credit quality	686	13,567	379	2,564	133	—	17,329
Total	$132,641	$1,036,738	$1,294,576	$145,604	$39,705	$2,802	$2,652,066

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

The following table presents loans by the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
March 31, 2015
Pass	$112,978	$957,139	$1,070,117
Special mention	980	25,035	26,015
Substandard	10,384	37,343	47,727
Doubtful	—	45	45
Total	$124,342	$1,019,562	$1,143,904

December 31, 2014
Pass	$120,905	$978,492	$1,099,397
Special mention	761	15,103	15,864
Substandard	10,575	42,691	53,266
Doubtful	400	452	852
Total	$132,641	$1,036,738	$1,169,379

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
March 31, 2015
Residential real estate	$1,300,714	$2,544	$1,303,258
Home equity - junior lien	143,577	93	143,670
Consumer	38,344	92	38,436
DDA overdrafts	3,203	—	3,203
Total	$1,485,838	$2,729	$1,488,567

December 31, 2014
Residential real estate	$1,292,012	$2,564	$1,294,576
Home equity - junior lien	145,506	98	145,604
Consumer	39,692	13	39,705
DDA overdrafts	2,802	—	2,802
Total	$1,480,012	$2,675	$1,482,687

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of March 31, 2015 and December 31, 2014 (in thousands):

	Originated Loans
	March 31, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,211,870	$3,876	$371	$79	$—	$2,213	$1,218,409
Home equity - junior lien	140,763	471	71	1	—	92	141,398
Commercial and industrial	109,661	113	—	—	—	2,924	112,698
Commercial real estate	862,315	299	—	—	—	6,589	869,203
Consumer	32,565	44	—	78	—	—	32,687
DDA overdrafts	2,988	212	3	—	—	—	3,203
Total	$2,360,162	$5,015	$445	$158	$—	$11,818	$2,377,598

	Acquired Loans
	March 31, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$82,971	$1,400	$226	$166	$—	$86	$84,849
Home equity - junior lien	2,186	86	—	—	—	—	2,272
Commercial and industrial	10,732	445	—	45	—	422	11,644
Commercial real estate	144,484	635	—	—	1,383	3,857	150,359
Consumer	5,599	120	16	14	—	—	5,749
DDA overdrafts	—	—	—	—	—	—	—
Total	$245,972	$2,686	$242	$225	$1,383	$4,365	$254,873

	Total Loans
	March 31, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,294,841	$5,276	$597	$245	$—	$2,299	$1,303,258
Home equity - junior lien	142,949	557	71	1	—	92	143,670
Commercial and industrial	120,393	558	—	45	—	3,346	124,342
Commercial real estate	1,006,799	934	—	—	1,383	10,446	1,019,562
Consumer	38,164	164	16	92	—	—	38,436
DDA overdrafts	2,988	212	3	—	—	—	3,203
Total	$2,606,134	$7,701	$687	$383	$1,383	$16,183	$2,632,471

	Originated Loans
	December 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,200,177	$4,235	$758	$169	$—	$2,259	$1,207,598
Home equity - junior lien	142,624	561	155	30	—	68	143,438
Commercial and industrial	120,950	100	—	210	—	78	121,338
Commercial real estate	877,437	479	—	—	—	7,330	885,246
Consumer	33,178	119	78	1	—	—	33,376
DDA overdrafts	2,483	317	2	—	—	—	2,802
Total	$2,376,849	$5,811	$993	$410	$—	$9,735	$2,393,798

	Acquired Loans
	December 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$86,129	$714	$—	$—	$—	$135	$86,978
Home equity - junior lien	2,164	2	—	—	—	—	2,166
Commercial and industrial	10,123	143	—	—	—	1,037	11,303
Commercial real estate	144,721	892	210	—	1,270	4,399	151,492
Consumer	6,108	172	36	13	—	—	6,329
DDA overdrafts	—	—	—	—	—	—	—
Total	$249,245	$1,923	$246	$13	$1,270	$5,571	$258,268

	Total Loans
	December 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,286,306	$4,949	$758	$169	$—	$2,394	$1,294,576
Home equity - junior lien	144,788	563	155	30	—	68	145,604
Commercial and industrial	131,073	243	—	210	—	1,115	132,641
Commercial real estate	1,022,158	1,371	210	—	1,270	11,729	1,036,738
Consumer	39,286	291	114	14	—	—	39,705
DDA overdrafts	2,483	317	2	—	—	—	2,802
Total	$2,626,094	$7,734	$1,239	$423	$1,270	$15,306	$2,652,066

The following table presents the Company’s impaired loans, by class, as of March 31, 2015 and December 31, 2014 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$446	$446	$—	$449	$449	$—
Home equity - junior liens	296	296	—	297	297	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	4,594	5,033	—	4,631	4,631	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$5,336	$5,775	$—	$5,377	$5,377	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	2,859	2,859	1,105	—	—	—
Commercial real estate	1,367	4,296	238	1,392	1,392	252
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$4,226	$7,155	$1,343	$1,392	$1,392	$252

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the three months ended
	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$446	$—	$456	$—
Home equity - junior liens	296	—	297	—
Commercial and industrial	—	—	—	—
Commercial real estate	4,612	5	8,815	5
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$5,354	$5	$9,568	$5

With an allowance recorded
Residential real estate	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—
Commercial and industrial	2,859	—	—	—
Commercial real estate	1,383	10	2,706	30
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$4,242	$10	$2,706	$30

     Approximately $0.2 million and $0.1 million of interest income would have been recognized during the three months ended March 31, 2015 and 2014, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2015.

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

The following tables set forth the Company’s TDRs (in thousands):

	March 31, 2015			December 31, 2014
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$70	$—	$70	$73	$—	$73
Commercial real estate	1,894	—	1,894	2,263	—	2,263
Residential real estate	18,451	616	19,067	17,946	545	18,491
Home equity	2,726	15	2,741	2,673	15	2,688
Consumer	—	—	—	—	—	—
	$23,141	$631	$23,772	$22,955	$560	$23,515

	New TDRs			New TDRs
	For the three months ended			For the nine months ended
	March 31, 2015			March 31, 2014
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	17	1,405	1,405	7	351	351
Home equity	7	187	187	4	116	116
Consumer	—	—	—	—	—	—
	24	$1,592	$1,592	11	$467	$467

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.77% and 3.74%, respectively	$16,495	$16,495

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

Note G – Derivative Instruments

As of March 31, 2015 and December 31, 2014, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. The Company also has an interest rate swap for the purpose of hedging changes in LIBOR related to commercial real estate loans. The fair value of this interest rate swap is $0.1 million with a notional value of $5.4 million at March 31, 2015 and the fair value is less than $0.1 million with a notional value of $5.5 million at December 31, 2014.

The following table summarizes the fair value of these derivative instruments (in thousands):

Fair Value:	March 31, 2015	December 31, 2014

Other Assets	$11,932	$10,253
Other Liabilities	11,932	10,253

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2015	2014
Change in Fair Value:
Other income - derivative asset	$2,882	$2,054
Other income - derivative liability	(2,882)	(2,054)

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2015 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative assets:
Interest rate swap agreements	$11,932	$—	$11,932	$—	$11,932	$11,932	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Derivative liabilities:
Interest rate swap agreements	$11,932	$—	$11,932	$—	$17,844	$17,844	$—

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of March 31, 2015, under the 2003 Plan and 2013 Plan, 438,515 stock options had been awarded and 239,796 restricted stock awards had been awarded, respectively.

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

Certain stock options and restricted stock awards have performance-based vesting requirements. These shares will vest in three separate annual installments of approximately 33.33% per installment on the third, fourth and fifth anniversaries of the grant date, subject further to performance-based vesting requirements. The performance-based vesting requirements are as follows:

* First Installment – the mean return on average assets of the Company (excluding merger and acquisition expenses and other nonrecurring items as determined by the Board of Directors of the Company) of the three years immediately prior to the vesting date is equal to or exceeds the median return on average assets over the 20 year period immediately preceding the vesting date of all FDIC insured depository institutions.

* Second Installment – the mean return on average assets of the Company (excluding merger and acquisition expenses and other nonrecurring items as determined by the Board of Directors of the Company) of the four years immediately prior to the vesting date is equal to or exceeds the median return on average assets over the 20 year period immediately preceding the vesting date of all FDIC insured depository institutions.

* Third Installment – the mean return on average assets of the Company (excluding merger and acquisition expenses and other nonrecurring items as determined by the Board of Directors of the Company) of the five years immediately prior to the vesting date is equal to or exceeds the median return on average assets over the 20 year period immediately preceding the vesting date of all FDIC insured depository institutions.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2015		2014
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	167,554	$36.74	173,601	$35.26
Granted	12,961	46.41	13,953	44.43
Exercised	(28,500)	34.40	(7,000)	28.39
Forfeited	—	—	—	—
Outstanding at March 31	152,015	$38.01	180,554	$36.23

Additional information regarding stock options outstanding and exercisable at March 31, 2015, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
25.00 - 29.99	2,250	28.54	2.2	$40	2,250	$28.54	2.2	$40
30.00 - 34.99	24,000	31.76	4.0	355	24,000	31.76	4.0	355
35.00 - 39.99	90,351	37.44	4.6	822	42,000	39.04	1.8	315
40.00 - 44.99	22,453	43.09	6.7	77	8,500	40.88	3.0	48
45.00 - 50.00	12,961	46.41	9.9	2	—	—	0.0	—
	152,015			$1,296	76,750			$758

Proceeds from stock option exercises were $1.0 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2015 and 2014 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.3 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense was less than $0.1 million and less than $0.1 million for the three month periods ended March 31, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to stock options approximated $0.6 million at March 31, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.6 years.

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.95%	2.42%
Expected dividend yield	3.50%	3.60%
Volatility factor	45.40%	48.75%
Expected life of option	7.0 years	8.0 years

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to non-

vested restricted shares was $3.7 million at March 31, 2015. At March 31, 2015, this unrecognized expense is expected to be recognized over 3.6 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2015		2014
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	163,431		142,469
Granted	23,640	$46.29	24,262	$44.47
Forfeited/Vested	(9,950)		(6,200)
Outstanding at March 31	177,121		160,531

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.2 million for both the three month periods ended March 31, 2015 and 2014.

The Company maintains two frozen defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Company made contributions of approximately $0.1 million and $0.1 million to the Defined Benefit Plans during each of the three months ended March 31, 2015 and 2014, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended March 31,
	2015	2014
Components of net periodic cost:
Interest cost	$261	$217
Expected return on plan assets	(288)	(276)
Net amortization and deferral	227	238
Net Periodic Pension Cost	$200	$179

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

	March 31, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$177,034	$175,312
Commercial real estate	47,275	50,298
Other commitments	154,050	145,283
Standby letters of credit	4,727	4,592
Commercial letters of credit	1,941	1,991

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

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2013	$(2,880)	$(2,110)	$(4,990)

Other comprehensive income before reclassifications	—	828	828
Amounts reclassified from other comprehensive loss	—	(52)	(52)
	—	776	776

Balance at March 31, 2014	$(2,880)	$(1,334)	$(4,214)

Balance at December 31, 2014	$(5,349)	$1,190	$(4,159)

Other comprehensive income before reclassifications	—	915	915
Amounts reclassified from other comprehensive loss	—	(9)	(9)
	—	906	906

Balance at March 31, 2015	$(5,349)	$2,096	$(3,253)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Affected line item
	March 31,		in the Statements
	2015	2014	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(14)	$(83)	Security gains (losses)
Related income tax expense	5	31	Income tax expense
Net effect on accumulated other comprehensive loss	$(9)	$(52)

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Distributed earnings allocated to common stock	$6,315	$6,224
Undistributed earnings allocated to common stock	11,468	7,438
Net earnings allocated to common shareholders	$17,783	$13,662

Average shares outstanding	15,067	15,631
Effect of dilutive securities:
Warrant outstanding	62	62
Employee stock awards	20	103
Shares for diluted earnings per share	15,149	15,796

Basic earnings per share	$1.18	$0.87
Diluted earnings per share	$1.17	$0.86

During the first quarter of 2015 and first quarter of 2014, there were no anti-dilutive options outstanding.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2015.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three months ended March 31, 2015.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2015
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1,715	$—	$1,715	$—
Obligations of states and political subdivisions	38,914	—	38,914	—
Mortgage-backed securities:
U.S. Government agencies	210,215	—	210,215	—
Private label	1,553	—	1,553	—
Trust preferred securities	8,945	—	6,965	1,980
Corporate securities	7,460	—	7,460	—
Marketable equity securities	3,519	3,519	—	—
Investment funds	1,535	1,535	—	—
Derivative assets	11,932	—	11,932	—
Financial Liabilities
Derivative liabilities	11,932	—	11,932	—

Nonrecurring fair value measurements
Impaired loans	$8,219	$—	$—	$8,219	$(1,105)
Other real estate owned	8,771	—	—	8,771	(57)

December 31, 2014
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1,827	$—	$1,827	$—
Obligations of states and political subdivisions	42,096	—	42,096	—
Mortgage-backed securities:
U.S. Government agencies	187,328	—	187,328	—
Private label	1,704	—	1,704	—
Trust preferred securities	9,036	—	7,165	1,871
Corporate securities	7,317	—	7,317	—
Marketable equity securities	3,213	3,213	—	—
Investment funds	1,522	1,522	—	—
Derivative assets	10,253	—	10,253	—
Financial Liabilities
Derivative liabilities	10,253	—	10,253	—

Nonrecurring fair value measurements
Impaired loans	$6,517	$—	$—	$6,517	$(153)
Other real estate owned	$8,179	$—	$—	$8,179	$(464)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$1,871	$3,887
Impairment losses on investment securities	—	—
Included in other comprehensive income	109	(2,121)
Dispositions	—	—
Transfers into Level 3	—	—
Ending Balance	$1,980	$1,766

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2015 and 2014, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2015 and 2014, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three months ended March 31,
	2015	2014

Beginning balance	$6,517	$11,714

Loans classified as impaired during the period	2,859	—
Specific valuation allowance allocations	(1,105)	—
	1,754	—

(Additional) reduction in specific valuation allowance allocations	14	369

Paydowns, payoffs, other activity	(66)	(894)

Ending balance	$8,219	$11,189

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,
	2015	2014

Beginning balance	$8,179	$8,470

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,159	1,907
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	1,159	1,907

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	211	1,930
Fair value	154	1,739
Write-downs included in other non-interest expense	(57)	(191)

Disposed	(510)	(649)

Ending balance	$8,771	$9,537

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Cash and cash equivalents	$245,110	$245,110	$245,110	$—	$—
Securities available-for-sale	273,856	273,856	5,054	266,822	1,980
Securities held-to-maturity	87,455	91,117	—	91,117	—
Other securities	9,857	9,857	—	9,857	—
Net loans	2,612,292	2,629,169	—	—	2,629,169
Accrued interest receivable	7,752	7,752	7,752	—	—
Derivative assets	11,932	11,932	—	11,932	—

Liabilities:
Deposits	2,942,382	2,950,743	1,928,752	1,021,991	—
Short-term debt	132,588	132,306	—	132,306	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	11,932	11,932	—	11,932	—

December 31, 2014
Assets:
Cash and cash equivalents	148,228	148,228	148,228	—	—
Securities available-for-sale	254,043	254,043	4,735	247,437	1,871
Securities held-to-maturity	90,786	94,191	—	94,191	—
Other securities	9,857	9,857	—	9,857	—
Net loans	2,631,916	2,638,911	—	—	2,638,911
Accrued interest receivable	6,826	6,826	6,826	—	—
Derivative assets	10,253	10,253	—	10,253	—

Liabilities:
Deposits	2,872,787	2,879,126	1,846,124	1,033,002	—
Short-term debt	134,931	134,934	—	134,934	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	10,253	10,253	—	10,253	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2014 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2014 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes, other-than-temporary impairment on investment securities and purchased credit-impaired loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that (i) the declines in fair value are temporary, driven by fluctuations in the interest rate environment and not due to the creditworthiness of the issuers, (ii) the Company does not have the intent to sell any of the securities classified as available for sale, and (iii) it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three months ended March 31, 2015 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

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

Financial Summary

Three months ended March 31, 2015 vs. 2014

The Company reported consolidated net income of $18.0 million, or $1.17 per diluted common share, for the three months ended March 31, 2015, compared to $13.8 million, or $0.86 per diluted common share, for the three months ended March 31, 2014. Return on average assets (“ROA”) was 2.04% and return on average equity (“ROE”) was 17.8% for the three months ended March 31, 2015 compared to 1.63% and 14.0%, respectively, for the three months ended March 31, 2014.

The Company’s net interest income for the first three months of 2015 decreased $0.6 million compared to the first three months of 2014 (see Net Interest Income). The Company recorded a provision for loan losses of $0.9 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $9.7 million.  Non-interest expenses for the three months ended March 31, 2015 decreased $0.2 million from the three months ended March 31, 2014.

Net Interest Income

Three months ended March 31, 2015 vs. 2014
The Company’s tax equivalent net interest income decreased $0.7 million, or 2.2%, from $30.2 million for the three months ended March 31, 2014 to $29.5 million for the three months ended March 31, 2015. The Company’s reported net interest margin decreased from 4.15% for the three months ended March 31, 2014 to 3.99% for the three months ended March 31, 2015. Accretion was $2.2 million for the three months ended March 31, 2014 and $2.5 million for the three months ended March 31, 2015. The Company’s tax equivalent net interest income excluding accretion decreased $1.0 million, or 3.4%, from $28.0 million for the three months ended March 31, 2014 to $27.1 million for the three months ended March 31, 2015. This is due to a decrease in interest income from commercial loans as a result of a continued competitive lending environment coupled with lower yields on taxable investments. Excluding the favorable impact of the accretion, the net interest margin for the three months ended March 31, 2015 and 2014 would have been 3.66% and 3.85%, respectively.
The following schedule presents the actual and estimated future accretion on net interest income as a result of the Company's acquisitions (in thousands). The amounts in the table below require management to make significant assumptions based on estimated future default, prepayment and discount rates. Actual performance could be significantly different from that assumed, which could result in actual results being materially different than those estimated below.

	Virginia Savings		Community
Year Ended	Loan Accretion	Certificates of Deposit	Loan Accretion	Certificates of Deposit	Total

1Q 2015	123	129	2,158	40	2,450
Remainder 2015 (estimated)	336	388	1,734	120	2,578
2016 (estimated)	276	497	1,480	48	2,301
2017 (estimated)	154	—	1,070	—	1,224

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended March 31,
	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,436,720	$14,201	4.01%	$1,350,556	$13,746	4.13%
Commercial, financial, and agriculture(2)	1,149,798	13,586	4.79	1,167,606	14,236	4.94
Installment loans to individuals(2),(3)	49,882	1,150	9.35	52,557	1,179	9.10
Previously securitized loans(4)	***	451	***	***	574	***
Total loans	2,636,400	29,388	4.52	2,570,719	29,735	4.69
Securities:
Taxable	327,185	2,712	3.36	345,982	3,003	3.52
Tax-exempt(5)	28,477	406	5.78	27,506	433	6.38
Total securities	355,662	3,118	3.56	373,488	3,436	3.73
Deposits in depository institutions	8,968	—	—	8,831	—	—
Total interest-earning assets	3,001,030	32,506	4.39	2,953,038	33,171	4.56
Cash and due from banks	222,409			125,221
Bank premises and equipment	77,638			82,214
Other assets	244,686			246,091
Less: allowance for loan losses	(20,658)			(21,221)
Total assets	$3,525,105			$3,385,343
Liabilities
Interest-bearing demand deposits	$636,810	$132	0.08%	$611,797	$176	0.12%
Savings deposits	694,700	181	0.11	618,412	207	0.14
Time deposits(2)	1,021,474	2,428	0.96	1,070,065	2,370	0.90
Short-term borrowings	129,647	82	0.26	118,771	75	0.26
Long-term debt	16,495	150	3.69	16,495	150	3.69
Total interest-bearing liabilities	2,499,126	2,973	0.48	2,435,540	2,978	0.50
Noninterest-bearing demand deposits	571,340			517,207
Other liabilities	49,996			38,705
Stockholders’ equity	404,643			393,891
Total liabilities and stockholders’ equity	$3,525,105			$3,385,343
Net interest income		$29,533			$30,193
Net yield on earning assets			3.99%			4.15%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Three months ended March 31, 2015
		Virginia Savings	Community	Total
	Residential real estate	$64	$133	$197
	Commercial, financial and agriculture	29	1,959	1,988
	Installment loans to individuals	30	66	96
	Time deposits	129	40	169
		$252	$2,198	$2,450

		Three months ended March 31, 2014
		Virginia Savings	Community	Total
	Residential real estate	$151	$115	$266
	Commercial, financial and agriculture	114	1,324	1,438
	Installment loans to individuals	34	189	223
	Time deposits	131	93	224
		$430	$1,721	$2,151

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended March 31, 2015 vs. 2014
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$877	$(422)	$455
Commercial, financial, and agriculture	(217)	(433)	(650)
Installment loans to individual	(60)	31	(29)
Previously securitized loans	—	(123)	(123)
Total loans	600	(947)	(347)
Securities:
Taxable	(163)	(128)	(291)
Tax-exempt(1)	15	(42)	(27)
Total securities	(148)	(170)	(318)
Total interest-earning assets	$452	$(1,117)	$(665)
Interest-bearing liabilities:
Interest-bearing demand deposits	$7	$(51)	$(44)
Savings deposits	26	(52)	(26)
Time deposits	(108)	166	58
Short-term borrowings	7	—	7
Long-term debt	—	—	—
Total interest-bearing liabilities	$(68)	$63	$(5)
Net Interest Income	$520	$(1,180)	$(660)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Three
Loan Portfolio
(In thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
Residential real estate	$1,303,258	$1,294,576	$1,212,232
Home equity – junior liens	143,670	145,604	144,482
Commercial and industrial	124,342	132,641	126,569
Commercial real estate	1,019,562	1,036,738	1,027,431
Consumer	38,436	39,705	42,320
DDA overdrafts	3,203	2,802	4,001
Total loans	$2,632,471	$2,652,066	$2,557,035

Loan balances decreased $19.6 million from December 31, 2014 to March 31, 2015. Residential real estate loans increased $8.7 million, or 0.7%, from December 31, 2014 to March 31, 2015.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At March 31, 2015, $17.5 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $1.9 million during the first three months of 2015.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second or lower lien positions.

Commercial real estate loans decreased $17.2 million, or 1.7%, from December 31, 2014 to March 31, 2015.  At March 31, 2015, $30.6 million of the commercial real estate loans were for commercial properties under construction.  The decline in commercial real estate is due to a more competitive lending environment and various lines of credit experienced balance reductions.
Commercial and industrial loans (“C&I”) decreased $8.3 million from December 31, 2014 to March 31, 2015.   The decline in C&I loans is also due to a more competitive lending environment and various lines of credit experienced balance reductions.

Consumer loans decreased $1.3 million during the first three months of 2015.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio. Excluding the Community loans, consumer loans decrease $0.2 million.

Allowance and Provision for Loan Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses
(“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (1) unemployment and economic trends in the Company’s markets, (2) concentrations of credit, if any, among any industries, (3) trends in loan growth, loan mix, delinquencies, losses or credit impairment, (4) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.9 million in the first three months of 2015 and $1.4 million in the first three months of 2014.  The provision for loan losses recorded in 2015 reflects difficulties of certain commercial borrowers of the Company during the quarter, the downgrade of their related credits and management’s assessment of the impact of these difficulties on the ultimate collectibility of the loans.

Additionally, the first quarter of 2015 includes $0.25 million of provision expense related to purchased credit impaired loans. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio.  The Company believes its methodology for determining its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.9 million for both the first three months of 2015 and 2014.  Net charge-offs in the first three months of 2015 consisted primarily of net charge-offs on commercial real estate loans of $0.3 million and residential real estate loans of $0.3 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 0.90% at December 31, 2014 to 0.96% at March 31, 2015.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations.

The ALLL was $20.2 million at both March 31, 2015 and December 31, 2014.  Below is a summary of the changes in the components of the ALLL from December 31, 2014 to March 31, 2015.

The allowance allocated to the commercial real estate loan portfolio (see Table Seven) increased $0.7 million, or 8.34%, from $8.9 million at December 31, 2014 to $9.7 million at March 31, 2015. This increase was due to an increase in loans with specifically identified reserves.

The allowance related to the commercial and industrial loan portfolio decreased $0.5 million from $1.6 million at December 31, 2014 to $1.1 million at March 31, 2015 (see Table Seven). This decrease is due to a reduction in loans classified as substandard.

The allowance allocated to the residential real estate portfolio (see Table Seven) decreased $0.3 million from $7.2 million at December 31, 2014 to $6.9 million at March 31, 2015. This increase is due to an increase in loan balances within the residential real estate portfolio.

The allowance allocated to the home equity loan portfolio (see Table Seven) increased modestly from $1.5 million at December 31, 2014 to $1.6 million at March 31, 2015.

The allowance allocated to the consumer loan portfolio (see Table Seven) increased from $0.1 million at December 31, 2014 to $0.2 million at March 31, 2015.

The allowance allocated to overdraft deposit accounts (see Table Seven) decreased modestly from $0.9 million at December 31, 2014 to $0.7 million at March 31, 2015.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2015, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Loan Losses
(In thousands)

	Three months ended March 31,		Year ended December 31,
	2015	2014	2014
Balance at beginning of period	$20,150	$20,575	$20,575
Charge-offs:
Commercial and industrial	94	4	323
Commercial real estate	337	382	1,925
Residential real estate	257	427	1,762
Home equity	91	108	309
Consumer	74	84	188
DDA overdrafts	311	341	1,415
Total charge-offs	1,164	1,346	5,922
Recoveries:
Commercial and industrial	18	63	89
Commercial real estate	8	30	113
Residential real estate	10	24	187
Home equity	—	—	—
Consumer	28	76	204
DDA overdrafts	241	259	850
Total recoveries	305	452	1,443
Net charge-offs	859	894	4,479
Provision for purchased credit impaired loans	246	(12)	3,771
Provision for loan losses	642	1,375	283
Balance at end of period	$20,179	$21,044	$20,150
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.13%	0.14%	0.17%
Provision for loan losses (annualized)	0.13%	0.21%	0.16%
As a Percent of Non-Performing Loans:
Allowance for loan losses	121.81%	100.09%	128.10%

Table Five
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of March 31,		December 31,
	2015	2014	2014
Non-accrual loans	$16,182	$20,593	$15,307
Accruing loans past due 90 days or more	384	432	423
Total non-performing loans	16,566	21,025	15,730

The average recorded investment in impaired loans during the three months ended March 31, 2015 and 2014 was $9.6 million and $12.3 million, respectively.  The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for the three months ended March 31, 2015 and three months ended March 31, 2014.  Approximately $0.2 million and $0.1 million of interest income would have been recognized during the three months ended March 31, 2015 and March 31, 2014, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2015.

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

Table Six
Impaired Loans
(In thousands)

	As of March 31,		As of December 31,
	2015	2014	2014
Impaired loans with a valuation allowance	$4,226	$2,675	$1,392
Impaired loans with no valuation allowance	5,336	9,026	5,377
Total impaired loans	$9,562	$11,701	$6,769
Allowance for loan losses allocated to impaired loans	$1,343	$533	$252

Table Seven
Allocation of the Allowance for Loan Losses
(In thousands)

	As of March 31,		As of December 31,
	2015	2014	2014
Commercial and industrial	$1,128	$1,063	$1,582
Commercial real estate	9,665	11,260	8,921
Residential real estate	6,901	6,410	7,208
Home equity	1,584	1,461	1,495
Consumer	179	74	85
DDA overdrafts	722	776	859
Allowance for Loan Losses	$20,179	$21,044	$20,150

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2015 vs. 2014
(In millions)

	Three months ended March 31,
	2015	2014	$ Change	% Change

Gains on sale of investment securities	$—	$0.1	$(0.1)	(100.0)%
Non-interest income, excluding gains on sale of investment securities	24.0	14.2	9.8	69.0%
Non-interest expense	23.2	23.4	(0.2)	(0.9)%

Non-Interest Income: Effective January 1, 2015, the Company sold its insurance operations, CityInsurance, which resulted in a pre-tax gain of $11.1 million. Exclusive of this gain, non-interest income declined from $14.2 million for the first quarter of 2014 to $12.9 million for the first quarter of 2015. The primary reason for this decline was the sale of CityInsurance which had insurance commission revenues of $2.0 million in the first quarter of 2014. In addition, service charges decreased $0.2 million, or 3.8%, from the first quarter of 2014 to $5.9 million. These decreases were partially offset by increases in bankcard revenues of $0.4 million (10.6%), other income of $0.4 million, and trust and investment management fee income of $0.2 million (15.7%).

Non-Interest Expense: Non-interest expenses decreased $0.2 million, from $23.4 million in the first three months of 2014 to $23.2 million in the first three months of 2015. This drop was largely due to a decline in salaries and employee benefit expense of $1.0 million, or 7.3%, to $12.2 million, due to a reduction in the Company’s salary expense as a result of the sale of CityInsurance. This decrease was partially offset by an increase in other expenses of $0.8 million to $2.7 million. During the first quarter of 2014, the Company’s non-income based taxes decreased due to the recognition of a previously unrecognized tax position due to the close of the statute of limitations for a previous tax year and was discrete to the first quarter of 2014.

Income Tax Expense: The Company’s effective income tax rate for the three months ended March 31, 2015 was 38.7% compared to 31.4% for the year ended December 31, 2014, and 29.6% for the three months ended March 31, 2014.  As noted previously, the Company sold CityInsurance in the first quarter of 2015. As a result of differences between the book and tax basis of the assets that were sold, the Company’s income tax expense increased by $1.1 million. During the first quarter of 2014, the Company reduced income tax expense by $0.8 million due to the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. Exclusive of the sale of CityInsurance in the first quarter of 2015 and the discrete item recognized in the first quarter of 2014, the Company’s tax rate from operations was 33.3% and 33.6%, for the quarters ended March 31, 2015 and March 31, 2014, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
March 31, 2015
+400	4.25%	+2.2%	+4.3%
+300	3.25	+4.6	+7.6
+200	2.25	+4.9	+8.7
+100	1.25	+1.9	+4.6
December 31, 2014
+400	4.25%	+2.8%	(4.1)%
+300	3.25	+4.9	+1.8
+200	2.25	+5.0	+4.9
+100	1.25	+1.9	+2.9

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2015 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("Parent Company") level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2015, City National could pay dividends up to $30.1 million plus net profits for the remainder of 2015, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) remit interest payments on the Company’s junior subordinated debentures

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the Debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. The Parent Company anticipates continuing the payment of dividends on its common stock, which are expected to approximate $25.6 million on an annualized basis over the next 12 months based on common shareholders of record at March 31, 2015.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of March 31, 2015, the Parent Company reported a cash balance of $21.1 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2015 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2015, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2015, City National has the capacity to borrow an additional $1.6 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 73.5% as of March 31, 2015 and deposit balances fund 82.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $371.2 million at March 31, 2015, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $149.1 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 54.3% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $13.5 million of cash from operating activities during the first three months of 2015, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $21.1 million of cash in investing activities during the first three months of 2015 primarily from an increase in loans and the sale of CityInsurance, offset by the purchases of available-for-sale securities. The Company generated $62.3 million of cash in financing activities during the first three months of 2015, principally a result of an increase in interest-bearing deposits.

Capital Resources

During the first three months of 2015, Shareholders’ Equity increased $14.2 million, or 3.6%, from $390.9 million at December 31, 2014 to $405.1 million at March 31, 2015.  This increase was primarily due to net income of $18.0 million, partially offset by dividends declared of $6.4 million.

In July 2013, the Federal Reserve published the final rules that established a new comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The final rule became effective January 1, 2015 for smaller, non-complex banking organizations with full implementation by January 1, 2019.

Regulatory guidelines require the Company to maintain a minimum CET I ratio of 4.5% and a total capital to risk-adjusted assets ratio of 8.0%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 6.0%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET I, total capital, Tier I capital, and leverage ratios of 4.5%, 8.0%, 6.0%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET I, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding Company and City National Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company’s regulatory capital ratios for both City Holding and City National as illustrated in the following tables
(in thousands):

March 31, 2015:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$337,536	14.0%	$108,203	4.5%	$168,316	7.0%	$156,294	6.5%
City National Bank	283,845	11.9	107,605	4.5	167,385	7.0	155,429	6.5
Tier I Capital
City Holding Company	353,536	14.7	144,271	6.0	204,384	8.5	192,362	8.0
City National Bank	307,785	12.9	143,473	6.0	203,254	8.5	191,298	8.0
Total Capital
City Holding Company	374,419	15.6	192,362	8.0	252,475	10.5	240,452	10.0
City National Bank	328,043	13.7	191,298	8.0	251,078	10.5	239,122	10.0
Tier I Leverage Ratio
City Holding Company	353,536	10.2	138,173	4.0	138,173	4.0	172,716	5.0
City National Bank	307,785	9.0	137,536	4.0	137,536	4.0	171,921	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2014:	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

Tier I Capital
City Holding Company	$333,163	13.4%	$99,723	4.0%	$149,585	6.0%
City National Bank	294,870	11.9	99,037	4.0	148,556	6.0
Total Capital
City Holding Company	353,873	14.2	199,446	8.0	249,308	10.0
City National Bank	315,095	12.7	198,074	8.0	247,593	10.0
Tier I Leverage Ratio
City Holding Company	333,163	9.9	134,721	4.0	168,402	5.0
City National Bank	294,870	8.8	133,991	4.0	167,489	5.0

As of March 31, 2015, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2015, management believes that City Holding and City National meet all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosure About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 8, 2015