Form 10-Q
period 2015-06-30
CITY HOLDING CO
filed 2015-08-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2015
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
Common stock, $2.50 Par Value – 15,316,700 shares as of August 4, 2015.

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

Index
City Holding Company and Subsidiaries

Part I -	Financial Information

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

Assets	June 30, 2015	December 31, 2014
	(Unaudited)

Cash and due from banks	$142,335	$138,503
Interest-bearing deposits in depository institutions	11,089	9,725
Cash and Cash Equivalents	153,424	148,228

Investment securities available for sale, at fair value	287,609	254,043
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2015 and December 31, 2014, - $86,561 and $94,191, respectively)	84,082	90,786
Other securities	9,926	9,857
Total Investment Securities	381,617	354,686

Gross loans	2,684,457	2,652,066
Allowance for loan losses	(20,809)	(20,150)
Net Loans	2,663,648	2,631,916

Bank owned life insurance	96,663	95,116
Premises and equipment, net	75,900	77,988
Accrued interest receivable	7,838	6,826
Net deferred tax asset	32,674	36,766
Goodwill and other intangible assets, net	70,779	74,198
Other assets	30,080	35,909
Total Assets	$3,512,623	$3,461,633
Liabilities
Deposits:
Noninterest-bearing	$563,715	$545,465
Interest-bearing:
Demand deposits	646,198	639,932
Savings deposits	695,383	660,727
Time deposits	997,387	1,026,663
Total Deposits	2,902,683	2,872,787

Short-term borrowings	153,171	134,931
Long-term debt	16,495	16,495
Other liabilities	29,034	46,567
Total Liabilities	3,101,383	3,070,780

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2015 and December 31, 2014, less 3,222,332 and 3,345,590 shares in treasury, respectively	46,249	46,249

Capital surplus	105,891	107,370
Retained earnings	379,379	362,211
Cost of common stock in treasury	(115,387)	(120,818)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available-for-sale	457	1,190
Underfunded pension liability	(5,349)	(5,349)
Total Accumulated Other Comprehensive Loss	(4,892)	(4,159)
Total Shareholders’ Equity	411,240	390,853
Total Liabilities and Shareholders’ Equity	$3,512,623	$3,461,633

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Interest and fees on loans	$28,812	$28,621	$58,200	$58,355
Interest and dividends on investment securities:
Taxable	2,641	2,930	5,353	5,933
Tax-exempt	267	277	531	558
Total Interest Income	31,720	31,828	64,084	64,846

Interest Expense
Interest on deposits	2,699	2,737	5,440	5,490
Interest on short-term borrowings	85	85	167	160
Interest on long-term debt	153	151	303	301
Total Interest Expense	2,937	2,973	5,910	5,951
Net Interest Income	28,783	28,855	58,174	58,895
Provision for loan losses	2,836	435	3,724	1,798
Net Interest Income After Provision for Loan Losses	25,947	28,420	54,450	57,097

Non-interest Income
Gains on sale of investment securities	2,116	818	2,130	901
Service charges	6,589	6,739	12,516	12,899
Bankcard revenue	4,002	3,838	8,076	7,523
Insurance commissions	—	1,319	—	3,344
Trust and investment management fee income	1,201	1,111	2,401	2,148
Bank owned life insurance	783	765	1,547	1,521
Gain on sale of insurance division	—	—	11,084	—
Other income	714	549	1,672	1,108
Total Non-interest Income	15,405	15,139	39,426	29,444

Non-interest Expense
Salaries and employee benefits	12,193	12,977	24,372	26,116
Occupancy and equipment	2,529	2,395	5,119	5,010
Depreciation	1,516	1,533	3,027	3,011
FDIC insurance expense	445	357	895	767
Advertising	701	925	1,405	1,749
Bankcard expenses	797	833	1,615	1,639
Postage, delivery, and statement mailings	507	530	1,068	1,105
Office supplies	347	420	693	830
Legal and professional fees	542	612	1,109	1,021
Telecommunications	463	506	938	844
Repossessed asset losses, net of expenses	335	142	555	521
Merger related expenses	108	—	108	—
Other expenses	2,761	3,075	5,505	5,068
Total Non-interest Expense	23,244	24,305	46,409	47,681
Income Before Income Taxes	18,108	19,254	47,467	38,860

Income tax expense	6,125	6,497	17,492	12,300
Net Income Available to Common Shareholders	$11,983	$12,757	$29,975	$26,560

Total comprehensive income	$10,344	$14,462	$29,242	$29,041

Average common shares outstanding	15,104	15,556	15,079	15,583
Effect of dilutive securities:
Employee stock awards and warrant outstanding	23	150	22	155
Shares for diluted earnings per share	15,127	15,706	15,101	15,738
				\
Basic earnings per common share	$0.78	$0.81	$1.97	$1.69
Diluted earnings per common share	$0.78	$0.80	$1.96	$1.67
Dividends declared per common share	$0.42	$0.40	$0.84	$0.80

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$11,983	$12,757	$29,975	$26,560

Unrealized gains (losses) on available-for-sale securities arising during the period	(482)	3,521	968	4,834
Reclassification adjustment for gains	(2,116)	(818)	(2,130)	(901)
Other comprehensive income (loss) before income taxes	(2,598)	2,703	(1,162)	3,933
Tax effect	959	(998)	429	(1,452)
Other comprehensive income (loss), net of tax	(1,639)	1,705	(733)	2,481

Comprehensive income, net of tax	$10,344	$14,462	$29,242	$29,041

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2015 and 2014
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$46,249	$107,596	$333,970	$(95,202)	(4,990)	$387,623
Net income	—	—	26,560	—	—	26,560
Other comprehensive loss	—	—	—	—	2,481	2,481
Cash dividends declared ($0.80 per share)	—	—	(12,512)	—	—	(12,512)
Stock-based compensation expense, net	—	(494)	—	1,383	—	889
Exercise of 19,000 stock options	—	(272)	—	825	—	553
Purchase of 194,651 treasury shares	—	—	—	(8,363)	—	(8,363)
Balance at June 30, 2014	$46,249	$106,830	$348,018	$(101,357)	$(2,509)	$397,231

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	46,249	$107,370	$362,211	(120,818)	$(4,159)	$390,853
Net income	—	—	29,975	—	—	29,975
Other comprehensive income	—	—	—	—	(733)	(733)
Cash dividends declared ($0.84 per share)	—	—	(12,807)	—	—	(12,807)
Stock-based compensation expense, net	—	(408)	—	1,468	—	1,060
Exercise of 29,250 stock options	—	(306)	—	1,302	—	996
Exercise of 61,796 warrants	—	(765)	—	2,661	—	1,896
Balance at June 30, 2015	46,249	$105,891	$379,379	(115,387)	$(4,892)	$411,240

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2015	2014
Net income	$29,975	$26,560
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	(2,976)	(2,599)
Provision for loan losses	3,724	1,798
Depreciation of premises and equipment	3,027	3,011
Deferred income tax expense	4,549	2,615
Net periodic employee benefit cost	413	286
Realized investment securities gains	(2,130)	(901)
Stock-compensation expense	1,060	889
Increase in value of bank-owned life insurance	(1,547)	(1,520)
Loans originated for sale	(9,191)	(2,454)
Proceeds from the sale of loans originated for sale	9,327	3,129
Gain on sale of loans	(167)	(84)
Gain on sale of insurance division	(11,084)	—
Change in accrued interest receivable	(1,012)	(861)
Change in other assets	5,703	(5,986)
Change in other liabilities	(19,307)	(9,919)
Net Cash Provided by Operating Activities	10,364	13,964

Proceeds from sales of securities available-for-sale	290	1,660
Proceeds from maturities and calls of securities available-for-sale	33,323	26,237
Proceeds from maturities and calls of securities held-to-maturity	7,648	1,254
Purchases of securities available-for-sale	(67,911)	(13,530)
Purchases of securities held-to-maturity	—	(10,226)
Net (increase) decrease in loans	(31,705)	29,225
Purchases of premises and equipment	(978)	(664)
Proceeds from sale of insurance division	15,250	—
Net Cash (Used In) Provided by Investing Activities	(44,083)	33,956

Net increase in noninterest-bearing deposits	18,250	7,163
Net increase (decrease) in interest-bearing deposits	11,985	(5,638)
Net increase (decrease) in short-term borrowings	18,240	(4,656)
Purchases of treasury stock	—	(8,363)
Proceeds from exercise of stock options, net of tax benefit	996	553
Proceeds from exercise of warrants	1,896	—
Dividends paid	(12,452)	(12,115)
Net Cash Provided by (Used in) Financing Activities	38,915	(23,056)
Increase in Cash and Cash Equivalents	5,196	24,864
Cash and cash equivalents at beginning of period	148,228	85,876
Cash and Cash Equivalents at End of Period	$153,424	$110,740

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Note A –Background and Basis of Presentation

City Holding Company is a financial holding company headquartered in Charleston, West Virginia and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National operates a network of 82 branch offices primarily along the I-64 corridor from Grayson, Kentucky through Lexington, Virginia; and along the I-81 corridor through the Shenandoah Valley from Staunton, Virginia to Martinsburg, West Virginia. City National's branch network includes 57 offices in West Virginia, 14 offices in Virginia, 8 offices in Kentucky and 3 offices in Ohio. City National provides credit, deposit, and investment advisory services to a broad geographical area that includes many rural and small community markets in addition to larger cities such as Charleston (WV), Huntington (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Martinsburg (WV). In addition to its branch network, the bank's delivery channels include ATMs, mobile banking, on-line banking, debit cards, cash management tools and telephone banking systems.

On May 29, 2015, City National Bank of West Virginia (“City National”), a wholly-owned subsidiary of City Holding Company, entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with American Founders Bank, Inc. (“AFB”), a wholly-owned subsidiary of Financial Holdings, Inc., pursuant to which City National will purchase AFB’s three Lexington, Kentucky branch locations (the “Acquisition”). Under the terms of the Purchase Agreement, City National will acquire $125 million in performing loans and will assume deposit liabilities of approximately $164 million. City National will pay AFB a deposit premium of 5.5% on non-time deposits, and 1.0% on premium loan balances acquired.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, the "Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for six months ended June 30, 2015 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2015. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the requirements for reporting discontinued operations. A disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations when certain criteria are met. Additional disclosures are also required for disposals that meet the criteria to be reported in discontinued operations. The Company elected to early adopt this ASU for the year ended December
31, 2014 relating to the sale of CityInsurance. The adoption of ASU 2014-08 did not have a material impact on the
Company's financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle will be achieved using a five step process. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU 2014-09 is not expected to have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in this update require two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counter-party, which will result in secured borrowing accounting for the repurchase agreement. This update also requires certain disclosures for these types of transactions. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-11 did not have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Performance targets should not be reflected in estimating the grant date fair value of the award, but compensation cost should be recognized in the period for which the requisite service has already been rendered. This ASU will become effective for the Company on January 1, 2016, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This ASU became effective for the Company on January 1, 2015. The adoption of ASU 2014-14 did not have a material impact on the Company's financial statements.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2015-05 is not expected to have a material impact on the Company's financial statements.

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. the ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU will become effective for the Company on January 1, 2016. The adoption of ASU 2015-07 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$5	$—	$—	$5	$1,816	$11	$—	$1,827
Obligations of states and
political subdivisions	38,556	470	131	38,895	41,382	722	8	42,096
Mortgage-backed securities:
U.S. government agencies	227,636	2,459	2,393	227,702	185,831	3,470	1,973	187,328
Private label	1,442	5	4	1,443	1,700	8	4	1,704
Trust preferred
securities	7,714	498	1,087	7,125	9,763	425	1,152	9,036
Corporate securities	7,753	229	515	7,467	7,806	204	693	7,317
Total Debt Securities	283,106	3,661	4,130	282,637	248,298	4,840	3,830	249,308
Marketable equity securities	2,131	1,326	—	3,457	2,131	1,082	—	3,213
Investment funds	1,525	—	10	1,515	1,525	—	3	1,522
Total Securities
Available-for-Sale	$286,762	$4,987	$4,140	$287,609	$251,954	$5,922	$3,833	$254,043

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Mortgage-backed securities
US government agencies	$80,081	$1,770	$—	$81,851	$86,742	$2,733	$—	$89,475
Trust preferred securities	4,001	709	—	4,710	4,044	672	—	4,716
Total Securities
Held-to-Maturity	$84,082	$2,479	$—	$86,561	$90,786	$3,405	$—	$94,191

Other investment securities:
Non-marketable equity securities	$9,926	$—	$—	$9,926	$9,857	$—	$—	$9,857
Total Other Investment
Securities	$9,926	$—	$—	$9,926	$9,857	$—	$—	$9,857

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

	June 30, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$9,115	$122	$121	$9	$9,236	$131
Mortgage-backed securities:
U.S. Government agencies	99,641	772	37,734	1,621	137,375	2,393
Private label	1,124	4	—	—	1,124	4
Trust preferred securities	1,015	17	4,848	1,070	5,863	1,087
Corporate securities	—	—	4,238	515	4,238	515
Investment funds	1,490	10	—	—	1,490	10
Total	$112,385	$925	$46,941	$3,215	$159,326	$4,140

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$1,559	$3	$125	$5	$1,684	$8
Mortgage-backed securities:
U.S. Government agencies	—	—	60,122	1,973	60,122	1,973
Private label	1,277	4	—	—	1,277	4
Trust preferred securities	—	—	4,760	1,152	4,760	1,152
Corporate securities	—	—	4,049	693	4,049	693
Investment funds	$—	$—	$1,496	$3	1,496	3
Total	$2,836	$7	$70,552	$3,826	$73,388	$3,833

Marketable equity securities consist of investments made by the Company in equity positions of various regional community bank holding companies, with ownership positions ranging from nominal to a 4% ownership position in First National Corporation (FXNC).

During the six months ended June 30, 2015 and 2014, the Company had no credit-related net investment impairment losses. Also, for the year ended December 31, 2014, the Company had no credit-related net investment impairment losses.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holding company stocks.  Although the regional community bank holding company stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.7% of each respective company being traded on a daily basis.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as "held-to-maturity" until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2015, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of June 30, 2015, management believes the unrealized losses detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period where the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

At June 30, 2015, the book value of the Company’s five pooled trust preferred securities totaled $1.0 million with an estimated fair value of $1.9 million.  All of these securities are mezzanine tranches.  Pooled trust preferred securities represent beneficial interests in securitized financial assets that the Company analyzes within the scope of ASC 320, “Investments-Debt and Equity Securities” and are evaluated quarterly for other-than-temporary-impairment (“OTTI”).  Management performs an analysis of OTTI utilizing its internal methodology as described below to estimate expected cash flows to be received in the future.  The Company reviews each of its pooled trust preferred securities to determine if an OTTI charge would be recognized in current earnings in accordance with ASC 320, “Investments-Debt and Equity Securities.”  There is a risk that collateral deterioration could cause the Company to recognize additional OTTI charges in earnings in the future.

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

The following table presents a progression of the credit loss component of OTTI on debt and equity securities recognized in earnings during the six months ended June 30, 2015 and for the year ended December 31, 2014 (in thousands).  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during a period is presented in two parts based upon whether the credit impairment in the current period is the first time the security was credit impaired (initial credit impairment) or if there is additional credit impairment on a security that was credit impaired in previous periods.

	Debt Securities	Equity Securities	Total
Balance at January 1, 2014	$16,286	$4,698	$20,984
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Called or Sold	(4,422)	(3,114)	(7,536)
Balance at December 31, 2014	11,864	1,584	13,448
Additions:
Initial credit impairment	—	—	—
Additional credit impairment	—	—	—
Deductions:
Called or Sold	(160)	—	(160)
Balance at June 30, 2015	$11,704	$1,584	$13,288

The following table presents additional information about the Company’s trust preferred securities with a credit rating of below investment grade as of June 30, 2015 (dollars in thousands):

Deal Name	Type	Class	Original Cost	Amortized Cost	Fair Value	Difference (1)	Lowest Credit Rating	# of issuers currently performing	Actual deferrals/defaults (as a % of original dollar)	Expected deferrals/defaults (as a % of remaining performing collateral)		Excess Subordination as a Percentage of Current Performing Collateral (3)
	Pooled trust preferred securities:
	Other-than-temporarily impaired
	Available for Sale:
P1	Pooled	Mezz	$633	$16	$355	339	Caa1	5	14.5%	19.0%	(2)	74.5%
P2	Pooled	Mezz	1,513	—	—	—	Ca	3	18.3%	—%	(2)	—%
P3	Pooled	Mezz	2,962	1,419	886	(533)	Caa3	19	20.1%	7.1%	(2)	—%
P5	Pooled	Mezz	6,015	512	655	143	C	7	15.3%	19.0%	(2)	39.9%
	Held to Maturity:
P6	Pooled	Mezz	1,225	1	710	709	Caa1	5	14.5%	19.0%	(2)	74.5%
P7	Pooled	Mezz	2,009	—	—	—	Ca	3	18.3%	—%	(2)	—%
	Single issuer trust preferred securities
	Available for sale:
S5	Single		261	235	251	16	NR	1	—%	—%
	Held to Maturity:
S9	Single		4,000	4,000	4,000	—	NR	1	—%	—%

(1)
The differences noted consist of unrealized gains (losses) recorded at June 30, 2015 and noncredit other-than-temporary impairment losses recorded subsequent to April 1, 2009 that have not been reclassified as credit losses.

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

The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$2,942	$2,948
Due after one year through five years	13,908	14,358
Due after five years through ten years	29,262	29,654
Due after ten years	236,994	235,677
	$283,106	$282,637
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	84,082	86,561
	$84,082	$86,561

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands). The specific identification method is used to determine the cost basis of securities sold.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Gross realized gains	$2,116	$818	$2,130	$901
Gross realized losses	—	—	—	—
Net investment security gains	$2,116	$818	$2,130	$901

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $262 million and $273 million at June 30, 2015 and December 31, 2014, respectively.

Statement of Cash Flows - Investing Activities - Supplemental Information

During the six months ended June 30, 2014, the Company transferred certain securities from available-for-sale to held-to-maturity. The non-cash transfers of securities into the held-to-maturity categories from available-for-sale were made at fair value on the date of the transfer. The securities had an aggregate fair value of $83.4 million on the date of transfer. No such transfers occurred during the six months ended June 30, 2015.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2015	December 31, 2014
Residential real estate	$1,325,453	$1,294,576
Home equity – junior liens	143,772	145,604
Commercial and industrial	142,065	140,548
Commercial real estate	1,032,333	1,028,831
Consumer	37,555	39,705
DDA overdrafts	3,279	2,802
Gross loans	2,684,457	2,652,066
Allowance for loan losses	(20,809)	(20,150)
Net loans	$2,663,648	$2,631,916

Construction loans of $15.4 million and $23.0 million are included within residential real estate loans at June 30, 2015 and December 31, 2014, respectively.  Construction loans of $4.0 million and $28.7 million are included within commercial real estate loans at June 30, 2015 and December 31, 2014, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings") and Community Financial Corporation ("Community") acquisitions (in thousands):

	Virginia
	Savings	Community	Total
June 30, 2015
Outstanding loan balance	$33,408	$199,676	$233,084

Credit-impaired loans:
Carrying value	1,984	13,958	15,942
Contractual principal and interest	2,376	18,546	20,922

December 31, 2014
Outstanding loan balance	$38,345	$219,923	$258,268

Credit-impaired loans:
Carrying value	1,964	15,365	17,329
Contractual principal and interest	2,407	23,277	25,684

Changes in the accretable yield of the credit-impaired loans for the six months ended June 30, 2015 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$428	$1,964	$9,906	$15,365	$10,334	$17,329
Accretion	(105)	105	(1,437)	1,437	(1,542)	1,542
Net reclassifications to accretable yield from
non-accretable yield	—	—	937	—	937	—
Payments received, net	—	(85)	—	(1,325)	—	(1,410)
Disposals	(18)	—	(821)	(1,519)	(839)	(1,519)
Balance at the end of period	$305	$1,984	$8,585	$13,958	$8,890	$15,942

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2015 and 2014 (in thousands).  The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2015 and December 31, 2014 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Six months ended June 30, 2015
Allowance for loan loss
Beginning balance	$1,582	$8,921	$7,208	$1,495	$85	$859	$20,150
Charge-offs	(1,992)	(276)	(529)	(108)	(143)	(624)	(3,672)
Recoveries	27	31	64	—	79	406	607
Provision for acquired loans	545	—	—	—	—	—	545
Provision	2,610	(79)	332	106	99	111	3,179
Ending balance	$2,772	$8,597	$7,075	$1,493	$120	$752	$20,809

Six months ended June 30, 2014
Allowance for loan loss
Beginning balance	$1,139	$10,775	$6,057	$1,672	$77	$855	$20,575
Charge-offs	(5)	(969)	(743)	(146)	(122)	(662)	(2,647)
Recoveries	81	83	63	—	129	454	810
Provision for acquired loans	138	—	—	—	—	—	138

Provision	(248)	508	1,087	(83)	(3)	399	1,660
Ending balance	$1,105	$10,397	$6,464	$1,443	$81	$1,046	$20,536

As of June 30, 2015
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$229	$—	$—	$—	$—	$229
Collectively	2,768	7,654	6,990	1,493	120	752	19,777
Acquired with deteriorated
credit quality	4	714	85	—	—	—	803
Total	$2,772	$8,597	$7,075	$1,493	$120	$752	$20,809

Loans
Evaluated for impairment:
Individually	$797	$5,887	$443	$296	$—	$—	$7,423
Collectively	140,923	1,013,137	1,324,635	141,709	37,409	3,279	2,661,092
Acquired with deteriorated
credit quality	345	13,309	375	1,767	146	—	15,942
Total	$142,065	$1,032,333	$1,325,453	$143,772	$37,555	$3,279	$2,684,457

As of December 31, 2014
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$252	$—	$—	$—	$—	$252
Collectively	1,540	7,898	7,208	1,429	85	859	19,019
Acquired with deteriorated
credit quality	42	771	—	66	—	—	879
Total	$1,582	$8,921	$7,208	$1,495	$85	$859	$20,150

Loans
Evaluated for impairment:
Individually	$—	$6,023	$449	$297	$—	$—	$6,769
Collectively	139,862	1,009,241	1,293,748	142,743	39,572	2,802	2,627,968
Acquired with deteriorated
credit quality	686	13,567	379	2,564	133	—	17,329
Total	$140,548	$1,028,831	$1,294,576	$145,604	$39,705	$2,802	$2,652,066

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
June 30, 2015
Pass	$130,910	$974,174	$1,105,084
Special mention	3,011	21,658	24,669
Substandard	8,100	36,501	44,601
Doubtful	44	—	44
Total	$142,065	$1,032,333	$1,174,398

December 31, 2014
Pass	$128,812	$970,585	$1,099,397
Special mention	761	15,103	15,864
Substandard	10,575	42,691	53,266
Doubtful	400	452	852
Total	$140,548	$1,028,831	$1,169,379

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
June 30, 2015
Residential real estate	$1,322,548	$2,905	$1,325,453
Home equity - junior lien	143,628	144	143,772
Consumer	37,505	50	37,555
DDA overdrafts	3,279	—	3,279
Total	$1,506,960	$3,099	$1,510,059

December 31, 2014
Residential real estate	$1,292,012	$2,564	$1,294,576
Home equity - junior lien	145,506	98	145,604
Consumer	39,692	13	39,705
DDA overdrafts	2,802	—	2,802
Total	$1,480,012	$2,675	$1,482,687

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class, as of June 30, 2015 and December 31, 2014 (in thousands):

	Originated Loans
	June 30, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,239,489	$3,653	$244	$211	$—	$2,058	$1,245,655
Home equity - junior lien	141,749	389	1	3	—	141	142,283
Commercial and industrial	130,860	555	45	—	—	829	132,289
Commercial real estate	886,952	467	69	—	—	7,588	895,076
Consumer	32,709	59	4	19	—	—	32,791
DDA overdrafts	2,953	326	—	—	—	—	3,279
Total	$2,434,712	$5,449	$363	$233	$—	$10,616	$2,451,373

	Acquired Loans
	June 30, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$78,000	$823	$340	$—	$—	$635	$79,798
Home equity - junior lien	1,484	5	—	—	—	—	1,489
Commercial and industrial	9,320	14	—	—	—	442	9,776
Commercial real estate	131,147	249	84	—	1,847	3,930	137,257
Consumer	4,590	133	10	31	—	—	4,764
DDA overdrafts	—	—	—	—	—	—	—
Total	$224,541	$1,224	$434	$31	$1,847	$5,007	$233,084

	Total Loans
	June 30, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,317,489	$4,476	$584	$211	$—	$2,693	$1,325,453
Home equity - junior lien	143,233	394	1	3	—	141	143,772
Commercial and industrial	140,180	569	45	—	—	1,271	142,065
Commercial real estate	1,018,099	716	153	—	1,847	11,518	1,032,333
Consumer	37,299	192	14	50	—	—	37,555
DDA overdrafts	2,953	326	—	—	—	—	3,279
Total	$2,659,253	$6,673	$797	$264	$1,847	$15,623	$2,684,457

	Originated Loans
	December 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,200,177	$4,235	$758	$169	$—	$2,259	$1,207,598
Home equity - junior lien	142,624	561	155	30	—	68	143,438
Commercial and industrial	128,857	100	—	210	—	78	129,245
Commercial real estate	869,530	479	—	—	—	7,330	877,339
Consumer	33,178	119	78	1	—	—	33,376
DDA overdrafts	2,483	317	2	—	—	—	2,802
Total	$2,376,849	$5,811	$993	$410	$—	$9,735	$2,393,798

	Acquired Loans
	December 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$86,129	$714	$—	$—	$—	$135	$86,978
Home equity - junior lien	2,164	2	—	—	—	—	2,166
Commercial and industrial	10,123	143	—	—	—	1,037	11,303
Commercial real estate	144,721	892	210	—	1,270	4,399	151,492
Consumer	6,108	172	36	13	—	—	6,329
DDA overdrafts	—	—	—	—	—	—	—
Total	$249,245	$1,923	$246	$13	$1,270	$5,571	$258,268

	Total Loans
	December 31, 2014
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,286,306	$4,949	$758	$169	$—	$2,394	$1,294,576
Home equity - junior lien	144,788	563	155	30	—	68	145,604
Commercial and industrial	138,980	243	—	210	—	1,115	140,548
Commercial real estate	1,014,251	1,371	210	—	1,270	11,729	1,028,831
Consumer	39,286	291	114	14	—	—	39,705
DDA overdrafts	2,483	317	2	—	—	—	2,802
Total	$2,626,094	$7,734	$1,239	$423	$1,270	$15,306	$2,652,066

The following table presents the Company’s impaired loans, by class, as of June 30, 2015 and December 31, 2014 (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$443	$443	$—	$449	$449	$—
Home equity - junior liens	296	296	—	297	297	—
Commercial and industrial	797	2,859	—	—	—	—
Commercial real estate	4,541	4,980	—	4,631	4,631	—
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$6,077	$8,578	$—	$5,377	$5,377	$—

With an allowance recorded
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	1,346	4,276	229	1,392	1,392	252
Consumer	—	—	—	—	—	—
DDA overdrafts	—	—	—	—	—	—
Total	$1,346	$4,276	$229	$1,392	$1,392	$252

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the six months ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$445	$—	$455	$—
Home equity - junior liens	296	—	297	—
Commercial and industrial	2,814	—	—	—
Commercial real estate	4,614	9	8,120	9
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$8,169	$9	$8,872	$9

With an allowance recorded
Residential real estate	$—	$—	$—	$—
Home equity - junior liens	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	1,365	40	2,055	68
Consumer	—	—	—	—
DDA overdrafts	—	—	—	—
Total	$1,365	$40	$2,055	$68

     Approximately $0.4 million and $0.2 million of interest income would have been recognized during the six months ended June 30, 2015 and 2014, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2015.

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

The following tables set forth the Company’s TDRs (in thousands):

	June 30, 2015			December 31, 2014
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$66	$—	$66	$73	$—	$73
Commercial real estate	1,872	—	1,872	2,263	—	2,263
Residential real estate	18,624	397	19,021	17,946	545	18,491
Home equity	2,647	15	2,662	2,673	15	2,688
Consumer	—	—	—	—	—	—
	$23,209	$412	$23,621	$22,955	$560	$23,515

	New TDRs			New TDRs
	For the six months ended			For the six months ended
	June 30, 2015			June 30, 2014
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	1	$5	$5
Commercial real estate	—	—	—	1	434	434
Residential real estate	27	2,006	2,006	16	1,209	1,209
Home equity	11	259	259	7	170	170
Consumer	—	—	—	—	—	—
	38	$2,265	$2,265	25	$1,818	$1,818

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 3.79% and 3.74%, respectively	$16,495	$16,495

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

Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly.  Interest payments are due in March, June, September and December.  The Debentures are redeemable prior to maturity at the option of the Company (i) in whole at any time or in part from time-to-time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.

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

Note G – Derivative Instruments

As of June 30, 2015 and December 31, 2014, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap for the purpose of hedging changes in LIBOR related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three months ended June 30, 2015 and six month periods ended June 30, 2015 hedge ineffectiveness was less than $0.1 million.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2015		December 31, 2014

	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Other Assets	$222,669	$6,602	$179,958	$10,253
Other Liabilities	222,669	6,602	179,958	10,253

Derivatives designated as hedges of fair value:
Other Liabilities	5,267	13	5,475	24

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Change in Fair Value Non-Hedging interest rate derivatives:
Other income - derivative asset	$(5,310)	$2,552	$(2,428)	$4,606
Other income - derivative liability	5,310	(2,552)	2,428	(4,606)

Change in Fair Value Hedging Interest Rate Derivatives:
Other income - derivative asset	(78)	—	(12)	—
Other income - derivative liability	(7)	—	2	—

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2015 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Non-hedging derivative assets:
Interest rate swap agreements	$6,602	$—	$6,602	$—	$6,602	$6,602	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)
Non-hedging derivative liabilities:
Interest rate swap agreements	$6,602	$—	$6,602	$—	$14,938	$14,938	$—

Hedging derivative liabilities:
Interest rate swap agreements	$13	$—	$—		$30	$30	$—

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of June 30, 2015, under the 2003 Plan and 2013 Plan, 438,515 stock options had been awarded and 241,596 restricted stock awards had been awarded, respectively.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2015		2014
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	167,554	$36.74	173,601	$35.26
Granted	12,961	46.41	13,953	44.43
Exercised	(29,250)	34.30	(19,000)	29.13
Forfeited	(4,000)	31.66	—	—
Outstanding at June 30	147,265	$38.22	168,554	$36.71

Additional information regarding stock options outstanding and exercisable at June 30, 2015, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
25.00 - 29.99	1,250	28.15	3.8	$26	1,250	$28.15	3.8	$26
30.00 - 34.99	20,250	31.69	4.4	356	20,250	31.69	4.4	356
35.00 - 39.99	90,351	37.44	4.3	1,067	42,000	39.04	1.5	429
40.00 - 44.99	22,453	43.09	6.5	138	8,500	40.88	2.8	71
45.00 - 50.00	12,961	46.41	9.7	37	—	—	—	—
	147,265			$1,624	72,000			$882

Proceeds from stock option exercises were $1.0 million and $0.6 million during the six months ended June 30, 2015 and 2014, respectively. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2015 and 2014 all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

The total intrinsic value of stock options exercised was $0.3 million during both the six months ended June 30, 2015 and 2014, respectively.

Stock-based compensation expense was approximately $0.1 million for both the six month periods ended June 30, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to stock options approximated $0.5 million at June 30, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.5 years.

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

Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  Stock-based compensation expense related to restricted shares was approximately $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to non-

vested restricted shares was $3.4 million at June 30, 2015. At June 30, 2015, this unrecognized expense is expected to be recognized over 3.4 years based on the weighted average-life of the restricted shares.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2015		2014
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	163,431		142,469
Granted	25,440	$46.35	25,062	$43.05
Forfeited/Vested	(17,050)		(6,200)
Outstanding at June 30	171,821		161,331

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.4 million for both the six month periods ended June 30, 2015 and 2014.

The Company maintains two frozen defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Company made contributions of approximately $0.2 million to the Defined Benefit Plans during each of the six months ended June 30, 2015 and 2014, respectively.

The following table presents the components of the net periodic pension cost of the Defined Benefit Plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Components of net periodic cost:
Interest cost	$203	$209	$465	$425
Expected return on plan assets	(234)	(252)	(523)	(527)
Net amortization and deferral	244	150	471	388
Net Periodic Pension Cost	$213	$107	$413	$286

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

	June 30, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$180,299	$175,312
Commercial real estate	82,666	50,298
Other commitments	150,817	145,283
Standby letters of credit	4,956	4,592
Commercial letters of credit	2,520	1,991

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

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2013	$(2,880)	$(2,110)	$(4,990)

Other comprehensive income before reclassifications	—	3,050	3,050
Amounts reclassified from other comprehensive loss	—	(569)	(569)
	—	2,481	2,481

Balance at June 30, 2014	$(2,880)	$371	$(2,509)

Balance at December 31, 2014	$(5,349)	$1,190	$(4,159)

Other comprehensive income before reclassifications	—	611	611
Amounts reclassified from other comprehensive loss	—	(1,344)	(1,344)
	—	(733)	(733)

Balance at June 30, 2015	$(5,349)	$457	$(4,892)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Statements
	2015	2014	2015	2014	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(2,116)	$(818)	$(2,130)	$(901)	Security gains (losses)
Related income tax expense	781	301	786	332	Income tax expense
Net effect on accumulated other comprehensive loss	$(1,335)	$(517)	$(1,344)	$(569)

Note K – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Distributed earnings allocated to common stock	$6,344	$6,178	$12,688	$12,356
Undistributed earnings allocated to common stock	5,505	6,448	16,950	13,931
Net earnings allocated to common shareholders	$11,849	$12,626	$29,638	$26,287

Average shares outstanding	15,104	15,556	15,079	15,583
Effect of dilutive securities:
Warrant outstanding	—	62	—	62
Employee stock awards	23	88	22	93
Shares for diluted earnings per share	15,127	15,706	15,101	15,738

Basic earnings per share	$0.78	$0.81	$1.97	$1.69
Diluted earnings per share	$0.78	$0.80	$1.96	$1.67

During the six months ended June 30, 2015 and 2014, there were no anti-dilutive options outstanding.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2015.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three and six months ended June 30, 2015.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2015
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5	$—	$5	$—
Obligations of states and political subdivisions	38,895	—	38,895	—
Mortgage-backed securities:
U.S. Government agencies	227,702	—	227,702	—
Private label	1,443	—	1,443	—
Trust preferred securities	7,125	—	4,978	2,147
Corporate securities	7,467	—	7,467	—
Marketable equity securities	3,457	3,457	—	—
Investment funds	1,515	1,515	—	—
Derivative assets	6,602	—	6,602	—
Financial Liabilities
Derivative liabilities	6,615	—	6,615	—

Nonrecurring fair value measurements
Impaired loans	$7,193	$—	$—	$7,193	$—
Other real estate owned	6,729	—	—	6,729	(365)

December 31, 2014
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1,827	$—	$1,827	$—
Obligations of states and political subdivisions	42,096	—	42,096	—
Mortgage-backed securities:
U.S. Government agencies	187,328	—	187,328	—
Private label	1,704	—	1,704	—
Trust preferred securities	9,036	—	7,165	1,871
Corporate securities	7,317	—	7,317	—
Marketable equity securities	3,213	3,213	—	—
Investment funds	1,522	1,522	—	—
Derivative assets	10,253	—	10,253	—
Financial Liabilities
Derivative liabilities	10,253	—	10,253	—

Nonrecurring fair value measurements
Impaired loans	$6,517	$—	$—	$6,517	$(153)
Other real estate owned	$8,179	$—	$—	$8,179	$(464)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Six months ended June 30,
	2015	2014
Beginning balance	$1,871	$3,887
Impairment losses on investment securities	—	—
Included in other comprehensive income	276	(1,900)
Dispositions	—	—
Transfers into Level 3	—	—
Ending Balance	$2,147	$1,987

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2015 and 2014, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2015 and 2014, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30,
	2015	2014

Beginning balance	$6,517	$11,714

Loans classified as impaired during the period	797	—
Specific valuation allowance allocations	—	—
	797	—

(Additional) reduction in specific valuation allowance allocations	22	640

Paydowns, payoffs, other activity	(143)	(4,604)

Ending balance	$7,193	$7,750

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
The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	Six months ended June 30,
	2015	2014

Beginning balance	$8,179	$8,470

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,862	3,264
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	1,862	3,264

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	2,477	480
Fair value	2,112	106
Write-downs included in other non-interest expense	(365)	(374)

Disposed	(2,947)	(2,232)

Ending balance	$6,729	$9,128

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Cash and cash equivalents	$153,424	$153,424	$153,424	$—	$—
Securities available-for-sale	287,609	287,609	4,972	280,490	2,147
Securities held-to-maturity	84,082	86,561	—	86,561	—
Other securities	9,926	9,926	—	9,926	—
Net loans	2,663,648	2,669,438	—	—	2,669,438
Accrued interest receivable	7,838	7,838	7,838	—	—
Derivative assets	6,602	6,602	—	6,602	—

Liabilities:
Deposits	2,902,683	2,908,478	1,905,296	1,003,182	—
Short-term debt	153,171	153,177	—	153,177	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	6,615	6,615	—	6,615	—

December 31, 2014
Assets:
Cash and cash equivalents	148,228	148,228	148,228	—	—
Securities available-for-sale	254,043	254,043	4,735	247,437	1,871
Securities held-to-maturity	90,786	94,191	—	94,191	—
Other securities	9,857	9,857	—	9,857	—
Net loans	2,631,916	2,638,911	—	—	2,638,911
Accrued interest receivable	6,826	6,826	6,826	—	—
Derivative assets	10,253	10,253	—	10,253	—

Liabilities:
Deposits	2,872,787	2,879,126	1,846,124	1,033,002	—
Short-term debt	134,931	134,934	—	134,934	—
Long-term debt	16,495	16,464	—	16,464	—
Derivative liabilities	10,253	10,253	—	10,253	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2013.

On a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other-than-temporarily impaired.  Management considers the following, amongst other things, in its determination of the nature of the unrealized losses, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that (i) the declines in fair value are temporary, driven by fluctuations in the interest rate environment and not due to the creditworthiness of the issuers, (ii) the Company does not have the intent to sell any of the securities classified as available for sale, and (iii) it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in future periods.  No impairment charges were recognized during the three and six months ended June 30, 2015 as a result of this review.  The Company continues to actively monitor the market values of these investments along with the financial strength of the issuers behind these securities, as well as our entire investment portfolio.

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

Financial Summary

Six months ended June 30, 2015 vs. 2014

The Company reported consolidated net income of $30.0 million, or $1.96 per diluted common share, for the six months ended June 30, 2015, compared to $26.6 million, or $1.67 per diluted common share, for the six months ended June 30, 2014. Return on average assets (“ROA”) was 1.69% and return on average equity (“ROE”) was 14.7% for the six months ended June 30, 2015 compared to 1.57% and 13.4%, respectively, for the six months ended June 30, 2014.

The Company’s net interest income for the first six months of 2015 decreased $0.7 million compared to the first six months of 2014 (see Net Interest Income). The Company recorded a provision for loan losses of $3.7 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $10.0 million.  Non-interest expenses for the six months ended June 30, 2015 decreased $1.3 million from the six months ended June 30, 2014.

Three months ended June 30, 2015 vs. 2014

The Company reported consolidated net income of $12.0 million, or $0.78 per diluted common share, for the three months ended June 30, 2015, compared to $12.8 million, or $0.80 per diluted common share, for the three months ended June 30, 2014. Return on average assets (“ROA”) was 1.34% and return on average equity (“ROE”) was 11.6% for the three months ended June 30, 2015 compared to 1.50% and 12.8%, respectively, for the three months ended June 30, 2014.

The Company’s net interest income for the second quarter of 2015 decreased $0.1 million compared to the second quarter of 2014 (see Net Interest Income). The Company recorded a provision for loan losses of $2.8 million for the second quarter of 2015 compared to $0.4 million for the second quarter of 2014 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.3 million from the three months ended June 30, 2014.  Non-interest expenses for the three months ended June 30, 2015 decreased $1.1 million from the three months ended June 30, 2014.

Net Interest Income

Six months ended June 30, 2015 vs. 2014
The Company’s tax equivalent net interest income decreased $0.7 million, or 1.2%, from $59.2 million for the six months ended June 30, 2014 to $58.5 million for the six months ended June 30, 2015. The Company’s reported net interest margin decreased from 4.05% for the six months ended June 30, 2014 to 3.90% for the six months ended June 30, 2015. Accretion was $3.6 million for the six months ended June 30, 2014 and $4.1 million for the six months ended June 30, 2015. The Company’s tax equivalent net interest income excluding accretion decreased $1.1 million, or 2.07%, from $55.6 million for the six months ended June 30, 2014 to $54.4 million for the six months ended June 30, 2015. Excluding the favorable impact of the accretion, the net interest margin for the six months ended June 30, 2015 and 2014 would have been 3.63% and 3.80%, respectively. An important factor in this decrease is that City continues to originate a significant portion of its commercial loans based on WSJ Prime or LIBOR. In addition, the Company has elected to keep fixed rate investment security balances at approximately 10% of total assets and allow cash balances to increase. By taking these measures, the Company believes that it has positioned its balance sheet to benefit from a rising rate environment.
Three months ended June 30, 2015 vs. 2014
The Company’s tax equivalent net interest income decreased $0.1 million, or 0.3%, from $29.0 million for the three months ended June 30, 2014 to $28.9 million for the three months ended June 30, 2015. The Company’s reported net interest margin decreased from 3.95% for the three months ended June 30, 2014 to 3.82% for the three months ended June 30, 2015. Accretion was $1.5 million for the three months ended June 30, 2014 and $1.6 million for the three months ended June 30, 2015. The Company’s tax equivalent net interest income excluding accretion decreased $0.2 million, or 0.7%, from $27.5 million for the three months ended June 30, 2014 to $27.3 million for the three months ended June 30, 2015. Excluding the favorable impact of the accretion, the net interest margin for the three months ended June 30, 2015 and 2014 would have been 3.60% and 3.75%, respectively. An important factor in this decrease is that City continues to originate a significant portion of its commercial loans based on WSJ Prime or LIBOR. In addition, the Company has elected to keep fixed rate investment security balances at approximately 10% of total assets and allow cash balances to increase. By taking these measures, the Company believes that it has positioned its balance sheet to benefit from a rising rate environment.
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

	Virginia Savings		Community
Year Ended	Loan Accretion	Certificates of Deposit	Loan Accretion	Certificates of Deposit	Total

1Q 2015	123	129	2,158	40	2,450
2Q 2015	189	129	1,249	40	1,607
Remainder 2015 (estimated)	204	259	1,172	80	1,715
2016 (estimated)	269	497	1,399	48	2,213
2017 (estimated)	140	—	1,047	—	1,187

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Six months ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,444,904	$28,637	4.00%	$1,358,564	$27,442	4.07%
Commercial, financial, and agriculture(2)	1,154,797	26,289	4.59	1,155,235	27,496	4.80
Installment loans to individuals(2),(3)	47,801	2,320	9.79	53,340	2,275	8.60
Previously securitized loans(4)	***	954	***	***	1,142	***
Total loans	2,647,502	58,200	4.43	2,567,139	58,355	4.58
Securities:
Taxable	334,494	5,353	3.23	345,699	5,933	3.46
Tax-exempt(5)	28,992	816	5.68	27,424	859	6.32
Total securities	363,486	6,169	3.42	373,123	6,792	3.67
Deposits in depository institutions	9,722	—	—	8,970	—	—
Total interest-earning assets	3,020,710	64,369	4.30	2,949,232	65,147	4.45
Cash and due from banks	225,727			137,232
Bank premises and equipment	77,152			81,635
Other assets	244,578			246,804
Less: allowance for loan losses	(20,724)			(21,347)
Total assets	$3,547,443			$3,393,556
Liabilities
Interest-bearing demand deposits	$642,431	$257	0.08%	$611,139	$341	0.11%
Savings deposits	701,907	355	0.10	626,610	407	0.13
Time deposits(2)	1,013,883	4,828	0.96	1,060,887	4,742	0.90
Short-term borrowings	139,676	167	0.24	126,067	160	0.26
Long-term debt	16,495	303	3.70	16,495	301	3.68
Total interest-bearing liabilities	2,514,392	5,910	0.47	2,441,198	5,951	0.49
Noninterest-bearing demand deposits	578,570			522,472
Other liabilities	46,112			33,717
Stockholders’ equity	408,369			396,169
Total liabilities and stockholders’ equity	$3,547,443			$3,393,556
Net interest income		$58,459			$59,196
Net yield on earning assets			3.90%			4.05%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Six months ended June 30, 2015
		Virginia Savings	Community	Total
	Residential real estate	$151	$289	$440
	Commercial, financial and agriculture	106	3,000	3,106
	Installment loans to individuals	55	117	172
	Time deposits	259	80	339
		$571	$3,486	$4,057

		Six months ended June 30, 2014
		Virginia Savings	Community	Total
	Residential real estate	$258	$258	$516
	Commercial, financial and agriculture	255	2,039	2,294
	Installment loans to individuals	70	354	424
	Time deposits	266	145	411
		$849	$2,796	$3,645

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Six months ended June 30, 2015 vs. 2014
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,744	$(549)	$1,195
Commercial, financial, and agriculture	(10)	(1,197)	(1,207)
Installment loans to individual	(236)	281	45
Previously securitized loans	—	(188)	(188)
Total loans	1,498	(1,653)	(155)
Securities:
Taxable	(192)	(388)	(580)
Tax-exempt(1)	49	(92)	(43)
Total securities	(143)	(480)	(623)
Total interest-earning assets	$1,355	$(2,133)	$(778)
Interest-bearing liabilities:
Interest-bearing demand deposits	$17	$(101)	$(84)
Savings deposits	49	(101)	(52)
Time deposits	(210)	296	86
Short-term borrowings	17	(10)	7
Long-term debt	—	2	2
Total interest-bearing liabilities	$(127)	$86	$(41)
Net Interest Income	$1,482	$(2,219)	$(737)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,453,000	$14,437	3.99%	$1,366,485	$13,696	4.02%
Commercial, financial, and agriculture(2)	1,159,741	12,703	4.39	1,143,001	13,260	4.65
Installment loans to individuals(2),(3)	45,743	1,170	10.26	54,115	1,097	8.13
Previously securitized loans(4)	***	502	***	***	568	***
Total loans	2,658,484	28,812	4.35	2,563,601	28,621	4.48
Securities:
Taxable	341,723	2,641	3.10	345,419	2,930	3.40
Tax-exempt(5)	29,501	411	5.59	27,343	428	6.28
Total securities	371,224	3,052	3.30	372,762	3,358	3.61
Deposits in depository institutions	10,468	—	—	9,108	—	—
Total interest-earning assets	3,040,176	31,864	4.20	2,945,471	31,979	4.35
Cash and due from banks	229,009			149,111
Bank premises and equipment	76,671			81,061
Other assets	244,661			247,510
Less: allowance for loan losses	(20,789)			(21,474)
Total assets	$3,569,728			$3,401,679
Liabilities
Interest-bearing demand deposits	$647,991	$125	0.08%	$610,489	$165	0.11%
Savings deposits	709,034	174	0.10	634,718	198	0.13
Time deposits(2)	1,006,376	2,400	0.96	1,051,811	2,374	0.91
Short-term borrowings	149,785	85	0.23	133,282	85	0.26
Long-term debt	16,495	153	3.72	16,495	151	3.67
Total interest-bearing liabilities	2,529,681	2,937	0.47	2,446,795	2,973	0.49
Noninterest-bearing demand deposits	585,720			527,679
Other liabilities	42,273			28,783
Stockholders’ equity	412,054			398,422
Total liabilities and stockholders’ equity	$3,569,728			$3,401,679
Net interest income		$28,927			$29,006
Net yield on earning assets			3.82%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings and Community:
		Three months ended June 30, 2015
		Virginia Savings	Community	Total
	Residential real estate	$87	$156	$243
	Commercial, financial and agriculture	78	1,042	1,120
	Installment loans to individuals	25	50	75
	Time deposits	129	40	169
		$319	$1,288	$1,607

		Three months ended June 30, 2014
		Virginia Savings	Community	Total
	Residential real estate	$107	$143	$250
	Commercial, financial and agriculture	141	715	856
	Installment loans to individuals	36	165	201
	Time deposits	135	52	187
		$419	$1,075	$1,494

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended June 30, 2015 vs. 2014
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$867	$(126)	$741
Commercial, financial, and agriculture	194	(751)	(557)
Installment loans to individual	(170)	243	73
Previously securitized loans	—	(66)	(66)
Total loans	891	(700)	191
Securities:
Taxable	(31)	(258)	(289)
Tax-exempt(1)	34	(51)	(17)
Total securities	3	(309)	(306)
Total interest-earning assets	$894	$(1,009)	$(115)
Interest-bearing liabilities:
Interest-bearing demand deposits	$10	$(50)	$(40)
Savings deposits	23	(47)	(24)
Time deposits	(103)	129	26
Short-term borrowings	11	(11)	—
Long-term debt	—	2	2
Total interest-bearing liabilities	$(59)	$23	$(36)
Net Interest Income	$953	$(1,032)	$(79)

Loans

The composition of the Company’s loan portfolio as of the dates indicated follows:

Table Five
Loan Portfolio
(In thousands)

	June 30, 2015	December 31, 2014	June 30, 2014
Residential real estate	$1,325,453	$1,294,576	$1,242,972
Home equity – junior liens	143,772	145,604	145,452
Commercial and industrial	142,065	140,548	158,164
Commercial real estate	1,032,333	1,028,831	984,830
Consumer	37,555	39,705	42,858
DDA overdrafts	3,279	2,802	3,501
Total loans	$2,684,457	$2,652,066	$2,577,777

Loan balances increased $32.4 million from December 31, 2014 to June 30, 2015. Residential real estate loans increased $30.9 million, or 2.4%, from December 31, 2014 to June 30, 2015.   Residential real estate loans primarily consist of: (i) single-family 3 and 5 year adjustable rate mortgages with terms that amortize the loans over periods from 15-30 years and (ii) home equity loans secured by first liens.  The Company’s mortgage products do not include sub-prime, interest only, or option adjustable rate mortgage products.  The Company’s home equity loans are underwritten differently than 1-4 family residential mortgages with typically less documentation but lower loan-to-value ratios.  Home equity loans consist of lines of credit, short-term fixed amortizing loans and non-purchase adjustable rate loans.  At June 30, 2015, $15.4 million of the residential real estate loans were for properties under construction.

Junior lien home equity loans decreased $1.8 million during the first six months of 2015.  Junior lien home equity loans consist of lines of credit, short-term fixed amortizing loans, and non-purchase adjustable rate loans with second or lower lien positions.

Commercial real estate loans increased $3.5 million, or 0.3%, from December 31, 2014 to June 30, 2015.  At June 30, 2015, $4.0 million of the commercial real estate loans were for commercial properties under construction. Commercial and industrial loans (“C&I”) increased $1.5 million from December 31, 2014 to June 30, 2015.

Consumer loans decreased $2.2 million during the first six months of 2015.  The consumer loan portfolio primarily consists of new and used automobile loans, personal loans secured by cash and cash equivalents, unsecured revolving credit products, and other similar types of credit facilities. The Company strategically decided to reduce consumer loans due to the acquisition of an indirect portfolio of loans associated with Community. These loans have higher loss percentages compared to the Company's historical consumer portfolio. Excluding the Community loans, consumer loans decrease $0.3 million.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.7 million in the first six months of 2015 and $1.8 million in the first six months of 2014.  The provision for loan losses recorded in 2015 reflects difficulties of certain commercial borrowers of the Company during the first six months of 2015, including difficulties encountered by a certain commercial borrower of the Company engaged in the mining and energy sectors (per the North American Industry Classification System (NAICS)) and a charge-off related to a specific credit of said borrower and management’s assessment of the impact of these difficulties on the ultimate collectibility of the loans. In addition, as a result of this loss, the historical loss rates used to compute the allowance not specifically allocated to individual credits for loans in our commercial and industrial mining and energy sector increased which resulted in an increase in the provision for the first six months of 2015. The first six months of 2015 also includes $0.5 million of provision expense related to purchased credit impaired loans.

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

The Company had net charge-offs of $3.1 million for the first six months of 2015 and $1.8 million for the first six months of 2014.  Net charge-offs in the first six months of 2015 consisted primarily of net charge-offs on commercial and industrial loans of $2.0 million and residential real estate loans of $0.5 million.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 0.90% at December 31, 2014 to 0.84% at June 30, 2015.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations.

The ALLL was $20.8 million at June 30, 2015 and $20.2 million at December 31, 2014.  Below is a summary of the changes in the components of the ALLL from December 31, 2014 to June 30, 2015.

The allowance allocated to the commercial real estate loan portfolio (see Table Nine) decreased $0.3 million, or 3.63%, from $8.9 million at December 31, 2014 to $8.6 million at June 30, 2015. This decrease is due to a decrease in historical loss rates for loans evaluated for impairment collectively.

The allowance related to the commercial and industrial loan portfolio increased $1.2 million from $1.6 million at December 31, 2014 to $2.8 million at June 30, 2015 (see Table Nine). This increase is due to an increase in loans classified as special mention as of June 30, 2015 and an increase in historical loss rates used for loans evaluated for impairment collectively.

The allowance allocated to the residential real estate portfolio (see Table Nine) decreased modestly from $7.2 million at December 31, 2014 to $7.1 million at June 30, 2015.

The allowance allocated to the home equity loan portfolio (see Table Nine) remained flat at $1.5 million at December 31, 2014 and June 30, 2015.

The allowance allocated to the consumer loan portfolio (see Table Nine) remained flat at $0.1 million at December 31, 2014 and June 30, 2015.

The allowance allocated to overdraft deposit accounts (see Table Nine) decreased modestly from $0.9 million at December 31, 2014 to $0.8 million at June 30, 2015.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2015, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses
(In thousands)

	Six months ended June 30,		Year ended December 31,
	2015	2014	2014
Balance at beginning of period	$20,150	$20,575	$20,575
Charge-offs:
Commercial and industrial	(1,992)	(5)	(323)
Commercial real estate	(276)	(969)	(1,925)
Residential real estate	(529)	(743)	(1,762)
Home equity	(108)	(146)	(309)
Consumer	(143)	(122)	(188)
DDA overdrafts	(624)	(662)	(1,415)
Total charge-offs	(3,672)	(2,647)	(5,922)
Recoveries:
Commercial and industrial	27	81	89
Commercial real estate	31	83	113
Residential real estate	64	63	187
Home equity	—	—	—
Consumer	79	129	204
DDA overdrafts	406	454	850
Total recoveries	607	810	1,443
Net charge-offs	(3,065)	(1,837)	(4,479)
Provision for purchased credit impaired loans	545	138	3,771
Provision for loan losses	3,179	1,660	283
Balance at end of period	$20,809	$20,536	$20,150
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.23%	0.14%	0.17%
Provision for loan losses (annualized)	0.28%	0.14%	0.16%
As a Percent of Non-Performing Loans:
Allowance for loan losses	130.98%	106.86%	128.10%

Table Seven
Non-Accrual, Past-Due and Restructured Loans
(In thousands)

	As of June 30,		December 31,
	2015	2014	2014
Non-accrual loans	$15,623	$18,423	$15,307
Accruing loans past due 90 days or more	264	794	423
Total non-performing loans	15,887	19,217	15,730

The average recorded investment in impaired loans during the six months ended June 30, 2015 and 2014 was $9.5 million and $10.9 million, respectively.  The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for both the six months ended June 30, 2015 and June 30, 2014.  Approximately $0.4 million and $0.2 million of interest income would have been recognized during the six months ended June 30, 2015 and June 30, 2014, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2015.

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

Table Eight
Impaired Loans
(In thousands)

	As of June 30,		As of December 31,
	2015	2014	2014
Impaired loans with a valuation allowance	$1,346	$1,403	$1,392
Impaired loans with no valuation allowance	6,077	6,587	5,377
Total impaired loans	$7,423	$7,990	$6,769
Allowance for loan losses allocated to impaired loans	$229	$240	$252

Table Nine
Allocation of the Allowance for Loan Losses
(In thousands)

	As of June 30,		As of December 31,
	2015	2014	2014
Commercial and industrial	$2,772	$1,105	$1,582
Commercial real estate	8,597	10,397	8,921
Residential real estate	7,075	6,464	7,208
Home equity	1,493	1,443	1,495
Consumer	120	81	85
DDA overdrafts	752	1,046	859
Allowance for Loan Losses	$20,809	$20,536	$20,150

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2015 vs. 2014
(In millions)

	Six months ended June 30,
	2015	2014	$ Change	% Change

Gains on sale of investment securities	$2.1	$0.9	$1.2	133.3%
Non-interest income, excluding gains on sale of investment securities	37.3	28.5	8.8	30.9%
Non-interest expense	46.4	47.7	(1.3)	(2.7)%

Non-Interest Income: During the first six months of 2015 the Company realized investment gains of $2.1 million from the call of trust preferred securities which represented a partial recovery of impairment charges previously recognized. Effective January 1, 2015, the Company sold its insurance operations, CityInsurance, which resulted in a pre-tax gain of $11.1 million. Exclusive of this gain and the investment security gains, non-interest income declined from $28.5 million million for the first six months of 2014 to $26.2 million million for the first six months of 2015.  The primary reason for this decline was the sale of

CityInsurance which had insurance commission revenues of $3.3 million in the first six months of 2014. In addition, service charges decreased $0.4 million (3.0%), from the first six months of 2014 to $12.5 million in the first six months of 2015. These decreases were partially offset by increases in bankcard revenues of $0.6 million (7.4%), other income of $0.6 million (50.9%), and trust and investment management fee income of $0.3 million (11.8%).

Non-Interest Expense: Non-interest expenses decreased $1.3 million, from $47.7 million in the first six months of 2014 to $46.4 million in the first six months of 2015. This drop was largely due to a decline in salaries and employee benefit expense of $1.7 million, or 6.7%, to $24.4 million, due to a reduction in the Company’s salary expense as a result of the sale of CityInsurance. This decrease was partially offset by an increase in other expenses of $0.4 million to $5.5 million. During the first six months of 2014, the Company’s non-income based taxes decreased due to the recognition of a previously unrecognized tax position due to the close of the statute of limitations for a previous tax year and was discrete to the first quarter of 2014.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2015 was 36.9% compared to 31.4% for the year ended December 31, 2014, and 31.7% for the six months ended June 30, 2014.  As noted previously, the Company sold CityInsurance in the first quarter of 2015. As a result of differences between the book and tax basis of the assets that were sold, the Company’s income tax expense increased by $1.1 million. During the first six months of 2014, the Company reduced income tax expense due to the recognition of previously unrecognized tax position resulting from the close of the statute of limitations for a previous tax year. Exclusive of the sale of CityInsurance in the first six months of 2015 and the discrete item recognized in the first six months of 2014, the Company’s tax rate from operations was 33.5% and 33.6%, for the year to date periods ended June 30, 2015 and June 30, 2014, respectively.

Three months ended June 30, 2015 vs. 2014
(In millions)

	Three months ended June 30,
	2015	2014	$ Change	% Change

Gains on sale of investment securities	2.1	0.8	$1.3	162.5%
Non-interest income, excluding gains on sale of investment securities	13.3	14.3	(1.0)	(7.0)%
Non-interest expense	23.2	24.3	(1.1)	(4.5)%

Non-Interest Income: During the second quarter of 2015, the Company realized investment gains of $2.1 million from the call of trust preferred securities which represented a partial recovery of impairment charges previously recognized. Excluding investment security gains, non-interest income declined from $14.3 million for the three months ended June 30, 2014 to $13.3 million for the three months ended June 30, 2015. The primary reason for this decline was the sale of CityInsurance which had insurance commission revenues of $1.3 million in the three months ended June 30, 2014.

Non-Interest Expense: Non-interest expenses decreased $1.1 million, from $24.3 million in the three months ended June 30, 2014 to $23.2 million in the three months ended June 30, 2015. This decline was largely due to a decrease in salaries and employee benefit expense of $0.8 million, or 6.0%, to $12.2 million, due to a reduction in the Company’s salary expense as a result of the sale of CityInsurance.

Income Tax Expense: The Company’s effective income tax rate for the three months ended June 30, 2015 was 33.8% compared to 31.4% for the year ended December 31, 2014, and 33.7% for the three months ended June 30, 2014.  The effective rate is based upon the Company's expected tax rate for the year ending December 31, 2015.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months	Estimated Increase (Decrease) in Economic Value of Equity
June 30, 2015
+400	4.25%	+2.7%	(1.5)%
+300	3.25	+4.8	+3.1
+200	2.25	+5.0	+5.4
+100	1.25	+2.4	+3.4
December 31, 2014
+400	4.25%	+2.8%	(4.1)%
+300	3.25	+4.9	+1.8
+200	2.25	+5.0	+4.9
+100	1.25	+1.9	+2.9

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("Parent Company") level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2015, City National could pay dividends up to $42.3 million plus net profits for the remainder of 2015, as defined by statute, up to the dividend declaration date without prior regulatory permission.

The Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) remit interest payments on the Company’s junior subordinated debentures.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.6 million on the Debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. The Parent Company anticipates continuing the payment of dividends on its common stock, which are expected to approximate $25.7 million on an annualized basis over the next 12 months based on common shareholders of record at June 30, 2015.  In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $2.0 million of additional cash over the next 12 months. As of June 30, 2015, the Parent Company reported a cash balance of $14.2 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2015, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2015, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 75.8% as of June 30, 2015 and deposit balances fund 82.6% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $381.6 million at June 30, 2015, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $169.7 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 54.2% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $10.4 million of cash from operating activities during the first six months of 2015, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $44.1 million of cash in investing activities during the first six months of 2015 primarily to increase loans outstanding and for the purchase of available-for-sale securities, partially offset by the proceeds from maturities of available-for-sale securities and the sale of CityInsurance. The Company generated $38.9 million of cash in financing activities during the first six months of 2015, principally a result of an increase in interest-bearing deposits and short-term borrowings. The Company received cash of $1.9 million as a result of the exercise of warrants during the first six months of 2015.

On May 29, 2015, City National Bank of West Virginia (“City National”), a wholly-owned subsidiary of City Holding Company, entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with American Founders Bank, Inc. (“AFB”), a wholly-owned subsidiary of Financial Holdings, Inc., pursuant to which City National will purchase AFB’s three Lexington, Kentucky branch locations (the “Acquisition”). Under the terms of the Purchase Agreement, City

National will acquire $125 million in performing loans and will assume deposit liabilities of approximately $164 million. City National will pay AFB a deposit premium of 5.5% on non-time deposits, and 1.0% on premium loan balances acquired.

Capital Resources

During the first six months of 2015, Shareholders’ Equity increased $20.4 million, or 5.2%, from $390.9 million at December 31, 2014 to $411.2 million at June 30, 2015.  This increase was primarily due to net income of $30.0 million, partially offset by dividends declared of $12.8 million.

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

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company’s regulatory capital ratios for both City Holding and City National as illustrated in the following tables
(in thousands):

June 30, 2015	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$346,979	14.2%	$110,198	4.5%	$171,419	7.0%	$159,175	6.5%
City National Bank	298,387	12.3	109,513	4.5	170,354	7.0	158,185	6.5
Tier I Capital
City Holding Company	362,979	14.8	146,931	6.0	208,152	8.5	195,908	8.0
City National Bank	322,327	13.2	146,017	6.0	206,858	8.5	194,690	8.0
Total Capital
City Holding Company	384,388	15.7	195,908	8.0	257,129	10.5	244,885	10.0
City National Bank	343,144	14.1	194,690	8.0	255,530	10.5	243,362	10.0
Tier I Leverage Ratio
City Holding Company	362,979	10.4	139,867	4.0	139,867	4.0	174,834	5.0
City National Bank	322,327	9.3	139,274	4.0	139,274	4.0	174,092	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2014:	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

Tier I Capital
City Holding Company	$333,163	13.4%	$99,723	4.0%	$149,585	6.0%
City National Bank	294,870	11.9	99,037	4.0	148,556	6.0
Total Capital
City Holding Company	353,873	14.2	199,446	8.0	249,308	10.0
City National Bank	315,095	12.7	198,074	8.0	247,593	10.0
Tier I Leverage Ratio
City Holding Company	333,163	9.9	134,721	4.0	168,402	5.0
City National Bank	294,870	8.8	133,991	4.0	167,489	5.0

As of June 30, 2015, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2015, management believes that City Holding and City National meet all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
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

Date: August 6, 2015