Form 10-K
period 2015-12-31
CITY HOLDING CO
filed 2016-03-02
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2015
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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market was approximately $720.5 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not  be deemed to be conclusive for any other purpose.)

As of February 29, 2016, there were 14,981,420 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2015 are incorporated by reference into Part 1, Item1 and Part II, Items 6, 7, 7A, and 8.  Portions of the Proxy Statement for the 2016 annual shareholders’ meeting to be held on April 27, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such information involves risks and uncertainties that could cause the Company’s actual results to differ from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “Risk Factors” and the following: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3)  the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our  financial condition and results of operations; (12) the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective business; and (13) the impact of new minimum capital thresholds established as a part of the implementation of Basel III capital reforms.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I

Item 1.Business

City Holding Company (the “Company” or "City Holding") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National provides banking, trust and investment management and other financial solutions through its network of 85 banking offices and 853 full-time equivalent associates located in the states of West Virginia, Virginia, eastern Kentucky and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

The principal products produced and services rendered by City National include:

•
Commercial Banking - City National offers a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of business purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. City National also provides deposit services for commercial customers, including treasury management, lockbox and other cash management services. City National provides merchant credit card services through an agreement with a third party vendor.

•
Consumer Banking - City National provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposit and individual retirement accounts. In addition, City National provides consumers with installment and real estate loans and lines of credit. City National also offers credit cards through an agreement with a third party vendor.

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

On January 9, 2015, City National sold its insurance operations, CityInsurance, to The Hilb Group, effective January 1, 2015. As a result of this sale, the Company recognized a one-time, after tax gain of $5.8 million.

On November 6, 2015, the Company consummated the acquisition of three branch locations from American Founders Bank, Inc.’s (“AFB”) located in Lexington, Kentucky. The Company acquired approximately $119 million in performing loans and assumed deposit liabilities of approximately $145 million. The Company paid AFB a deposit premium of 5.5% on non-time deposits, and 1.0% on premium loan balances acquired.

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2015, approximately 53% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

The Company’s business is not seasonal and has no significant foreign sources or applications of funds.  There are no anticipated material capital expenditures, or any expected material effects on earnings or the Company’s competitive position as a result of compliance with federal, state and local provisions enacted or adopted relating to environmental protection.

City National’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans and demand deposit account ("DDA") overdrafts.

The commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers primarily in small to mid-size industrial and commercial companies. Commercial and industrial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  As of December 31, 2015, City National reported $165.9 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2015, City National reported $1.13 billion of loans classified as “Commercial Real Estate.”

City National diversifies risk within the commercial and industrial and commercial real estate portfolios by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of all larger balance commercial loans by the loan committee prior to approval.

City National categorizes commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2015, City National did not have any single industry classification that exceeded 10% of total loans; however, approximately 20% of City National's commercial loans are within the Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings classifications.

     Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans that allow consumers to borrower against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on City National's balance sheet and City National does not retain the servicing rights to these loans.  Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities. As of December 31, 2015, City National reported $1.38 billion of loans classified as “Residential Real Estate.”

City National's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrower against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made. As of December 31, 2015, City National reported $147.0 million of loans classified as “Home Equity.”

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines; while adjustable rate loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2015, City National reported $36.1 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2015, City National reported $3.4 million of loans classified as “DDA Overdrafts.”

City National’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the Board of Directors. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities in City National's primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program. The above guidelines are adhered to and subject to the experience, background and personal judgment of the loan officer assigned to the loan application.

Market Area

City National operates a network of 85 branch offices primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia; and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City's branch network includes 57 offices in West Virginia, 14 offices in Virginia, 11 offices in Kentucky and 3 offices in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Lexington (KY).

City National has approximately 11% of the deposit market share in the counties of West Virginia it serves. In Kentucky, City National has approximately 2% of the deposit market share in the counties in its eleven offices serve. In Ohio, City National has approximately 13% of the deposit market share in the county in its three offices serve. In Virginia, City National has approximately 11% of the deposit market share along the I-81 corridor in which thirteen offices serve.

According to the most recent U.S. Census Bureau estimates, in the counties where City National's offices are located, West Virginia’s population was approximately 1.0 million and has increased 1.0% since 2010.  The population in the counties that City National serves in Kentucky icreased 2.8% since 2010 and in Lawrence County, Ohio, where City National's three offices are located, the population has decreased 1.3% since 2010. The population in the counties City National serves in Virginia along the I-81 corridor have increased 2.6% since 2010, which is more comparable to the national average increase of approximately 3.3%.

Competition

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Kentucky and Ohio and in Virginia. The majority of the Company’s banking offices are located in the areas of Charleston (WV), Huntington (WV), Beckley (WV), Lewisburg (WV), Martinsburg (WV), Lexington (KY) and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposits, credit and trust and investment management customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company and its subsidiaries faces to retain and attract customers.

Regulation and Supervision

Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and regulations to which the Company and City National are subject and the potential impact of such provisions.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund and are not intended to protect the Company’s security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statute and/or regulation.

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

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Under the BHCA, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include, among other things, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

The Company and its subsidiary bank and non-financial subsidiaries are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates are also subject to various collateral requirements. Further, the authority of City National to extend credit to the Company's directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans City National may make to directors and other insiders, and specify approval procedures that must be followed in making loans that exceed certain amounts.

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.  City National received a "satisfactory" rating on its most recent CRA examination in 2015.

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that accomplish the following:

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

In 2013, the Consumer Financial Protection Bureau (the "CFPB") issued eight final regulations governing mainly consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule imposes additional requirements on banks, including rules designed to require banks to ensure borrowers' ability to repay their mortgage and took effect January 10, 2014. The same day, the CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth In Lending Act. On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six federal agencies including the CFPB, issued an interagency rule on appraisals for higher-priced mortgage loans. On November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth In Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by August 1, 2015.

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

Prior to January 1, 2015, the risk-based capital standard applicable to City Holding and City National were based on Basel I. Those capital adequacy guidelines generally required bank holding companies to maintain total capital equal to at least 8% of total risk-adjusted assets, with at least one-half of total capital consisting of core capital (i.e., Tier 1 capital) and the remaining amount consisting of “other” capital-eligible items (i.e., Tier II capital), such as perpetual preferred stock, certain subordinated debt, and, subject to limitations, the allowance for loan losses. Tier 1 capital generally included common stockholders’ equity plus, within certain limitations, perpetual preferred stock and trust preferred securities. For purposes of computing risk-based capital ratios, bank holding companies must have met specific capital guidelines that involved quantitative measures of assets, liabilities and certain off-balance sheet items, calculated under regulatory accounting practices. City Holding’s and City National’s capital amounts and classifications were also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition to total and Tier 1 capital requirements, regulatory authorities also required bank holding companies and insured depository institutions to maintain a minimum leverage capital ratio of 3%. The leverage ratio was determined as the ratio of Tier 1 capital to total average assets, where average assets exclude goodwill, other intangibles, and other specifically excluded assets. The guidelines also provided that banking organizations that were experiencing internal growth or making acquisitions would be expected to maintain strong capital positions substantially above the minimum supervisory levels. In those instances where these criteria were not evident, regulatory authorities expect, and may have required, bank holding companies and insured depository institutions to maintain higher than minimum capital levels.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET 1") capital ratio of 4.5% and a total capital to risk-adjusted assets ratio of 8.0%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier 1 leverage ratio of 6.0%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET 1, total capital, Tier 1 capital, and leverage ratios of 4.5%, 8.0%, 6.0%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET 1, total capital, Tier 1 capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain (i) a minimum ratio of CET 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

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

The Company’s regulatory capital ratios for both City Holding and City National as illustrated in the following tables (dollars in thousands):

December 31, 2015	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$345,620	13.7%	$113,919	4.5%	$177,207	7.0%	$164,549	6.5%
City National Bank	264,812	10.5%	113,209	4.5%	176,103	7.0%	163,524	6.5%
Tier 1 Capital
City Holding Company	361,620	14.3%	151,891	6.0%	215,180	8.5%	202,522	8.0%
City National Bank	288,752	11.5%	150,945	6.0%	213,839	8.5%	201,260	8.0%
Total Capital
City Holding Company	382,180	15.1%	202,522	8.0%	265,810	10.5%	253,152	10.0%
City National Bank	308,804	12.3%	201,260	8.0%	264,154	10.5%	251,575	10.0%
Tier 1 Leverage Ratio
City Holding Company	361,620	10.2%	142,521	4.0%	142,521	4.0%	178,151	5.0%
City National Bank	288,752	8.1%	141,874	4.0%	141,874	4.0%	177,343	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2014:	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

Tier 1 Capital
City Holding Company	$333,163	13.4%	$99,723	4.0%	$149,585	6.0%
City National Bank	294,870	11.9%	99,037	4.0%	148,556	6.0%
Total Capital
City Holding Company	353,873	14.2%	199,446	8.0%	249,308	10.0%
City National Bank	315,095	12.7%	198,074	8.0%	247,593	10.0%
Tier 1 Leverage Ratio
City Holding Company	333,163	9.9%	134,721	4.0%	168,402	5.0%
City National Bank	294,870	8.8%	133,991	4.0%	167,489	5.0%

Management believes that, as of December 31, 2015, City Holding and City National would meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

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

At December 31, 2015, City National could pay dividends up to $18.2 million without prior regulatory permission.  No dividends were paid in 2015 that required regulatory approval. During 2015, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures and (3) fund the repurchases of the Company's common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2016.

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

Deposit Insurance

Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. FDIC insurance expense totaled $1.8 million, $1.6 million and $1.9 million in 2015, 2014, and 2013, respectively.

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

Cybersecurity

In March 2015, federal regulators issued two statements regarding cybersecurity: (i) a statement indicating that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institutions and (ii) a statement indicating the expectation of a financial institution's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption and maintenance of the financial institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to: (a) enable recovery of data and business operations, (b) address rebuilding network capabilities, and (c) restore data if the financial institution or any of its critical service providers fall victim to this type of cyber-attack.

If the Company does not comply with this regulatory guidance, it could be subject to various regulatory sanctions, as well as financial penalties. The Company believes that it is in compliance with this guidance.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance in the financial services industry generally.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Executive Officers of the Registrant

At December 31, 2015, the executive officers of the Company were as follows:

Name	Age	Business Experience
Charles R. Hageboeck, Ph.D.	53
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 2005.

Craig G. Stilwell	60
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	65	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004.
David L. Bumgarner	50	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005.
Jeffrey D. Legge	51	Senior Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank since December 2005.

Employees

The Company had 853 full-time equivalent employees at December 31, 2015.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2015 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	6
	b.	Analysis of Net Interest Earnings	7
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	8

2.	Investment Portfolio
	a.	Book Value of Investments	13
	b.	Maturity Schedule of Investments	16
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	13

3.	Loan Portfolio
	a.	Types of Loans	14
	b.	Maturities and Sensitivity to Changes in Interest Rates	16
	c.	Risk Elements	15
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		18

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	6
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $250,000 or More	21

6.	Return on Equity and Assets		6

7.	Short-term Borrowings		22

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

Economic Conditions in the Company's Market Areas Could Negatively Impact the Company's Business and Financial Condition

The Company’s business is concentrated in West Virginia, Virginia, southeastern Ohio and Kentucky. As a result, the Company’s results of operation, cash flows and financial condition are affected by local and regional economic conditions. A downturn in the economies within the Company’s market area, or in any one of them, could negatively impact the Company’s results of operation and financial condition. Some examples of economic deterioration include declines in economic growth, declines in consumer and business confidence, increases in inflation, increases in the cost of capital and credit, and limitations in the availability of credit. The Company’s financial performance generally, and the ability of its customers to pay interest on and repay principal of outstanding loans to City National, is highly dependent on the strength of the economic and business environment in the market areas where the Company operates and in the United States as a whole. Additionally, the value of collateral securing loans made and held by City National is impacted by the strength of the economy. Deteriorating economic conditions in the Company’s market areas could cause declines in the overall quality of the loan portfolio requiring charge-off of a greater percentage of loans and/or an increase in the allowance for loan losses, which could negatively impact the Company’s results of operations and financial condition.

While the economic and business environment in West Virginia, Virginia, Ohio and Kentucky have shown improvement since the recession of 2007 to 2009, there can be no assurance that such improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into recession. Such a lack of continued economic improvement or slippage into recession could adversely affect the Company’s results of operation and financial condition.

The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Virginia, southeastern Ohio and Kentucky. The significant and rapid decline in oil and gas prices over the past year have negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden and a decline in demand for coal. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result the Company’s operating results and financial condition could be negatively impacted.

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

An Economic Slowdown in West Virginia, Virginia, Kentucky and Ohio Could Hurt the Company's Business

Because the Company focuses its business in West Virginia, Virginia, Kentucky and Ohio, an economic slowdown in these states, or any one of them could hurt the Company's business. Many of our markets rely heavily on the coal industry and negative impacts to the coal industry can have broader economic impacts. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of City National may decline; and

•	Collateral (including real estate) for loans made by City National may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.

Our exposure to coal industry specific loans as of December 31, 2015 is less than $10 million.

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

The Company and City National are Extensively Regulated

The Company operates in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters including but not limited to (i) ownership and control of the Company's shares, (ii) acquisition of other companies and businesses, (iii) permissible activities to engage in, (iv) maintenance of adequate capital levels and (v) other operational aspects. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

The Dodd-Frank Act instituted major changes to the bank and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is Subject to Interest Rate Risk

Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Company’s Allowance for Loan Losses May Not Be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31,

2015, the Company’s goodwill and other identifiable intangible assets were approximately $80 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2015. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

The Company Relies Heavily on Its Management Team, and the Unexpected Loss of Key Management May Adversely Affect Its Operations

The Company's success to date has been strongly influenced by its ability to attract and to retain senior management experienced in banking in the markets it serves. The Company's ability to retain executive officers and the current management teams will continue to be important to the successful implementation of its strategies. The Company has employment agreements with these key employees in the event of a change of control, as well as confidential information, non-solicitation and non-competition agreements related to its stock options. No other employment agreements exist with key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National owns sixty-four locations and leases twenty-one locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends paid per share and information regarding the market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 29, 2016, there were 2,781 shareholders of record.

	Cash Dividends Per Share	Market Value
		Low	High
2015
Fourth Quarter	$0.42	$43.85	$51.12
Third Quarter	0.42	45.56	51.73
Second Quarter	0.42	45.00	50.22
First Quarter	0.42	41.76	48.09
2014
Fourth Quarter	$0.40	$41.88	$46.95
Third Quarter	0.40	41.20	46.44
Second Quarter	0.40	41.74	46.43
First Quarter	0.40	42.15	46.69

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

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the fourth quarter of 2015:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (a)	or Programs

October 1 - October 31, 2015	17,393	$47.39	17,393	766,372

November 1 - November 30, 2015	41,900	$49.39	41,900	724,472

December 1 - December 31, 2015	91,092	$45.68	91,092	633,380

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2015, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	95,015	$38.38	663,284
Plans not approved by shareholders	—	—	—
Total	95,015	$38.38	663,284

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2015, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group ("Peer Group"). The Peer Group consists of twenty banking institutions that (i) are over $2 billion but less than $8 billion in assets, (ii) have a return on average assets and a return on average equity performance ratios greater than 0%, (iii) derive at least fifteen percent of their total revenues from non-interest income, (iv) were not a participant in the TARP program, (v) their loan portfolio is comprised of less than least eighty-five percent commercial loans, (vi) have more than twenty branches, (vii) located in Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, Virginia and New York (excluding New York City), excluding: companies in top 5 metro areas (MSAs), thrifts, thinly traded companies and targets of announced mergers. The trading symbols for such financial institutions include: BNCN, CFNL, COB, CTBI, FCBC, FCF, FISI, FRME, MSFG, PEBO, PSTB, SASR, SRCE, STBA, SYBT, THFF, TMP, TOWN, UBSH and UVSP.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2010	2011	2012	2013	2014	2015
City Holding Company	100.00	97.47	104.34	143.90	149.82	152.18
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
Peer Group	100.00	84.79	99.72	135.69	142.29	156.70

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Selected Financial Data on page 1 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2015, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 25 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2015, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 11-12 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2015, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 26 through 84 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2015, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appears on page 26 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2015, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2015, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2016 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Item 11.Executive Compensation

The information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2016 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2016 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2016 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2016 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Date:	March 2, 2016		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2016. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ Charles R. Hageboeck, Ph.D.
C. Dallas Kayser	Charles R. Hageboeck, Ph.D.
Chairman	Director, President, and Chief Executive Officer

/s/ John R. Elliot	/s/ David W. Hambrick
John R Elliot	David W. Hambrick
Director	Director

/s/ Charles W. Fairchilds	/s/ Tracy W. Hylton, II
Charles W. Fairchilds	Tracy W. Hylton, II
Director	Director

/s/ William H. File, III	J. Thomas Jones
William H. File, III	J. Thomas Jones
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Jay C. Goldman	/s/ Sharon H. Rowe
Jay C. Goldman	Sharon H. Rowe
Director	Director

/s/ Patrick C. Graney, III
Patrick C. Graney, III
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

10(g)
City Holding Company’s 2013 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 22, 2013 with the Securities and Exchange Commission).

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

10(k)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(l)
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

10(q)
Form of Change of Control Agreement, dated February 6, 2006, by and between City Holding Company and Jeffrey D. Legge (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2013 with the Securities and Exchange Commission).

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2015.
21	Subsidiaries of City Holding Company
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.