Form 10-Q
period 2016-03-31
CITY HOLDING CO
filed 2016-05-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2016
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
Common stock, $2.50 Par Value – 14,992,321 shares as of May 3, 2016.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Result of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (14) the impact of new minimum capital thresholds established as a part of the implementation of Basel III; and (15) other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risk factors included in the disclosures under the heading “ITEM 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$165,134	$58,829
Interest-bearing deposits in depository institutions	10,031	11,284
Cash and Cash Equivalents	175,165	70,113

Investment securities available for sale, at fair value	362,282	369,466
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2016 and December 31, 2015 - $89,600 and $90,810, respectively)	86,518	88,937
Other securities	9,960	12,915
Total Investment Securities	458,760	471,318

Gross loans	2,877,117	2,862,534
Allowance for loan losses	(19,315)	(19,251)
Net Loans	2,857,802	2,843,283

Bank owned life insurance	98,679	97,919
Premises and equipment, net	75,965	77,271
Accrued interest receivable	8,517	7,432
Net deferred tax asset	27,541	29,974
Goodwill and other intangible assets, net	79,581	79,792
Other assets	47,656	36,957
Total Assets	$3,829,666	$3,714,059

Liabilities
Deposits:
Noninterest-bearing	$666,523	$621,073
Interest-bearing:
Demand deposits	711,366	679,735
Savings deposits	780,982	765,611
Time deposits	1,028,400	1,017,556
Total Deposits	3,187,271	3,083,975

Short term borrowings:
Federal funds purchased	—	13,000
Customer repurchase agreements	156,714	141,869
Long-term debt	16,495	16,495
Other liabilities	51,068	39,448
Total Liabilities	3,411,548	3,294,787

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at March 31, 2016 and December 31, 2015, less 3,528,111 and 3,319,067 shares in treasury, respectively	46,249	46,249
Capital surplus	106,137	106,269
Retained earnings	395,963	390,690
Cost of common stock in treasury	(129,142)	(120,104)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	3,670	927
Underfunded pension liability	(4,759)	(4,759)
Total Accumulated Other Comprehensive Loss	(1,089)	(3,832)
Total Shareholders’ Equity	418,118	419,272
Total Liabilities and Shareholders’ Equity	$3,829,666	$3,714,059

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2016	2015

Interest and fees on loans	$28,927	$29,388
Interest and dividends on investment securities:
Taxable	3,005	2,712
Tax-exempt	357	264
Total Interest Income	32,289	32,364

Interest Expense
Interest on deposits	2,898	2,741
Interest on short-term borrowings	107	82
Interest on long-term debt	164	150
Total Interest Expense	3,169	2,973
Net Interest Income	29,120	29,391
Provision for loan losses	539	888
Net Interest Income After Provision for Loan Losses	28,581	28,503

Non-Interest Income
Gains on sale of investment securities	—	14
Service charges	6,303	5,927
Bankcard revenue	3,967	4,074
Trust and investment management fee income	1,276	1,200
Bank owned life insurance	760	764
Gain on sale of insurance division	—	11,084
Other income	821	958
Total Non-Interest Income	13,127	24,021

Non-Interest Expense
Salaries and employee benefits	12,673	12,179
Occupancy and equipment	2,836	2,590
Depreciation	1,567	1,511
FDIC insurance expense	465	450
Advertising	716	704
Bankcard expenses	833	870
Postage, delivery, and statement mailings	565	561
Office supplies	353	346
Legal and professional fees	471	567
Telecommunications	428	475
Repossessed asset losses, net of expenses	288	220
Other expenses	2,945	2,692
Total Non-Interest Expense	24,140	23,165
Income Before Income Taxes	17,568	29,359
Income tax expense	5,866	11,367
Net Income Available to Common Shareholders	$11,702	$17,992

Total Comprehensive Income	$14,445	$18,898

Average common shares outstanding	14,916	15,067
Effect of dilutive securities:
Employee stock awards and warrant outstanding	11	82
Shares for diluted earnings per share	14,927	15,149

Basic earnings per common share	$0.78	$1.18
Diluted earnings per common share	$0.78	$1.17
Dividends declared per common share	$0.43	$0.42

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$11,702	$17,992

Unrealized gains (losses) on available-for-sale securities arising during the period	4,348	1,450
Reclassification adjustment for gains	—	(14)
Other comprehensive income (loss) before income taxes	4,348	1,436
Tax effect	(1,605)	(530)
Other comprehensive income (loss), net of tax	2,743	906

Comprehensive Income, Net of Tax	$14,445	$18,898

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2016 and 2015
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$46,249	$107,370	$362,211	$(120,818)	$(4,159)	$390,853
Net income	—	—	17,992	—	—	17,992
Other comprehensive loss	—	—	—	—	906	906
Cash dividends declared ($0.42 per share)	—	—	(6,391)	—	—	(6,391)
Stock-based compensation expense, net	—	(679)	—	1,419	—	740
Exercise of 28,500 stock options	—	(294)	—	1,269	—	975
Balance at March 31, 2015	$46,249	$106,397	$373,812	$(118,130)	$(3,253)	$405,075

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	11,702	—	—	11,702
Other comprehensive income	—	—	—	—	2,743	2,743
Cash dividends declared ($0.43 per share)	—	—	(6,429)	—	—	(6,429)
Stock-based compensation expense, net	—	(132)	—	887	—	755
Purchase of 229,132 treasury shares	—	—	—	(9,925)	—	(9,925)
Balance at March 31, 2016	$46,249	$106,137	$395,963	$(129,142)	$(1,089)	$418,118

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2016	2015
Net income	$11,702	$17,992
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	117	(1,922)
Provision for loan losses	539	888
Depreciation of premises and equipment	1,567	1,511
Deferred income tax expense	830	964
Net periodic employee benefit cost	129	200
Realized investment securities gains	—	(14)
Stock-compensation expense	755	740
Increase in value of bank-owned life insurance	(760)	(764)
Loans originated for sale	(2,809)	(4,184)
Proceeds from the sale of loans originated for sale	3,107	3,637
Gain on sale of loans	(58)	(58)
Gain on sale of insurance division	—	(11,084)
Change in accrued interest receivable	(1,085)	(926)
Change in other assets	(10,630)	(1,824)
Change in other liabilities	11,432	8,343
Net Cash Provided by Operating Activities	14,836	13,499

Proceeds from sales of securities available-for-sale	35	—
Proceeds from maturities and calls of securities available-for-sale	18,078	16,172
Proceeds from maturities and calls of securities held-to-maturity	2,332	3,336
Purchases of securities available-for-sale	(4,289)	(34,857)
Net (increase) decrease in loans	(14,668)	21,622
Purchases of premises and equipment	(610)	(472)
Disposals of premises and equipment	341	—
Proceeds from sale of insurance division	—	15,250
Net Cash Provided by Investing Activities	1,219	21,051

Net increase in non-interest-bearing deposits	45,450	6,131
Net increase in interest-bearing deposits	57,994	63,633
Net increase (decrease) in short-term borrowings	1,845	(2,343)
Purchases of treasury stock	(9,925)	—
Proceeds from exercise of stock options, net of tax benefit	—	975
Dividends paid	(6,367)	(6,064)
Net Cash Provided by Financing Activities	88,997	62,332
Increase in Cash and Cash Equivalents	105,052	96,882
Cash and cash equivalents at beginning of period	70,113	148,228
Cash and Cash Equivalents at End of Period	$175,165	$245,110

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 85 banking offices in West Virginia (57), Virginia (14), Kentucky (11) and Ohio (3). City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include ATMs, mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On January 9, 2015 the Company sold its insurance operations, CityInsurance, to The Hilb Group effective January 1, 2015. As a result of this sale, the Company recognized a one-time after tax gain of $5.8 million from this transaction in the first quarter of 2015.

On November 6, 2015, the Company consummated the acquisition of three branch locations from American Founders Bank, Inc. (“AFB”) located in Lexington, Kentucky. The Company acquired approximately $119 million in performing loans and and assumed deposit liabilities of approximately $145 million. The Company paid AFB a deposit premium of 5.5% on non-time deposits, and 1.0% on premium loan balances acquired.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, the "Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2016. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements included in the Company’s 2015 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2015 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B - Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis". ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. This ASU became effective for the Company on January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU became effective for the Company on January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. This ASU became effective for the Company on January 1, 2016. The adoption of ASU 2015-05 did not have a material impact on the Company's financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. the ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU became effective for the Company on January 1, 2016. The adoption of ASU 2015-07 did not have a material impact on the Company's financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 85): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of the adjustments as a result of the change to the provisional amounts will be calculated as if the accounting had been completed at the acquisition date. The amount that would've been recorded in the previous reporting periods will be presented separately on the face of the income statement or disclosed in the notes to the financial statements. This ASU became effective for the Company on January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on the Company's financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This standard requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. This ASU will become effective for the Company for interim and annual periods on January 1, 2017 and early adoption is permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This ASU will become effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognizing lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principals. This ASU will become effective for the Company for interim and annual periods on January 1, 2019. The adoption of ASU No. 2016-02 is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718).” This standard makes several modifications to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will become effective for the Company for interim and annual periods on January 1, 2017. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606).” The amendments in this standard clarify identifying performance obligations and the licensing implementation guidance under Topic 606. This ASU will become effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-10 is not expected to have a material impact on the Company’s financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$4	$—	$—	$4	$5	$—	$—	$5
Obligations of states and
political subdivisions	48,632	1,293	—	49,925	49,725	979	7	50,697
Mortgage-backed securities:
U.S. government agencies	276,666	4,920	380	281,206	287,933	2,285	2,021	288,197
Private label	1,155	2	1	1,156	1,222	9	—	1,231
Trust preferred securities	6,454	579	1,544	5,489	6,550	463	1,155	5,858
Corporate securities	19,788	352	443	19,697	18,793	221	321	18,693
Total Debt Securities	352,699	7,146	2,368	357,477	364,228	3,957	3,504	364,681
Marketable equity securities	2,136	1,136	—	3,272	2,131	1,142	—	3,273
Investment funds	1,525	8	—	1,533	1,525	—	13	1,512
Total Securities
Available-for-Sale	$356,360	$8,290	$2,368	$362,282	$367,884	$5,099	$3,517	$369,466

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Mortgage-backed securities
US government agencies	$82,518	$3,082	$—	$85,600	$84,937	$1,949	$76	$86,810
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$86,518	$3,082	$—	$89,600	$88,937	$1,949	$76	$90,810

Other investment securities:
Non-marketable equity securities	$9,960	$—	$—	$9,960	$12,915	$—	$—	$12,915
Total Other Investment
Securities	$9,960	$—	$—	$9,960	$12,915	$—	$—	$12,915

Marketable equity securities consist of investments made by the Company in equity positions of various regional community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Securities with limited marketability, such as stock in the Federal Reserve Bank ("Federal Reserve") or the Federal Home Loan Bank ("FHLB"), are carried at cost and are reported as non-marketable equity securities in the table above.

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

	March 31, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
U.S. Government agencies	18	1	33,433	379	33,451	380
Private label	955	1	—	—	955	1
Trust preferred securities	—	—	4,383	1,544	4,383	1,544
Corporate securities	4,148	262	2,197	181	6,345	443
Investment funds	—	—	—	—	—	—
Total	$5,121	$264	$40,013	$2,104	$45,134	$2,368

	December 31, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$2,406	$5	$128	$2	$2,534	$7
Mortgage-backed securities:
U.S. Government agencies	129,612	688	34,044	1,333	163,656	2,021
Private label	—	—	—	—	—	—
Trust preferred securities	—	—	4,769	1,155	4,769	1,155
Corporate securities	10,856	174	2,231	147	13,087	321
Investment funds	—	—	1,488	13	1,488	13
Total	$142,874	$867	$42,660	$2,650	$185,534	$3,517

During the three months ended March 31, 2016 and 2015, the Company had no credit-related net investment impairment losses. Also, for the year ended December 31, 2015, the Company had no credit-related net investment impairment losses. At March 31, 2016 and December 31, 2015, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of those dates was $18.2 million ($16.6 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2016, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.

These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2016, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2016, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$1,240	$1,258
Due after one year through five years	25,979	18,326
Due after five years through ten years	31,778	40,690
Due after ten years	293,702	297,203
	$352,699	$357,477
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	86,518	89,600
	$86,518	$89,600

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended March 31,
	2016	2015

Gross realized gains	$—	$14
Gross realized losses	—	—
Net investment security gains	$—	$14

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $274 million and $273 million at March 31, 2016 and December 31, 2015, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2016	December 31, 2015
Residential real estate	$1,395,670	$1,383,133
Home equity	142,694	147,036
Commercial and industrial	165,549	165,340
Commercial real estate	1,135,625	1,127,581
Consumer	34,754	36,083
DDA overdrafts	2,825	3,361
Gross loans	2,877,117	2,862,534
Allowance for loan losses	(19,315)	(19,251)
Net loans	$2,857,802	$2,843,283

Construction loans of $14.0 million and $13.1 million are included within residential real estate loans at March 31, 2016 and December 31, 2015, respectively.  Construction loans of $15.2 million and $12.6 million are included within commercial real estate loans at March 31, 2016 and December 31, 2015, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings"), Community Financial Corporation ("Community") and American Founders Bank ("AFB") acquisitions (in thousands):

	Virginia
	Savings	Community	AFB	Total
March 31, 2016
Outstanding loan balance	$27,763	$172,173	$108,584	$308,520

Credit-impaired loans:
Carrying value	1,715	11,219	—	12,934
Contractual principal and interest	1,942	14,415	—	16,357

December 31, 2015
Outstanding loan balance	$28,914	$181,545	$112,862	$323,321

Credit-impaired loans:
Carrying value	1,707	12,899	—	14,606
Contractual principal and interest	1,965	16,362	—	18,327

Changes in the accretable yield of the credit-impaired loans for the three months ended March 31, 2016 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$374	$1,707	$6,266	$12,899	$6,640	$14,606
Accretion	(50)	50	(285)	285	(335)	335
Net reclassifications to accretable yield from
non-accretable yield	—	—	—	—	—	—
Payments received, net	—	(42)	—	(1,707)	—	(1,749)
Disposals	—	—	—	(258)	—	(258)
Balance at the end of period	$324	$1,715	$5,981	$11,219	$6,305	$12,934

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2016 and 2015 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2016 and December 31, 2015 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home equity	Consumer	Overdrafts	Total
Three months ended March 31, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(1)	(302)	(405)	(106)	(38)	(318)	(1,170)
Recoveries	1	384	39	—	29	242	695
Provision for acquired loans	—	40	—	—	—	—	40
Provision	632	(703)	347	45	5	173	499
Ending balance	$3,903	$6,404	$6,759	$1,402	$93	$754	$19,315

Three months ended March 31, 2015
Allowance for loan loss
Beginning balance	$1,582	$8,845	$7,208	$1,495	$85	$859	$20,074
Charge-offs	(94)	(337)	(257)	(91)	(74)	(311)	(1,164)
Recoveries	18	8	10	—	28	241	305

Provision for acquired loans	—	246	—	—	—	—	246
Provision	(378)	827	(60)	180	140	(67)	642
Ending balance	$1,128	$9,589	$6,901	$1,584	$179	$722	$20,103

As of March 31, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	3,899	5,850	6,758	1,390	93	754	18,744
Acquired with deteriorated
credit quality	4	554	1	12	—	—	571
Total	$3,903	$6,404	$6,759	$1,402	$93	$754	$19,315

Loans
Evaluated for impairment:
Individually	$2,349	$4,886	$—	$—	$—	$—	$7,235
Collectively	162,878	1,120,311	1,395,301	140,985	34,647	2,825	2,856,947
Acquired with deteriorated
credit quality	322	10,428	369	1,709	107	—	12,935
Total	$165,549	$1,135,625	$1,395,670	$142,694	$34,754	$2,825	$2,877,117

As of December 31, 2015
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	3,267	6,173	6,777	1,451	97	657	18,422
Acquired with deteriorated
credit quality	4	812	1	12	—	—	829
Total	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251

Loans
Evaluated for impairment:
Individually	$2,349	$6,133	$—	$—	$—	$—	$8,482
Collectively	162,662	1,109,327	1,382,762	145,338	35,997	3,361	2,839,447
Acquired with deteriorated
credit quality	329	12,121	371	1,698	86	—	14,605
Total	$165,340	$1,127,581	$1,383,133	$147,036	$36,083	$3,361	$2,862,534

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
March 31, 2016
Pass	$157,275	$1,079,256	$1,236,531
Special mention	1,995	21,247	23,242
Substandard	6,279	34,892	41,171
Doubtful	—	230	230
Total	$165,549	$1,135,625	$1,301,174

December 31, 2015
Pass	$156,664	$1,070,506	$1,227,170
Special mention	4,099	20,942	25,041
Substandard	4,539	36,133	40,672
Doubtful	38	—	38
Total	$165,340	$1,127,581	$1,292,921

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
March 31, 2016
Residential real estate	$1,392,531	$3,139	$1,395,670
Home equity	142,523	171	142,694
Consumer	34,754	—	34,754
DDA overdrafts	2,825	—	2,825
Total	$1,572,633	$3,310	$1,575,943

December 31, 2015
Residential real estate	$1,379,797	$3,336	$1,383,133
Home equity	146,877	159	147,036
Consumer	36,049	34	36,083
DDA overdrafts	3,361	—	3,361
Total	$1,566,084	$3,529	$1,569,613

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	March 31, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,387,649	$4,330	$553	$161	$—	$2,977	$1,395,670
Home equity	141,947	535	41	19	—	152	142,694
Commercial and industrial	162,239	145	198	—	—	2,967	165,549
Commercial real estate	1,123,769	1,094	380	45	619	9,718	1,135,625
Consumer	34,672	51	31	—	—	—	34,754
DDA overdrafts	2,312	172	341	—	—	—	2,825
Total	$2,852,588	$6,327	$1,544	$225	$619	$15,814	$2,877,117

	December 31, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,373,604	$5,261	$932	$418	$—	$2,918	$1,383,133
Home equity	146,493	318	65	24	—	136	147,036
Commercial and industrial	162,435	141	—	19	—	2,745	165,340
Commercial real estate	1,114,953	762	211	—	506	11,149	1,127,581
Consumer	35,886	154	9	34	—	—	36,083
DDA overdrafts	3,048	310	3	—	—	—	3,361
Total	$2,836,419	$6,946	$1,220	$495	$506	$16,948	$2,862,534

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—	—
Commercial and industrial	2,349	7,547	—	2,349	7,547	—
Commercial real estate	4,886	7,125	—	6,133	9,502	—
Consumer	—	—	—	—	—	—
Total	$7,235	$14,672	$—	$8,482	$17,049	$—

With an allowance recorded:
Residential real estate	$—	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Three months ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate	$—	$—	$—	$—
Home equity	—	—	—	—
Commercial and industrial	2,349	—	—	—
Commercial real estate	5,358	4	5,354	5
Consumer	—	—	—	—
Total	$7,707	$4	$5,354	$5

With an allowance recorded:
Residential real estate	$—	$—	$—	$—
Home equity	—	—	—	—
Commercial and industrial	—	—	2,859	—
Commercial real estate	—	—	1,383	10
Consumer	—	—	—	—
Total	$—	$—	$4,242	$10

     Approximately $0.2 million and $0.2 million of interest income would have been recognized during the three months ended March 31, 2016 and 2015, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2016.

Loan Modifications

The Company’s policy on loan modifications typically does not allow for modifications that would be considered a concession from the Company.  However, when there is a modification, the Company evaluates each modification to determine if the modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASU 2011-2, whereby a modification of a loan would be considered a TDR when both of the following conditions are met: (1) a borrower is experiencing financial difficulty and (2) the modification constitutes a concession.  When determining whether the borrower is experiencing financial difficulties, the Company reviews whether the borrower is currently in payment default on any of its debt or whether it is probable that the borrower would be in payment default in the foreseeable future without the modification.  Other indicators of financial difficulty include whether the borrower has declared or is in the process of declaring bankruptcy, the borrower’s ability to continue as a going concern, and the borrower’s projected cash flow to service its debt (including principal and interest) in accordance with the contractual terms for the foreseeable future, without a modification.

Regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court, and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of the debt by the bankruptcy court is deemed to be a concession granted to the borrower.

The following tables set forth the Company’s TDRs (in thousands):

	March 31, 2016			December 31, 2015
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$54	$—	$54	$58	$—	$58
Commercial real estate	523	—	523	1,746	—	1,746
Residential real estate	18,306	36	18,342	17,796	191	17,987
Home equity	2,878	—	2,878	2,659	34	2,693
Consumer	—	—	—	—	—	—
	$21,761	$36	$21,797	$22,259	$225	$22,484

	New TDRs
	Three months ended March 31,
	2016			2015
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	8	741	741	17	1,405	1,405
Home equity	1	29	29	7	187	187
Consumer	—	—	—	—	—	—
	9	$770	$770	24	$1,592	$1,592

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2016	December 31, 2015
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 4.13% and 4.01%, respectively	$16,495	$16,495

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

Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly.  Interest payments are due in March, June, September and December.  The Debentures are redeemable prior to maturity at the option of the Company (i) in whole at any time or in part from time-to-time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain predefined events.

Payments of distributions on the Capital Securities and payments on redemption of the Capital Securities are guaranteed by the Company.  The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the Capital Securities.  The obligations of the Company under the Debentures, the related indentures, the trust agreement establishing the trust, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the Capital Securities.  The Capital Securities issued by the statutory business trusts qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

Note G – Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of March 31, 2016 and December 31, 2015, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap for the purpose of hedging changes in LIBOR related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three months ended March 31, 2016 hedge ineffectiveness was less than $0.1 million.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Other Assets	$373,378	$22,332	$372,995	$10,811
Other Liabilities	381,065	22,574	380,995	10,872

Derivatives designated as hedges of fair value:
Other Liabilities	4,950	180	5,475	61

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2016	2015
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative asset	$11,346	$2,882
Other income - derivative liability	(11,630)	(2,882)

Change in Fair Value Hedging Interest Rate Derivatives:
Hedged item - derivative asset	121	66
Other income - derivative liability	(2)	(9)

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2016 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements	$22,332	$—	$22,332	$—	$22,332	$22,332	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative liabilities:
Interest rate swap agreements	$22,574	$—	$22,574	$—	$31,428	$31,428	$—

Hedging derivative liabilities:
Interest rate swap agreements	$180	$—	$180	$—	$251	$251	$—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, a no value is displayed to represent full collateralization.

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of March 31, 2016, under the 2003 Plan and 2013 Plan, 462,863 stock options had been awarded and 254,247 restricted stock awards had been awarded, respectively.

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

Certain stock options and restricted stock awards granted pursuant to the 2013 Plan have performance-based vesting requirements. These shares will vest in three separate annual installments of approximately 33.33% per installment on the third, fourth and fifth anniversaries of the grant date, subject further to performance-based vesting requirements. The performance-based vesting requirements are as follows:

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2016		2015
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	95,015	$38.38	167,554	$36.74
Granted	24,348	43.73	12,961	46.41
Exercised	—	—	(28,500)	34.40
Forfeited	—	—	—	—
Outstanding at March 31	119,363	$39.49	152,015	$38.01

Exerciseable at March 31	35,750	$34.79	76,750	$36.65

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Three months ended March 31,
	2016	2015
Proceeds from stock option exercises	$—	$1,312
Intrinsic value of stock options exercised	—	330

Stock-based compensation expense associated with stock options	$60	$51

At period-end:	March 31, 2016
Unrecognized stock-based compensation expense associated with stock options	$560
Weighted average period (in years) in which the above amount is expected to be
recognized	2.9

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2016 and 2015, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock.

Additional information regarding stock options outstanding and exercisable at March 31, 2016, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
25.00 - 29.99	1,250	$28.15	3.0	$24	1,250	$28.15	3.0	$24
30.00 - 34.99	11,500	31.38	3.4	189	11,500	31.38	3.4	189
35.00 - 39.99	48,351	36.04	6.0	567	16,000	35.09	5.0	203
40.00 - 44.99	45,301	43.51	8.1	194	7,000	40.88	2.0	48
45.00 - 50.00	12,961	46.61	8.9	15	—	—	—	—
	119,363			$989	35,750			$464

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

	Three months ended March 31,
	2016	2015
Risk-free interest rate	1.43%	1.95%
Expected dividend yield	3.86%	3.50%
Volatility factor	30.76%	45.40%
Expected life of option	7.0 years	7.0 years

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2016		2015
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	172,921	$37.83	163,431	$35.50
Granted	11,251	43.73	23,940	46.31
Forfeited	—	—	(500)	37.50
Vested	(14,950)	35.52	(9,450)	34.25
Outstanding at March 31	169,222	$37.97	177,421	$37.02

Information regarding stock-based compensation associated with restricted shares during the three months ended March 31, 2016 and 2015 is provided in the following table (in thousands):

	Three months ended March 31,
	2016	2015
Stock-based compensation expense associated with restricted shares	$316	$268

At period-end:	March 31, 2016
Unrecognized stock-based compensation expense associated with restricted shares	$3,075
Weighted average period (in years) in which the above amount is expected to be
recognized	3.1

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains two frozen defined benefit pension plans the (“Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation).

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended March 31,
	2016	2015
Components of net periodic cost:
Interest cost	$205	$261
Expected return on plan assets	(288)	(288)
Net amortization and deferral	212	227
Net Periodic Pension Cost	$129	$200

401(k) Plan expense	$217	$229

Defined benefit plan contributions	$—	$85

Note I – Commitments and Contingencies

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  The Company has entered into agreements with certain customers to extend credit or provide a conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment.  Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion.  Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfunded portion of these commitments is not reflected in the balance sheet.  The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$185,815	$183,017
Commercial real estate	100,403	84,672
Other commitments	179,050	177,491
Standby letters of credit	5,245	5,086
Commercial letters of credit	2,228	2,312

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

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2014	$(5,349)	$1,190	$(4,159)

Other comprehensive income before reclassifications	—	915	915
Amounts reclassified from other comprehensive loss	—	(9)	(9)
	—	906	906

Balance at March 31, 2015	$(5,349)	$2,096	$(3,253)

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	—	2,743	2,743
Amounts reclassified from other comprehensive loss	—	—	—
	—	2,743	2,743

Balance at March 31, 2016	$(4,759)	$3,670	$(1,089)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Affected line item
	March 31,		in the Statements
	2016	2015	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$(14)	Security gains (losses)
Related income tax expense	—	5	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$(9)

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Distributed earnings allocated to common stock	$6,365	$6,315
Undistributed earnings allocated to common stock	5,206	11,468
Net earnings allocated to common shareholders	$11,571	$17,783

Average shares outstanding	14,916	15,067
Effect of dilutive securities:
Warrant outstanding	—	62
Employee stock awards	11	20
Shares for diluted earnings per share	14,927	15,149

Basic earnings per share	$0.78	$1.18
Diluted earnings per share	$0.78	$1.17

During the three months ended March 31, 2015 there were no anti-dilutive options outstanding. Options to purchase approximately 6,400 shares of common stock were outstanding during the three months ended March 31, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2016.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the three months ended March 31, 2016.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$4	$—	$4	$—
Obligations of states and political subdivisions	49,925	—	49,925	—
Mortgage-backed securities:
U.S. Government agencies	281,206	—	281,206	—
Private label	1,156	—	1,156	—
Trust preferred securities	5,489	—	3,375	2,114
Corporate securities	19,697	—	19,697	—
Marketable equity securities	3,272	3,272	—	—
Investment funds	1,533	1,533	—	—
Derivative assets	22,332	—	22,332	—
Financial Liabilities
Derivative liabilities	22,754	—	22,754	—

Nonrecurring fair value measurements
Impaired loans	$7,235	$—	$—	$7,235	$—
Other real estate owned	6,054	—	—	6,054	(165)

December 31, 2015
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5	$—	$5	$—
Obligations of states and political subdivisions	50,697	—	50,697	—
Mortgage-backed securities:
U.S. Government agencies	288,197	—	288,197	—
Private label	1,231	—	1,231	—
Trust preferred securities	5,858	—	3,762	2,096
Corporate securities	18,693	—	18,693	—
Marketable equity securities	3,273	3,273	—	—
Investment funds	1,512	1,512	—	—
Derivative assets	10,811	—	10,811	—
Financial Liabilities
Derivative liabilities	10,933	—	10,933	—

Nonrecurring fair value measurements
Impaired loans	$8,482	$—	$—	$8,482	$—
Other real estate owned	6,518	—	—	6,518	(937)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$2,096	$1,871
Impairment losses on investment securities	—	—
Included in other comprehensive income	18	109
Dispositions	—	—
Transfers into Level 3	—	—
Ending Balance	$2,114	$1,980

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2016 and 2015, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2016 and 2015, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three months ended March 31,
	2016	2015

Beginning balance	$8,482	$6,517

Loans classified as impaired during the period	—	2,859
Specific valuation allowance allocations	—	(1,105)
	—	1,754

(Additional) reduction in specific valuation allowance allocations	—	14

Paydowns, payoffs, other activity	(1,247)	(66)

Ending balance	$7,235	$8,219

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

	Three months ended March 31,
	2016	2015

Beginning balance	$6,518	$8,179

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	673	1,159
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	673	1,159

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	1,228	211
Fair value	1,063	154
Write-downs included in other non-interest expense	(165)	(57)

Disposed	(972)	(510)

Ending balance	$6,054	$8,771

ASC Topic 825 “Financial Instruments”, as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rate and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used in estimating fair value for financial instruments:

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Cash and cash equivalents	$175,165	$175,165	$175,165	$—	$—
Securities available-for-sale	362,282	362,282	4,805	355,363	2,114
Securities held-to-maturity	86,518	89,600	—	89,600	—
Other securities	9,960	9,960	—	9,960	—
Net loans	2,857,802	2,866,063	—	—	2,866,063
Accrued interest receivable	8,517	8,517	8,517	—	—
Derivative assets	22,332	22,332	—	22,332	—

Liabilities:
Deposits	3,187,271	3,194,839	2,158,871	1,035,968	—
Short-term debt	156,714	156,719	—	156,719	—
Long-term debt	16,495	16,460	—	16,460	—
Derivative liabilities	22,754	22,754	—	22,754	—

December 31, 2015
Assets:
Cash and cash equivalents	70,113	70,113	70,113	—	—
Securities available-for-sale	369,466	369,466	4,785	362,585	2,096
Securities held-to-maturity	88,937	90,810	—	90,810	—
Other securities	12,915	12,915	—	12,915	—
Net loans	2,843,283	2,843,973	—	—	2,843,973
Accrued interest receivable	7,432	7,432	7,432	—	—
Derivative assets	10,811	10,811	—	10,811	—

Liabilities:
Deposits	3,083,975	3,085,908	2,066,419	1,019,489	—
Short-term debt	154,869	154,872	—	154,872	—
Long-term debt	16,495	16,457	—	16,457	—
Derivative liabilities	10,933	10,933	—	10,933	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2015 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2015 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, income taxes and purchased credit-impaired loans to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through 2014.

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

Financial Summary

The Company's financial performance for the three months ended March 31, 2016 and 2015 is summarized in the following table:

	Three months ended March 31,
	2016	2015

Net income available to common shareholders (in thousands)	$11,702	$17,992
Earnings per common share, basic	$0.78	$1.18
Earnings per common share, diluted	$0.78	$1.17
ROA*	1.25%	2.04%
ROE*	11.17%	17.79%
ROATCE*	13.8%	21.6%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company’s net interest income for the first three months of 2016 decreased $0.3 million compared to the first three months of 2015 (see Net Interest Income). The Company recorded a provision for loan losses of $0.5 million for the three months ended March 31, 2016 compared to $0.9 million for the three months ended March 31, 2015 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $10.9 million, primarily due to the sale of CityInsurance in the first quarter of 2015.  Non-interest expenses for the three months ended March 31, 2016 increased $1.0 million from the three months ended March 31, 2015.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2015 are summarized in the following table (in millions):

	March 31,	December 31,
	2016	2015	$ Change	% Change

Cash and cash equivalents	$175.2	$70.1	$105.1	149.9%
Gross loans	2,877.1	2,862.5	14.6	0.5%
Other assets	47.7	37.0	10.7	28.9%

Total deposits	3,187.3	3,084.0	103.3	3.3%
Other liabilities	51.1	39.4	11.7	29.7%

Cash and cash equivalents increased $105.1 million from December 31, 2015 to March 31, 2016 primarily due to a $76 million deposit received from a customer on the last day of the quarter.

Gross loans increased $14.6 million (0.5%) from December 31, 2015 to $2.88 billion at March 31, 2016. Residential real estate loans increased $12.5 million (0.9)% and commercial real estate loans increased $8.0 million (0.7)%. These increases were partially offset by decreases in home equity loans of $4.3 million and consumer loans of $1.3 million.

Other assets and other liabilities increased primarily due to an increase in market fluctuations and additional customer interest rate swap contracts entered into during the quarter.

Total deposits increased $103.3 million from December 31, 2015 to $3.19 billion at March 31, 2016 primarily due to the aforementioned $76 million deposit on the last day of the quarter. Total average depository balances increased $98.8 million, or 3.3%, from the quarter ended December 31, 2015 to the quarter ended March 31, 2016, partially attributable to deposits acquired from AFB ($53.5 million). Exclusive of this contribution, the Company experienced increases in interest-bearing deposits ($20.9 million), savings deposits ($14.9 million) and noninterest-bearing demand deposits ($12.1 million) that were partially offset by a decrease in time deposits ($2.7 million).

Net Interest Income

Three months ended March 31, 2016 vs. 2015
The Company’s tax equivalent net interest income decreased $0.2 million, or 0.7%, from $29.5 million for the three months ended March 31, 2015 to $29.3 million for the three months ended March 31, 2016. This decrease is primarily due to a decrease in accretion from fair value adjustments on recent acquisitions. Accretion was $2.5 million for the three months ended March 31, 2015 and $0.8 million for the three months ended March 31, 2016. The decrease was partially offset by an increase in net interest income from the acquisition of three branches in the Lexington, KY market from AFB in November 2015. In addition, investment interest income increased $0.4 million. The Company’s reported net interest margin decreased from 3.99% for the three months ended March 31, 2015 to 3.53% for the three months ended March 31, 2016. Excluding the favorable impact of accretion, the net interest margin for the three months ended March 31, 2016 and 2015 would have been 3.44% and 3.66%, respectively.
    The following schedule presents the estimated future accretion on net interest income as a result of the Company's acquisitions (in thousands). The amounts in the table below require management to make significant assumptions based on estimated future default, prepayment and discount rates. Actual performance could be significantly different from that assumed, which could result in actual results being materially different than those estimated below.

Estimated Accretion Forecast

Remainder 2016	$1,632
2017	1,007
2018	772

Table One
Average Balance Sheets and Net Interest Income
(In thousands)

Assets	Three months ended March 31,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,531,966	$14,918	3.92%	$1,441,331	$14,120	3.97%
Commercial, financial, and agriculture(2)	1,294,345	12,919	4.01	1,153,250	14,026	4.93
Installment loans to individuals(2),(3)	38,632	721	7.51	41,819	791	7.67
Previously securitized loans(4)	***	369	***	***	451	***
Total loans	2,864,943	28,927	4.06	2,636,400	29,388	4.52
Securities:
Taxable	421,289	3,005	2.87	327,185	2,712	3.36
Tax-exempt(5)	41,898	549	5.27	28,477	406	5.78
Total securities	463,187	3,554	3.09	355,662	3,118	3.56
Deposits in depository institutions	10,529	—	—	8,968	—	—
Total interest-earning assets	3,338,659	32,481	3.91	3,001,030	32,506	4.39
Cash and due from banks	81,569			222,409
Bank premises and equipment	76,945			77,638
Other assets	256,329			244,686
Less: allowance for loan losses	(20,591)			(20,658)
Total assets	$3,732,911			$3,525,105
Liabilities
Interest-bearing demand deposits	$677,849	$145	0.09%	$636,810	$132	0.08%
Savings deposits	767,262	228	0.12	694,700	181	0.11
Time deposits(2)	1,019,416	2,525	1.00	1,021,474	2,428	0.96
Short-term borrowings	162,046	107	0.27	129,647	82	0.26
Long-term debt	16,495	164	4.00	16,495	150	3.69
Total interest-bearing liabilities	2,643,068	3,169	0.48	2,499,126	2,973	0.48
Noninterest-bearing demand deposits	630,524			571,340
Other liabilities	40,198			49,996
Stockholders’ equity	419,121			404,643
Total liabilities and stockholders’ equity	$3,732,911			$3,525,105
Net interest income		$29,312			$29,533
Net yield on earning assets			3.53%			3.99%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings, Community and AFB:

	Residential real estate	$181	$197
	Commercial, financial and agriculture	394	1,988
	Installment loans to individuals	54	96
	Time deposits	148	169
		$777	$2,450

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(In thousands)

	Three months ended March 31, 2016 vs. 2015
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$895	$(97)	$798
Commercial, financial, and agriculture	1,730	(2,837)	(1,107)
Installment loans to individual	(61)	(9)	(70)
Previously securitized loans	—	(82)	(82)
Total loans	2,564	(3,025)	(461)
Securities:
Taxable	787	(494)	293
Tax-exempt(1)	193	(50)	143
Total securities	980	(544)	436
Total interest-earning assets	$3,544	$(3,569)	$(25)
Interest-bearing liabilities:
Interest-bearing demand deposits	$9	$4	$13
Savings deposits	19	28	47
Time deposits	(5)	102	97
Short-term borrowings	21	4	25
Long-term debt	—	14	14
Total interest-bearing liabilities	$44	$152	$196
Net Interest Income	$3,500	$(3,721)	$(221)

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Non-GAAP Financial Measures

Management of the Company uses measures in its analysis of the Company's performance other than those in accordance with generally accepted accounting principals in the United States of America ("GAAP"). These measures are useful when evaluating the underlying performance of the Company's operations. The Company's management believes that these non-GAAP measures enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company's management believes that investors may use these non-GAAP financial measures to evaluate the Company's financial performance without the impact of these items that may obscure trends in the Company's performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they comparable to non-GAAP financial measures that may be presented by other companies. The following table reconciles fully taxable equivalent net interest income and fully taxable equivalent net interest income excluding accretion with net interest income as derived from the Company's financial statements (in thousands):

	Three months ended March 31,
	2016	2015

Net interest income, fully taxable equivalent	$29,312	$29,533
Taxable equivalent adjustment	(192)	(142)
Net interest income ("GAAP")	$29,120	$29,391

Net interest income, fully taxable equivalent, excluding accretion	$28,535	$27,083
Taxable equivalent adjustment	(192)	(142)
Accretion related to fair value adjustments	777	2,450
Net interest income ("GAAP")	$29,120	$29,391

Loans
Table Four
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands);

	March 31, 2016	December 31, 2015	March 31, 2015
Residential real estate	$1,395,670	$1,383,133	$1,303,258
Home equity	142,694	147,036	143,670
Commercial and industrial	165,549	165,340	132,127
Commercial real estate	1,135,625	1,127,581	1,011,701
Consumer	34,754	36,083	38,436
DDA overdrafts	2,825	3,361	3,203
Total loans	$2,877,117	$2,862,534	$2,632,395

Loan balances increased $14.6 million from December 31, 2015 to March 31, 2016. Residential real estate loans increased $12.5 million, or 0.9%, from December 31, 2015 to March 31, 2016.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans that allow consumers to borrower against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet and the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2016, $14.0 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $4.3 million during the first three months of 2016.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrower against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I increased $0.2 million from December 31, 2015 to March 31, 2016.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $8.0 million from December 31, 2015 to March 31, 2016.  At March 31, 2016, $15.2 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $1.3 million during the first three months of 2016.

Allowance and Provision for Loan Losses
Table Five
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Three months ended March 31,		Year ended December 31,
	2016	2015	2015
Balance at beginning of period	$19,251	$20,074	$20,074
Charge-offs:
Commercial and industrial	(1)	(94)	(5,768)
Commercial real estate	(302)	(337)	(580)
Residential real estate	(405)	(257)	(1,144)
Home equity	(106)	(91)	(312)
Consumer	(38)	(74)	(210)
DDA overdrafts	(318)	(311)	(1,414)
Total charge-offs	(1,170)	(1,164)	(9,428)
Recoveries:
Commercial and industrial	1	18	74
Commercial real estate	384	8	366
Residential real estate	39	10	199
Home equity	—	—	—
Consumer	29	28	187
DDA overdrafts	242	241	791
Total recoveries	695	305	1,617
Net charge-offs	(475)	(859)	(7,811)
Provision for purchased credit impaired loans	40	246	6,435
Provision for loan losses	499	642	553
Balance at end of period	$19,315	$20,103	$19,251
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.07%	0.13%	0.26%
Provision for loan losses (annualized)	0.08%	0.13%	0.26%
As a Percent of Non-Performing Loans:
Allowance for loan losses	120.40%	121.40%	110.40%
As a Percent of Total Loans:
Allowance for loan losses	0.67%	0.76%	0.67%

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (i) unemployment and economic trends in the Company’s markets, (ii) concentrations of credit, if any, among any industries, (iii) trends in loan growth, loan mix, delinquencies, losses or credit impairment, (iv) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.5 million in the first three months of 2016 and $0.9 million in the first three months of 2015.  The provision for loan losses recorded in the first quarter of 2016 reflects the modest growth in the loan portfolio, changes in the quality of the portfolio, and general improvement in the Company’s historical loss rates used to compute the allowance not specifically allocated to individual credits. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.5 million for the first three months of 2016 and $0.9 million for the first three months of 2015.  Net charge-offs in the first three months of 2016 consisted primarily of net charge-offs on residential real estate loans of $0.4 million, home equity loans of $0.1 million and overdraft deposit accounts of $0.1 million.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2016, is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands):

	As of March 31,		As of December 31,
	2016	2015	2015
Commercial and industrial	$3,903	$1,128	$3,271
Commercial real estate	6,404	9,589	6,985
Residential real estate	6,759	6,901	6,778
Home equity	1,402	1,584	1,463
Consumer	93	179	97
DDA overdrafts	754	722	657
Allowance for Loan Losses	$19,315	$20,103	$19,251

The ALLL was $19.3 million at March 31, 2016 and December 31, 2015.  Below is a summary of the changes in the components of the ALLL from December 31, 2015 to March 31, 2016.

The allowance allocated to the commercial real estate loan portfolio decreased $0.6 million, or 8.32%, from $7.0 million at December 31, 2015 to $6.4 million at March 31, 2016. This is due to a decrease in loans classified as substandard.

The allowance related to the commercial and industrial loan portfolio increased $0.6 million from $3.3 million at December 31, 2015 to $3.9 million at March 31, 2016. This increase is due to an increase in loans classified as substandard as of March 31, 2016.

The allowance allocated to the residential real estate portfolio remained flat at $6.8 million at December 31, 2015 and March 31, 2016.

The allowance allocated to the home equity loan portfolio decreased $0.1 million from $1.5 million at December 31, 2015 to $1.4 million at March 31, 2016.

The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at December 31, 2015 and March 31, 2016.

The allowance allocated to overdraft deposit accounts increased modestly from $0.7 million at December 31, 2015 to $0.8 million at March 31, 2016.

Non-Performing Assets
Table Seven
Non-Performing Loans

The Company's nonperforming assets are shown below (dollars in thousands):

	As of March 31,		December 31,
	2016	2015	2015
Residential real estate	$2,977	$2,299	$2,918
Home equity	152	92	136
Commercial and industrial	2,967	3,346	2,745
Commercial real estate	9,718	10,445	11,149
Consumer	—	—	—
Total non-accrual loans	15,814	16,182	16,948
Accruing loans past due 90 days or more	225	384	495
Total non-performing loans	$16,039	$16,566	$17,443

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.77%	0.96%	0.84%

Non-accrual loans decreased $0.4 million from $16.2 million for the three months ended March 31, 2015 to $15.8 million for the three months ended March 31, 2016. The average recorded investment in impaired loans during the three months ended March 31, 2016 and 2015 was $7.7 million and $9.6 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2016.

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.84% at December 31, 2015 to 0.77% at March 31, 2016.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. This improvement was primarily related to a single commercial customer engaged in the mining and energy sectors (per the North American Industry Classification System) which filed for bankruptcy and for which the Company recorded a charge-off as previously discussed.

The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for both the three months ended March 31, 2016 and March 31, 2015.  Approximately $0.2 million of interest income would have been recognized during both of the three months ended March 31, 2016 and March 31, 2015, if such loans had been current in accordance with their original terms.  Interest on loans is accrued and credited to operations based upon the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest unless the loan is well collateralized and in the process of collection. When interest accruals are discontinued, interest credited to income in the current year that is unpaid and deemed uncollectible is charged to operations. Prior-year interest accruals that are unpaid and deemed uncollectible are charged to the allowance for loan losses, provided that such amounts were specifically reserved.

Table Eight
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of March 31,		December 31,
	2016	2015	2015
Accruing:
Residential real estate	$18,306	$18,451	$17,796
Home equity	2,878	2,726	2,659
Commercial and industrial	54	70	58
Commercial real estate	523	1,894	1,746
Consumer	—	—	—
Total accruing TDRs	21,761	23,141	22,259

Non-Accruing:
Residential real estate	36	616	191
Home equity	—	15	34
Commercial and industrial	—	—	—
Commercial real estate	—	—	—
Consumer	—	—	—
Total non-accruing TDRs	36	631	225

Total TDRs	$21,797	$23,772	$22,484

Regulatory guidance requires that loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of debt by the bankruptcy court is deemed to be a concession granted to the borrower. The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 97% of the Company's total TDRs as of March 31, 2016. The average age of these TDRs was 11.4 years; the average current balance as a percentage of the original balance was 68.2%; and the average loan-to-value ratio was 65.6% as of March 31, 2016. Of the total 488 Chapter 7 related TDRs, 39 had an estimated loss exposure based on the current balance and appraised value at March 31, 2016.

Table Nine
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of March 31,		As of December 31,
	2016	2015	2015
Impaired loans with a valuation allowance	$—	$4,226	$—
Impaired loans with no valuation allowance	7,235	5,336	8,482
Total impaired loans	$7,235	$9,562	$8,482

Allowance for loan losses allocated to impaired loans	$—	$1,343	$—

The impaired loans with a valuation allowance at the end of March 31, 2015 were comprised primarily of two commercial borrowing relationships that were evaluated during that period and determined that an allowance was necessary. Subsequent to that date, the one of those borrowers reduced their loan balance and therefore a reserve was not necessary and the other borrower paid off their loan.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2016 vs. 2015
(In millions)

	Three months ended March 31,
	2016	2015	$ Change	% Change

Non-interest income	$13.1	$24.0	$(10.9)	(45.4)%
Non-interest expense	24.1	23.2	0.9	3.9%

Non-Interest Income: On January 1, 2015, the Company sold its insurance operations, CityInsurance, which resulted in a pre-tax gain of $11.1 million. Exclusive of this gain, non-interest income increased from $12.9 million for the first three months of 2015 to $13.1 million for the first three months of 2016.  This increase was mainly due to an increase in service charges of $0.4 million, or 6.3%, from the first quarter of 2015 to $6.3 million and an increase in trust and investment management fee income of $0.1 million, or 6.3%, to $1.3 million. These increases were partially offset by decreases in other income of $0.1 million and bankcard revenues of $0.1 million.

Non-Interest Expense: Non-interest expenses increased $0.9 million, from $23.2 million in the first three months of 2015 to $24.1 million in the first three months of 2016. This increase was largely due to the acquisition of three branches from AFB (for an increase of $0.5 million) and an increase in other expenses of $0.3 million. The increase in other expenses is primarily related to the fair value adjustment for a $5.0 million notional interest rate swap to protect against changes in long-term fixed interest rates related to commercial loans.

Income Tax Expense: The Company’s effective income tax rate for the three months ended March 31, 2016 was 33.4% compared to 34.4% for the year ended December 31, 2015, and 38.7% for the three months ended March 31, 2015.  As noted previously, the Company sold CityInsurance in the first quarter of 2015. As a result of differences between the book basis and tax basis of the assets that were sold, the Company’s income tax expense increased by $1.1 million. Exclusive of the sale of CityInsurance in the first quarter of 2015, the Company’s tax rate from operations was 33.3% for the quarter ended March 31, 2015.

Risk Management

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates, underlying credit risk and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts.

The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures, and interest sensitivity positions are monitored.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2016
+400	4.50%	+6.8%
+300	3.50	+8.7
+200	2.50	+8.4
+100	1.50	+4.8
-50	0.00	-6.3

December 31, 2015
+400	4.50%	+6.0%
+300	3.50	+7.5
+200	2.50	+6.8
+100	1.50	+3.3

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2016 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2016, City National could pay dividends up to $24.8 million plus net profits for the remainder of 2016, as defined by statute, up to the dividend declaration date without prior regulatory permission.

City Holding used cash obtained from the dividends received primarily to: (i) pay common dividends to shareholders (ii) remit interest payments on the Company’s junior subordinated debentures and (iii) fund repurchases of the Company's common shares.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.7 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $25.8 million on an annualized basis over the next

12 months based on common shareholders outstanding at March 31, 2016.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of March 31, 2016, City Holding reported a cash balance of $31.7 million and management believes that City Holding’s available cash balance, together with cash dividends from City National will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, City Holding has no significant commitments or obligations in years after 2016 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of City Holding. It is expected that City Holding will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2016, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2016, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 74.6% as of March 31, 2016 and deposit balances fund 83.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $458.8 million at March 31, 2016, and that greatly exceeded the Company’s non-deposit sources of borrowing which totaled $173.2 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 56.4% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $14.8 million of cash from operating activities during the first three months of 2016, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $1.2 million of cash in investing activities during the first three months of 2016 primarily by the proceeds from maturities of available-for-sale securities, partially offset by an increase in loans. The Company generated $89.0 million of cash in financing activities during the first three months of 2016, as principally a result of an increase in noninterest-bearing and interest-bearing deposits, partially offset by purchases of treasury stock of $9.9 million and cash dividends paid of $6.4 million to the Company’s common stockholders.

Capital Resources

During the first three months of 2016, Shareholders’ Equity decreased $1.2 million, or 0.3%, from $419.3 million at December 31, 2015 to $418.1 million at March 31, 2016.  This decrease was primarily due to the repurchase of the Company's stock pursuant to its stock repurchase program of $9.9 million and dividends declared of $6.4 million, partially offset by net income of $11.7 million and increase in unrealized gains on available-for-sale securities of $2.7 million.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET1") capital ratio of 5.125% and a total capital to risk-adjusted assets ratio of 8.625%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 6.625%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET 1, total capital, Tier I capital, and leverage ratios of 5.125%, 8.625%, 6.625%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET 1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables
(in thousands):

March 31, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$341,165	13.4%	$130,725	5.125%	$178,552	7.0%	$165,798	6.5%
City National Bank	276,365	10.9	129,938	5.125	177,476	7.0	164,799	6.5
Tier I Capital
City Holding Company	357,165	14.0	168,986	6.625	216,813	8.5	204,059	8.0
City National Bank	292,325	11.5	167,968	6.625	215,506	8.5	202,830	8.0
Total Capital
City Holding Company	377,003	14.8	220,001	8.625	267,828	10.5	255,074	10.0
City National Bank	311,651	12.3	218,676	8.625	266,214	10.5	253,537	10.0
Tier I Leverage Ratio
City Holding Company	357,165	9.8	146,091	4.0	146,094	4.0	182,617	5.0
City National Bank	292,325	8.0	145,452	4.0	145,452	4.0	181,815	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2015	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$345,620	13.7%	$113,919	4.5%	$177,207	7.0%	$164,549	6.5%
City National Bank	264,812	10.5	113,209	4.5	176,103	7.0	163,524	6.5
Tier I Capital
City Holding Company	361,620	14.3	151,891	6.0	215,180	8.5	202,522	8.0
City National Bank	288,752	11.5	150,945	6.0	213,839	8.5	201,260	8.0
Total Capital
City Holding Company	382,180	15.1	202,522	8.0	265,810	10.5	253,152	10.0
City National Bank	308,804	12.3	201,260	8.0	264,154	10.5	251,575	10.0
Tier I Leverage Ratio
City Holding Company	361,620	10.2	142,521	4.0	142,521	4.0	178,151	5.0
City National Bank	288,752	8.1	141,874	4.0	141,874	4.0	177,343	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of March 31, 2016, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2016, management believes that City Holding and City National meet all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of the outstanding shares at that time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2016:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 - January 31, 2016	179,132	$42.95	179,132	454,248
February 1 - February 29, 2016	30,000	$43.58	30,000	424,248
March 1 - March 31, 2016	20,000	$46.19	20,000	404,248

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Exhibit Index."

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

Date: May 5, 2016

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
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.