Form 10-Q
period 2016-06-30
CITY HOLDING CO
filed 2016-08-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2016
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
Common stock, $2.50 Par Value – 15,005,321 shares as of August 3, 2016.

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

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$69,933	$58,829
Interest-bearing deposits in depository institutions	8,643	11,284
Cash and Cash Equivalents	78,576	70,113

Investment securities available for sale, at fair value	409,039	369,466
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2016 and December 31, 2015 - $86,944 and $90,810, respectively)	83,208	88,937
Other securities	10,203	12,915
Total Investment Securities	502,450	471,318

Gross loans	2,903,398	2,862,534
Allowance for loan losses	(19,139)	(19,251)
Net Loans	2,884,259	2,843,283

Bank owned life insurance	99,446	97,919
Premises and equipment, net	75,040	77,271
Accrued interest receivable	8,428	7,432
Net deferred tax asset	23,995	29,974
Goodwill and other intangible assets, net	79,433	79,792
Other assets	55,234	36,957
Total Assets	$3,806,861	$3,714,059

Liabilities
Deposits:
Noninterest-bearing	$651,867	$621,073
Interest-bearing:
Demand deposits	701,248	679,735
Savings deposits	758,323	765,611
Time deposits	1,030,841	1,017,556
Total Deposits	3,142,279	3,083,975

Short term borrowings:
Federal funds purchased	—	13,000
Customer repurchase agreements	153,674	141,869
Long-term debt	16,495	16,495
Other liabilities	66,054	39,448
Total Liabilities	3,378,502	3,294,787

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at June 30, 2016 and December 31, 2015, less 3,493,961 and 3,319,067 shares in treasury, respectively	46,249	46,249
Capital surplus	105,648	106,269
Retained earnings	402,044	390,690
Cost of common stock in treasury	(127,619)	(120,104)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	6,796	927
Underfunded pension liability	(4,759)	(4,759)
Total Accumulated Other Comprehensive Income (Loss)	2,037	(3,832)
Total Shareholders’ Equity	428,359	419,272
Total Liabilities and Shareholders’ Equity	$3,806,861	$3,714,059

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Interest and fees on loans	$29,640	$28,812	$58,567	$58,200
Interest and dividends on investment securities:
Taxable	2,927	2,641	5,933	5,353
Tax-exempt	365	267	722	531
Total Interest Income	32,932	31,720	65,222	64,084

Interest Expense
Interest on deposits	3,011	2,699	5,909	5,440
Interest on short-term borrowings	86	85	193	167
Interest on long-term debt	167	153	331	303
Total Interest Expense	3,264	2,937	6,433	5,910
Net Interest Income	29,668	28,783	58,789	58,174
Provision for loan losses	1,122	2,836	1,661	3,724
Net Interest Income After Provision for Loan Losses	28,546	25,947	57,128	54,450

Non-Interest Income
Net gains on sale of investment securities	845	2,116	845	2,130
Service charges	6,564	6,589	12,867	12,516
Bankcard revenue	4,190	4,002	8,157	8,076
Trust and investment management fee income	1,371	1,201	2,647	2,401
Bank owned life insurance	768	783	1,528	1,547
Gain on sale of insurance division	—	—	—	11,084
Other income	843	714	1,664	1,672
Total Non-Interest Income	14,581	15,405	27,708	39,426

Non-Interest Expense
Salaries and employee benefits	12,790	12,193	25,463	24,372
Occupancy and equipment	2,708	2,529	5,544	5,119
Depreciation	1,567	1,516	3,134	3,027
FDIC insurance expense	512	445	977	895
Advertising	778	701	1,494	1,405
Bankcard expenses	925	797	1,758	1,615
Postage, delivery, and statement mailings	506	507	1,071	1,068
Office supplies	366	347	719	693
Legal and professional fees	528	542	999	1,109
Telecommunications	431	463	859	938
Repossessed asset losses, net of expenses	53	335	341	555
Merger related expenses	—	108	—	108
Other expenses	3,119	2,761	6,064	5,505
Total Non-Interest Expense	24,283	23,244	48,423	46,409
Income Before Income Taxes	18,844	18,108	36,413	47,467
Income tax expense	6,303	6,125	12,169	17,492
Net Income Available to Common Shareholders	$12,541	$11,983	$24,244	$29,975

Total Comprehensive Income	$15,667	$10,344	$30,113	$29,242

Average common shares outstanding	14,889	15,104	14,903	15,079
Effect of dilutive securities:
Employee stock awards and warrant outstanding	13	23	12	77
Shares for diluted earnings per share	14,902	15,127	14,915	15,156

Basic earnings per common share	$0.83	$0.78	$1.61	$1.97
Diluted earnings per common share	$0.83	$0.78	$1.61	$1.96
Dividends declared per common share	$0.43	$0.42	$0.86	$0.84

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$12,541	$11,983	$24,244	$29,975

Unrealized gains (losses) on available-for-sale securities arising during the period	5,800	(482)	10,148	968
Reclassification adjustment for gains	(845)	(2,116)	(845)	(2,130)
Other comprehensive income (loss) before income taxes	4,955	(2,598)	9,303	(1,162)
Tax effect	(1,829)	959	(3,434)	429
Other comprehensive income (loss), net of tax	3,126	(1,639)	5,869	(733)

Comprehensive Income, Net of Tax	$15,667	$10,344	$30,113	$29,242

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2016 and 2015
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$46,249	$107,370	$362,211	$(120,818)	$(4,159)	$390,853
Net income	—	—	29,975	—	—	29,975
Other comprehensive loss	—	—	—	—	(733)	(733)
Cash dividends declared ($0.84 per share)	—	—	(12,807)	—	—	(12,807)
Stock-based compensation expense, net	—	(408)	—	1,468	—	1,060
Exercise of 29,250 stock options	—	(306)	—	1,302	—	996
Exercise of 61,796 warrants	—	(765)	—	2,661	—	1,896
Balance at June 30, 2015	$46,249	$105,891	$379,379	$(115,387)	$(4,892)	$411,240

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	24,244	—	—	24,244
Other comprehensive income	—	—	—	—	5,869	5,869
Cash dividends declared ($0.86 per share)	—	—	(12,890)	—	—	(12,890)
Stock-based compensation expense, net	—	(417)	—	1,617	—	1,200
Exercise of 20,250 stock options	—	(204)	—	886	—	682
Purchase of 231,132 treasury shares	—	—	—	(10,018)	—	(10,018)
Balance at June 30, 2016	$46,249	$105,648	$402,044	$(127,619)	$2,037	$428,359

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2016	2015
Net income	$24,244	$29,975
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	146	(2,976)
Provision for loan losses	1,661	3,724
Depreciation of premises and equipment	3,134	3,027
Deferred income tax expense	2,548	4,549
Net periodic employee benefit cost	257	413
Realized investment securities gains	(1,256)	(2,130)
Investment securities impairment losses	411	—
Stock-compensation expense	1,200	1,060
Increase in value of bank-owned life insurance	(1,527)	(1,547)
Loans originated for sale	(5,913)	(9,191)
Proceeds from the sale of loans originated for sale	5,801	9,327
Gain on sale of loans	(139)	(167)
Gain on sale of insurance division	—	(11,084)
Change in accrued interest receivable	(996)	(1,012)
Change in other assets	(18,105)	5,703
Change in other liabilities	26,282	(19,307)
Net Cash Provided by Operating Activities	37,748	10,364

Proceeds from sales of securities available-for-sale	1,256	290
Proceeds from maturities and calls of securities available-for-sale	34,009	33,323
Proceeds from maturities and calls of securities held-to-maturity	5,549	7,648
Purchases of securities available-for-sale	(63,458)	(67,911)
Net increase in loans	(40,883)	(31,705)
Purchases of premises and equipment	(1,391)	(978)
Disposals of premises and equipment	376	—
Proceeds from sale of insurance division	—	15,250
Net Cash Used in Investing Activities	(64,542)	(44,083)

Net increase in non-interest-bearing deposits	30,794	18,250
Net increase in interest-bearing deposits	27,806	11,985
Net increase (decrease) in short-term borrowings	(1,195)	18,240
Purchases of treasury stock	(10,018)	—
Proceeds from exercise of stock options, net of tax benefit	682	996
Proceeds from exercise of warrants	—	1,896
Dividends paid	(12,812)	(12,452)
Net Cash Provided by Financing Activities	35,257	38,915
Increase in Cash and Cash Equivalents	8,463	5,196
Cash and cash equivalents at beginning of period	70,113	148,228
Cash and Cash Equivalents at End of Period	$78,576	$153,424

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, the "Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2016. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B - Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. This ASU became effective for the Company on January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting.” This standard makes several modifications to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will become effective for the Company for interim and annual periods on January 1, 2017. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this standard clarify identifying performance obligations and the licensing implementation guidance under Topic 606. This ASU will become effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-10 is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (CECL) will apply to the allowance for loan losses, available-for-sale and held to maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. This ASU will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of ASU No. 2016-13 on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$4	$—	$—	$4	$5	$—	$—	$5
Obligations of states and
political subdivisions	57,224	2,070	3	59,291	49,725	979	7	50,697
Mortgage-backed securities:
U.S. government agencies	306,201	7,035	128	313,108	287,933	2,285	2,021	288,197
Private label	1,108	3	—	1,111	1,222	9	—	1,231
Trust preferred securities	6,046	1,178	901	6,323	6,550	463	1,155	5,858
Corporate securities	23,930	436	126	24,240	18,793	221	321	18,693
Total Debt Securities	394,513	10,722	1,158	404,077	364,228	3,957	3,504	364,681
Marketable equity securities	2,136	1,283	—	3,419	2,131	1,142	—	3,273
Investment funds	1,525	18	—	1,543	1,525	—	13	1,512
Total Securities
Available-for-Sale	$398,174	$12,023	$1,158	$409,039	$367,884	$5,099	$3,517	$369,466

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Mortgage-backed securities
US government agencies	$79,208	$3,736	$—	$82,944	$84,937	$1,949	$76	$86,810
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$83,208	$3,736	$—	$86,944	$88,937	$1,949	$76	$90,810

Other investment securities:
Non-marketable equity securities	$10,203	$—	$—	$10,203	$12,915	$—	$—	$12,915
Total Other Investment
Securities	$10,203	$—	$—	$10,203	$12,915	$—	$—	$12,915

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

	June 30, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$480	$3	$—	$—	$480	$3
Mortgage-backed securities:
U.S. Government agencies	16	—	17,020	128	17,036	128
Trust preferred securities	—	—	4,618	901	4,618	901
Corporate securities	2,273	122	1,025	4	3,298	126
Total	$2,769	$125	$22,663	$1,033	$25,432	$1,158

	December 31, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$2,406	$5	$128	$2	$2,534	$7
Mortgage-backed securities:
U.S. Government agencies	129,612	688	34,044	1,333	163,656	2,021
Trust preferred securities	—	—	4,769	1,155	4,769	1,155
Corporate securities	10,856	174	2,231	147	13,087	321
Investment funds	—	—	1,488	13	1,488	13
Total	$142,874	$867	$42,660	$2,650	$185,534	$3,517

During the six months ended June 30, 2016, the Company had $0.4 million in investment impairment losses. For the six months ended June 30, 2015 and the year ended December 31, 2015, the Company had no investment impairment losses. At June 30, 2016, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of those dates was $14.5 million ($12.9 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2016, management generally does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2016, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$4,026	$4,084
Due after one year through five years	25,063	17,326
Due after five years through ten years	35,413	44,738
Due after ten years	330,011	337,929
	$394,513	$404,077
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	83,208	86,944
	$83,208	$86,944

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Gross realized gains	$1,256	$2,116	$1,256	$2,130
Gross realized losses	(411)	—	(411)	—
Net investment security gains	$845	$2,116	$845	$2,130

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $294 million and $273 million at June 30, 2016 and December 31, 2015, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2016	December 31, 2015
Residential real estate	$1,417,137	$1,383,133
Home equity	142,827	147,036
Commercial and industrial	171,362	165,340
Commercial real estate	1,135,493	1,127,581
Consumer	33,799	36,083
DDA overdrafts	2,780	3,361
Gross loans	2,903,398	2,862,534
Allowance for loan losses	(19,139)	(19,251)
Net loans	$2,884,259	$2,843,283

Construction loans of $12.3 million and $13.1 million are included within residential real estate loans at June 30, 2016 and December 31, 2015, respectively.  Construction loans of $2.2 million and $12.6 million are included within commercial real estate loans at June 30, 2016 and December 31, 2015, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings"), Community Financial Corporation ("Community") and American Founders Bank ("AFB") acquisitions (in thousands):

	Virginia
	Savings	Community	AFB	Total
June 30, 2016
Outstanding loan balance	$27,113	$164,558	$105,398	$297,069

Credit-impaired loans:
Carrying value	1,714	11,160	—	12,874
Contractual principal and interest	1,924	14,042	—	15,966

December 31, 2015
Outstanding loan balance	$28,914	$181,545	$112,862	$323,321

Credit-impaired loans:
Carrying value	1,707	12,899	—	14,606
Contractual principal and interest	1,965	16,362	—	18,327

Changes in the accretable yield of the credit-impaired loans for the six months ended June 30, 2016 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$374	$1,707	$6,266	$12,899	$6,640	$14,606
Accretion	(86)	86	(530)	530	(616)	616
Net reclassifications to accretable yield from
non-accretable yield	51	—	(38)	—	13	—
Payments received, net	—	(79)	—	(2,011)	—	(2,090)
Disposals	—	—	—	(258)	—	(258)
Balance at the end of period	$339	$1,714	$5,698	$11,160	$6,037	$12,874

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2016 and 2015 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2016 and December 31, 2015 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Six months ended June 30, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(45)	(1,071)	(742)	(175)	(82)	(639)	(2,754)
Recoveries	4	404	90	—	81	402	981
Provision for acquired loans	—	168	—	—	—	—	168
Provision	861	(213)	232	135	(5)	483	1,493
Ending balance	$4,091	$6,273	$6,358	$1,423	$91	$903	$19,139

Six months ended June 30, 2015
Allowance for loan loss
Beginning balance	$1,582	$8,845	$7,208	$1,495	$85	$859	$20,074
Charge-offs	(2,538)	(276)	(529)	(108)	(143)	(624)	(4,218)
Recoveries	27	31	64	—	79	406	607

Provision for acquired loans	—	545	—	—	—	—	545
Provision	3,154	(623)	332	106	99	111	3,179
Ending balance	$2,225	$8,522	$7,075	$1,493	$120	$752	$20,187

As of June 30, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	4,088	5,670	6,266	1,423	91	903	18,441
Acquired with deteriorated
credit quality	3	603	92	—	—	—	698
Total	$4,091	$6,273	$6,358	$1,423	$91	$903	$19,139

Loans
Evaluated for impairment:
Individually	$2,114	$4,838	$—	$—	$—	$—	$6,952
Collectively	168,929	1,120,863	1,414,488	142,827	33,684	2,780	2,883,571
Acquired with deteriorated
credit quality	319	9,792	2,649	—	115	—	12,875
Total	$171,362	$1,135,493	$1,417,137	$142,827	$33,799	$2,780	$2,903,398

As of December 31, 2015
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	3,267	6,173	6,765	1,463	97	657	18,422
Acquired with deteriorated
credit quality	4	812	13	—	—	—	829
Total	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251

Loans
Evaluated for impairment:
Individually	$2,349	$6,133	$—	$—	$—	$—	$8,482
Collectively	162,662	1,109,327	1,381,064	147,036	35,997	3,361	2,839,447
Acquired with deteriorated
credit quality	329	12,121	2,069	—	86	—	14,605
Total	$165,340	$1,127,581	$1,383,133	$147,036	$36,083	$3,361	$2,862,534

In the second quarter of 2016, parts of West Virginia were impacted by tragic flooding. Upon review of the Company's loan balances in those communities impacted, management has estimated that there are approximately $40 million of loans outstanding, with 90% being residential real estate loans located out of the floodplains. Within zip codes where the flooding occurred, there are approximately 900 loans, mostly residential real estate loans, that have an average balance of under $43,000. It is still early in the recovery process, and while the Company did not recognize any losses related to the flooding in the second quarter of 2016, the exact nature of any future loan losses remains unknown. While it is likely that the Company will experience losses due to the flood, the amount of such loss is currently not estimable.

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk grading.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings for commercial loans are:  Pass, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields; ratios and leverage; cash flow spread and coverage; prior history; capability of management; market position/industry; potential impact of changing economic, legal, regulatory or environmental conditions; purpose; structure; collateral support; and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
June 30, 2016
Pass	$161,579	$1,079,105	$1,240,684
Special mention	2,236	16,021	18,257
Substandard	7,547	40,367	47,914
Doubtful	—	—	—
Total	$171,362	$1,135,493	$1,306,855

December 31, 2015
Pass	$156,664	$1,070,506	$1,227,170
Special mention	4,099	20,942	25,041
Substandard	4,539	36,133	40,672
Doubtful	38	—	38
Total	$165,340	$1,127,581	$1,292,921

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
June 30, 2016
Residential real estate	$1,414,503	$2,634	$1,417,137
Home equity	142,612	215	142,827
Consumer	33,711	88	33,799
DDA overdrafts	2,780	—	2,780
Total	$1,593,606	$2,937	$1,596,543

December 31, 2015
Residential real estate	$1,379,797	$3,336	$1,383,133
Home equity	146,877	159	147,036
Consumer	36,049	34	36,083
DDA overdrafts	3,361	—	3,361
Total	$1,566,084	$3,529	$1,569,613

Aging Analysis of Accruing and Non-Accruing Loans

Interest income on loans is accrued and credited to operations based upon the principal amount outstanding, using methods that generally result in level rates of return.  Loan origination fees, and certain direct costs, are deferred and amortized as an adjustment to the yield over the term of the loan.  The accrual of interest generally is discontinued when a loan becomes 90 days past due as to principal or interest for all loan types.  However, any loan may be placed on non-accrual if the Company receives information that indicates a borrower is unable to meet the contractual terms of its respective loan agreement.  Other indicators considered for placing a loan on non-accrual status include the borrower’s involvement in bankruptcies, foreclosures, repossessions, litigation and any other situation resulting in doubt as to whether full collection of contractual principal and interest is attainable.  When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses.  Management may elect to continue the accrual of interest when the net realizable value of collateral exceeds the principal balance and related accrued interest, and the loan is in the process of collection.

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	June 30, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,409,116	$4,680	$707	$103	$—	$2,531	$1,417,137
Home equity	142,067	410	135	50	—	165	142,827
Commercial and industrial	168,334	290	14	—	—	2,724	171,362
Commercial real estate	1,123,968	1,230	—	—	516	9,779	1,135,493
Consumer	33,649	59	3	88	—	—	33,799
DDA overdrafts	2,490	290	—	—	—	—	2,780
Total	$2,879,624	$6,959	$859	$241	$516	$15,199	$2,903,398

	December 31, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,373,604	$5,261	$932	$418	$—	$2,918	$1,383,133
Home equity	146,493	318	65	24	—	136	147,036
Commercial and industrial	162,435	141	—	19	—	2,745	165,340
Commercial real estate	1,114,953	762	211	—	506	11,149	1,127,581
Consumer	35,886	154	9	34	—	—	36,083
DDA overdrafts	3,048	310	3	—	—	—	3,361
Total	$2,836,419	$6,946	$1,220	$495	$506	$16,948	$2,862,534

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$2,114	$5,250	$—	$2,349	$7,547	$—
Commercial real estate	4,838	7,077	—	6,133	9,502	—
Total	$6,952	$12,327	$—	$8,482	$17,049	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Six months ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$2,339	$—	$2,814	$—
Commercial real estate	4,739	9	5,355	9
Total	$7,078	$9	$8,169	$9

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	1,365	40
Total	$—	$—	$1,365	$40

     Approximately $0.2 million and $0.4 million of interest income would have been recognized during the six months ended June 30, 2016 and 2015, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2016.

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

The following tables set forth the Company’s TDRs (in thousands):

	June 30, 2016			December 31, 2015
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$50	$—	$50	$58	$—	$58
Commercial real estate	2,743	—	2,743	1,746	—	1,746
Residential real estate	19,685	390	20,075	17,796	191	17,987
Home equity	2,873	44	2,917	2,659	34	2,693
Consumer	—	—	—	—	—	—
	$25,351	$434	$25,785	$22,259	$225	$22,484

	New TDRs
	Six months ended June 30,
	2016			2015
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	1	2,225	2,225	—	—	—
Residential real estate	20	1,857	1,857	27	2,006	2,006
Home equity	3	69	69	11	259	259
Consumer	—	—	—	—	—	—
	24	$4,151	$4,151	38	$2,265	$2,265

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 4.15% and 4.01%, respectively	$16,495	$16,495

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

Note G – Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of June 30, 2016 and December 31, 2015, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap for the purpose of hedging changes in LIBOR related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three and six months ended June 30, 2016 and three and six months ended June 30, 2015 hedge ineffectiveness was less than $0.1 million for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Other Assets	$398,139	$29,415	$372,995	$10,811
Other Liabilities	405,662	29,733	380,995	10,872

Derivatives designated as hedges of fair value:
Other Liabilities	4,842	229	5,475	61

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative asset	$(6,744)	$(5,310)	$(18,090)	$(2,428)
Other income - derivative liability	6,869	5,310	18,498	2,428

Change in Fair Value Hedging Interest Rate Derivatives:
Hedged item - derivative asset	43	(78)	164	(12)
Other income - derivative liability	6	(7)	4	2

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2016 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements	$29,415	$—	$29,415	$—	$29,415	$29,415	$—

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative liabilities:
Interest rate swap agreements	$29,733	$—	$29,733	$—	$32,954	$32,954	$—

Hedging derivative liabilities:
Interest rate swap agreements	$229	$—	$229	$—	$254	$254	$—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, no value is displayed to represent full collateralization.

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of June 30, 2016, under the 2003 Plan and 2013 Plan, 462,863 stock options had been awarded and 270,447 restricted stock awards had been awarded, respectively.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2016		2015
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	95,015	$38.38	167,554	$36.74
Granted	24,348	43.73	12,961	46.41
Exercised	(20,250)	33.68	(29,250)	34.30
Forfeited	—	—	(4,000)	31.66
Outstanding at June 30	99,113	$40.68	147,265	$38.24

Exerciseable at June 30	15,500	$36.23	72,000	$37.01

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Six months ended June 30,
	2016	2015
Proceeds from stock option exercises	$682	$1,003
Intrinsic value of stock options exercised	302	322

Stock-based compensation expense associated with stock options	$120	$105

At period-end:	June 30, 2016
Unrecognized stock-based compensation expense associated with stock options	$500
Weighted average period (in years) in which the above amount is expected to be
recognized	2.7

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2016 and 2015, all shares issued in connection with stock option exercises were issued from available treasury stock.

Additional information regarding stock options outstanding and exercisable at June 30, 2016, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$25.00 - $29.99	1,250	$28.15	2.7	$22	1,250	$28.15	2.7	$22
30.00 - 34.99	3,000	30.38	2.4	45	3,000	30.38	2.4	45
35.00 - 39.99	36,601	36.35	6.0	334	4,250	35.09	4.8	44
40.00 - 44.99	45,301	43.51	7.9	89	7,000	40.88	1.8	32
45.00 - 50.00	12,961	46.61	8.7	—	—	—	—	—
	99,113			$490	15,500			$143

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

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2016		2015
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	172,921	$37.38	163,431	$35.50
Granted	27,451	45.99	25,440	46.35
Forfeited	—	—	(500)	37.50
Vested	(21,700)	33.89	(16,550)	33.51
Outstanding at June 30	178,672	$39.13	171,821	$37.29

Information regarding stock-based compensation associated with restricted shares during the three months ended June 30, 2016 and 2015 is provided in the following table (in thousands):

	Six months ended June 30,
	2016	2015
Stock-based compensation expense associated with restricted shares	$661	$567

At period-end:	June 30, 2016
Unrecognized stock-based compensation expense associated with restricted shares	$3,498
Weighted average period (in years) in which the above amount is expected to be
recognized	3.3

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2016 and 2015, all shares issued in connection with restricted stock awards were issued from available treasury stock.

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains two frozen defined benefit pension plans (the “Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation).

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Components of net periodic cost:
Interest cost	$205	$203	$410	$465
Expected return on plan assets	(288)	(234)	(577)	(523)
Net amortization and deferral	212	244	424	471
Net Periodic Pension Cost	$129	$213	$257	$413

401(k) Plan expense	$201	$182	$418	$411

Defined benefit plan contributions	$—	$85	$—	$170

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

	June 30, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$187,645	$183,017
Commercial real estate	89,912	84,672
Other commitments	183,241	177,491
Standby letters of credit	5,379	5,086
Commercial letters of credit	1,629	2,312

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

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

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2014	$(5,349)	$1,190	$(4,159)

Other comprehensive income before reclassifications	—	611	611
Amounts reclassified from other comprehensive loss	—	(1,344)	(1,344)
	—	(733)	(733)

Balance at June 30, 2015	$(5,349)	$457	$(4,892)

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	—	6,402	6,402
Amounts reclassified from other comprehensive loss	—	(533)	(533)
	—	5,869	5,869

Balance at June 30, 2016	$(4,759)	$6,796	$2,037

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Statements
	2016	2015	2016	2015	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(845)	$(2,116)	$(845)	$(2,130)	Security gains (losses)
Related income tax expense	312	781	312	786	Income tax expense
Net effect on accumulated other comprehensive loss	$(533)	$(1,335)	$(533)	$(1,344)

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Distributed earnings allocated to common stock	$6,375	$6,344	$12,751	$12,688
Undistributed earnings allocated to common stock	6,016	5,505	11,204	16,950
Net earnings allocated to common shareholders	$12,391	$11,849	$23,955	$29,638

Average shares outstanding	14,889	15,104	14,903	15,079
Effect of dilutive securities:
Warrant outstanding	—	—	—	55
Employee stock awards	13	23	12	22
Shares for diluted earnings per share	14,902	15,127	14,915	15,156

Basic earnings per share	$0.83	$0.78	$1.61	$1.97
Diluted earnings per share	$0.83	$0.78	$1.61	$1.96

During the three months ended June 30, 2015 there were no anti-dilutive options outstanding. Options to purchase approximately 4,200 shares of common stock were outstanding during the three months ended June 30, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2016.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2016.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$4	$—	$4	$—
Obligations of states and political subdivisions	59,291	—	59,291	—
Mortgage-backed securities:
U.S. Government agencies	313,108	—	313,108	—
Private label	1,111	—	1,111	—
Trust preferred securities	6,323	—	3,700	2,623
Corporate securities	24,240	—	24,240	—
Marketable equity securities	3,419	3,419	—	—
Investment funds	1,543	1,543	—	—
Derivative assets	29,415	—	29,415	—
Financial Liabilities
Derivative liabilities	29,962	—	29,962	—

Nonrecurring fair value measurements
Impaired loans	$6,952	$—	$—	$6,952	$—
Other real estate owned	5,579	—	—	5,579	(312)

December 31, 2015
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5	$—	$5	$—
Obligations of states and political subdivisions	50,697	—	50,697	—
Mortgage-backed securities:
U.S. Government agencies	288,197	—	288,197	—
Private label	1,231	—	1,231	—
Trust preferred securities	5,858	—	3,762	2,096
Corporate securities	18,693	—	18,693	—
Marketable equity securities	3,273	3,273	—	—
Investment funds	1,512	1,512	—	—
Derivative assets	10,811	—	10,811	—
Financial Liabilities
Derivative liabilities	10,933	—	10,933	—

Nonrecurring fair value measurements
Impaired loans	$8,482	$—	$—	$8,482	$—
Other real estate owned	6,518	—	—	6,518	(937)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Six months ended June 30,
	2016	2015
Beginning balance	$2,096	$1,871
Impairment losses on investment securities	(411)	—
Gains on sale of investment securities	1,256	—
Included in other comprehensive income	(318)	276
Dispositions	—	—
Transfers into Level 3	—	—
Ending Balance	$2,623	$2,147

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2016 and 2015, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2016 and 2015, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30,
	2016	2015

Beginning balance	$8,482	$6,517

Loans classified as impaired during the period	—	797
Specific valuation allowance allocations	—	—
	—	797

(Additional) reduction in specific valuation allowance allocations	—	22

Paydowns, payoffs, other activity	(1,530)	(143)

Ending balance	$6,952	$7,193

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

	Six months ended June 30,
	2016	2015

Beginning balance	$6,518	$8,179

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,995	1,862
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	1,995	1,862

OREO remeasured subsequent to initial recognition
Carrying value of foreclosed assets prior to remeasurement	1,228	2,477
Fair value	916	2,112
Write-downs included in other non-interest expense	(312)	(365)

Disposed	(2,622)	(2,947)

Ending balance	$5,579	$6,729

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Cash and cash equivalents	$78,576	$78,576	$78,576	$—	$—
Securities available-for-sale	409,039	409,039	4,962	401,454	2,623
Securities held-to-maturity	83,208	86,944	—	86,944	—
Other securities	10,203	10,203	—	10,203	—
Net loans	2,884,259	2,896,490	—	—	2,896,490
Accrued interest receivable	8,428	8,428	8,428	—	—
Derivative assets	29,415	29,415	—	29,415	—

Liabilities:
Deposits	3,142,279	3,151,350	2,111,438	1,039,912	—
Short-term debt	153,674	153,681	—	153,681	—
Long-term debt	16,495	16,460	—	16,460	—
Derivative liabilities	29,962	29,962	—	29,962	—

December 31, 2015
Assets:
Cash and cash equivalents	70,113	70,113	70,113	—	—
Securities available-for-sale	369,466	369,466	4,785	362,585	2,096
Securities held-to-maturity	88,937	90,810	—	90,810	—
Other securities	12,915	12,915	—	12,915	—
Net loans	2,843,283	2,843,973	—	—	2,843,973
Accrued interest receivable	7,432	7,432	7,432	—	—
Derivative assets	10,811	10,811	—	10,811	—

Liabilities:
Deposits	3,083,975	3,085,908	2,066,419	1,019,489	—
Short-term debt	154,869	154,872	—	154,872	—
Long-term debt	16,495	16,457	—	16,457	—
Derivative liabilities	10,933	10,933	—	10,933	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Summary

Six months ended June 30, 2016 vs. 2015

The Company's financial performance for the six months ended June 30, 2016 and 2015 is summarized in the following table:

	Six months ended June 30,
	2016	2015

Net income available to common shareholders (in thousands)	$24,244	$29,975
Earnings per common share, basic	$1.61	$1.97
Earnings per common share, diluted	$1.61	$1.96
ROA*	1.28%	1.69%
ROE*	11.5%	14.7%
ROATCE*	14.1%	17.8%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2016 increased $0.6 million compared to the six months ended June 30, 2015, primarily as a result of the AFB branch acquisition in the fourth quarter of 2015 (see Net Interest Income). The Company recorded a provision for loan losses of $1.7 million for the six months ended June 30, 2016 compared to $3.7 million for the six months ended June 30, 2015 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $11.7 million, primarily due to the sale of CityInsurance in the first quarter of 2015. Non-interest expense for the six months ended June 30, 2016 increased $2.0 million from the six months ended June 30, 2015, primarily as a result of the AFB branch acquisition in the fourth quarter of 2015.

Three months ended June 30, 2016 vs. 2015

The Company's financial performance for the three months ended June 30, 2016 and 2015 is summarized in the following table:

	Three months ended June 30,
	2016	2015

Net income available to common shareholders (in thousands)	$12,541	$11,983
Earnings per common share, basic	$0.83	$0.78
Earnings per common share, diluted	$0.83	$0.78
ROA	1.31%	1.34%
ROE	11.8%	11.6%
ROATCE	14.5%	14.0%

The Company’s net interest income for the three months ended June 30, 2016 increased $0.9 million compared to the three months ended June 30, 2015, primarily as a result of the AFB branch acquisition in the fourth quarter of 2015 (see Net Interest Income). The Company recorded a provision for loan losses of $1.1 million for the three months ended June 30, 2016 compared to $2.8 million for the three months ended June 30, 2015 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $0.8 million and non-interest expense increased $1.0 million from the three months ended June 30, 2015.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2015 are summarized in the following table (in millions):

	June 30,	December 31,
	2016	2015	$ Change	% Change

Investment securities	$502.5	$471.3	$31.2	6.6%
Gross loans	2,903.4	2,862.5	40.9	1.4%
Other assets	55.2	37.0	18.2	49.2%

Total deposits	3,142.3	3,084.0	58.3	1.9%
Other liabilities	66.1	39.4	26.7	67.8%

Investment securities increased $31.2 million from December 31, 2015 to June 30, 2016 primarily due to additional investment purchases made during the six months ended June 30, 2016.

Gross loans increased $40.9 million (1.4%) from December 31, 2015 to $2.90 billion at June 30, 2016. Residential real estate loans increased $34.0 million (2.5%), commercial real estate loans increased $7.9 million (0.7%) and commercial and industrial loans increased $6.0 million (3.6%). These increases were partially offset by decreases in home equity loans of $4.2 million and consumer loans of $2.3 million.

Other assets and other liabilities increased primarily due to an increase in market values and additional customer interest rate swap contracts entered into during the six months ended June 30, 2016, which are primarily used in the Company's back-to-back program and are reported gross on the consolidated balance sheet.

Total deposits increased $58.3 million from December 31, 2015 to $3.14 billion at June 30, 2016 primarily due to a large deposit on the last day of the first quarter. Total average depository balances increased $194.7 million or 6.4% for the quarter ended June 30, 2016 compared to the quarter ended December 31, 2015. The Company experienced increases in non-interest bearing deposits ($98.2 million), interest bearing deposits ($35.9 million), savings deposits ($34.6 million), and time deposits ($26.0 million) during the quarter ended June 30, 2016. The growth is partially attributable to deposits acquired from AFB.

Net Interest Income

Six months ended June 30, 2016 vs. 2015

The Company’s tax equivalent net interest income increased $0.7 million, or 1.2%, from $58.5 million for the six months ended June 30, 2015 to $59.2 million for the six months ended June 30, 2016. The Company’s reported net interest margin decreased from 3.90% for the six months ended June 30, 2015 to 3.55% for the six months ended June 30, 2016. Excluding the favorable impact of accretion, the net interest margin for the six months ended June 30, 2016 and 2015 would have been 3.44% and 3.63%, respectively.
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

Estimated Accretion Forecast

Remainder 2016	$1,058
2017	1,316
2018	988

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,538,095	$29,957	3.92%	$1,450,386	$28,410	3.95%
Commercial, financial, and agriculture(2)	1,301,380	26,228	4.05	1,155,483	27,019	4.72
Installment loans to individuals(2),(3)	38,644	1,530	7.96	41,633	1,816	8.80
Previously securitized loans(4)	***	852	***	***	954	***
Total loans	2,878,119	58,567	4.09	2,647,502	58,199	4.43
Securities:
Taxable	423,369	5,933	2.82	334,494	5,353	3.23
Tax-exempt(5)	42,768	1,110	5.22	28,992	816	5.68
Total securities	466,137	7,043	3.04	363,486	6,169	3.42
Deposits in depository institutions	9,858	—	—	9,722	—	—
Total interest-earning assets	3,354,114	65,610	3.93	3,020,710	64,368	4.30
Cash and due from banks	112,915			225,727
Bank premises and equipment	76,372			77,152
Other assets	258,800			244,578
Less: allowance for loan losses	(20,138)			(20,724)
Total assets	$3,782,063			$3,547,443

Liabilities
Interest-bearing demand deposits	$682,126	$321	0.09%	$642,431	$257	0.08%
Savings deposits	766,985	465	0.12	701,907	355	0.10
Time deposits(2)	1,024,881	5,123	1.01	1,013,883	4,828	0.96
Short-term borrowings	158,046	193	0.25	139,676	166	0.24
Long-term debt	16,495	331	4.04	16,495	303	3.70
Total interest-bearing liabilities	2,648,533	6,433	0.49	2,514,392	5,909	0.47
Noninterest-bearing demand deposits	669,013			578,570
Other liabilities	41,820			46,112
Stockholders’ equity	422,697			408,369
Total liabilities and stockholders’ equity	$3,782,063			$3,547,443
Net interest income		$59,177			$58,459
Net yield on earning assets			3.55%			3.90%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings, Community and AFB:

		Six months ended June 30,
		2016	2015
	Residential real estate	$371	$440
	Commercial, financial and agriculture	1,050	3,106
	Installment loans to individuals	82	172
	Time deposits	296	339
		$1,799	$4,057

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2016 vs. 2015
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,723	$(176)	$1,547
Commercial, financial, and agriculture	3,421	(4,212)	(791)
Installment loans to individual	(131)	(155)	(286)
Previously securitized loans	—	(102)	(102)
Total loans	5,013	(4,645)	368
Securities:
Taxable	1,426	(846)	580
Tax-exempt(1)	389	(95)	294
Total securities	1,815	(941)	874
Total interest-earning assets	$6,828	$(5,586)	$1,242
Interest-bearing liabilities:
Interest-bearing demand deposits	$16	$48	$64
Savings deposits	33	77	110
Time deposits	53	242	295
Short-term borrowings	22	5	27
Long-term debt	—	28	28
Total interest-bearing liabilities	$124	$400	$524
Net Interest Income	$6,704	$(5,986)	$718

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Three months ended June 30, 2016 vs. 2015
The Company’s tax equivalent net interest income increased $1.0 million or 3.2%, from $28.9 million for the three months ended June 30, 2015 to $29.9 million for the three months ended June 30, 2016. The Company’s reported net interest margin decreased from 3.82% for the three months ended June 30, 2015 to 3.56% for the three months ended June 30, 2016. Excluding the favorable impact of accretion, the net interest margin for the three months ended June 30, 2016 and 2015 would have been 3.44% and 3.60%, respectively.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,545,550	$15,038	3.91%	$1,456,820	$14,291	3.93%
Commercial, financial, and agriculture(2)	1,306,931	13,310	4.10	1,160,219	12,993	4.49
Installment loans to individuals(2),(3)	38,811	809	8.38	41,445	1,026	9.93
Previously securitized loans(4)	***	483	***	***	502	***
Total loans	2,891,292	29,640	4.12	2,658,484	28,812	4.35
Securities:
Taxable	425,450	2,927	2.77	341,723	2,641	3.10
Tax-exempt(5)	43,637	561	5.17	29,501	411	5.59
Total securities	469,087	3,488	2.99	371,224	3,052	3.30
Deposits in depository institutions	9,186	—	—	10,468	—	—
Total interest-earning assets	3,369,565	33,128	3.95	3,040,176	31,864	4.20
Cash and due from banks	144,260			229,009
Bank premises and equipment	75,798			76,671
Other assets	261,271			244,661
Less: allowance for loan losses	(19,686)			(20,789)
Total assets	$3,831,208			$3,569,728

Liabilities
Interest-bearing demand deposits	$686,403	$176	0.10%	$647,991	$125	0.08%
Savings deposits	766,708	238	0.12	709,034	174	0.10
Time deposits(2)	1,030,346	2,598	1.01	1,006,376	2,400	0.96
Short-term borrowings	154,047	86	0.22	149,785	85	0.23
Long-term debt	16,495	167	4.07	16,495	153	3.72
Total interest-bearing liabilities	2,653,999	3,265	0.49	2,529,681	2,937	0.47
Noninterest-bearing demand deposits	707,501			585,720
Other liabilities	43,435			42,273
Stockholders’ equity	426,273			412,054
Total liabilities and stockholders’ equity	$3,831,208			$3,569,728
Net interest income		$29,863			$28,927
Net yield on earning assets			3.56%			3.82%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings, Community and AFB:
		Three months ended June 30,
		2016	2015
	Residential real estate	$190	$243
	Commercial, financial and agriculture	656	1,120
	Installment loans to individuals	29	75
	Time deposits	148	169
		$1,023	$1,607

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2016 vs. 2015
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$868	$(121)	$747
Commercial, financial, and agriculture	1,638	(1,321)	317
Installment loans to individual	(65)	(152)	(217)
Previously securitized loans	—	(19)	(19)
Total loans	2,441	(1,613)	828
Securities:
Taxable	645	(359)	286
Tax-exempt(1)	196	(46)	150
Total securities	841	(405)	436
Total interest-earning assets	$3,282	$(2,018)	$1,264
Interest-bearing liabilities:
Interest-bearing demand deposits	$7	$44	$51
Savings deposits	14	50	64
Time deposits	57	141	198
Short-term borrowings	2	(1)	1
Long-term debt	—	14	14
Total interest-bearing liabilities	$80	$248	$328
Net Interest Income	$3,202	$(2,266)	$936

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Five
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net interest income ("GAAP")	$29,668	$28,783	$58,789	$58,174
Taxable equivalent adjustment	195	144	388	285
Net interest income, fully taxable equivalent	$29,863	$28,927	$59,177	$58,459

Average interest earning assets	$3,369,565	$3,040,176	$3,354,114	$3,020,710
Net interest margin	3.56%	3.82%	3.55%	3.90%

Net interest income ("GAAP")	$29,668	$28,783	$58,789	$58,174
Taxable equivalent adjustment	195	144	388	285
Accretion related to fair value adjustments	(1,022)	(1,607)	(1,799)	(4,057)
Net interest income ("GAAP")	$28,841	$27,320	$57,378	$54,402

Average interest earning assets	$3,369,565	$3,040,176	$3,354,114	$3,020,710
Net interest margin (excluding accretion)	3.44%	3.60%	3.44%	3.63%

Loans

Table Six
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Residential real estate	$1,417,137	$1,383,133	$1,325,453
Home equity	142,827	147,036	143,772
Commercial and industrial	171,362	165,340	141,518
Commercial real estate	1,135,493	1,127,581	1,032,258
Consumer	33,799	36,083	37,555
DDA overdrafts	2,780	3,361	3,279
Total loans	$2,903,398	$2,862,534	$2,683,835

Loan balances increased $40.9 million from December 31, 2015 to June 30, 2016. Residential real estate loans increased $34.0 million, or 2.5%, from December 31, 2015 to June 30, 2016.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrower against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet and the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2016, $12.3 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $4.2 million during the first six months of 2016.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrower against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I increased $6.0 million from December 31, 2015 to June 30, 2016.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $7.9 million from December 31, 2015 to June 30, 2016, despite the unanticipated repayment of a $16.1 million loan late in the second quarter. This repayment was significant in that it was one of the Company's largest individual loans.  At June 30, 2016, $2.2 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $2.3 million during the first six months of 2016.

Allowance and Provision for Loan Losses

Table Seven
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Six months ended June 30,		Year ended December 31,
	2016	2015	2015
Balance at beginning of period	$19,251	$20,074	$20,074
Charge-offs:
Commercial and industrial	(45)	(2,538)	(5,768)
Commercial real estate	(1,071)	(276)	(580)
Residential real estate	(742)	(529)	(1,144)
Home equity	(175)	(108)	(312)
Consumer	(82)	(143)	(210)
DDA overdrafts	(639)	(624)	(1,414)
Total charge-offs	(2,754)	(4,218)	(9,428)
Recoveries:
Commercial and industrial	4	27	74
Commercial real estate	404	31	366
Residential real estate	90	64	199
Home equity	—	—	—
Consumer	81	79	187
DDA overdrafts	402	406	791
Total recoveries	981	607	1,617
Net charge-offs	(1,773)	(3,611)	(7,811)
Provision for purchased credit impaired loans	168	545	6,435
Provision for loan losses	1,493	3,179	553
Balance at end of period	$19,139	$20,187	$19,251
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.12%	0.27%	0.26%
Provision for loan losses (annualized)	0.12%	0.28%	0.26%
As a Percent of Non-Performing Loans:
Allowance for loan losses	124.00%	127.10%	110.40%
As a Percent of Total Loans:
Allowance for loan losses	0.66%	0.75%	0.67%

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (i) unemployment and economic trends in the Company’s markets; (ii) concentrations of credit, if any, among any industries; (iii) trends in loan growth, loan mix, delinquencies, losses or credit impairment; (iv) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.7 million in the first six months of 2016 and $3.7 million in the first six months of 2015.  The provision for loan losses recorded in the first six months of 2016 reflects the growth in the loan portfolio, changes in the quality of the portfolio, and general improvement in the Company’s historical loss rates used to compute the allowance not specifically allocated to individual credits. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $1.8 million for the first six months of 2016 and $3.6 million for the first six months of 2015.  Net charge-offs in the first six months of 2016 consisted primarily of net charge-offs on commercial real estate loans ($0.7 million) and residential real estate loans ($0.7 million).

In June 2016, parts of West Virginia were impacted by devastating and tragic flooding. Areas served by the Company that were hardest hit were Greenbrier County (and most particularly, the community of White Sulphur Springs) and Kanawha County (the Elkview/Clendenin communities). Upon review of the Company's loan balances in those communities impacted, management has estimated that there are approximately $40 million of loans outstanding, with 90% being residential real estate loans located out of the floodplains. Within zip codes where the flooding occurred, there are approximately 900 loans, mostly residential real estate loans, that have an average balance of under $43,000. It is still early in the recovery process, and while the Company did not recognize any losses related to the flooding in the second quarter of 2016, the exact nature of any future loan losses remains unknown. However, with the limited information currently available, the Company does not expect to incur significant loan losses associated with the flooding.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2016 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Eight
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2016	2015	2015
Commercial and industrial	$4,091	$2,225	$3,271
Commercial real estate	6,273	8,522	6,985
Residential real estate	6,358	7,075	6,778
Home equity	1,423	1,493	1,463
Consumer	91	120	97
DDA overdrafts	903	752	657
Allowance for Loan Losses	$19,139	$20,187	$19,251

The ALLL decreased slightly from $19.3 million at December 31, 2015 to $19.1 million at June 30, 2016.  Below is a summary of the changes in the components of the ALLL from December 31, 2015 to June 30, 2016.

The allowance related to the commercial and industrial loan portfolio increased $0.8 million from $3.3 million at December 31, 2015 to $4.1 million at June 30, 2016. This increase is due to an increase in loans classified as substandard as of June 30, 2016 and growth in the loan portfolio.

The allowance allocated to the commercial real estate portfolio decreased $0.7 million from $7.0 million at December 31, 2015 to $6.3 million at June 30, 2016, primarily due to an improvement in the historical loss rate of the portfolio which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio decreased from at $6.8 million at December 31, 2015 to $6.4 million at June 30, 2016. The decline is due to decreases in the historical loss rates.

The allowance allocated to the home equity loan portfolio decreased slightly from $1.5 million at December 31, 2015 to $1.4 million at June 30, 2016.

The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at December 31, 2015 and June 30, 2016.

The allowance allocated to overdraft deposit accounts increased from $0.7 million at December 31, 2015 to $0.9 million at June 30, 2016, primarily due to an increase in the historical loss rate of the portfolio.

Non-Performing Assets

Table Nine
Non-Performing Loans

The Company's nonperforming assets are shown below (dollars in thousands):

	As of June 30,		December 31,
	2016	2015	2015
Residential real estate	$2,531	$2,693	$2,918
Home equity	165	141	136
Commercial and industrial	2,724	1,271	2,745
Commercial real estate	9,779	11,518	11,149
Consumer	—	—	—
Total non-accrual loans	15,199	15,623	16,948
Accruing loans past due 90 days or more	241	264	495
Total non-performing loans	$15,440	$15,887	$17,443

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.73%	0.84%	0.84%

Non-accrual loans decreased $1.7 million from $16.9 million at December 31, 2015 to $15.2 million at June 30, 2016. The average recorded investment in impaired loans during the six months ended June 30, 2016 and 2015 was $7.1 million and $9.5 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2016.

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.84% at December 31, 2015 to 0.73% at June 30, 2016.  Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. This improvement was primarily related to a single commercial customer engaged in the mining and energy sectors (per the North American Industry Classification System) which filed for bankruptcy and for which the Company recorded a charge-off.

The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for both the six months ended June 30, 2016 and June 30, 2015.  Approximately $0.2 million and $0.4 million of interest income would have been recognized during both of the six months ended June 30, 2016 and June 30, 2015, if such loans had been current in accordance with their original terms.  Interest on loans is accrued and credited to operations based upon the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest unless the loan is well collateralized and in the process of collection. When interest accruals are discontinued, interest credited to income in the current year that is unpaid and deemed uncollectible is charged to operations. Prior-year interest accruals that are unpaid and deemed uncollectible are charged to the allowance for loan losses, provided that such amounts were specifically reserved.

Table Ten
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of June 30,		December 31,
	2016	2015	2015
Accruing:
Residential real estate	$19,685	$18,624	$17,796
Home equity	2,873	2,647	2,659
Commercial and industrial	50	66	58
Commercial real estate	2,743	1,872	1,746
Total accruing TDRs	25,351	23,209	22,259

Non-Accruing:
Residential real estate	390	397	191
Home equity	44	15	34
Total non-accruing TDRs	434	412	225

Total TDRs	$25,785	$23,621	$22,484

Regulatory guidance requires that loans be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of debt by the bankruptcy court is deemed to be a concession granted to the borrower. The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 82% of the Company's total TDRs as of June 30, 2016. The average age of these TDRs was 11.6 years; the average current balance as a percentage of the original balance was 68.0%; and the average loan-to-value ratio was 65.4% as of June 30, 2016. Of the total 489 Chapter 7 related TDRs, 40 had an estimated loss exposure based on the current balance and appraised value at June 30, 2016.

Table Eleven
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of June 30,		As of December 31,
	2016	2015	2015
Impaired loans with a valuation allowance	$—	$1,346	$—
Impaired loans with no valuation allowance	6,952	6,077	8,482
Total impaired loans	$6,952	$7,423	$8,482

Allowance for loan losses allocated to impaired loans	$—	$229	$—

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2016 vs. 2015
(in millions)

	Six months ended June 30,
	2016	2015	$ Change	% Change
Gains on sale of investment securities	$0.8	$2.1	$(1.3)	(61.9)%
Gain on sale of insurance division	—	11.1	(11.1)	(100.0)%
Non-interest income (excluding above gains)	26.9	26.2	0.7	2.7%
M&A expenses	—	0.1	(0.1)	(100.0)%
Non-interest expense (excluding M&A expenses)	48.4	46.3	2.1	4.5%

Non-Interest Income: The Company realized $0.8 million of investment gains during the six months ended June 30, 2016 and $2.1 million during the six months ended June 30, 2015. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. On January 1, 2015, the Company sold its insurance operations, CityInsurance, which resulted in a pre-tax gain of $11.1 million. Exclusive of these gains, non-interest income increased from $26.2 million for the first six months of 2015 to $26.9 million for the first six months of 2016. This increase was due to service charges increasing $0.4 million to $12.9 million and trust and investment management fee income increasing $0.2 million to $2.6 million.

Non-Interest Expense: Non-interest expenses increased $2.1 million, from $46.3 million in the first six months of 2015 to $48.4 million in the first six months of 2016. This increase was largely due to the acquisition of three branches from AFB (for an increase of $1.0 million) and an increase in other expenses of $0.6 million. The increase in other expenses is primarily related to the fair value adjustment for a $5.0 million notional interest rate swap to protect against changes in long-term fixed interest rates related to commercial loans.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2016 was 33.4% compared to 34.4% for the year ended December 31, 2015, and 36.9% for the six months ended June 30, 2015.  As noted previously, the Company sold CityInsurance in the first quarter of 2015. As a result of differences between the book basis and tax basis of the assets that were sold, the Company’s income tax expense increased by $1.1 million. Exclusive of the sale of CityInsurance in the first quarter of 2015, the Company’s tax rate from operations was 33.5% for the six months ended June 30, 2015.

Three months ended June 30, 2016 vs. 2015
(in millions)

	Three months ended June 30,
	2016	2015	$ Change	% Change
Gains on sale of investment securities	$0.8	$2.1	$(1.3)	(61.9)%
Non-interest income (excluding investment gains)	$13.7	$13.3	$0.4	3.0%
Non-interest expense	24.3	23.2	1.1	4.7%

Non-Interest Income: During the second quarter of 2016, the Company realized investment gains of $0.8 million compared to $2.1 million of realized investment gains during the second quarter of 2015. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. Exclusive of these gains, non-interest income increased from $13.3 million for the second quarter of 2015 to $13.7 million for the second quarter of 2016. This increase was mainly due to an increase in bankcard revenues of $0.2 million, or 4.7%, from the second quarter of 2015 to $4.2 million and an increase in trust and investment management fee income of $0.2 million, or 14.2%, to $1.4 million.

Non-Interest Expense: Non-interest expenses increased $1.1 million, from $23.2 million in the second quarter of 2015 to $24.3 million in the second quarter of 2016. This increase was due to the acquisition of three branches from AFB ($0.5 million) during the fourth quarter of 2015, an increase in other expenses ($0.4 million), and an increase in salaries and employee benefits of $0.3 million. The increase in other expenses is primarily related to the fair value adjustment for a $5.0 million notional interest rate swap to protect against changes in long-term fixed interest rates related to commercial loans.

Income Tax Expense: The Company's effective income tax rate for the second quarter of 2016 was 33.5% compared to 34.4% for the year ended December 31, 2015, and 33.8% for the quarter ended June 30, 2015. The effective income tax rate is based upon the Company's expected tax rate for the year ended December 31, 2016.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
June 30, 2016
+400	4.50%	+8.5%
+300	3.50	+10.4
+200	2.50	+10.3
+100	1.50	+5.3
-50	0.00	-5.3

December 31, 2015
+400	4.50%	+6.0%
+300	3.50	+7.5
+200	2.50	+6.8
+100	1.50	+3.3

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2016 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2016, City National could pay dividends up to $37.2 million plus net profits for the remainder of 2016, as defined by statute, up to the dividend declaration date without prior regulatory permission.

City Holding used cash obtained from the dividends received primarily to: (i) pay common dividends to shareholders, (ii) remit interest payments on the Company’s junior subordinated debentures and (iii) fund repurchases of the Company's common shares.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.7 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $25.8 million on an annualized basis over the next 12 months based on common shareholders outstanding at June 30, 2016.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of June 30, 2016, City Holding reported a cash balance of $25.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2016, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2016, City National has the capacity to borrow an additional $1.6 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 75.8% as of June 30, 2016 and deposit balances fund 82.5% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $502.5 million at June 30, 2016, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $170.2 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 55.5% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $37.7 million of cash from operating activities during the first six months of 2016, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $64.5 million of cash in investing activities during the first six months of 2016, primarily due to an increase in loans and net purchases of investment securities. The Company generated $35.3 million of cash in financing activities during the first six months of 2016, principally as a result of an increase in noninterest-bearing and interest-bearing deposits, partially offset by cash dividends paid of $12.8 million to the Company’s common stockholders and purchases of treasury stock of $10.0 million.

Capital Resources

During the first six months of 2016, Shareholders’ Equity increased $9.1 million, or 2.2%, from $419.3 million at December 31, 2015 to $428.4 million at June 30, 2016.  This increase was primarily due to net income of $24.2 million and unrealized investment security gains of $5.9 million, partially offset by dividends declared of $12.9 million and the repurchase of the Company's stock pursuant to its stock repurchase program of $10.0 million.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET1") capital ratio of 5.125% and a total capital to risk-adjusted assets ratio of 8.625%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 6.625%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET1, total capital, Tier I capital, and leverage ratios of 5.125%, 8.625%, 6.625%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

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

June 30, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$348,370	13.2%	$135,405	5.125%	$184,943	7.0%	$171,733	6.5%
City National Bank	288,588	11.0	134,624	5.125	183,877	7.0	170,743	6.5
Tier I Capital
City Holding Company	364,370	13.8	175,035	6.625	224,573	8.5	211,363	8.0
City National Bank	304,548	11.6	174,026	6.625	223,279	8.5	210,145	8.0
Total Capital
City Holding Company	384,125	14.5	227,876	8.625	277,414	10.5	264,204	10.0
City National Bank	323,726	12.3	226,562	8.625	275,815	10.5	262,681	10.0
Tier I Leverage Ratio
City Holding Company	364,370	9.7	149,878	4.0	149,878	4.0	187,347	5.0
City National Bank	304,548	8.2	149,224	4.0	149,224	4.0	186,530	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2015	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$345,620	13.7%	$113,919	4.5%	$177,207	7.0%	$164,549	6.5%
City National Bank	264,812	10.5	113,209	4.5	176,103	7.0	163,524	6.5
Tier I Capital
City Holding Company	361,620	14.3	151,891	6.0	215,180	8.5	202,522	8.0
City National Bank	288,752	11.5	150,945	6.0	213,839	8.5	201,260	8.0
Total Capital
City Holding Company	382,180	15.1	202,522	8.0	265,810	10.5	253,152	10.0
City National Bank	308,804	12.3	201,260	8.0	264,154	10.5	251,575	10.0
Tier I Leverage Ratio
City Holding Company	361,620	10.2	142,521	4.0	142,521	4.0	178,151	5.0
City National Bank	288,752	8.1	141,874	4.0	141,874	4.0	177,343	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of June 30, 2016, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2016, management believes that City Holding and City National meet all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of the outstanding shares at that time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2016:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1 - April 30, 2016	2,000	$46.65	2,000	402,248
May 1 - May 31, 2016	-	-	-	402,248
June 1 - June 30, 2016	-	-	-	402,248

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 4, 2016

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