Form 10-Q
period 2016-09-30
CITY HOLDING CO
filed 2016-11-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2016
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
Common stock, $2.50 Par Value – 15,007,221 shares as of November 2, 2016.

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

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$57,233	$58,829
Interest-bearing deposits in depository institutions	7,576	11,284
Cash and Cash Equivalents	64,809	70,113

Investment securities available for sale, at fair value	434,717	369,466
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2016 and December 31, 2015 - $82,993 and $90,810, respectively)	79,499	88,937
Other securities	11,895	12,915
Total Investment Securities	526,111	471,318

Gross loans	2,957,912	2,862,534
Allowance for loan losses	(19,550)	(19,251)
Net Loans	2,938,362	2,843,283

Bank owned life insurance	100,293	97,919
Premises and equipment, net	75,589	77,271
Accrued interest receivable	7,986	7,432
Net deferred tax asset	23,179	29,974
Goodwill and other intangible assets, net	79,284	79,792
Other assets	50,748	36,957
Total Assets	$3,866,361	$3,714,059

Liabilities
Deposits:
Noninterest-bearing	$669,865	$621,073
Interest-bearing:
Demand deposits	713,642	679,735
Savings deposits	765,195	765,611
Time deposits	1,030,584	1,017,556
Total Deposits	3,179,286	3,083,975

Short term borrowings:
Federal funds purchased	6,000	13,000
Customer repurchase agreements	173,384	141,869
Long-term debt	16,495	16,495
Other liabilities	56,412	39,448
Total Liabilities	3,431,577	3,294,787

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 18,499,282 shares issued at September 30, 2016 and December 31, 2015, less 3,492,061 and 3,319,067 shares in treasury, respectively	46,249	46,249
Capital surplus	105,996	106,269
Retained earnings	408,823	390,690
Cost of common stock in treasury	(127,538)	(120,104)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	6,013	927
Underfunded pension liability	(4,759)	(4,759)
Total Accumulated Other Comprehensive Income (Loss)	1,254	(3,832)
Total Shareholders’ Equity	434,784	419,272
Total Liabilities and Shareholders’ Equity	$3,866,361	$3,714,059

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Interest and fees on loans	$29,444	$27,875	$88,011	$86,075
Interest and dividends on investment securities:
Taxable	3,183	2,621	9,115	7,974
Tax-exempt	419	272	1,141	803
Total Interest Income	33,046	30,768	98,267	94,852

Interest Expense
Interest on deposits	3,006	2,686	8,915	8,126
Interest on short-term borrowings	90	69	283	236
Interest on long-term debt	172	155	503	458
Total Interest Expense	3,268	2,910	9,701	8,820
Net Interest Income	29,778	27,858	88,566	86,032
Provision for loan losses	1,432	451	3,093	4,175
Net Interest Income After Provision for Loan Losses	28,346	27,407	85,473	81,857

Non-Interest Income
Net gains on sale of investment securities	2,668	—	3,513	2,130
Service charges	6,842	6,907	19,709	19,423
Bankcard revenue	4,216	3,895	12,373	11,971
Trust and investment management fee income	1,329	1,176	3,976	3,577
Bank owned life insurance	846	929	2,374	2,476
Gain on sale of insurance division	—	—	—	11,084
Other income	846	799	2,510	2,471
Total Non-Interest Income	16,747	13,706	44,455	53,132

Non-Interest Expense
Salaries and employee benefits	12,993	12,179	38,456	36,551
Occupancy and equipment	2,759	2,575	8,303	7,694
Depreciation	1,585	1,522	4,719	4,549
FDIC insurance expense	508	456	1,485	1,351
Advertising	667	777	2,161	2,182
Bankcard expenses	1,081	785	2,839	2,485
Postage, delivery, and statement mailings	517	523	1,588	1,591
Office supplies	325	384	1,044	1,077
Legal and professional fees	976	620	1,975	1,729
Telecommunications	459	418	1,318	1,356
Repossessed asset losses, net of expenses	305	492	646	1,047
Merger related expenses	—	175	—	283
Other expenses	3,109	4,471	9,173	9,891
Total Non-Interest Expense	25,284	25,377	73,707	71,786
Income Before Income Taxes	19,809	15,736	56,221	63,203
Income tax expense	6,577	5,129	18,745	22,621
Net Income Available to Common Shareholders	$13,232	$10,607	$37,476	$40,582

Total Comprehensive Income	$12,449	$11,939	$42,562	$41,181

Average common shares outstanding	14,899	15,178	14,902	15,111
Effect of dilutive securities:
Employee stock awards and warrants outstanding	11	20	11	58
Shares for diluted earnings per share	14,910	15,198	14,913	15,169

Basic earnings per common share	$0.88	$0.69	$2.48	$2.66
Diluted earnings per common share	$0.88	$0.69	$2.48	$2.65
Dividends declared per common share	$0.43	$0.42	$1.29	$1.26

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$13,232	$10,607	$37,476	$40,582

Unrealized gains (losses) on available-for-sale securities arising during the period	1,427	2,111	11,575	3,079
Reclassification adjustment for gains	(2,668)	—	(3,513)	(2,130)
Other comprehensive income (loss) before income taxes	(1,241)	2,111	8,062	949
Tax effect	458	(779)	(2,976)	(350)
Other comprehensive income (loss), net of tax	(783)	1,332	5,086	599

Comprehensive Income, Net of Tax	$12,449	$11,939	$42,562	$41,181

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2016 and 2015
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$46,249	$107,370	$362,211	$(120,818)	$(4,159)	$390,853
Net income	—	—	40,582	—	—	40,582
Other comprehensive income	—	—	—	—	599	599
Cash dividends declared ($1.26 per share)	—	—	(19,242)	—	—	(19,242)
Stock-based compensation expense, net	—	(38)	—	1,468	—	1,430
Exercise of 71,750 stock options	—	(459)	—	3,108	—	2,649
Exercise of 61,796 warrants	—	(765)	—	2,661	—	1,896
Balance at September 30, 2015	$46,249	$106,108	$383,551	$(113,581)	$(3,560)	$418,767

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	37,476	—	—	37,476
Other comprehensive income	—	—	—	—	5,086	5,086
Cash dividends declared ($1.29 per share)	—	—	(19,343)	—	—	(19,343)
Stock-based compensation expense, net	—	(59)	—	1,665	—	1,606
Exercise of 21,000 stock options	—	(214)	—	919	—	705
Purchase of 231,132 treasury shares	—	—	—	(10,018)	—	(10,018)
Balance at September 30, 2016	$46,249	$105,996	$408,823	$(127,538)	$1,254	$434,784

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2016	2015
Net income	$37,476	$40,582
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	436	(3,612)
Provision for loan losses	3,093	4,175
Depreciation of premises and equipment	4,719	4,549
Deferred income tax expense	3,998	3,479
Net periodic employee benefit cost	386	625
Realized investment securities gains	(3,978)	(2,130)
Investment securities impairment losses	465	—
Stock-compensation expense	1,606	1,430
Proceeds from bank-owned life insurance	—	435
Increase in value of bank-owned life insurance	(2,374)	(2,476)
Loans originated for sale	(11,537)	(13,994)
Proceeds from the sale of loans originated for sale	11,637	14,533
Gain on sale of loans	(268)	(279)
Gain on sale of insurance division	—	(11,084)
Change in accrued interest receivable	(554)	(864)
Asset write down	444	1,449
Change in other assets	(14,068)	(288)
Change in other liabilities	16,338	7,805
Net Cash Provided by Operating Activities	47,819	44,335

Proceeds from sales of securities available-for-sale	30,850	290
Proceeds from maturities and calls of securities available-for-sale	55,565	45,158
Proceeds from maturities and calls of securities held-to-maturity	9,194	10,640
Purchases of securities available-for-sale	(141,271)	(91,190)
Net increase in loans	(96,007)	(43,411)
Purchases of premises and equipment	(3,553)	(1,729)
Disposals of premises and equipment	408	133
Proceeds from sale of insurance division	—	15,250
Net Cash Used in Investing Activities	(144,814)	(64,859)

Net increase (decrease) in non-interest-bearing deposits	48,792	(3,288)
Net increase (decrease) in interest-bearing deposits	46,963	(3,489)
Net increase in short-term borrowings	24,515	12,105
Purchases of treasury stock	(10,018)	—
Proceeds from exercise of stock options, net of tax benefit	705	2,649
Proceeds from exercise of warrants	—	1,896
Dividends paid	(19,266)	(18,869)
Net Cash Provided by (Used in) Financing Activities	91,691	(8,996)
Decrease in Cash and Cash Equivalents	(5,304)	(29,520)
Cash and cash equivalents at beginning of period	70,113	148,228
Cash and Cash Equivalents at End of Period	$64,809	$118,708

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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

On January 9, 2015, the Company sold its insurance operations, CityInsurance, to The Hilb Group effective January 1, 2015. As a result of this sale, the Company recognized a one-time after tax gain of $5.8 million from this transaction in the first quarter of 2015.

On November 6, 2015, the Company consummated the acquisition of three branch locations from American Founders Bank, Inc. (“AFB”) located in Lexington, Kentucky. The Company acquired approximately $119 million in performing loans and and assumed deposit liabilities of approximately $145 million. The Company paid AFB a deposit premium of 5.5% on non-time deposits acquired, and a loan premium of 1.0% on loan balances acquired.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of the City Holding Company and its wholly-owned subsidiaries (collectively, the "Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2016. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B - Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern in connection with preparing the entity's financial statements. This ASU will become effective for the Company on December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognizing lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principals. This ASU will become effective for the Company for interim and annual periods on January 1, 2019. Management is currently assessing the impact of the adoption of ASU No. 2016-02.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this standard clarify identifying performance obligations and the licensing implementation guidance under Topic 606. This ASU will become effective for the Company for interim and annual periods on January 1, 2018. Management is currently assessing the impact of the adoption of ASU No. 2016-10.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (CECL) will apply to the allowance for loan losses, available-for-sale and held to maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. This ASU will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of ASU No. 2016-13 on the Company's financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This amendment addresses existing diversity in practice regarding how certain receipts and payments are presented in the statement of cash flows. Issues addressed in this amendment include debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies, and separately identifiable cash flows and application of the predominance principle and their classifications in the statement of cash flows. This ASU will become effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$4	$—	$—	$4	$5	$—	$—	$5
Obligations of states and
political subdivisions	62,845	1,669	79	64,435	49,725	979	7	50,697
Mortgage-backed securities:
U.S. government agencies	327,608	5,896	302	333,202	287,933	2,285	2,021	288,197
Private label	1,000	2	—	1,002	1,222	9	—	1,231
Trust preferred securities	6,049	1,206	844	6,411	6,550	463	1,155	5,858
Corporate securities	23,927	613	126	24,414	18,793	221	321	18,693
Total Debt Securities	421,433	9,386	1,351	429,468	364,228	3,957	3,504	364,681
Marketable equity securities	2,136	1,577	—	3,713	2,131	1,142	—	3,273
Investment funds	1,525	11	—	1,536	1,525	—	13	1,512
Total Securities
Available-for-Sale	$425,094	$10,974	$1,351	$434,717	$367,884	$5,099	$3,517	$369,466

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Mortgage-backed securities
U.S. government agencies	$75,499	$3,494	$—	$78,993	$84,937	$1,949	$76	$86,810
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$79,499	$3,494	$—	$82,993	$88,937	$1,949	$76	$90,810

Other investment securities:
Non-marketable equity securities	$11,895	$—	$—	$11,895	$12,915	$—	$—	$12,915
Total Other Investment
Securities	$11,895	$—	$—	$11,895	$12,915	$—	$—	$12,915

Marketable equity securities consist of investments made by the Company in equity positions of various regional community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Securities with limited marketability, such as stock in the Federal Reserve Bank ("Federal Reserve") and the Federal Home Loan Bank ("FHLB"), are carried at cost and are reported as non-marketable equity securities in the table above.

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

	September 30, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$12,879	$79	$—	$—	$12,879	$79
Mortgage-backed securities:
U.S. Government agencies	70,593	146	9,237	156	79,830	302
Trust preferred securities	—	—	4,678	844	4,678	844
Corporate securities	2,273	126	—	—	2,273	126
Total	$85,745	$351	$13,915	$1,000	$99,660	$1,351

	December 31, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$2,406	$5	$128	$2	$2,534	$7
Mortgage-backed securities:
U.S. Government agencies	129,612	688	34,044	1,333	163,656	2,021
Trust preferred securities	—	—	4,769	1,155	4,769	1,155
Corporate securities	10,856	174	2,231	147	13,087	321
Investment funds	—	—	1,488	13	1,488	13
Total	$142,874	$867	$42,660	$2,650	$185,534	$3,517

During the nine months ended September 30, 2016, the Company had $0.4 million in investment impairment losses. For the nine months ended September 30, 2015 and the year ended December 31, 2015, the Company had no investment impairment losses. At September 30, 2016, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $10.5 million ($8.9 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2016, management generally does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2016, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$3,640	$3,662
Due after one year through five years	25,215	17,395
Due after five years through ten years	59,193	68,514
Due after ten years	333,385	339,897
	$421,433	$429,468
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	79,499	82,993
	$79,499	$82,993

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Gross realized gains	$2,722	$—	$3,978	$2,130
Gross realized losses	(54)	—	(465)	—
Net investment security gains	$2,668	$—	$3,513	$2,130

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $285 million and $273 million at September 30, 2016 and December 31, 2015, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2016	December 31, 2015
Residential real estate	$1,445,242	$1,383,133
Home equity	141,616	147,036
Commercial and industrial	176,387	165,340
Commercial real estate	1,158,088	1,127,581
Consumer	33,614	36,083
DDA overdrafts	2,965	3,361
Gross loans	2,957,912	2,862,534
Allowance for loan losses	(19,550)	(19,251)
Net loans	$2,938,362	$2,843,283

Construction loans of $12.3 million and $13.1 million are included within residential real estate loans at September 30, 2016 and December 31, 2015, respectively.  Construction loans of $7.3 million and $12.6 million are included within commercial real estate loans at September 30, 2016 and December 31, 2015, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

The following table details the loans acquired in conjunction with the Virginia Savings Bancorp, Inc. ("Virginia Savings"), Community Financial Corporation ("Community") and American Founders Bank ("AFB") acquisitions (in thousands):

	Virginia
	Savings	Community	AFB	Total
September 30, 2016
Outstanding loan balance	$25,520	$154,832	$95,457	$275,809

Credit-impaired loans:
Carrying value	1,707	9,712	—	11,419
Contractual principal and interest	1,908	12,091	—	13,999

December 31, 2015
Outstanding loan balance	$28,914	$181,545	$112,862	$323,321

Credit-impaired loans:
Carrying value	1,707	12,899	—	14,606
Contractual principal and interest	1,965	16,362	—	18,327

Changes in the accretable yield of the credit-impaired loans for the nine months ended September 30, 2016 is as follows (in thousands):

	Virginia Savings		Community		Total
		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at the beginning of the period	$374	$1,707	$6,266	$12,899	$6,640	$14,606
Accretion	(114)	114	(744)	744	(858)	858
Net reclassifications to accretable yield from
non-accretable yield	51	—	(38)	—	13	—
Payments received, net	—	(114)	—	(3,197)	—	(3,311)
Disposals	—	—	(1)	(734)	(1)	(734)
Balance at the end of period	$311	$1,707	$5,483	$9,712	$5,794	$11,419

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the nine months ended September 30, 2016 and 2015 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2016 and December 31, 2015 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(148)	(1,213)	(1,281)	(300)	(102)	(1,017)	(4,061)
Recoveries	13	447	113	—	109	585	1,267
Provision for acquired loans	—	164	—	—	—	—	164
Provision	918	(112)	1,414	284	(29)	454	2,929
Ending balance	$4,054	$6,271	$7,024	$1,447	$75	$679	$19,550

Nine months ended September 30, 2015
Allowance for loan loss
Beginning balance	$1,582	$8,845	$7,208	$1,495	$85	$859	$20,074
Charge-offs	(2,620)	(277)	(758)	(236)	(171)	(1,038)	(5,100)
Recoveries	72	49	130	—	155	593	999

Provision for acquired loans	—	521	—	—	—	—	521
Provision	3,747	(1,441)	681	249	27	391	3,654
Ending balance	$2,781	$7,697	$7,261	$1,508	$96	$805	$20,148

As of September 30, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	4,051	6,147	6,932	1,447	75	679	19,331
Acquired with deteriorated
credit quality	3	124	92	—	—	—	219
Total	$4,054	$6,271	$7,024	$1,447	$75	$679	$19,550

Loans
Evaluated for impairment:
Individually	$1,939	$3,428	$—	$—	$—	$—	$5,367
Collectively	174,131	1,146,316	1,442,599	141,616	33,499	2,965	2,941,126
Acquired with deteriorated
credit quality	317	8,344	2,643	—	115	—	11,419
Total	$176,387	$1,158,088	$1,445,242	$141,616	$33,614	$2,965	$2,957,912

As of December 31, 2015
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—
Collectively	3,267	6,173	6,765	1,463	97	657	18,422
Acquired with deteriorated
credit quality	4	812	13	—	—	—	829
Total	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251

Loans
Evaluated for impairment:
Individually	$2,349	$6,133	$—	$—	$—	$—	$8,482
Collectively	162,662	1,109,327	1,381,064	147,036	35,997	3,361	2,839,447
Acquired with deteriorated
credit quality	329	12,121	2,069	—	86	—	14,605
Total	$165,340	$1,127,581	$1,383,133	$147,036	$36,083	$3,361	$2,862,534

During the second quarter of 2016, parts of West Virginia were impacted by tragic flooding. As a result of this flooding, the Company recognized $0.3 million of loan charge-offs in the third quarter of 2016 and its quarterly provision for loan losses reflects the impact of these losses.

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
September 30, 2016
Pass	$167,493	$1,105,229	$1,272,722
Special mention	2,027	14,951	16,978
Substandard	6,867	37,908	44,775
Doubtful	—	—	—
Total	$176,387	$1,158,088	$1,334,475

December 31, 2015
Pass	$156,664	$1,070,506	$1,227,170
Special mention	4,099	20,942	25,041
Substandard	4,539	36,133	40,672
Doubtful	38	—	38
Total	$165,340	$1,127,581	$1,292,921

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
September 30, 2016
Residential real estate	$1,441,109	$4,133	$1,445,242
Home equity	141,462	154	141,616
Consumer	33,614	—	33,614
DDA overdrafts	2,691	274	2,965
Total	$1,618,876	$4,561	$1,623,437

December 31, 2015
Residential real estate	$1,379,797	$3,336	$1,383,133
Home equity	146,877	159	147,036
Consumer	36,049	34	36,083
DDA overdrafts	3,361	—	3,361
Total	$1,566,084	$3,529	$1,569,613

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	September 30, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,435,610	$4,612	$886	$215	$—	$3,919	$1,445,242
Home equity	140,537	889	36	—	—	154	141,616
Commercial and industrial	173,547	291	108	—	—	2,441	176,387
Commercial real estate	1,148,737	668	—	80	526	8,077	1,158,088
Consumer	33,510	91	13	—	—	—	33,614
DDA overdrafts	2,411	276	4	274	—	—	2,965
Total	$2,934,352	$6,827	$1,047	$569	$526	$14,591	$2,957,912

	December 31, 2015
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,373,604	$5,261	$932	$418	$—	$2,918	$1,383,133
Home equity	146,493	318	65	24	—	136	147,036
Commercial and industrial	162,435	141	—	19	—	2,745	165,340
Commercial real estate	1,114,953	762	211	—	506	11,149	1,127,581
Consumer	35,886	154	9	34	—	—	36,083
DDA overdrafts	3,048	310	3	—	—	—	3,361
Total	$2,836,419	$6,946	$1,220	$495	$506	$16,948	$2,862,534

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,939	$4,104	$—	$2,349	$7,547	$—
Commercial real estate	3,428	5,253	—	6,133	9,502	—
Total	$5,367	$9,357	$—	$8,482	$17,049	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Nine months ended September 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$2,234	—	$1,807	$—
Commercial real estate	4,286	9	5,321	3
Total	$6,520	$9	$7,128	$3

With an allowance recorded:
Commercial and industrial	$—	$—	$1,350	$—
Commercial real estate	—	—	—	—
Total	$—	$—	$1,350	$—

     Approximately $0.3 million and $0.6 million of interest income would have been recognized during the nine months ended September 30, 2016 and 2015, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2016.

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

The following tables set forth the Company’s TDRs (in thousands):

	September 30, 2016			December 31, 2015
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$46	$—	$46	$58	$—	$58
Commercial real estate	2,718	—	2,718	1,746	—	1,746
Residential real estate	19,944	452	20,396	17,796	191	17,987
Home equity	3,159	85	3,244	2,659	34	2,693
Consumer	—	—	—	—	—	—
	$25,867	$537	$26,404	$22,259	$225	$22,484

	New TDRs
	Nine months ended September 30,
	2016			2015
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	1	2,207	2,207	—	—	—
Residential real estate	30	2,924	2,924	35	2,431	2,431
Home equity	7	190	190	14	368	368
Consumer	—	—	—	—	—	—
	38	$5,321	$5,321	49	$2,799	$2,799

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 4.35% and 4.01%, respectively	$16,495	$16,495

The Company formed a statutory business trust, City Holding Capital Trust III (“Capital Trust III”), under the laws of Delaware.  Capital Trust III was created for the exclusive purpose of (i) issuing trust-preferred capital securities (“Capital Securities”), which represent preferred undivided beneficial interests in the assets of the trust, (ii) using the proceeds from the sale of the Capital Securities to acquire junior subordinated debentures (“Debentures”) issued by the Company, and (iii) engaging in only those activities necessary or incidental thereto.  The trust is considered a variable interest entity for which the Company is not the primary beneficiary.  Accordingly, the accounts of the trust are not included in the Company’s consolidated financial statements.

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

Payments of distributions on the Capital Securities and payments on redemption of the Capital Securities are guaranteed by the Company.  The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the Capital Securities.  The obligations of the Company under the Debentures, the related indentures, the trust agreement establishing the trust, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the Capital Securities.  The Capital Securities issued by the statutory business trust qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

Note G – Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of September 30, 2016 and December 31, 2015, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap for the purpose of hedging changes in LIBOR related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three and nine months ended September 30, 2016 and 2015, hedge ineffectiveness was less than $0.1 million for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Other Assets	$407,714	$27,459	$372,995	$10,811
Other Liabilities	415,071	27,725	380,995	10,872

Derivatives designated as hedges of fair value:
Other Liabilities	4,734	191	5,475	61

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Change in fair value non-hedging interest rate derivatives:
Other income - derivative asset	$2,244	$6,922	$(15,846)	$4,494
Other income - derivative liability	(2,317)	(7,028)	16,181	(4,613)

Change in fair value hedging interest rate derivatives:
Hedged item - derivative asset	(45)	101	119	89
Other income - derivative liability	6	5	10	6

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2016 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements	$27,459	$—	$27,459	$—	$27,459	$27,459	$—

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative liabilities:
Interest rate swap agreements	$27,725	$—	$27,725	$—	$33,067	$33,067	$—

Hedging derivative liabilities:
Interest rate swap agreements	$191	$—	$191	$—	$227	$227	$—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, no value is displayed to represent full collateralization.

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of September 30, 2016, under the 2003 Plan and 2013 Plan, 462,863 stock options had been awarded and 271,797 restricted stock awards had been awarded, respectively.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2016		2015
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	95,015	$38.38	167,554	$36.74
Granted	24,348	43.73	12,961	46.41
Exercised	(21,000)	33.57	(71,750)	37.01
Forfeited	—	—	(4,000)	31.66
Outstanding at September 30	98,363	$40.76	104,765	$37.95

Exerciseable at September 30	14,750	$36.53	29,500	$34.30

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Nine months ended September 30,
	2016	2015
Proceeds from stock option exercises	$705	$2,649
Intrinsic value of stock options exercised	317	724

Stock-based compensation expense associated with stock options	$180	$160

At period-end:	September 30, 2016
Unrecognized stock-based compensation expense associated with stock options	$440
Weighted average period (in years) in which the above amount is expected to be
recognized	2.6

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2016 and 2015, all shares issued in connection with stock option exercises were issued from available treasury stock.

Additional information regarding stock options outstanding and exercisable at September 30, 2016, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$25.00 - $29.99	1,250	$28.15	2.5	$28	1,250	$28.15	2.5	$28
30.00 - 34.99	2,250	30.38	2.2	45	2,250	30.38	2.2	45
35.00 - 39.99	36,601	36.35	5.8	510	4,250	35.09	4.5	65
40.00 - 44.99	45,301	43.51	7.6	307	7,000	40.88	1.5	66
45.00 - 50.00	12,961	46.61	8.4	48	—	—	—	—
	98,363			$938	14,750			$204

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

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2016		2015
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	172,921	$37.38	163,431	$35.50
Granted	28,801	46.16	25,440	46.35
Forfeited	(500)	46.54	(500)	37.50
Vested	(22,200)	33.81	(16,550)	33.51
Outstanding at September 30	179,022	$39.21	171,821	$37.29

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Nine months ended September 30,
	2016	2015
Stock-based compensation expense associated with restricted shares	$1,010	$933

At period-end:	September 30, 2016
Unrecognized stock-based compensation expense associated with restricted shares	$3,215
Weighted average period (in years) in which the above amount is expected to be
recognized	3.2

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2016 and 2015, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Components of net periodic cost:
Interest cost	$205	$203	$615	$668
Expected return on plan assets	(288)	(234)	(865)	(757)
Net amortization and deferral	212	244	636	714
Net Periodic Pension Cost	$129	$213	$386	$625

401(k) Plan expense	$197	$166	$615	$578

Defined benefit plan contributions	$—	$143	$—	$313

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

	September 30, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$186,423	$183,017
Commercial real estate	155,629	84,672
Other commitments	202,277	177,491
Standby letters of credit	4,815	5,086
Commercial letters of credit	1,862	2,312

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future.

Note J – Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 37%.

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2014	$(5,349)	$1,190	$(4,159)

Other comprehensive income before reclassifications	—	1,943	1,943
Amounts reclassified from other comprehensive loss	—	(1,344)	(1,344)
	—	599	599

Balance at September 30, 2015	$(5,349)	$1,789	$(3,560)

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	—	7,301	7,301
Amounts reclassified from other comprehensive loss	—	(2,215)	(2,215)
	—	5,086	5,086

Balance at September 30, 2016	$(4,759)	$6,013	$1,254

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Statements
	2016	2015	2016	2015	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(2,668)	$—	$(3,513)	$(2,130)	Security gains (losses)
Related income tax expense	985	—	1,298	786	Income tax expense
Net effect on accumulated other comprehensive loss	$(1,683)	$—	$(2,215)	$(1,344)

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Distributed earnings allocated to common stock	$6,376	$6,362	$19,128	$19,086
Undistributed earnings allocated to common stock	6,699	4,125	17,901	21,040
Net earnings allocated to common shareholders	$13,075	$10,487	$37,029	$40,126

Average shares outstanding	14,899	15,178	14,902	15,111
Effect of dilutive securities:
Warrants outstanding	—	—	—	37
Employee stock awards	11	20	11	21
Shares for diluted earnings per share	14,910	15,198	14,913	15,169

Basic earnings per share	$0.88	$0.69	$2.48	$2.66
Diluted earnings per share	$0.88	$0.69	$2.48	$2.65

During the three and nine months ended September 30, 2015 there were no anti-dilutive options outstanding. Options to purchase approximately 3,000 shares and 5,000 shares of common stock were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted earnings per share because the effect of the options' exercises would have been anti-dilutive.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at September 30, 2016.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2016.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$4	$—	$4	$—
Obligations of states and political subdivisions	64,435	—	64,435	—
Mortgage-backed securities:
U.S. Government agencies	333,202	—	333,202	—
Private label	1,002	—	1,002	—
Trust preferred securities	6,411	—	3,787	2,624
Corporate securities	24,414	—	24,414	—
Marketable equity securities	3,713	3,713	—	—
Investment funds	1,536	1,536	—	—
Derivative assets	27,459	—	27,459	—
Financial Liabilities
Derivative liabilities	27,916	—	27,916	—

Nonrecurring fair value measurements
Impaired loans	$5,367	$—	$—	$5,367	$—
Other real estate owned	5,491	—	—	5,491	(399)

December 31, 2015
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5	$—	$5	$—
Obligations of states and political subdivisions	50,697	—	50,697	—
Mortgage-backed securities:
U.S. Government agencies	288,197	—	288,197	—
Private label	1,231	—	1,231	—
Trust preferred securities	5,858	—	3,762	2,096
Corporate securities	18,693	—	18,693	—
Marketable equity securities	3,273	3,273	—	—
Investment funds	1,512	1,512	—	—
Derivative assets	10,811	—	10,811	—
Financial Liabilities
Derivative liabilities	10,933	—	10,933	—

Nonrecurring fair value measurements
Impaired loans	$8,482	$—	$—	$8,482	$—
Other real estate owned	6,518	—	—	6,518	(937)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Nine months ended September 30,
	2016	2015
Beginning balance	$2,096	$1,871
Impairment losses on investment securities	(465)	—
Gains on sale of investment securities	3,978	—
Included in other comprehensive income	(2,985)	220
Dispositions	—	—
Transfers into Level 3	—	—
Ending balance	$2,624	$2,091

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2016 and 2015, collateral discounts ranged from 20% to 30%. During the nine months ended September 30, 2016 and 2015, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Nine months ended September 30,
	2016	2015

Beginning balance	$8,482	$6,517

Loans classified as impaired during the period	—	799
Specific valuation allowance allocations	—	—
	—	799

(Additional) reduction in specific valuation allowance allocations	—	(22)

Paydowns, payoffs, other activity	(3,115)	(172)

Ending balance	$5,367	$7,122

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

	Nine months ended September 30,
	2016	2015

Beginning balance	$6,518	$8,179

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	2,528	2,356
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	2,528	2,356

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,228	3,601
Fair value	829	2,819
Write-downs included in other non-interest expense	(399)	(782)

Disposed	(3,156)	(3,727)

Ending balance	$5,491	$6,026

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Cash and cash equivalents	$64,809	$64,809	$64,809	$—	$—
Securities available-for-sale	434,717	434,717	5,249	426,844	2,624
Securities held-to-maturity	79,499	82,993	—	82,993	—
Other securities	11,895	11,895	—	11,895	—
Net loans	2,938,362	2,949,827	—	—	2,949,827
Accrued interest receivable	7,986	7,986	7,986	—	—
Derivative assets	27,459	27,459	—	27,459	—

Liabilities:
Deposits	3,179,286	3,186,387	2,148,702	1,037,685	—
Short-term debt	179,384	179,384	—	179,384	—
Long-term debt	16,495	16,457	—	16,457	—
Derivative liabilities	27,916	27,916	—	27,916	—

December 31, 2015
Assets:
Cash and cash equivalents	70,113	70,113	70,113	—	—
Securities available-for-sale	369,466	369,466	4,785	362,585	2,096
Securities held-to-maturity	88,937	90,810	—	90,810	—
Other securities	12,915	12,915	—	12,915	—
Net loans	2,843,283	2,843,973	—	—	2,843,973
Accrued interest receivable	7,432	7,432	7,432	—	—
Derivative assets	10,811	10,811	—	10,811	—

Liabilities:
Deposits	3,083,975	3,085,908	2,066,419	1,019,489	—
Short-term debt	154,869	154,872	—	154,872	—
Long-term debt	16,495	16,457	—	16,457	—
Derivative liabilities	10,933	10,933	—	10,933	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2015. The Company is open to audit under various state taxing authorities' statutes of limitations for the years ended December 31, 2012 through 2015.

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

Financial Summary

Nine months ended September 30, 2016 vs. 2015

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2016	2015

Net income available to common shareholders (in thousands)	$37,476	$40,582
Earnings per common share, basic	$2.48	$2.66
Earnings per common share, diluted	$2.48	$2.65
ROA*	1.31%	1.53%
ROE*	11.7%	13.1%
ROATCE*	14.4%	15.9%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2016 increased $2.5 million compared to the nine months ended September 30, 2015, primarily as a result of the AFB branch acquisition in the fourth quarter of 2015 (see Net Interest Income), higher average residential and commercial loan balances and higher average investment security balances. The Company recorded a provision for loan losses of $3.1 million for the nine months ended September 30, 2016 compared to $4.2 million for the nine months ended September 30, 2015 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $8.7 million, primarily due to the sale of CityInsurance in the first quarter of 2015. Non-interest expense for the nine months ended September 30, 2016 increased $1.9 million from the nine months ended September 30, 2015, primarily as a result of the AFB branch acquisition in the fourth quarter of 2015.

Three months ended September 30, 2016 vs. 2015

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2016	2015

Net income available to common shareholders (in thousands)	$13,232	$10,607
Earnings per common share, basic	$0.88	$0.69
Earnings per common share, diluted	$0.88	$0.69
ROA	1.38%	1.21%
ROE	12.2%	10.1%
ROATCE	14.9%	12.2%

The Company’s net interest income for the three months ended September 30, 2016 increased $1.9 million compared to the three months ended September 30, 2015, primarily as a result of the AFB branch acquisition in the fourth quarter of 2015, growth in the average balances of the commercial real estate and residential real estate loans, and an increase in average investment balances (see Net Interest Income). The Company recorded a provision for loan losses of $1.4 million for the three months ended September 30, 2016 compared to $0.5 million for the three months ended September 30, 2015 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $3.0 million as a result of realized investment gains in the third quarter of 2016 and non-interest expense decreased $0.1 million from the three months ended September 30, 2015.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2015 are summarized in the following table (in millions):

	September 30,	December 31,
	2016	2015	$ Change	% Change

Investment securities	$526.1	$471.3	$54.8	11.6%
Gross loans	2,957.9	2,862.5	95.4	3.3%
Other assets	50.7	37.0	13.7	37.0%

Total deposits	3,179.3	3,084.0	95.3	3.1%
Other liabilities	56.4	39.4	17.0	43.1%
Customer repurchase agreements	173.4	141.9	31.5	22.2%

Investment securities increased $54.8 million from December 31, 2015 to September 30, 2016 primarily due to additional investment purchases made during the nine months ended September 30, 2016.

Gross loans increased $95.4 million (3.3%) from December 31, 2015 to $2.96 billion at September 30, 2016. Residential real estate loans increased $62.1 million (4.5%), commercial real estate loans increased $30.5 million (2.7%) and commercial and industrial loans increased $11.0 million (6.7%). These increases were partially offset by decreases in home equity loans of $5.4 million and consumer loans of $2.5 million.

Other assets and other liabilities increased $13.7 million, primarily due to an increase in market values and additional customer interest rate swap contracts entered into during the nine months ended September 30, 2016, which are primarily used in the Company's back-to-back program and are reported on a gross basis on the consolidated balance sheet.

Total deposits increased $95.3 million from December 31, 2015 to $3.18 billion at September 30, 2016 partially due to a large non-interest bearing deposit on the last day of the first quarter of 2016 with a balance of $45.7 million as of September 30, 2016, growth in demand deposit accounts of $33.9 million and growth in time deposits of $13.0 million. Total average depository balances increased $184.6 million or 6.2% for the quarter ended September 30, 2016 compared to the quarter ended December 31, 2015 consisting of increases in non-interest bearing deposits ($91.6 million), interest bearing deposits ($37.0 million), savings deposits ($29.6 million) and time deposits ($26.4 million). The growth is partially attributable to deposits acquired from AFB.

Customer repurchase agreements increased $31.5 million to from December 31, 2015 to September 30, 2016. This is due to an increase in the Company's commercial sweep accounts.

Net Interest Income

Nine months ended September 30, 2016 vs. 2015

The Company’s tax equivalent net interest income increased $2.7 million, or 3.1%, from $86.5 million for the nine months ended September 30, 2015 to $89.2 million for the nine months ended September 30, 2016. The Company’s reported net interest margin decreased from 3.81% for the nine months ended September 30, 2015 to 3.52% for the nine months ended September 30, 2016. Excluding the favorable impact of accretion, the net interest margin for the nine months ended September 30, 2016 and 2015 would have been 3.43% and 3.58%, respectively.

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

Estimated Accretion Forecast

Remainder 2016	$525
2017	1,314
2018	990

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,549,465	$45,267	3.90%	$1,459,247	$43,159	3.95%
Commercial, financial, and agriculture(2)	1,304,467	39,294	4.02	1,157,677	38,914	4.49
Installment loans to individuals(2),(3)	38,166	2,220	7.77	41,338	2,692	8.71
Previously securitized loans(4)	***	1,230	***	***	1,310	***
Total loans	2,892,098	88,011	4.06	2,658,262	86,075	4.33
Securities:
Taxable	432,303	9,115	2.82	340,585	7,974	3.13
Tax-exempt(5)	46,646	1,754	5.02	29,222	1,235	5.65
Total securities	478,949	10,869	3.03	369,807	9,209	3.33
Deposits in depository institutions	9,779	—	—	9,790	—	—
Total interest-earning assets	3,380,826	98,880	3.91	3,037,859	95,284	4.19
Cash and due from banks	104,287			202,423
Bank premises and equipment	76,161			76,273
Other assets	260,297			242,294
Less: allowance for loan losses	(19,930)			(20,960)
Total assets	$3,801,641			$3,537,889

Liabilities
Interest-bearing demand deposits	$683,926	$458	0.09%	$643,086	$379	0.08%
Savings deposits	765,222	699	0.12	698,433	520	0.10
Time deposits(2)	1,026,845	7,757	1.01	1,005,548	7,227	0.96
Short-term borrowings	156,884	283	0.24	138,192	236	0.23
Long-term debt	16,495	504	4.08	16,495	458	3.71
Total interest-bearing liabilities	2,649,372	9,701	0.49	2,501,754	8,820	0.47
Noninterest-bearing demand deposits	679,730			584,046
Other liabilities	45,452			40,207
Stockholders’ equity	427,087			411,882
Total liabilities and stockholders’ equity	$3,801,641			$3,537,889
Net interest income		$89,179			$86,464
Net yield on earning assets			3.52%			3.81%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings, Community and AFB:

		Nine months ended September 30,
		2016	2015
	Residential real estate	$538	$697
	Commercial, financial and agriculture	1,360	3,683
	Installment loans to individuals	98	226
	Time deposits	444	507
		$2,440	$5,113

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2016 vs. 2015
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,671	$(563)	$2,108
Commercial, financial, and agriculture	4,939	(4,559)	380
Installment loans to individual	(207)	(265)	(472)
Previously securitized loans	—	(80)	(80)
Total loans	7,403	(5,467)	1,936
Securities:
Taxable	2,149	(1,008)	1,141
Tax-exempt(1)	737	(218)	519
Total securities	2,886	(1,226)	1,660
Total interest-earning assets	$10,289	$(6,693)	$3,596
Interest-bearing liabilities:
Interest-bearing demand deposits	$24	$55	$79
Savings deposits	50	129	179
Time deposits	153	377	530
Short-term borrowings	32	15	47
Long-term debt	—	46	46
Total interest-bearing liabilities	$259	$622	$881
Net Interest Income	$10,030	$(7,315)	$2,715

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Three months ended September 30, 2016 vs. 2015
The Company’s tax equivalent net interest income increased $2.0 million or 7.1%, from $28.0 million for the three months ended September 30, 2015 to $30.0 million for the three months ended September 30, 2016. The Company’s reported net interest margin decreased from 3.62% for the three months ended September 30, 2015 to 3.48% for the three months ended September 30, 2016. Excluding the favorable impact of accretion, the net interest margin for the three months ended September 30, 2016 and 2015 would have been 3.40% and 3.48%, respectively.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,570,787	$15,309	3.88%	$1,482,445	$14,469	3.87%
Commercial, financial, and agriculture(2)	1,311,819	13,066	3.96	1,156,264	12,174	4.18
Installment loans to individuals(2),(3)	37,150	690	7.39	40,720	875	8.53
Previously securitized loans(4)	***	378	***	***	357	***
Total loans	2,919,756	29,443	4.01	2,679,429	27,875	4.13
Securities:
Taxable	449,977	3,183	2.81	352,567	2,621	2.95
Tax-exempt(5)	54,317	644	4.72	29,675	419	5.60
Total securities	504,294	3,827	3.02	382,242	3,040	3.16
Deposits in depository institutions	9,623	—	—	9,924	—	—
Total interest-earning assets	3,433,673	33,270	3.85	3,071,595	30,915	3.99
Cash and due from banks	87,219			156,575
Bank premises and equipment	75,743			74,543
Other assets	263,258			237,803
Less: allowance for loan losses	(19,517)			(21,425)
Total assets	$3,840,376			$3,519,091

Liabilities
Interest-bearing demand deposits	$687,487	$138	0.08%	$644,375	$122	0.08%
Savings deposits	761,734	234	0.12	691,600	165	0.09
Time deposits(2)	1,030,731	2,634	1.02	989,149	2,399	0.96
Short-term borrowings	154,585	90	0.23	135,274	69	0.20
Long-term debt	16,495	172	4.15	16,495	155	3.73
Total interest-bearing liabilities	2,651,032	3,268	0.49	2,476,893	2,910	0.47
Noninterest-bearing demand deposits	700,932			594,821
Other liabilities	52,641			28,583
Stockholders’ equity	435,771			418,794
Total liabilities and stockholders’ equity	$3,840,376			$3,519,091
Net interest income		$30,002			$28,005
Net yield on earning assets			3.48%			3.62%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)	Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings, Community and AFB:
		Three months ended September 30,
		2016	2015
	Residential real estate	$166	$257
	Commercial, financial and agriculture	311	576
	Installment loans to individuals	16	54
	Time deposits	148	169
		$641	$1,056

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2016 vs. 2015
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$860	$(20)	$840
Commercial, financial, and agriculture	1,633	(741)	892
Installment loans to individual	(77)	(108)	(185)
Previously securitized loans	—	21	21
Total loans	2,416	(848)	1,568
Securities:
Taxable	722	(160)	562
Tax-exempt(1)	347	(122)	225
Total securities	1,069	(282)	787
Total interest-earning assets	$3,485	$(1,130)	$2,355
Interest-bearing liabilities:
Interest-bearing demand deposits	$8	$8	$16
Savings deposits	17	52	69
Time deposits	101	134	235
Short-term borrowings	10	11	21
Long-term debt	—	17	17
Total interest-bearing liabilities	$136	$222	$358
Net Interest Income	$3,349	$(1,352)	$1,997

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net interest income ("GAAP")	$29,778	$27,858	$88,566	$86,032
Taxable equivalent adjustment	224	147	613	432
Net interest income, fully taxable equivalent	$30,002	$28,005	$89,179	$86,464

Average interest earning assets	$3,433,673	$3,071,595	$3,380,826	$3,037,859
Net interest margin	3.48%	3.62%	3.52%	3.81%

Net interest income ("GAAP")	$29,778	$27,858	$88,566	$86,032
Taxable equivalent adjustment	224	147	613	432
Accretion related to fair value adjustments	(641)	(1,056)	(2,441)	(5,113)
Net interest income, fully taxable equivalent, excluding accretion	$29,361	$26,949	$86,738	$81,351

Average interest earning assets	$3,433,673	$3,071,595	$3,380,826	$3,037,859
Net interest margin (excluding accretion)	3.40%	3.48%	3.43%	3.58%

Loans

Table Six
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Residential real estate	$1,445,242	$1,383,133	$1,358,083
Home equity	141,616	147,036	144,748
Commercial and industrial	176,387	165,340	123,948
Commercial real estate	1,158,088	1,127,581	1,028,857
Consumer	33,614	36,083	36,751
DDA overdrafts	2,965	3,361	3,258
Total loans	$2,957,912	$2,862,534	$2,695,645

Loan balances increased $95.4 million from December 31, 2015 to September 30, 2016. Residential real estate loans increased $62.1 million, or 4.5%, from December 31, 2015 to September 30, 2016.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2016, $12.3 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $5.4 million during the first nine months of 2016.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $11.0 million from December 31, 2015 to September 30, 2016.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $30.5 million from December 31, 2015 to September 30, 2016, despite the unanticipated repayment of a $16.1 million loan late in the second quarter. This repayment was significant in that it was one of the Company's largest individual loans.  At September 30, 2016, $7.3 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $2.5 million during the first nine months of 2016.

Allowance and Provision for Loan Losses

Table Seven
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Nine months ended September 30,		Year ended December 31,
	2016	2015	2015
Balance at beginning of period	$19,251	$20,074	$20,074
Charge-offs:
Commercial and industrial	(148)	(2,620)	(5,768)
Commercial real estate	(1,213)	(277)	(580)
Residential real estate	(1,281)	(758)	(1,144)
Home equity	(300)	(236)	(312)
Consumer	(102)	(171)	(210)
DDA overdrafts	(1,017)	(1,038)	(1,414)
Total charge-offs	(4,061)	(5,100)	(9,428)
Recoveries:
Commercial and industrial	13	72	74
Commercial real estate	447	49	366
Residential real estate	113	130	199
Home equity	—	—	—
Consumer	109	155	187
DDA overdrafts	585	593	791
Total recoveries	1,267	999	1,617
Net charge-offs	(2,794)	(4,101)	(7,811)
Provision for purchased credit impaired loans	164	521	6,435
Provision for loan losses	2,929	3,654	553
Balance at end of period	$19,550	$20,148	$19,251
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.13%	0.21%	0.26%
Provision for loan losses (annualized)	0.14%	0.21%	0.26%
As a Percent of Non-Performing Loans:
Allowance for loan losses	129.00%	92.20%	110.40%
As a Percent of Total Loans:
Allowance for loan losses	0.66%	0.75%	0.67%

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (i) unemployment and economic trends in the Company’s markets; (ii) concentrations of credit, if any, among any industries; (iii) trends in loan growth, loan mix, delinquencies, losses or credit impairment; and (iv) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $3.1 million in the first nine months of 2016 as compared to $4.2 million in the first nine months of 2015.  The provision for loan losses recorded in the first nine months of 2016 reflects the growth in the loan portfolio, losses attributable to the West Virginia flooding experienced in June 2016 and changes in the quality of the portfolio. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $2.8 million for the first nine months of 2016 and $4.1 million for the first nine months of 2015.  Net charge-offs in the first nine months of 2016 consisted primarily of net charge-offs on residential real estate loans ($1.2 million) and commercial real estate loans ($0.8 million).

During the second quarter of 2016, parts of West Virginia were impacted by tragic flooding. As a result of this flooding, the Company recognized $0.3 million of loan charge-offs in the third quarter of 2016 and our quarterly provision for loan losses has been adjusted to recognize these losses. The Company does not expect to incur any further significant losses as a result of this flooding.

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2016 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Eight
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2016	2015	2015
Commercial and industrial	$4,054	$2,781	$3,271
Commercial real estate	6,271	7,697	6,985
Residential real estate	7,024	7,261	6,778
Home equity	1,447	1,508	1,463
Consumer	75	96	97
DDA overdrafts	679	805	657
Allowance for Loan Losses	$19,550	$20,148	$19,251

The ALLL increased slightly from $19.3 million at December 31, 2015 to $19.6 million at September 30, 2016.  Below is a summary of the changes in the components of the ALLL from December 31, 2015 to September 30, 2016.

The allowance related to the commercial and industrial loan portfolio increased $0.8 million from $3.3 million at December 31, 2015 to $4.1 million at September 30, 2016. This increase is due to an increase in loans classified as substandard as of September 30, 2016 and growth in the loan portfolio.

The allowance allocated to the commercial real estate portfolio decreased $0.7 million from $7.0 million at December 31, 2015 to $6.3 million at September 30, 2016, primarily due to an improvement in the historical loss rate of the portfolio which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio increased from $6.8 million at December 31, 2015 to $7.0 million at September 30, 2016. The increase is due to growth in the loan portfolio which was partially offset by decreases in the historical loss rate of the portfolio.

The allowance allocated to the home equity loan portfolio decreased slightly from $1.5 million at December 31, 2015 to $1.4 million at September 30, 2016.

The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at December 31, 2015 and September 30, 2016.

The allowance allocated to overdraft deposit accounts remained flat at $0.7 million at December 31, 2015 and September 30, 2016.

Non-Performing Assets

Table Nine
Non-Performing Loans

The Company's nonperforming assets are shown below (dollars in thousands):

	As of September 30,		December 31,
	2016	2015	2015
Residential real estate	$3,919	$3,012	$2,918
Home equity	154	159	136
Commercial and industrial	2,441	6,430	2,745
Commercial real estate	8,077	11,806	11,149
Consumer	—	—	—
Total non-accrual loans	14,591	21,407	16,948
Accruing loans past due 90 days or more	569	449	495
Total non-performing loans	$15,160	$21,856	$17,443

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.51%	0.81%	0.61%

Non-accrual loans decreased $2.4 million from $16.9 million at December 31, 2015 to $14.6 million at September 30, 2016. The average recorded investment in impaired loans during the nine months ended September 30, 2016 and 2015 was $6.5 million and $8.5 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2016.

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.61% at December 31, 2015 to 0.51% at September 30, 2016. This improvement was primarily related to a single commercial customer engaged in the mining and energy sectors (per the North American Industry Classification System) which filed for bankruptcy and for which the Company recorded a charge-off. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations.

The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for both the nine months ended September 30, 2016 and September 30, 2015.  Approximately $0.3 million and $0.6 million of interest income would have been recognized during the nine months ended September 30, 2016 and September 30, 2015, if such loans had been current in accordance with their original terms.  Interest on loans is accrued and credited to operations based upon the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest unless the loan is well collateralized and in the process of collection. When interest accruals are discontinued, interest credited to income in the current year that is unpaid and deemed uncollectible is charged to operations. Prior-year interest accruals that are unpaid and deemed uncollectible are charged to the allowance for loan losses, provided that such amounts were specifically reserved.

Table Ten
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of September 30,		December 31,
	2016	2015	2015
Accruing:
Residential real estate	$19,944	$18,154	$17,796
Home equity	3,159	2,730	2,659
Commercial and industrial	46	62	58
Commercial real estate	2,718	1,921	1,746
Total accruing TDRs	25,867	22,867	22,259

Non-Accruing:
Residential real estate	452	—	191
Home equity	85	16	34
Total non-accruing TDRs	537	16	225

Total TDRs	$26,404	$22,883	$22,484

Regulatory guidance requires that loans be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of debt by the bankruptcy court is deemed to be a concession granted to the borrower. The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 84% of the Company's total TDRs as of September 30, 2016. The average age of these TDRs was 11.6 years; the average current balance as a percentage of the original balance was 67.6%; and the average loan-to-value ratio was 65.7% as of September 30, 2016. Of the total 493 Chapter 7 related TDRs, 43 had an estimated loss exposure based on the current balance and appraised value at September 30, 2016.

Table Eleven
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of September 30,		As of December 31,
	2016	2015	2015
Impaired loans with a valuation allowance	$—	$1,352	$—
Impaired loans with no valuation allowance	5,367	6,043	8,482
Total impaired loans	$5,367	$7,395	$8,482

Allowance for loan losses allocated to impaired loans	$—	$274	$—

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2016 vs. 2015
(in millions)

	Nine months ended September 30,
	2016	2015	$ Change	% Change
Gains on sale of investment securities	$3.5	$2.1	$1.4	66.7%
Gain on sale of insurance division	—	11.1	(11.1)	(100.0)%
Non-interest income (excluding above gains)	40.9	39.9	1.0	2.5%

M&A expenses	—	0.3	(0.3)	(100.0)%
Non-interest expense (excluding M&A expenses)	73.7	71.5	2.2	3.1%

Non-Interest Income: The Company realized $3.5 million of investment gains during the nine months ended September 30, 2016 and $2.1 million during the nine months ended September 30, 2015. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. On January 1, 2015, the Company sold its insurance operations, CityInsurance, which resulted in a pre-tax gain of $11.1 million. Exclusive of these gains, non-interest income increased from $39.9 million for the first nine months of 2015 to $40.9 million for the first nine months of 2016. This increase was due to service charges increasing $0.3 million to $19.7 million, bankcard revenues increasing $0.4 million to $12.4 million, and trust and investment management fee income increasing $0.4 million to $4.0 million.

Non-Interest Expense: Non-interest expenses, excluding merger and acquisition expenses, increased $2.2 million, from $71.5 million in the first nine months of 2015 to $73.7 million in the first nine months of 2016. This increase was largely due to the acquisition of three branches from AFB (for an increase of $1.5 million), partially offset by a decrease in other expenses of $0.7 million. The decrease in other expenses is primarily related to the $1.4 million recognition of expense associated with the write down of the investment in Mountaineer Capital LP in the third quarter of 2015, which was partially offset by an asset write down of $0.4 million in the third quarter of 2016, and the change in the fair value adjustment for a $5 million notional interest rate swap to protect against changes in long-term fixed interest rates related to commercial loans of $0.2 million.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2016 was 33.3% compared to 34.4% for the year ended December 31, 2015, and 35.8% for the nine months ended September 30, 2015.  As noted previously, the Company sold CityInsurance in the first quarter of 2015. As a result of differences between the book basis and tax basis of the assets that were sold, the Company’s income tax expense increased by $1.1 million. Exclusive of the sale of CityInsurance in the first quarter of 2015, the Company’s tax rate from operations was 33.2% for the nine months ended September 30, 2015.

Three months ended September 30, 2016 vs. 2015
(in millions)

	Three months ended September 30,
	2016	2015	$ Change	% Change
Gains on sale of investment securities	$2.7	$—	$2.7	—%
Non-interest income (excluding investment gains)	14.1	13.7	0.4	2.9%
Merger related expense	—	0.2	(0.2)	—%
Non-interest expense (excluding merger related expense)	25.3	25.2	0.1	0.4%

Non-Interest Income: During the third quarter of 2016, the Company realized investment gains of $2.7 million . These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. Exclusive of these gains, non-interest income increased from $13.7 million for the third quarter of 2015 to $14.1 million for the third quarter of 2016. This increase was mainly due to an increase in bankcard revenues of $0.3 million, or 8.2%, from the third quarter of 2015 to $4.2 million and an increase in trust and investment management fees of $0.2 million or 13.0% to $1.3 million.

Non-Interest Expense: Non-interest expenses (excluding merger related expenses) increased $0.1 million, from 25.2 million in the third quarter of 2015 to $25.3 million in the third quarter of 2016. During the third quarter of 2015, the Company realized a $1.4 million expense associated with the write down of an investment in Mountaineer Capital LP . Exclusive of these expenses during the third quarter of 2015, non-interest expenses increased $1.5 million, from $23.8 million in the third quarter of 2015 to $25.3 million in the third quarter of 2016. This increase was due to an increase in salaries and employee benefits of $0.6 million, the acquisition of the AFB branches ($0.5 million) in November 2015, an increase in legal and professional fees of $0.4 million and an increase in bankcard expenses of $0.3 million. The increase in salaries and employee benefits is due to salary adjustments and increased health insurance costs, while the increase in legal and professional fees is related to the settlement of a legal dispute associated with the sales of loans to a third party in the late 1990s. These increases were partially offset by a decrease in realized losses on sales of repossessed assets of $0.2 million from the third quarter of 2015.

Income Tax Expense: The Company's effective income tax rate for the third quarter of 2016 was 33.2% compared to 32.6% for the third quarter of 2015. The effective income tax rate is based upon the Company's expected tax rate for the year ended December 31, 2016.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
September 30, 2016
+400	4.50%	+10.8%
+300	3.50	+12.2
+200	2.50	+11.2
+100	1.50	+6.0
-50	0.00	-5.8

December 31, 2015
+400	4.50%	+6.0%
+300	3.50	+7.5
+200	2.50	+6.8
+100	1.50	+3.3

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2016, City National could pay dividends up to $50.8 million plus net profits for the remainder of 2016, as defined by statute, up to the dividend declaration date without prior regulatory permission.

City Holding used cash obtained from the dividends received primarily to: (i) pay common dividends to shareholders, (ii) remit interest payments on the Company’s junior subordinated debentures and (iii) fund repurchases of the Company's common shares.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.7 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $25.8 million on an annualized basis over the next 12 months based on common shareholders outstanding at September 30, 2016.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of September 30, 2016, City Holding reported a cash balance of $19.3 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of September 30, 2016, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2016, City National has the capacity to borrow an additional $1.6 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 76.0% as of September 30, 2016 and deposit balances fund 82.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio.

The Company has investment security balances with carrying values that totaled $526.1 million at September 30, 2016, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $195.9 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 55.6% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $47.8 million of cash from operating activities during the first nine months of 2016, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $144.8 million of cash in investing activities during the first nine months of 2016, primarily due to an increase in loans and net purchases of investment securities. The Company generated $91.7 million of cash in financing activities during the first nine months of 2016, principally as a result of an increase in noninterest-bearing deposts of $48.8 million, interest-bearing deposits of $47.0 million, and other short-term borrowings of $24.5 million, which was partially offset by cash dividends paid of $19.3 million to the Company’s common stockholders and repurchases of the Company's common shares of $10.0 million.

Capital Resources

During the first nine months of 2016, Shareholders’ Equity increased $15.5 million, or 3.7%, from $419.3 million at December 31, 2015 to $434.8 million at September 30, 2016.  This increase was primarily due to net income of $37.5 million and unrealized investment security gains of $5.1 million, that were partially offset by dividends declared of $19.3 million and the repurchase of the Company's stock pursuant to its stock repurchase program of $10.0 million.

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables
(dollars in thousands):

September 30, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$355,667	13.0%	$140,295	5.125%	$191,622	7.0%	$177,935	6.5%
City National Bank	303,356	11.1	139,519	5.125	190,563	7.0	176,951	6.5
Tier I Capital
City Holding Company	371,667	13.6	181,356	6.625	232,684	8.5	218,996	8.0
City National Bank	319,316	11.7	180,354	6.625	231,398	8.5	217,786	8.0
Total Capital
City Holding Company	391,992	14.3	236,105	8.625	287,433	10.5	273,745	10.0
City National Bank	338,930	12.5	234,801	8.625	285,845	10.5	272,233	10.0
Tier I Leverage Ratio
City Holding Company	371,667	9.9	150,037	4.0	150,037	4.0	187,547	5.0
City National Bank	319,316	8.6	149,395	4.0	149,395	4.0	186,744	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2015	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$345,620	13.7%	$113,919	4.5%	$177,207	7.0%	$164,549	6.5%
City National Bank	264,812	10.5	113,209	4.5	176,103	7.0	163,524	6.5
Tier I Capital
City Holding Company	361,620	14.3	151,891	6.0	215,180	8.5	202,522	8.0
City National Bank	288,752	11.5	150,945	6.0	213,839	8.5	201,260	8.0
Total Capital
City Holding Company	382,180	15.1	202,522	8.0	265,810	10.5	253,152	10.0
City National Bank	308,804	12.3	201,260	8.0	264,154	10.5	251,575	10.0
Tier I Leverage Ratio
City Holding Company	361,620	10.2	142,521	4.0	142,521	4.0	178,151	5.0
City National Bank	288,752	8.1	141,874	4.0	141,874	4.0	177,343	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of September 30, 2016, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2016, management believes that City Holding and City National meet all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current actions will have immaterial results, either positive or negative, or that no material actions may be presented in the future.

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

Date: November 3, 2016

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

	4(a)	Rights Agreement dated as of June 13, 2001 (attached to, and incorporated by reference from City Holding Company's Form 8–A, filed June 22, 2001, with the Securities and Exchange Commission).
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