Form 10-K
period 2016-12-31
CITY HOLDING CO
filed 2017-02-27
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2016
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Transition Period From ____________To_____________.

Commission File number 0-11733
CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston, West Virginia	25313
(Address of principal executive offices)	(Zip Code)
(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class;	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[X]	No	[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[ ]	No	[ X ]

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

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $653.3 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 24, 2017, there were 15,575,151 shares of the Company’s common stock, $2.50 par value, outstanding. The outstanding shares of common stock include shares that were sold as of February 24, 2017, but not settled with the purchaser.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the fiscal year ended December 31, 2016 are incorporated by reference into Part 1, Item 1 and Part II, Items 6, 7, 7A, and 8.  Portions of the Proxy Statement for the 2017 annual shareholders’ meeting to be held on April 19, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such information involves risks and uncertainties that could cause the Company’s actual results to differ from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “Risk Factors” and the following: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations; (12) uncertainty in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such securities; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (14) the impact of new minimum capital thresholds established as a part of the implementation of Basel III capital reforms; and (15) other risk factors relating to the banking industry.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I

Item 1.Business

City Holding Company (the “Company” or "City Holding") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National provides banking, trust and investment management and other financial solutions through its network of 85 bank branches and 847 full-time equivalent associates located in West Virginia, Virginia, Kentucky and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2016, approximately 52% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractionated nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

The commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers primarily in small to mid-size industrial and commercial companies. Commercial and industrial loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  As of December 31, 2016, City National reported $185.7 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2016, City National reported $1.23 billion of loans classified as “Commercial Real Estate.”

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

City National categorizes commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2016, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (13%). No other industry classification exceeded 10% of total loans at December 31, 2016.

     Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities. As of December 31, 2016, City National reported $1.45 billion of loans classified as “Residential Real Estate.”

City National's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential real estate loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made. As of December 31, 2016, City National reported $142.0 million of loans classified as “Home Equity.”

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2016, City National reported $32.5 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2016, City National reported $5.1 million of loans classified as “DDA Overdrafts.”

City National’s loan underwriting guidelines and standards are updated periodically and revisions are presented for approval by City Holding Company's Board of Directors. The purpose of the underwriting guidelines and standards is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities in City National's primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: (i) minimize loan losses by carefully investigating the credit history of each applicant; (ii) verify the source of repayment and the ability of the applicant to repay; (iii) collateralize those loans in which collateral is deemed to be required; (iv) exercise care in the documentation of the application, review, approval, and origination process; and (v) administer a comprehensive loan collection program. The above underwriting guidelines are adhered to and subjected to the experience, background and personal judgment of the loan officer assigned to the loan application.

Market Area

City National operates a network of 85 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 57 branches in West Virginia, 14 branches in Virginia, 11 branches in Kentucky and 3 branches in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Lexington (KY).

City National also provides commercial products and services to customers that are outside of its branches' geographical footprint, such as the Columbus, Ohio, Charlotte, North Carolina and Pittsburgh, Pennsylvania markets. These loans are diversified across a broad base of industry types, such as multi-family housing, properties leased to government, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2016, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $390 million, or 28% of City National's outstanding commercial loan balances.

City National has approximately 12% of the deposit market share in the counties of West Virginia it serves. In Virginia, City National has approximately 10% of the deposit market share along the I-81 corridor which its thirteen bank branches serve. In Kentucky, City National has approximately 4% of the deposit market share in the counties where its eleven bank branches serve. In Ohio, City National has approximately 15% of the deposit market share in the county where its three bank branches serve.

According to the most recent U.S. Census Bureau estimates (2015), in the counties where City National's bank branches are located, West Virginia’s population was approximately 1.0 million and has increased 1.0% since 2010.  The population in the counties City National serves in Virginia along the I-81 corridor have increased 3.2% since 2010, which is more comparable to the national average increase of approximately 4.1%. The population in the counties that City National serves in Kentucky increased 3.3% since 2010 and in Lawrence County, Ohio, where City National's three bank branches are located, the population has decreased 2.1% since 2010.

Competition

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Virginia, Kentucky and Ohio. The majority of the Company’s bank branches are located in the areas of Charleston (WV), Huntington (WV), Beckley (WV), Lewisburg (WV), Martinsburg (WV), Lexington (KY) and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. In its markets, the Company competes with national, regional, and local community banks for deposits, credit and trust and investment management customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, insurance companies and other financial service providers who are able to provide specialty financial services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company and its subsidiaries faces to retain and attract customers.

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

The Company and its subsidiary bank and subsidiaries are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates are also subject to various collateral requirements. Further, the authority of City National to extend credit to the Company's directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements of the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans City National may make to directors and other insiders, and specify approval procedures that must be followed in making loans that exceed certain amounts.

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

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that accomplish the following:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which has rule making authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

•	Change standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Require the OCC to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed. Bank holding companies and banks must also be both well-capitalized and well-managed to maintain their status as financial holding companies;

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

On December 10, 2013 the Federal Reserve adopted the final rules implementing the Volcker Rule, which amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The Volcker Rule became effective on July 21, 2012 and the final rules became effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. The compliance period was extended to July 21, 2016 and on July 7, 2016, the Federal Reserve Board announced it acted to give banks until July 21, 2017 to conform investments in and relationships with covered funds that were in place prior to December 31, 2013.

In 2013, the Consumer Financial Protection Bureau (the "CFPB") issued eight final regulations governing mainly consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule imposes additional requirements on banks, including rules designed to require banks to ensure borrowers' ability to repay their mortgage, and took effect January 10, 2014. The same day, the CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth In Lending Act.

On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six federal agencies, including the CFPB, issued an interagency rule on appraisals for higher-priced mortgage loans. On November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth In Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015.

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

Uncertainty remains as to the future impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company and City National could require the Company and City National to seek other sources of capital in the future.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET 1") capital ratio of 5.125% and a total capital to risk-adjusted assets ratio of 8.625%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier 1 leverage ratio of 6.625%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET 1, total capital, Tier 1 capital, and leverage ratios of 5.125%, 8.625%, 6.625%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET 1, total capital, Tier 1 capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (dollars in thousands):

December 31, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2%	141,860	5.125%	193,761	7.0%	179,921	6.5%
Tier 1 Capital
City Holding Company	387,677	13.9%	184,653	6.625%	236,913	8.5%	222,977	8.0%
City National Bank	318,872	11.5%	183,381	6.625%	235,281	8.5%	221,441	8.0%
Total Capital
City Holding Company	408,406	14.7%	240,397	8.625%	292,658	10.5%	278,722	10.0%
City National Bank	338,675	12.2%	238,741	8.625%	290,641	10.5%	276,801	10.0%
Tier 1 Leverage Ratio
City Holding Company	387,677	10.1%	153,864	4.000%	153,864	4.0%	192,330	5.0%
City National Bank	318,872	8.3%	153,088	4.000%	153,088	4.0%	191,359	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2015	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$345,620	13.7%	$113,919	4.5%	$177,207	7.0%	$164,549	6.5%
City National Bank	264,812	10.5%	113,209	4.5%	176,103	7.0%	163,524	6.5%
Tier 1 Capital
City Holding Company	361,620	14.3%	151,891	6.0%	215,180	8.5%	202,522	8.0%
City National Bank	288,752	11.5%	150,945	6.0%	213,839	8.5%	201,260	8.0%
Total Capital
City Holding Company	382,180	15.1%	202,522	8.0%	265,810	10.5%	253,152	10.0%
City National Bank	308,804	12.3%	201,260	8.0%	264,154	10.5%	251,575	10.0%
Tier 1 Leverage Ratio
City Holding Company	361,620	10.2%	142,521	4.0%	142,521	4.0%	178,151	5.0%
City National Bank	288,752	8.1%	141,874	4.0%	141,874	4.0%	177,343	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

Management believes that, as of December 31, 2016, City Holding and City National would meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

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

City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

At December 31, 2016, City National could pay dividends up to $57.5 million without prior regulatory permission.  No dividends were paid in 2016 that required regulatory approval. During 2016, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures and (3) fund the repurchases of the Company's common shares. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2017.

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

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve Board, it is difficult to predict the impact of possible future changes in interest rates, deposit levels, and loan demand, or their effect on the Company's business and earnings or on the the financial condition of the Company's various customers.

Deposit Insurance

Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits.

FDIC insurance expense totaled $1.6 million, $1.8 million and $1.6 million in 2016, 2015, and 2014, respectively. FDIC insurance expense includes deposit assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds.

Under the Federal Deposit Insurance Act, as amended (“FDIA"), the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk–management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to banks and bank holding companies with total consolidated assets of $50 billion or more; however, it is unclear as to whether any such standards would be applied, and it what form, in the future to smaller banks and bank holding companies.

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

Executive Officers of the Registrant

At December 31, 2016, the executive officers of the Company were as follows:

Name	Age	Business Experience
Charles R. Hageboeck, Ph.D.	54
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 2005.

Craig G. Stilwell	61
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	66	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004.
David L. Bumgarner	51	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank since February 2005.
Jeffrey D. Legge	52	Senior Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank since December 2005.

Employees

The Company had 847 full-time equivalent employees at December 31, 2016.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2016 and such pages have been filed as an exhibit to this Form 10-K and are incorporated herein by reference.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	6
	b.	Analysis of Net Interest Earnings	7
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	8

2.	Investment Portfolio
	a.	Book Value of Investments	13
	b.	Maturity Schedule of Investments	15
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	14

3.	Loan Portfolio
	a.	Types of Loans	15
	b.	Maturities and Sensitivity to Changes in Interest Rates	16
	c.	Risk Elements	15
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		19,21

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	6
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $250,000 or More	22

6.	Return on Equity and Assets		4

7.	Short-term Borrowings		23

Item 1A.Risk Factors

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.  You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment in the Company’s common stock.  If any of the following risks occur, the Company’s financial condition and results of operations could be materially and adversely affected, and you could lose all or part of your investment. In this section, the term "Company" includes City National unless the circumstances dictate otherwise.

Economic Conditions in the Company's Market Areas Could Negatively Impact the Company's Business and Financial Condition

The Company’s business is concentrated in West Virginia, Virginia, Kentucky and southeastern Ohio. As a result, the Company’s results of operation, cash flows and financial condition are affected by local and regional economic conditions. A downturn in the economies within the Company’s market area, or in any one of them, could negatively impact the Company’s results of operation and financial condition. Some examples of economic deterioration include declines in economic growth, declines in consumer and business confidence, increases in inflation, increases in the cost of capital and credit, and limitations in the availability of credit. The Company’s financial performance generally, and the ability of its customers to pay interest on and repay principal of outstanding loans to City National, is highly dependent on the strength of the economic and business environment in the market areas where the Company operates and in the United States as a whole. Additionally, the value of collateral securing loans made and held by City National is impacted by the strength of the economy. Deteriorating economic conditions in the Company’s market areas could cause declines in the overall quality of the loan portfolio requiring charge-off of a greater percentage of loans and/or an increase in the allowance for loan losses, which could negatively impact the Company’s results of operations and financial condition.

While the economic and business environment in West Virginia, Virginia, Kentucky and southeastern Ohio have shown improvement since the recession of 2007 to 2009, there can be no assurance that such improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into recession. Such a lack of continued economic improvement or slippage into recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of City National may decline; and

•	Collateral (including real estate) for loans made by City National may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.

The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Virginia, Kentucky and southeastern Ohio. The volatility in oil and gas prices since 2014 has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company's exposure to coal industry specific loans as of December 31, 2016 is less than $10 million. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result the Company’s operating results and financial condition could be negatively impacted.

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

Future Sales of Shares of the Company’s Common Stock Could Negatively Affect its Market Price

The Company's current at–the–market stock offering and future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock in the open market. We make no prediction as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

Shares of the Company’s Common Stock Are Not FDIC Insured

Neither the FDIC nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of your shares in the Company will be based on their market value and may decline.

The Company’s Ability To Pay Dividends Is Limited

Although the Board of Directors has declared cash dividends in the past, the current ability to pay dividends is largely dependent upon the receipt of dividends from City National. Federal laws impose restrictions on the ability of City National to pay dividends. Holders of shares of the Company’s common stock are entitled to dividends if, and when, they are declared by the Company’s Board of Directors out of funds legally available for that purpose. Additional restrictions are placed upon the Company by the policies of federal regulators, including the Federal Reserve Board’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company’s and City National’s future earnings, capital requirements, regulatory constraints and financial condition.

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

The Dodd-Frank Act instituted major changes to the bank and financial institutions regulatory regimes in light of the past performance of, and government intervention in, the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is Subject to Interest Rate Risk

Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Company May Be Adversely Affected By The Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Allowance for Loan Losses May Not Be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations; and regulatory guidance.  See the section captioned “Allowance and Provision for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

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

Due To Increased Competition, the Company May Not Be Able To Attract and Retain Banking Customers At Current Levels

The Company faces competition from the following:

•	local, regional and national banks;

•	savings and loans associations;

•	Internet banks;

•	credit unions;

•	finance companies;

•	fin-tech companies: and

•	brokerage firms serving the Company’s market areas.

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

Emergence of Nonbank Alternatives to the Financial System

Consumers may decide not to use banks to complete their financial transactions. Technology and other changes, including the emergence of “fin–tech companies” are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2016, the Company’s goodwill and other identifiable intangible assets were approximately $79 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2016. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

System Failure or Cybersecurity Breaches of the Company's Network Security Could Subject the Company to Increased Operating Costs, as Well as Litigation and Other Potential Losses

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” The Company's operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company's operations could have an adverse effect on its financial condition and results of operations. In addition, the Company's operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company's computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its using Internet banking services.

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

The Company's Risk Management Practices May Prove to be Inadequate or Not Fully Effective

The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor and manage the types of risk which it is subject to, including credit risk, market risk, liquidity risk, operational risk and reputational risk. Although the Company has devoted significant resources to develop its risk management policies and procedures and expects to continue to do so in the future, these policies and procedures, as well as its risk management techniques, may not be fully effective. In addition, as regulations and markets in which the Company operates continue to evolve, its risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected. Management of the Company's risks in some cases depends upon the use of analytical and/or forecasting models. If the models the Company uses to mitigate these risks are inadequate, it may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated.

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

Significant Legal Actions Could Result in Substantial Liabilities

From time to time, the Company is subject to claims related to its operations.  These claims and legal actions, including supervisory actions by its regulators, could involve large monetary claims and cause the Company to incur significant defense expenses.  As a result, the Company may be exposed to substantial liabilities, which could negatively affect its shareholders’ equity and financial results.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

City National owns the Company’s executive offices, located at 25 Gatewater Road, Charleston, West Virginia. City National owns sixty-four bank branch locations and leases twenty-one bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations.

The Company owns a thirty thousand square foot office building in an unincorporated area approximately fifteen miles west of Charleston, West Virginia. This facility formerly housed loan operations personnel, but has since been vacated by the Company. This building is currently being marketed for sale.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 22, 2017, there were 2,692 shareholders of record.

	Cash Dividends Per Share	Market Value
		Low	High
2016
Fourth Quarter	$0.43	$48.49	$68.29
Third Quarter	0.43	44.53	50.60
Second Quarter	0.43	43.06	50.14
First Quarter	0.43	40.82	47.78
2015
Fourth Quarter	$0.42	$43.85	$51.12
Third Quarter	0.42	45.56	51.73
Second Quarter	0.42	45.00	50.22
First Quarter	0.42	41.76	48.09

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Eighteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company.

At-The-Market Common Stock Offering

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program.

			Total Number	Maximum Number
			of Shares Issued	of Shares that May
		Average Price	as Part of Publicly	Yet Be Issued
	Total Number of	Received per	Announced Plans	Under the Plans
Period	Shares Issued	Share*	or Programs	or Programs**

December 1 - December 31, 2016	107,662	$66.21	107,662	702,000
* The common share issue price is presented net of commissions and excludes one time offering costs of approximately $265,000
** Estimate based on average price per share received to date, before broker fees

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2016, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	86,613	$41.08	607,835
Plans not approved by shareholders	—	—	—
Total	86,613	$41.08	607,835

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2016, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group ("Peer Group"). The Peer Group consists of twenty banking institutions that (i) are over $2 billion but less than $8 billion in assets, (ii) have a return on average assets and a return on average equity performance ratios greater than 0%, (iii) derive at least fifteen percent of their total revenues from non-interest income, (iv) have a loan portfolio comprised of less than eighty-five percent commercial loans, (v) have more than twenty branches, and (vi) located in Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, Virginia and New York (excluding New York City), excluding: companies in top 5 metro areas (MSAs), thrifts and thinly traded companies. The trading symbols for such financial institutions include: BNCN, CFNL, CTBI, FCBC, FCF, FISI, FRME, MSFG, PEBO, PSTB, SASR, SRCE, STBA, SYBT, THFF, TMP, UBSH and UVSP.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2011	2012	2013	2014	2015	2016
City Holding Company	100.00	107.05	147.63	153.70	156.13	239.90
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
Peer Group	100.00	117.88	164.34	173.31	187.07	282.74

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Selected Financial Data on pages 1 and 2 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2016, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 25 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2016, included in this report as Exhibit 13, is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Risk Management” appearing on pages 10-11 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2016, included in this report as Exhibit 13, is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, reports of management and the independent registered public accounting firm included on pages 26 through 84 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2016, included in this report as Exhibit 13, are incorporated herein by reference.

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

(a)
Management’s annual report on internal control over financial reporting appearing on page 26 of the Annual Report to Shareholders of City Holding Company for the year ended December 31, 2016, included in this report as Exhibit 13, is incorporated herein by reference.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2016, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2017 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

In December 2009, the Company adopted a new Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on the Company's website at www.bankatcity.com under the “Corporate Governance” link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of the Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s Internet website.

Item 11.Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, and “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” in the Company's 2017 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2017 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2017 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2017 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Date:	February 27, 2017		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2017. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ Charles R. Hageboeck, Ph.D.
C. Dallas Kayser	Charles R. Hageboeck, Ph.D.
Chairman	Director, President, and Chief Executive Officer

/s/ John R. Elliot	/s/ David W. Hambrick
John R Elliot	David W. Hambrick
Director	Director

/s/ Charles W. Fairchilds	/s/ Tracy W. Hylton, II
Charles W. Fairchilds	Tracy W. Hylton, II
Director	Director

/s/ William H. File, III	/s/ J. Thomas Jones
William H. File, III	J. Thomas Jones
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Jay C. Goldman	/s/ Sharon H. Rowe
Jay C. Goldman	Sharon H. Rowe
Director	Director

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

4(a)	Rights Agreement dated as of June 22, 2001 (attached to, and incorporated by reference from City Holding Company's Form 8-A, filed June 22, 2001 with the Securities and Exchange Commission)."
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

10(d)
City Holding Company’s 2013 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 22, 2013 with the Securities and Exchange Commission).

10(e)
Form of Employment Agreement, dated as of July 25, 2007, by and between City Holding Company and Charles R. Hageboeck, Ph.D. (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed July 31, 2007 with the Securities and Exchange Commission).

10(f)
Form of Employment Agreement, dated as of July 25, 2007, by and between City Holding Company and Craig G. Stilwell (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K, filed July 31, 2007 with the Securities and Exchange Commission).

10(g)
Form of Change of Control Agreement, dated February 1, 2005, by and between City Holding Company and David L. Bumgarner (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2004, filed March 2, 2005 with the Securities and Exchange Commission).

10(h)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(i)
Amended and Restated Declaration of Trust City Holding Capital Trust III, dated as of March 27, 2008 (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 filed May 12, 2008 with the Securities and Exchange Commission).

10(j)
Junior Subordinated Indenture, dated as of March 27, 2008, between City Holding Company and Wells Fargo, National Association, as Trustee (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 filed May 12, 2008 with the Securities and Exchange Commission).

10(k)
City Holding Company Guarantee Agreement, dated as of March 27, 2008 (attached and incorporated by reference from, City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2008 filed May 12, 2008 with the Securities and Exchange Commission).

10(l)
Amendment to Employment Agreement, dated December 19, 2011, by and among City Holding Company, City National Bank of West Virginia and Charles R. Hageboeck (attached to and incorporated by reference from City Holding Company’s Form 8-K filed on December 21, 2011, with the Securities and Exchange Commission).

10(m)
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

13	Portions of City Holding Company Annual Report to Shareholders for Year Ended December 31, 2016
21	Subsidiaries of City Holding Company
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.