Form 10-Q
period 2017-03-31
CITY HOLDING CO
filed 2017-05-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2017
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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common stock, $2.50 Par Value – 15,601,140 shares as of May 4, 2017.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (13) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (14) the impact of new minimum capital thresholds established as a part of the implementation of Basel III; and (15) other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risk factors included in the disclosures under the heading “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$164,887	$62,263
Interest-bearing deposits in depository institutions	25,925	25,876
Cash and Cash Equivalents	190,812	88,139

Investment securities available for sale, at fair value	470,098	450,083
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2017 and December 31, 2016 - $73,656 and $76,445, respectively)	72,308	75,169
Other securities	10,240	14,352
Total Investment Securities	552,646	539,604

Gross loans	3,074,173	3,046,226
Allowance for loan losses	(19,209)	(19,730)
Net Loans	3,054,964	3,026,496

Bank owned life insurance	101,481	100,732
Premises and equipment, net	73,805	75,165
Accrued interest receivable	8,644	8,408
Net deferred tax asset	24,606	28,043
Goodwill and other intangible assets, net	79,000	79,135
Other assets	38,029	38,681
Total Assets	$4,123,987	$3,984,403

Liabilities
Deposits:
Noninterest-bearing	$714,791	$672,286
Interest-bearing:
Demand deposits	743,246	695,891
Savings deposits	874,031	822,057
Time deposits	1,060,690	1,041,419
Total Deposits	3,392,758	3,231,653

Short term borrowings:
Federal funds purchased	—	64,100
Customer repurchase agreements	186,686	184,205
Long-term debt	16,495	16,495
Other liabilities	46,402	45,512
Total Liabilities	3,642,341	3,541,965

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares and 18,606,944 shares issued at March 31, 2017 and December 31, 2017, less 3,462,038 and 3,478,511 shares in treasury, respectively	47,619	46,518
Capital surplus	140,305	112,873
Retained earnings	426,126	417,017
Cost of common stock in treasury	(126,265)	(126,958)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	(1,479)	(2,352)
Underfunded pension liability	(4,660)	(4,660)
Total Accumulated Other Comprehensive Income (Loss)	(6,139)	(7,012)
Total Shareholders’ Equity	481,646	442,438
Total Liabilities and Shareholders’ Equity	$4,123,987	$3,984,403

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2017	2016

Interest and fees on loans	$30,104	$28,927
Interest and dividends on investment securities:
Taxable	3,444	3,005
Tax-exempt	663	357
Interest on deposits in depository institutions	3	—
Total Interest Income	34,214	32,289

Interest Expense
Interest on deposits	3,429	2,898
Interest on short-term borrowings	157	107
Interest on long-term debt	181	164
Total Interest Expense	3,767	3,169
Net Interest Income	30,447	29,120
Provision for loan losses	681	539
Net Interest Income After Provision for Loan Losses	29,766	28,581

Non-Interest Income
Net gains on sale of investment securities	4,276	—
Service charges	6,730	6,303
Bankcard revenue	4,140	3,967
Trust and investment management fee income	1,386	1,276
Bank owned life insurance	1,229	760
Other income	746	821
Total Non-Interest Income	18,507	13,127

Non-Interest Expense
Salaries and employee benefits	13,078	12,673
Occupancy and equipment	2,838	2,836
Depreciation	1,525	1,567
FDIC insurance expense	375	465
Advertising	733	716
Bankcard expenses	943	938
Postage, delivery, and statement mailings	555	565
Office supplies	361	353
Legal and professional fees	449	366
Telecommunications	484	428
Repossessed asset losses, net of expenses	336	288
Other expenses	2,923	2,945
Total Non-Interest Expense	24,600	24,140
Income Before Income Taxes	23,673	17,568
Income tax expense	7,647	5,866
Net Income Available to Common Shareholders	$16,026	$11,702

Total Comprehensive Income	$16,899	$14,445

Average shares outstanding, basic	15,252	14,916
Effect of dilutive securities	25	11
Average shares outstanding, diluted	15,277	14,927

Basic earnings per common share	$1.04	$0.78
Diluted earnings per common share	$1.04	$0.78
Dividends declared per common share	$0.44	$0.43

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$16,026	$11,702

Unrealized gains on available-for-sale securities arising during the period	5,660	4,348
Reclassification adjustment for gains	(4,276)	—
Other comprehensive income before income taxes	1,384	4,348
Tax effect	(511)	(1,605)
Other comprehensive income, net of tax	873	2,743

Comprehensive Income, Net of Tax	$16,899	$14,445

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2017 and 2016
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	11,702	—	—	11,702
Other comprehensive income	—	—	—	—	2,743	2,743
Cash dividends declared ($0.43 per share)	—	—	(6,429)	—	—	(6,429)
Stock-based compensation expense	—	755	—	—	—	755
Restricted awards granted	—	(887)		887		—
Purchase of 229,132 treasury shares	—	—	—	(9,925)	—	(9,925)
Balance at March 31, 2016	$46,249	$106,137	$395,963	$(129,142)	$(1,089)	$418,118

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	16,026	—	—	16,026
Other comprehensive income	—	—	—	—	873	873
Cash dividends declared ($0.44 per share)	—	—	(6,917)	—	—	(6,917)
Stock-based compensation expense	—	780	—	—	—	780
Restricted awards granted		(638)		638		—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 1,250 stock options	—	(17)	—	55	—	38
Balance at March 31, 2017	$47,619	$140,305	$426,126	$(126,265)	$(6,139)	$481,646

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2017	2016
Net income	$16,026	$11,702
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	361	117
Provision for loan losses	681	539
Depreciation of premises and equipment	1,525	1,567
Deferred income tax expense	2,931	830
Net periodic employee benefit cost	114	129
Realized investment securities gains	(4,276)	—
Stock-compensation expense	780	755
Excess tax benefit from stock-compensation expense	(189)	—
Proceeds from bank-owned life insurance	1,137	—
Increase in value of bank-owned life insurance	(749)	(760)
Loans originated for sale	(3,951)	(2,809)
Proceeds from the sale of loans originated for sale	6,118	3,107
Gain on sale of loans	(167)	(58)
Change in accrued interest receivable	(236)	(1,085)
Change in other assets	(131)	(10,630)
Change in other liabilities	383	11,432
Net Cash Provided by Operating Activities	20,357	14,836

Proceeds from sales of securities available-for-sale	5,576	35
Proceeds from maturities and calls of securities available-for-sale	23,390	18,078
Proceeds from maturities and calls of securities held-to-maturity	2,823	2,332
Purchases of securities available-for-sale	(39,747)	(4,289)
Net increase in loans	(30,826)	(14,668)
Purchases of premises and equipment	(2,111)	(610)
Disposals of premises and equipment	1,781	341
Net Cash (Used in) Provided by Investing Activities	(39,114)	1,219

Net increase in non-interest-bearing deposits	42,505	45,450
Net increase in interest-bearing deposits	118,616	57,994
Net (decrease) increase in short-term borrowings	(61,619)	1,845
Proceeds from issuance of common stock	28,408	—
Purchases of treasury stock	—	(9,925)
Proceeds from exercise of stock options	38	—
Dividends paid	(6,518)	(6,367)
Net Cash Provided by Financing Activities	121,430	88,997
Increase in Cash and Cash Equivalents	102,673	105,052
Cash and cash equivalents at beginning of period	88,139	70,113
Cash and Cash Equivalents at End of Period	$190,812	$175,165

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2017. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements included in the Company’s 2016 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2016 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard clarified the principles for recognizing revenue and developed a common revenue standard. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU will become effective for the Company on January 1, 2018. The Company's revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company continues to evaluate the impact of ASU 2014-09 on the components of non-interest income, but does not believe it will have a material impact on the Company's financial statements. The Company anticipates adopting this standard with a cumulative effect adjustment to opening retained earnings (the modified retrospective approach), if such adjustment is deemed to be material.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements
to Employee Share Based Accounting.” This standard makes several modifications to the accounting for share-based payment transactions, including the income tax consequences when awards are exercised or vest, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU became effective for the Company for interim and annual periods beginning on January 1, 2017. This ASU requires the Company to record all excess tax benefits and tax deficiencies in the income statement and treat excess tax benefits as discrete items in the calculation of income tax expense in the period in which they occur. Under this standard, the Company also elected to account for forfeitures of share-based payments as they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The standard was issued to clarify Revenue from Contracts with Customers (Topic 606) related to: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date is the same as the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," as discussed above. ASU 2016-10 is not expected to have a significant impact on the Company's financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Issues addressed in this amendment include the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company's financial statements.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." This amendment provides clarification for multiple aspects of Update 2014-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting”, including the scope of guarantee fees, impairment testing of contract costs and the accrual of advertising costs. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2016-20 is not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This amendment clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This amendment simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This ASU will become effective for the Company on January 1, 2020. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This amendment requires that an employer disaggregate the service cost component from the other components of net benefit cost and also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2017-07 is not expected to have a material impact on the Company's financial statements.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this update shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. This ASU will become effective for the Company on January 1, 2019. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$3	$—	$—	$3	$3	$—	$—	$3
Obligations of states and
political subdivisions	95,440	983	1,223	95,200	83,248	594	1,474	82,368
Mortgage-backed securities:
U.S. government agencies	343,681	1,548	6,075	339,154	335,867	1,507	6,560	330,814
Private label	877	2	—	879	941	1	—	942
Trust preferred securities	4,755	133	201	4,687	6,052	1,164	554	6,662
Corporate securities	23,923	361	196	24,088	23,925	127	478	23,574
Total Debt Securities	468,679	3,027	7,695	464,011	450,036	3,393	9,066	444,363
Marketable equity securities	2,136	2,462	—	4,598	2,136	2,095	—	4,231
Investment funds	1,525	—	36	1,489	1,525	—	36	1,489
Total Securities
Available-for-Sale	$472,340	$5,489	$7,731	$470,098	$453,697	$5,488	$9,102	$450,083

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$68,308	$1,392	$44	$69,656	$71,169	$1,346	$70	$72,445
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$72,308	$1,392	$44	$73,656	$75,169	$1,346	$70	$76,445

Other investment securities:
Non-marketable equity securities	$10,240	$—	$—	$10,240	$14,352	$—	$—	$14,352
Total Other Investment
Securities	$10,240	$—	$—	$10,240	$14,352	$—	$—	$14,352

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

	March 31, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$41,257	$1,223	$—	$—	$41,257	$1,223
Mortgage-backed securities:
U.S. Government agencies	216,707	5,611	8,136	464	224,843	6,075
Trust preferred securities	—	—	4,319	201	4,319	201
Corporate securities	2,328	51	2,265	145	4,593	196
Investment funds	1,500	36	—	—	1,500	36
Total	$261,792	$6,921	$14,720	$810	$276,512	$7,731

	December 31, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$35,108	$1,474	$—	$—	$35,108	$1,474
Mortgage-backed securities:
U.S. Government agencies	225,530	6,099	8,527	461	234,057	6,560
Trust preferred securities	—	—	4,971	554	4,971	554
Corporate securities	14,306	478	—	—	14,306	478
Investment funds	1,500	36	—	—	1,500	36
Total	$276,444	$8,087	$13,498	$1,015	$289,942	$9,102

During the three months ended March 31, 2017 and 2016, the Company had no investment impairment losses. During the year ended December 31, 2016, the Company had $0.5 million in investment impairment losses. At March 31, 2017, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $3.7 million ($2.1 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2017, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2017, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2017, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$2,770	$2,788
Due after one year through five years	15,041	15,225
Due after five years through ten years	81,726	80,029
Due after ten years	369,142	365,969
	$468,679	$464,011
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	72,308	73,656
	$72,308	$73,656

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended March 31, 2017
	2017	2016

Gross realized gains	$4,276	$—
Gross realized losses	—	—
Net investment security gains	$4,276	$—

During the three months ended March 31, 2017 the Company realized $4.3 million of investment gains. These gains represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. As a result of these sales, the Company no longer holds any pooled trust preferred securities in its investment portfolio.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $311 million and $337 million at March 31, 2017 and December 31, 2016, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2017	December 31, 2016
Residential real estate	$1,444,795	$1,451,462
Home equity	139,165	141,965
Commercial and industrial	205,011	185,667
Commercial real estate	1,250,106	1,229,516
Consumer	32,043	32,545
DDA overdrafts	3,053	5,071
Gross loans	3,074,173	3,046,226
Allowance for loan losses	(19,209)	(19,730)
Net loans	$3,054,964	$3,026,496

Construction loans of $9.8 million and $14.2 million are included within residential real estate loans at March 31, 2017 and December 31, 2016, respectively.  Construction loans of $18.5 million and $12.8 million are included within commercial real estate loans at March 31, 2017 and December 31, 2016, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the three months ended March 31, 2017 and 2016 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2017 and December 31, 2016 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Three months ended March 31, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(53)	(180)	(626)	(121)	(6)	(636)	(1,622)
Recoveries	2	11	25	—	11	371	420
Provision for acquired loans	—	(19)	—	—	—	—	(19)
Provision	128	(381)	644	3	(23)	329	700
Ending balance	$4,283	$6,004	$6,723	$1,299	$64	$836	$19,209

Three months ended March 31, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(1)	(302)	(405)	(106)	(38)	(318)	(1,170)
Recoveries	1	384	39	—	29	242	695

Provision for acquired loans	—	40	—	—	—	—	40
Provision	632	(703)	347	45	5	173	499
Ending balance	$3,903	$6,404	$6,759	$1,402	$93	$754	$19,315

As of March 31, 2017
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$636	$—	$—	$—	$—	$636
Collectively	4,277	5,267	6,632	1,299	62	836	18,373
Acquired with deteriorated
credit quality	6	101	91	—	2	—	200
Total	$4,283	$6,004	$6,723	$1,299	$64	$836	$19,209

Loans
Evaluated for impairment:
Individually	$1,282	$5,941	$—	$—	$—	$—	$7,223
Collectively	203,420	1,237,110	1,442,174	139,165	31,928	3,053	3,056,850
Acquired with deteriorated
credit quality	309	7,055	2,621	—	115	—	10,100
Total	$205,011	$1,250,106	$1,444,795	$139,165	$32,043	$3,053	$3,074,173

As of December 31, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$665	$—	$—	$—	$—	$665
Collectively	4,200	5,788	6,589	1,417	82	772	18,848
Acquired with deteriorated
credit quality	6	120	91	—	—	—	217
Total	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730

Loans
Evaluated for impairment:
Individually	$1,611	$5,970	$—	$—	$—	$—	$7,581
Collectively	183,741	1,216,050	1,448,830	141,965	32,545	5,071	3,028,202
Acquired with deteriorated
credit quality	315	7,496	2,632	—	—	—	10,443
Total	$185,667	$1,229,516	$1,451,462	$141,965	$32,545	$5,071	$3,046,226

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
March 31, 2017
Pass	$195,748	$1,199,652	$1,395,400
Special mention	2,472	14,892	17,364
Substandard	6,791	35,562	42,353
Doubtful	—	—	—
Total	$205,011	$1,250,106	$1,455,117

December 31, 2016
Pass	$176,823	$1,178,288	$1,355,111
Special mention	2,427	16,031	18,458
Substandard	6,417	35,197	41,614
Doubtful	—	—	—
Total	$185,667	$1,229,516	$1,415,183

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
March 31, 2017
Residential real estate	$1,441,950	$2,845	$1,444,795
Home equity	139,051	114	139,165
Consumer	32,043	—	32,043
DDA overdrafts	3,053	—	3,053
Total	$1,616,097	$2,959	$1,619,056

December 31, 2016
Residential real estate	$1,447,087	$4,375	$1,451,462
Home equity	141,834	131	141,965
Consumer	32,545	—	32,545
DDA overdrafts	5,071	—	5,071
Total	$1,626,537	$4,506	$1,631,043

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	March 31, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,438,109	$3,455	$386	$35	$—	$2,810	$1,444,795
Home equity	138,750	205	96	—	—	114	139,165
Commercial and industrial	203,046	562	50	—	—	1,353	205,011
Commercial real estate	1,241,951	239	525	—	250	7,141	1,250,106
Consumer	32,006	28	9	—	—	—	32,043
DDA overdrafts	2,723	319	11	—	—	—	3,053
Total	$3,056,585	$4,808	$1,077	$35	$250	$11,418	$3,074,173

	December 31, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,441,086	$5,364	$637	$73	$—	$4,302	$1,451,462
Home equity	141,192	423	219	31	—	100	141,965
Commercial and industrial	183,615	94	—	—	—	1,958	185,667
Commercial real estate	1,221,344	553	—	278	—	7,341	1,229,516
Consumer	32,506	38	1	—	—	—	32,545
DDA overdrafts	4,472	595	4	—	—	—	5,071
Total	$3,024,215	$7,067	$861	$382	$—	$13,701	$3,046,226

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,282	$3,447	$—	$1,611	$3,775	$—
Commercial real estate	6,123	7,948	—	3,138	4,963	—
Total	$7,405	$11,395	$—	$4,749	$8,738	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,832	2,832	636	2,832	2,832	665
Total	$2,832	$2,832	$636	$2,832	$2,832	$665

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Three months ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$1,365	—	$2,349	$—
Commercial real estate	3,118	5	5,358	4
Total	$4,483	$5	$7,707	$4

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,832	19	—	—
Total	$2,832	$19	$—	$—

     Less than $0.1 million and $0.2 million of interest income would have been recognized during the three months ended March 31, 2017 and 2016, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2017.

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

The following tables set forth the Company’s TDRs (in thousands):

	March 31, 2017			December 31, 2016
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$38	$—	$38	$42	$—	$42
Commercial real estate	8,513	—	8,513	5,525	—	5,525
Residential real estate	20,276	150	20,426	20,424	391	20,815
Home equity	3,072	30	3,102	3,105	30	3,135
Consumer	—	—	—	—	—	—
	$31,899	$180	$32,079	$29,096	$421	$29,517

	New TDRs
	Three months ended March 31,
	2017			2016
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	1	3,015	3,015	—	—	—
Residential real estate	9	1,130	1,130	8	741	741
Home equity	2	58	58	1	29	29
Consumer	—	—	—	—	—	—
	12	$4,203	$4,203	9	$770	$770

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 4.63% and 4.35%, respectively	$16,495	$16,495

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

Note G – Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of March 31, 2017 and December 31, 2016, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three months ended March 31, 2017 and 2016, hedge ineffectiveness was less than $0.1 million for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$261,945	$6,562	$234,806	$7,352
Loan interest rate swap - liabilities	245,311	8,984	207,201	8,111

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	252,074	8,996	207,201	8,111
Loan interest rate swap - liabilities	261,562	6,525	241,995	7,360

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - assets	4,626	6	—	—
Loan interest rate swap - liabilities	—	—	4,626	12

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2017	2016
Change in fair value non-hedging interest rate derivatives:
Other income - derivative asset	$(485)	$11,346
Other income - derivative liability	485	(11,630)
Other expense - derivative asset	45	—

Change in fair value hedging interest rate derivatives:
Hedged item - derivative asset	14	121
Other income (expense) - derivative liability with financial institution counterparties	—	(2)
Other income (expense) - derivative asset with financial institution counterparties	(4)	—

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2017 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$6,562	$—	$6,562	$—	$6,562	$6,562	$—
Interest rate swap agreements - financial institution counterparties	$8,996	$—	$8,996	$—	$—	$—	$8,996

Hedging derivative assets:
Interest rate swap agreements	$6	$—	$6	$—	$11	$—	$11

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	$8,984	$—	$8,984	$—	$8,984	$8,984	$—
Interest rate swap agreements - financial institution counterparties	$6,525	$—	$6,525	$—	$29,304	$29,304	$—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, no value is displayed to represent full collateralization.

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of March 31, 2017, 579,145 shares were still available to be issued under the 2013 Plan.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2017		2016
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	86,613	$41.08	95,015	$38.38
Granted	17,631	66.32	24,348	43.73
Exercised	(1,250)	30.38	—	—
Forfeited	—	—	—	—
Outstanding at March 31	102,994	$45.53	119,363	$39.49

Exerciseable at March 31	23,276	$36.70	35,750	$34.79

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Three months ended March 31,
	2017	2016
Proceeds from stock option exercises	$38	$—
Intrinsic value of stock options exercised	44	—

Stock-based compensation expense associated with stock options	$65	$60

At period-end:	March 31, 2017
Unrecognized stock-based compensation expense associated with stock options	$563
Weighted average period (in years) in which the above amount is expected to be
recognized	3.0

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2017 and 2016, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2017, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at March 31, 2017, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$25.00 - $29.99	1,250	$28.15	2.0	$45	1,250	$28.15	2.0	$45
30.00 - 34.99	500	30.38	1.7	17	500	30.38	1.7	17
35.00 - 39.99	32,351	36.51	5.4	905	16,876	35.39	5.0	491
40.00 - 44.99	38,301	43.99	8.2	785	4,650	44.43	7.0	93
45.00 - 49.99	12,961	46.61	7.9	232	—	—	—	—
50.00 - 70.00	17,631	66.32	9.9	$—	—	—	—	$—
	102,994			$1,984	23,276			$646

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

	Three months ended March 31,
	2017	2016
Risk-free interest rate	2.12%	1.43%
Expected dividend yield	2.60%	3.86%
Volatility factor	25.80%	30.76%
Expected life of option	7.0 years	7.0 years

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2017, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2017		2016
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	180,622	$39.31	172,921	$37.83
Granted	10,609	66.33	11,251	43.73
Forfeited	(750)	42.05	—	—
Vested	(18,438)	37.50	(14,950)	35.52
Outstanding at March 31	172,043	$41.16	169,222	$37.97

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2017	2016
Stock-based compensation expense associated with restricted shares	$355	$316

At period-end:	March 31, 2017
Unrecognized stock-based compensation expense associated with restricted shares	$3,271
Weighted average period (in years) in which the above amount is expected to be
recognized	3.1

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2017 and 2016, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended March 31,
	2017	2016
Components of net periodic cost:
Interest cost	$193	$205
Expected return on plan assets	(294)	(288)
Net amortization and deferral	215	212
Net Periodic Pension Cost	$114	$129

401(k) Plan expense	$251	$217

Defined benefit plan contributions	$—	$—

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

	March 31, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$188,498	$185,553
Commercial real estate	79,584	98,883
Other commitments	205,652	203,103
Standby letters of credit	5,012	5,014
Commercial letters of credit	1,443	1,859

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

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	—	2,743	2,743
Amounts reclassified from other comprehensive loss	—	—	—
	—	2,743	2,743

Balance at March 31, 2016	$(4,759)	$3,670	$(1,089)

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	—	3,571	3,571
Amounts reclassified from other comprehensive loss	—	(2,698)	(2,698)
	—	873	873

Balance at March 31, 2017	$(4,660)	$(1,479)	$(6,139)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Affected line item
	March 31,		in the Statements
	2017	2016	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(4,276)	$—	Security gains (losses)
Related income tax expense	1,578	—	Income tax expense
Net effect on accumulated other comprehensive loss	$(2,698)	$—

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Distributed earnings allocated to common stock	$6,782	$6,365
Undistributed earnings allocated to common stock	9,067	5,206
Net earnings allocated to common shareholders	$15,849	$11,571

Average shares outstanding	15,252	14,916
Effect of dilutive securities:
Employee stock awards	25	11
Shares for diluted earnings per share	15,277	14,927

Basic earnings per share	$1.04	$0.78
Diluted earnings per share	$1.04	$0.78

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at March 31, 2017.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2017.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3	$—	$3	$—
Obligations of states and political subdivisions	95,200	—	95,200	—
Mortgage-backed securities:
U.S. Government agencies	339,154	—	339,154	—
Private label	879	—	879	—
Trust preferred securities	4,687	—	4,429	258
Corporate securities	24,088	—	24,088	—
Marketable equity securities	4,598	4,598	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	15,564	—	15,564	—
Financial Liabilities
Derivative liabilities	15,509	—	15,509	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,601	$—	$—	$9,601	$29
Non-Financial Assets
Other real estate owned	4,405	—	—	4,405	(191)
Other assets	1,850	—	—	1,850	(175)

December 31, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3	$—	$3	$—
Obligations of states and political subdivisions	82,368	—	82,368	—
Mortgage-backed securities:
U.S. Government agencies	330,814	—	330,814	—
Private label	942	—	942	—
Trust preferred securities	6,662	—	4,127	2,535
Corporate securities	23,574	—	23,574	—
Marketable equity securities	4,231	4,231	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	15,463	—	15,463	—
Financial Liabilities
Derivative liabilities	15,483	—	15,483	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$6,916	$—	$—	$6,916	$(665)
Non-Financial Assets
Other real estate owned	4,588	—	—	4,588	(665)
Other assets	625	—	—	625	(444)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$2,535	$2,096
Impairment losses on investment securities	—	—
Included in other comprehensive income	(977)	18
Dispositions	(1,300)	—
Transfers into Level 3	—	—
Ending balance	$258	$2,114

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2017 and 2016, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2017 and 2016, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three months ended March 31,
	2017	2016

Beginning balance	$6,916	$8,482

Loans classified as impaired during the period	3,015	—
Specific valuation allowance allocations	—	—
	3,015	—

(Additional) reduction in specific valuation allowance allocations	(29)	—

Paydowns, payoffs, other activity	(301)	(1,247)

Ending balance	$9,601	$7,235

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

	Three months ended March 31,
	2017	2016

Beginning balance	$4,588	$6,518

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,226	673
Charge-offs recognized in the allowance for loan losses	(442)	—
Fair value	784	673

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,464	1,228
Fair value	1,273	1,063
Write-downs included in other non-interest expense	(191)	(165)

Disposed	(776)	(972)

Ending balance	$4,405	$6,054

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Cash and cash equivalents	$190,812	$190,812	$190,812	$—	$—
Securities available-for-sale	470,098	470,098	6,087	463,753	258
Securities held-to-maturity	72,308	73,656	—	73,656	—
Other securities	10,240	10,240	—	10,240	—
Net loans	3,054,964	3,040,822	—	—	3,040,822
Accrued interest receivable	8,644	8,644	8,644	—	—
Derivative assets	15,564	15,564	—	15,564	—

Liabilities:
Deposits	3,392,758	2,606,844	1,545,468	1,061,376	—
Short-term debt	186,686	186,686	—	186,686	—
Long-term debt	16,495	16,453	—	16,453	—
Derivative liabilities	15,509	15,509	—	15,509	—

December 31, 2016
Assets:
Cash and cash equivalents	88,139	88,139	88,139	—	—
Securities available-for-sale	450,083	450,083	5,720	441,828	2,535
Securities held-to-maturity	75,169	76,445	—	76,445	—
Other securities	14,352	14,352	—	14,352	—
Net loans	3,026,496	3,014,425	—	—	3,014,425
Accrued interest receivable	8,408	8,408	8,408	—	—
Derivative assets	15,463	15,463	—	15,463	—

Liabilities:
Deposits	3,231,653	3,232,970	2,190,234	1,042,736	—
Short-term debt	248,305	248,305	—	248,305	—
Long-term debt	16,495	16,455	—	16,455	—
Derivative liabilities	15,483	15,483	—	15,483	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2016 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2016 Annual Report of the Company.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2015 and various state taxing authorities.

Financial Summary

Three months ended March 31, 2017 vs. 2016

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2017	2016

Net income available to common shareholders (in thousands)	$16,026	$11,702
Earnings per common share, basic	$1.04	$0.78
Earnings per common share, diluted	$1.04	$0.78
ROA*	1.60%	1.25%
ROE*	13.7%	11.2%
ROATCE*	16.5%	13.8%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended March 31, 2017 increased $1.3 million compared to the three months ended March 31, 2016 (see Net Interest Income). The Company recorded a provision for loan losses of $0.7 million for the three months ended March 31, 2017 compared to $0.5 million for the three months ended March 31, 2016 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $5.4 million and non-interest expense increased $0.5 million for the three months ended March 31, 2017 from the three months ended March 31, 2016.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2016 are summarized in the following table (in millions):

	March 31,	December 31,
	2017	2016	$ Change	% Change

Cash and cash equivalents	$190.8	$88.1	$102.7	116.6%
Investment securities	552.6	539.6	13.0	2.4%
Gross loans	3,074.2	3,046.2	28.0	0.9%

Total deposits	3,392.8	3,231.7	161.1	5.0%
Federal Funds purchased	—	64.1	(64.1)	(100.0)%

Capital surplus	140.3	112.9	27.4	24.3%

Cash and cash equivalents increased $102.7 million from December 31, 2016 to $190.8 million at March 31, 2017 primarily due to increased deposit balances.

Investment securities increased $13.0 million from December 31, 2016 to 552.6 million at March 31, 2017 primarily due to additional investment purchases made during the three months ended March 31, 2017.

Gross loans increased $28.0 million (0.9%) from December 31, 2016 to $3.07 billion at March 31, 2017. Commercial real estate loans increased $20.6 million (1.7%) and commercial and industrial loans increased $19.3 million (10.4%). These increases were partially offset by decreases in residential real estate loans of $6.7 million, home equity loans of $2.8 million and consumer loans of $0.5 million.

Total deposits increased $161.1 million from December 31, 2016 to $3.39 billion at March 31, 2017 due to growth in savings deposits of $52.0 million, interest-bearing demand deposits of $47.4 million, non-interest bearing demand deposits of $42.5 million and time deposits of $19.3 million.

Federal Funds purchased decreased $64.1 million from December 31, 2016, as the Company's deposit growth was sufficient to fund the Company's loan and securities growth.

Capital surplus increased $27.4 million primarily due to the fact that the Company sold approximately 441,000 shares of common stock at a weighted average price of $64.48 per share, net of broker fees.

Net Interest Income

Three months ended March 31, 2017 vs. 2016

The Company’s tax equivalent net interest income increased $1.5 million, or 5.1%, from $29.3 million for the three months ended March 31, 2016 to $30.8 million for the three months ended March 31, 2017. The increase was primarily due to an increase in commercial loans of $0.7 million and residential real estate loans of $0.6 million due to increased balances as compared to the three months ended March 31, 2016. In addition, higher average investment balances increased investment income by $0.9 million. These increases were partially offset by increased interest expense on interest bearing accounts ($0.5 million) and lower accretion from fair value adjustments on recent acquisitions ($0.4 million). The Company’s reported net interest margin decreased from 3.53% for the three months ended March 31, 2016 to 3.45% for the three months ended March 31, 2017. Excluding the favorable impact of accretion, the net interest margin for the three months ended March 31, 2017 and 2016 would have been 3.42% and 3.44%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,591,254	$15,479	3.95%	$1,531,966	$14,918	3.92%
Commercial, financial, and agriculture(2)	1,429,075	13,598	3.86	1,294,345	12,919	4.01
Installment loans to individuals(2),(3)	35,650	581	6.61	38,632	721	7.51
Previously securitized loans(4)	***	447	***	***	369	***
Total loans	3,055,979	30,105	4.00	2,864,943	28,927	4.06
Securities:
Taxable	458,295	3,444	3.05	421,289	3,005	2.87
Tax-exempt(5)	84,784	1,019	4.87	41,898	549	5.27
Total securities	543,079	4,463	3.33	463,187	3,554	3.09
Deposits in depository institutions	16,826	3	0.07	10,529	—	—
Total interest-earning assets	3,615,884	34,571	3.88	3,338,659	32,481	3.91
Cash and due from banks	81,629			81,569
Bank premises and equipment	74,768			76,945
Other assets	253,378			256,329
Less: allowance for loan losses	(20,150)			(20,591)
Total assets	$4,005,509			$3,732,911

Liabilities
Interest-bearing demand deposits	$708,434	$157	0.09%	$677,849	$145	0.09%
Savings deposits	831,639	324	0.16	767,262	228	0.12
Time deposits(2)	1,052,218	2,948	1.14	1,019,416	2,525	1.00
Short-term borrowings	195,626	157	0.33	162,046	107	0.27
Long-term debt	16,495	181	4.45	16,495	164	4.00
Total interest-bearing liabilities	2,804,412	3,767	0.54	2,643,068	3,169	0.48
Noninterest-bearing demand deposits	690,243			630,524
Other liabilities	43,655			40,198
Stockholders’ equity	467,199			419,121
Total liabilities and stockholders’ equity	$4,005,509			$3,732,911
Net interest income		$30,804			$29,312
Net yield on earning assets			3.45%			3.53%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Three months ended March 31,
		2017	2016
	Residential real estate	$138	$181
	Commercial, financial and agriculture	174	394
	Installment loans to individuals	9	54
	Time deposits	17	148
		$338	$777

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, there is no carrying value of the Company’s previously securitized loans.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2017 vs. 2016
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$573	$(12)	$561
Commercial, financial, and agriculture	1,334	(655)	679
Installment loans to individuals	(55)	(85)	(140)
Previously securitized loans	—	78	78
Total loans	1,852	(674)	1,178
Securities:
Taxable	262	177	439
Tax-exempt(1)	557	(87)	470
Total securities	819	90	909
Deposits in depository institutions	—	3	3
Total interest-earning assets	$2,671	$(581)	$2,090
Interest-bearing liabilities:
Interest-bearing demand deposits	$6	$6	$12
Savings deposits	19	77	96
Time deposits	81	342	423
Short-term borrowings	22	28	50
Long-term debt	—	17	17
Total interest-bearing liabilities	$128	$470	$598
Net Interest Income	$2,543	$(1,051)	$1,492

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Table Three
Non-GAAP Financial Measures

Management of the Company uses measures in its analysis of the Company's performance other than those in accordance with generally accepted accounting principals in the United States of America ("GAAP"). These measures are useful when evaluating the underlying performance of the Company's operations. The Company's management believes that these non-GAAP measures enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company's management believes that investors may use these non-GAAP financial measures to evaluate the Company's financial performance without the impact of those items that may obscure trends in the Company's performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they comparable to non-GAAP financial measures that may be presented by other companies. The following table reconciles fully taxable equivalent net interest income and fully taxable equivalent net interest income excluding accretion with net interest income as derived from the Company's financial statements (in thousands):

	Three months ended March 31,
	2017	2016

Net interest income, fully taxable equivalent	$30,804	$29,312
Taxable equivalent adjustment	(357)	(192)
Net interest income ("GAAP")	$30,447	$29,120

Average interest earning assets	$3,615,884	$3,338,659
Net interest margin	3.45%	3.53%

Net interest income, fully taxable equivalent, excluding accretion	$30,466	$28,535
Taxable equivalent adjustment	(357)	(192)
Accretion related to fair value adjustments	338	777
Net interest income ("GAAP")	$30,447	$29,120

Average interest earning assets	$3,615,884	$3,338,659
Net interest margin (excluding accretion)	3.42%	3.44%

Loans

Table Four
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Residential real estate	$1,444,795	$1,451,462	$1,395,670
Home equity	139,165	141,965	142,694
Commercial and industrial	205,011	185,667	165,549
Commercial real estate	1,250,106	1,229,516	1,135,625
Consumer	32,043	32,545	34,754
DDA overdrafts	3,053	5,071	2,825
Total loans	$3,074,173	$3,046,226	$2,877,117

Loan balances increased $27.9 million from December 31, 2016 to March 31, 2017.

Residential real estate loans decreased $6.7 million from December 31, 2016 to March 31, 2017.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2017, $9.8 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2.8 million during the first three months of 2017.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $19.3 million from December 31, 2016 to March 31, 2017.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $20.6 million from December 31, 2016 to March 31, 2017. At March 31, 2017, $18.5 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $0.5 million during the first three months of 2017.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.7 million in the first three months of 2017 as compared to $0.5 million in the first three months of 2016.  The provision for loan losses recorded in the first three months of 2017 reflects the growth in the loan portfolio, changes in the quality of the portfolio, and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $1.2 million for the first three months of 2017 and $0.5 million for the first three months of 2016.  Net charge-offs in the first three months of 2017 consisted primarily of net charge-offs on residential real estate loans ($0.6 million) and DDA overdrafts ($0.3 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2017 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Five
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
Balance at beginning of period	$19,730	$19,251	$19,251
Charge-offs:
Commercial and industrial	(53)	(1)	(148)
Commercial real estate	(180)	(302)	(1,676)
Residential real estate	(626)	(405)	(1,734)
Home equity	(121)	(106)	(390)
Consumer	(6)	(38)	(126)
DDA overdrafts	(636)	(318)	(1,412)
Total charge-offs	(1,622)	(1,170)	(5,486)
Recoveries:
Commercial and industrial	2	1	14
Commercial real estate	11	384	487
Residential real estate	25	39	187
Home equity	—	—	—
Consumer	11	29	118
DDA overdrafts	371	242	764
Total recoveries	420	695	1,570
Net charge-offs	(1,202)	(475)	(3,916)
Provision for purchased credit impaired loans	(19)	40	4,232
Provision for loan losses	700	499	163
Balance at end of period	$19,209	$19,315	$19,730
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.16%	0.07%	0.13%
Provision for loan losses (annualized)	0.09%	0.08%	0.15%
As a Percent of Non-Performing Loans:
Allowance for loan losses	167.70%	120.40%	140.10%
As a Percent of Total Loans:
Allowance for loan losses	0.62%	0.67%	0.65%

Table Six
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2017	2016	2016
Commercial and industrial	$4,283	$3,903	$4,206
Commercial real estate	6,004	6,404	6,573
Residential real estate	6,723	6,759	6,680
Home equity	1,299	1,402	1,417
Consumer	64	93	82
DDA overdrafts	836	754	772
Allowance for Loan Losses	$19,209	$19,315	$19,730

The ALLL decreased slightly from $19.7 million at December 31, 2016 to $19.2 million at March 31, 2017.  Below is a summary of the changes in the components of the ALLL from December 31, 2016 to March 31, 2017.

The allowance related to the commercial and industrial loan portfolio increased $0.1 million from $4.2 million at December 31, 2016 to $4.3 million at March 31, 2017. This increase is due to growth in the loan as of March 31, 2017 .

The allowance allocated to the commercial real estate portfolio decreased $0.6 million from $6.6 million at December 31, 2016 to $6.0 million at March 31, 2017, primarily due to an improvement in the historical loss rate of the portfolio which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio remained flat at $6.7 million at December 31, 2016 and March 31, 2017.

The allowance allocated to the home equity loan portfolio decreased slightly from $1.4 million at December 31, 2016 to $1.3 million at March 31, 2017.

The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at December 31, 2016 and March 31, 2017.

The allowance allocated to overdraft deposit accounts remained flat at $0.8 million at December 31, 2016 and March 31, 2017.

Table Seven
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of March 31,		December 31,
	2017	2016	2016
Non-accrual loans	$11,418	$15,814	$13,701
Accruing loans past due 90 days or more	35	225	382
Total non-performing loans	11,453	16,039	14,083
Other real estate owned ("OREO")	4,405	6,054	4,588
Total non-performing assets	$15,858	$22,093	$18,671

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.52%	0.77%	0.61%

Past-due loans	$6,170	$8,717	$8,594

As a Percentage of Total Loans
Past-due loans	0.20%	0.30%	0.28%

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.61% at December 31, 2016 to 0.52% at March 31, 2017. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $8.6 million, or 0.28% of total loans outstanding, at December 31, 2016 to $6.2 million, or 0.20% of total loans outstanding, at March 31, 2017.

Interest on loans is accrued and credited to operations based upon the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest, unless the loan is well collateralized and in the process of collection. When interest accruals are discontinued, interest credited to income in the current year that is unpaid and deemed uncollectible is charged to operations. Prior-year interest accruals that are unpaid and deemed uncollectible are charged to the allowance for loan losses, provided that such amounts were specifically reserved.

Table Eight
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of March 31,		As of December 31,
	2017	2016	2016
Impaired loans with a valuation allowance	$2,832	$—	$2,832
Impaired loans with no valuation allowance	7,405	7,235	4,749
Total impaired loans	$10,237	$7,235	$7,581

Allowance for loan losses allocated to impaired loans	$636	$—	$665

The average recorded investment in impaired loans during the three months ended March 31, 2017 and 2016 was $7.3 million and $7.7 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2017.

The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for both the three months ended March 31, 2017 and March 31, 2016.  Less than $0.1 million and $0.2 million of interest income would have been recognized during the three months ended March 31, 2017 and March 31, 2016, if such loans had been current in accordance with their original terms.

Table Nine
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of March 31,		December 31,
	2017	2016	2016
Accruing:
Residential real estate	$20,276	$18,306	$20,424
Home equity	3,072	2,878	3,105
Commercial and industrial	38	54	42
Commercial real estate	8,513	523	5,525
Total accruing TDRs	31,899	21,761	29,096

Non-Accruing:
Residential real estate	150	36	391
Home equity	30	—	30
Total non-accruing TDRs	180	36	421

Total TDRs	$32,079	$21,797	$29,517

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 67% of the Company's total TDRs as of March 31, 2017. The average age of these TDRs was 11.8 years; the average current balance as a percentage of the original balance was 66.9%; and the average loan-to-value ratio was 64.8% as of March 31, 2017. Of the total 473 Chapter 7 related TDRs, 32 had an estimated loss exposure based on the current balance and appraised value at March 31, 2017. The increase in commercial real estate TDRs from March 31, 2016 to March 31, 2017 resulted from an addition of 3 loans with a total balance of $8.0 million.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2017 vs. 2016
(in millions)

	Three months ended March 31,
	2017	2016	$ Change	% Change
Gains on sale of investment securities	$4.3	$—	$4.3	-
Non-interest income (excluding above gains)	14.2	13.1	1.1	8.4%

Non-interest expense	24.6	24.1	0.5	2.1%

Non-Interest Income: The Company realized $4.3 million of investment gains during the three months ended March 31, 2017. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. As a result of the sale of these securities, the Company no longer holds any pooled trust preferred securities in its investment portfolio. Exclusive of these gains, non-interest income increased from $13.1 million for the first three months of 2016 to $14.2 million for the first three months of 2017. This increase was mainly due to an increase of $0.5 million in bank owned life insurance revenues due to death benefit proceeds, an increase of $0.4 million, or 6.8%, in service charges, and an increase of $0.2 million, or 4.4%, in bankcard revenues.

Non-Interest Expense: Non-interest expenses increased $0.5 million, from $24.1 million in the first three months of 2016 to $24.6 million in the first three months of 2017. This increase was largely due to an increase in salaries and employee benefits of $0.4 million due primarily to salary increases.

Income Tax Expense: The Company’s effective income tax rate for the three months ended March 31, 2017 was 32.3% compared to 33.4% for the three months ended March 31, 2016.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2017
+400	5.00%	+7.9%
+300	4.00	+9.8
+200	3.00	+9.3
+100	2.00	+6.2
-50	0.50	-6.5
-100	(0.50)	-11.7

December 31, 2016
+400	4.75%	+8.0%
+300	3.75	+9.9
+200	2.75	+9.7
+100	1.75	+6.2
-50	0.25	-6.1
-100	(0.25)	-9.5

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2017 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2017, City National could pay dividends up to $66.7 million plus net profits for the remainder of 2017, as defined by statute, up to the dividend declaration date without prior regulatory permission.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. The Company intends to use the net proceeds from the offering to support loan growth, bolster regulatory capital, and provide cash for possible future acquisitions. Pending this use, the proceeds will be invested by the Company in various investment securities. During the quarter ended March 31, 2017, the Company sold approximately 441,000 common shares at a weighted average price of $64.48, net of broker fees. Through May 4, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees.

City Holding used cash obtained from the dividends received from its banking subsidiary primarily to: (i) pay common dividends to shareholders, (ii) remit interest payments on the Company’s junior subordinated debentures and (iii) fund repurchases of the Company's common shares.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.7 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $27.4 million on an annualized basis over the next 12 months based on common shareholders outstanding at March 31, 2017.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.7 million of additional cash over the next 12 months. As of March 31, 2017, City Holding reported a cash balance of $49.5 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

Excluding the interest and dividend payments discussed above, City Holding has no significant commitments or obligations in years after 2017 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of City Holding. It is expected that City Holding will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of March 31, 2017, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2017, City National has the capacity to borrow an additional $1.7 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 74.1% as of March 31, 2017 and deposit balances fund 82.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $552.6 million at March 31, 2017, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $203.2 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 56.5% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $20.4 million of cash from operating activities during the first three months of 2017, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $39.1 million of cash in investing activities during the first three months of 2017, primarily due an increase in loans and net purchases of investment securities. The Company generated $121.4 million of cash in financing activities during the first three months of 2017, principally as a result of increases in interest-bearing deposits of $118.6 million and noninterest-bearing deposits of $42.5 million, and proceeds from the issuance of common stock of $28.4 million. These increases were partially offset by a decrease in other short-term borrowings of $61.6 million and dividends paid of $6.5 million to the Company’s common stockholders.

Capital Resources

During the first three months of 2017, shareholders’ equity increased $39.2 million, or 8.9%, from $442.4 million at December 31, 2016 to $481.6 million at March 31, 2017.  This increase was primarily due to net income of $16.0 million and the issuance of common stock of $28.4 million, that were partially offset by dividends declared of $6.9 million.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET1") capital ratio of 5.75% and a total capital to risk-adjusted assets ratio of 9.25%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 7.25%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET1, total capital, Tier I capital, and leverage ratios of 5.75%, 9.25%, 7.25%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

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

March 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$409,533	14.6%	$161,422	5.750%	$196,514	7.0%	$182,478	6.5%
City National Bank	326,913	11.7	160,054	5.750	194,849	7.0	180,931	6.5
Tier I Capital
City Holding Company	425,533	15.2	203,533	7.250	238,625	8.5	224,588	8.0
City National Bank	326,913	11.7	201,808	7.250	236,602	8.5	222,684	8.0
Total Capital
City Holding Company	445,938	15.9	259,680	9.250	294,771	10.5	280,735	10.0
City National Bank	346,226	12.4	257,479	9.250	292,273	10.5	278,355	10.0
Tier I Leverage Ratio
City Holding Company	425,533	10.8	157,203	4.0	157,203	4.0	196,504	5.0
City National Bank	326,913	8.4	155,629	4.0	155,629	4.0	194,537	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2	141,860	5.125	193,761	7.0	179,921	6.5
Tier I Capital
City Holding Company	387,677	13.9	184,653	6.625	236,913	8.5	222,977	8.0
City National Bank	318,872	11.5	183,381	6.625	235,281	8.5	221,441	8.0
Total Capital
City Holding Company	408,406	14.7	240,397	8.625	292,658	10.5	278,722	10.0
City National Bank	338,675	12.2	238,741	8.625	290,641	10.5	276,801	10.0
Tier I Leverage Ratio
City Holding Company	387,677	10.1	153,864	4.000	153,864	4.0	192,330	5.0
City National Bank	318,872	8.3	153,088	4.000	153,088	4.0	191,359	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of March 31, 2017, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2017, management believes that City Holding and City National meet all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

At-The-Market Common Stock Offering

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program.

			Total Number	Maximum Number
			of Shares Issued	of Shares that May
		Average Price	as Part of Publicly	Yet Be Issued
	Total Number of	Received per	Announced Plans	Under the Plans
Period	Shares Issued	Share*	or Programs	or Programs**

January 1 - January 31, 2017	153,744	$64.93	153,744	548,000
February 1 - February 29, 2017	286,860	$64.23	286,680	262,000
March 1 - March 31, 2017	—	$—	—	262,000
* The common share issue price is presented net of commissions and excludes one time offering costs of approximately $265,000.
** Estimate based on average price per share received to date, before broker fees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 5, 2017

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

	3(k)	Articles of Amendment to the Articles of Incorporation of City Holding Company, dated April 19, 2017.
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