Form 10-Q
period 2017-06-30
CITY HOLDING CO
filed 2017-08-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2017
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
Common stock, $2.50 Par Value – 15,617,229 shares as of August 3, 2017.

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

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$54,577	$62,263
Interest-bearing deposits in depository institutions	27,783	25,876
Cash and Cash Equivalents	82,360	88,139

Investment securities available for sale, at fair value	504,660	450,083
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2017 and December 31, 2016 - $71,207 and $76,445, respectively)	69,798	75,169
Other securities	16,039	14,352
Total Investment Securities	590,497	539,604

Gross loans	3,083,767	3,046,226
Allowance for loan losses	(19,063)	(19,730)
Net Loans	3,064,704	3,026,496

Bank owned life insurance	101,960	100,732
Premises and equipment, net	72,809	75,165
Accrued interest receivable	8,122	8,408
Net deferred tax asset	22,944	28,043
Goodwill and other intangible assets, net	78,865	79,135
Other assets	35,138	38,681
Total Assets	$4,057,399	$3,984,403

Liabilities
Deposits:
Noninterest-bearing	$688,223	$672,286
Interest-bearing:
Demand deposits	722,440	695,891
Savings deposits	797,552	822,057
Time deposits	1,069,932	1,041,419
Total Deposits	3,278,147	3,231,653

Short term borrowings:
Federal funds purchased	46,400	64,100
Customer repurchase agreements	177,904	184,205
Long-term debt	16,495	16,495
Other liabilities	45,946	45,512
Total Liabilities	3,564,892	3,541,965

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares and 18,606,944 shares issued at June 30, 2017 and December 31, 2017, less 3,430,319 and 3,478,511 shares in treasury, respectively	47,619	46,518
Capital surplus	139,972	112,873
Retained earnings	433,944	417,017
Cost of common stock in treasury	(124,943)	(126,958)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	575	(2,352)
Underfunded pension liability	(4,660)	(4,660)
Total Accumulated Other Comprehensive Income (Loss)	(4,085)	(7,012)
Total Shareholders’ Equity	492,507	442,438
Total Liabilities and Shareholders’ Equity	$4,057,399	$3,984,403

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest and fees on loans	$31,115	$29,640	$61,219	$58,567
Interest and dividends on investment securities:
Taxable	3,480	2,927	6,924	5,933
Tax-exempt	686	365	1,349	722
Interest on deposits in depository institutions	17	—	20	—
Total Interest Income	35,298	32,932	69,512	65,222

Interest Expense
Interest on deposits	3,660	3,011	7,088	5,909
Interest on short-term borrowings	187	86	344	193
Interest on long-term debt	189	167	370	331
Total Interest Expense	4,036	3,264	7,802	6,433
Net Interest Income	31,262	29,668	61,710	58,789
Provision for loan losses	510	1,122	1,191	1,661
Net Interest Income After Provision for Loan Losses	30,752	28,546	60,519	57,128

Non-Interest Income
Net gains on sale of investment securities	—	845	4,276	845
Service charges	7,074	6,564	13,805	12,867
Bankcard revenue	4,372	4,190	8,512	8,157
Trust and investment management fee income	1,612	1,371	2,998	2,647
Bank owned life insurance	968	768	2,197	1,528
Other income	895	843	1,642	1,664
Total Non-Interest Income	14,921	14,581	33,430	27,708

Non-Interest Expense
Salaries and employee benefits	12,945	12,790	26,023	25,463
Occupancy and equipment	2,956	2,708	5,794	5,544
Depreciation	1,510	1,567	3,036	3,134
FDIC insurance expense	328	512	703	977
Advertising	781	778	1,514	1,495
Bankcard expenses	970	1,016	1,913	1,954
Postage, delivery, and statement mailings	504	506	1,059	1,071
Office supplies	345	366	706	719
Legal and professional fees	440	437	889	802
Telecommunications	492	431	976	859
Repossessed asset losses, net of expenses	147	53	482	341
Other expenses	2,755	3,119	5,681	6,064
Total Non-Interest Expense	24,173	24,283	48,776	48,423
Income Before Income Taxes	21,500	18,844	45,173	36,413
Income tax expense	6,812	6,303	14,459	12,169
Net Income Available to Common Shareholders	$14,688	$12,541	$30,714	$24,244

Total Comprehensive Income	$16,742	$15,667	$33,641	$30,113

Average shares outstanding, basic	15,462	14,889	15,344	14,903
Effect of dilutive securities	25	13	25	12
Average shares outstanding, diluted	15,487	14,902	15,369	14,915

Basic earnings per common share	$0.94	$0.83	$1.98	$1.61
Diluted earnings per common share	$0.94	$0.83	$1.98	$1.61
Dividends declared per common share	$0.44	$0.43	$0.88	$0.86

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$14,688	$12,541	$30,714	$24,244

Unrealized gains on available-for-sale securities arising during the period	3,256	5,800	8,916	10,148
Reclassification adjustment for gains	—	(845)	(4,276)	(845)
Other comprehensive income before income taxes	3,256	4,955	4,640	9,303
Tax effect	(1,202)	(1,829)	(1,713)	(3,434)
Other comprehensive income, net of tax	2,054	3,126	2,927	5,869

Comprehensive Income, Net of Tax	$16,742	$15,667	$33,641	$30,113

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2017 and 2016
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	24,244	—	—	24,244
Other comprehensive income	—	—	—	—	5,869	5,869
Cash dividends declared ($0.86 per share)	—	—	(12,890)	—	—	(12,890)
Stock-based compensation expense	—	1,161	—	—	—	1,161
Restricted awards granted	—	(1,578)	—	1,617	—	39
Exercise of 20,250 stock options	—	(204)	—	886	—	682
Purchase of 231,132 treasury shares	—	—	—	(10,018)	—	(10,018)
Balance at June 30, 2016	$46,249	$105,648	$402,044	$(127,619)	$2,037	$428,359

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	30,714	—	—	30,714
Other comprehensive income	—	—	—	—	2,927	2,927
Cash dividends declared ($0.88 per share)	—	—	(13,787)	—	—	(13,787)
Stock-based compensation expense	—	1,210	—	—	—	1,210
Restricted awards granted	—	(1,317)	—	1,317	—	—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 16,639 stock options	—	(101)	—	698	—	597
Balance at June 30, 2017	$47,619	$139,972	$433,944	$(124,943)	$(4,085)	$492,507

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2017	2016
Net income	$30,714	$24,244
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	433	146
Provision for loan losses	1,191	1,661
Depreciation of premises and equipment	3,036	3,134
Deferred income tax expense	3,387	2,548
Net periodic employee benefit cost	225	257
Realized investment securities gains	(4,276)	(1,256)
Investment securities impairment losses	—	411
Stock-compensation expense	1,210	1,161
Excess tax benefit from stock-compensation expense	(550)	—
Proceeds from bank-owned life insurance	1,625	—
Increase in value of bank-owned life insurance	(1,228)	(1,527)
Loans originated for sale	(9,384)	(5,913)
Proceeds from the sale of loans originated for sale	11,583	5,801
Gain on sale of loans	(309)	(139)
Change in accrued interest receivable	286	(996)
Change in other assets	2,576	(18,105)
Change in other liabilities	(179)	26,321
Net Cash Provided by Operating Activities	40,340	37,748

Proceeds from sales of securities available-for-sale	5,576	1,256
Proceeds from maturities and calls of securities available-for-sale	35,491	34,009
Proceeds from maturities and calls of securities held-to-maturity	5,301	5,549
Purchases of securities available-for-sale	(89,517)	(63,458)
Net increase in loans	(40,321)	(40,883)
Purchases of premises and equipment	(3,070)	(1,391)
Disposals of premises and equipment	2,282	376
Net Cash (Used in) Investing Activities	(84,258)	(64,542)

Net increase in non-interest-bearing deposits	15,937	30,794
Net increase in interest-bearing deposits	30,573	27,806
Net (decrease) in short-term borrowings	(24,001)	(1,195)
Proceeds from issuance of common stock	28,408	—
Purchases of treasury stock	—	(10,018)
Proceeds from exercise of stock options	597	682
Dividends paid	(13,375)	(12,812)
Net Cash Provided by Financing Activities	38,139	35,257
(Decrease) Increase in Cash and Cash Equivalents	(5,779)	8,463
Cash and cash equivalents at beginning of period	88,139	70,113
Cash and Cash Equivalents at End of Period	$82,360	$78,576

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company”). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2017. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard clarified the principles for recognizing revenue and developed a common revenue standard. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU will become effective for the Company on January 1, 2018. The Company's revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 may require the Company to change how it recognizes certain components of non-interest income, but the Company does not believe it will have a material impact on the Company's financial statements or disclosures. The Company anticipates adopting this standard with a cumulative effect adjustment to opening retained earnings (the modified retrospective approach), if such adjustment is deemed to be material.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognizing lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principals. This ASU will become effective for the Company for interim and annual periods on January 1, 2019. The Company's preliminary evaluation indicates that the adoption of ASU 2016-02 will have an immaterial impact on the Company's consolidated balance sheet. However, the Company continues to evaluate the extent of the potential impact the new guidance will have on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (CECL) will apply to the allowance for loan losses, available-for-sale and held to maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. This ASU will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of ASU No. 2016-13 on the Company's financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718)." This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASU No. 2016-09. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company’s financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2	$—	$—	$2	$3	$—	$—	$3
Obligations of states and
political subdivisions	96,517	1,927	702	97,742	83,248	594	1,474	82,368
Mortgage-backed securities:
U.S. government agencies	373,998	1,705	5,206	370,497	335,867	1,507	6,560	330,814
Private label	785	4	—	789	941	1	—	942
Trust preferred securities	4,758	218	—	4,976	6,052	1,164	554	6,662
Corporate securities	23,921	485	149	24,257	23,925	127	478	23,574
Total Debt Securities	499,981	4,339	6,057	498,263	450,036	3,393	9,066	444,363
Marketable equity securities	2,136	2,764	—	4,900	2,136	2,095	—	4,231
Investment funds	1,525	—	28	1,497	1,525	—	36	1,489
Total Securities
Available-for-Sale	$503,642	$7,103	$6,085	$504,660	$453,697	$5,488	$9,102	$450,083

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$65,798	$1,422	$13	$67,207	$71,169	$1,346	$70	$72,445
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$69,798	$1,422	$13	$71,207	$75,169	$1,346	$70	$76,445

Other investment securities:
Non-marketable equity securities	$16,039	$—	$—	$16,039	$14,352	$—	$—	$14,352
Total Other Investment
Securities	$16,039	$—	$—	$16,039	$14,352	$—	$—	$14,352

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

	June 30, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$20,643	$683	$458	$19	$21,101	$702
Mortgage-backed securities:
U.S. Government agencies	183,030	4,803	7,873	403	190,903	5,206
Corporate securities	—	—	2,265	149	2,265	149
Investment funds	1,500	28	—	—	1,500	28
Total	$205,173	$5,514	$10,596	$571	$215,769	$6,085

	December 31, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$35,108	$1,474	$—	$—	$35,108	$1,474
Mortgage-backed securities:
U.S. Government agencies	225,530	6,099	8,527	461	234,057	6,560
Trust preferred securities	—	—	4,971	554	4,971	554
Corporate securities	14,306	478	—	—	14,306	478
Investment funds	1,500	36	—	—	1,500	36
Total	$276,444	$8,087	$13,498	$1,015	$289,942	$9,102

During the six months ended June 30, 2017 and 2016, the Company had no investment impairment losses. During the year ended December 31, 2016, the Company had $0.5 million in investment impairment losses. At June 30, 2017, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $3.7 million ($2.1 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.3% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2017, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2017, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at June 30, 2017, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$4,613	$2,639
Due after one year through five years	14,247	14,423
Due after five years through ten years	80,868	79,803
Due after ten years	400,253	401,398
	$499,981	$498,263
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	69,798	71,207
	$69,798	$71,207

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Gross realized gains	$—	$1,256	$4,276	$1,256
Gross realized losses	—	(411)	—	(411)
Net investment security gains	$—	$845	$4,276	$845

During the six months ended June 30, 2017 the Company realized $4.3 million of investment gains. These gains represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. As a result of these sales, the Company no longer holds any pooled trust preferred securities in its investment portfolio.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $319 million and $337 million at June 30, 2017 and December 31, 2016, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2017	December 31, 2016
Residential real estate	$1,455,578	$1,451,462
Home equity	139,534	141,965
Commercial and industrial	197,429	185,667
Commercial real estate	1,256,736	1,229,516
Consumer	30,860	32,545
DDA overdrafts	3,630	5,071
Gross loans	3,083,767	3,046,226
Allowance for loan losses	(19,063)	(19,730)
Net loans	$3,064,704	$3,026,496

Construction loans of $12.1 million and $14.2 million are included within residential real estate loans at June 30, 2017 and December 31, 2016, respectively.  Construction loans of $20.2 million and $12.8 million are included within commercial real estate loans at June 30, 2017 and December 31, 2016, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the six months ended June 30, 2017 and 2016 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2017 and December 31, 2016 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Six months ended June 30, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(110)	(282)	(884)	(239)	(29)	(1,271)	(2,815)
Recoveries	55	32	156	—	25	690	958
Provision for acquired loans	—	39	—	—	—	—	39
Provision	(59)	(205)	695	176	(5)	549	1,151
Ending balance	$4,092	$6,157	$6,647	$1,354	$73	$740	$19,063

Six months ended June 30, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(45)	(1,071)	(742)	(175)	(82)	(639)	(2,754)
Recoveries	4	404	90	—	81	402	981
Provision for acquired loans	—	168	—	—	—	—	168
Provision	861	(213)	232	135	(5)	483	1,493
Ending balance	$4,091	$6,273	$6,358	$1,423	$91	$903	$19,139

As of June 30, 2017
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$679	$—	$—	$—	$—	$679
Collectively	4,090	5,299	6,619	1,354	71	740	18,173
Acquired with deteriorated
credit quality	2	179	28	—	2	—	211
Total	$4,092	$6,157	$6,647	$1,354	$73	$740	$19,063

Loans
Evaluated for impairment:
Individually	$1,200	$8,924	$—	$—	$—	$—	$10,124
Collectively	196,188	1,240,617	1,452,968	139,534	30,744	3,630	3,063,681
Acquired with deteriorated
credit quality	41	7,195	2,610	—	116	—	9,962
Total	$197,429	$1,256,736	$1,455,578	$139,534	$30,860	$3,630	$3,083,767

As of December 31, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$665	$—	$—	$—	$—	$665
Collectively	4,200	5,788	6,589	1,417	82	772	18,848
Acquired with deteriorated
credit quality	6	120	91	—	—	—	217
Total	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730

Loans
Evaluated for impairment:
Individually	$1,611	$5,970	$—	$—	$—	$—	$7,581
Collectively	183,741	1,216,050	1,448,830	141,965	32,545	5,071	3,028,202

Acquired with deteriorated
credit quality	315	7,496	2,632	—	—	—	10,443
Total	$185,667	$1,229,516	$1,451,462	$141,965	$32,545	$5,071	$3,046,226

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

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity, overall collateral position along with other economic trends, and historical payment performance.  The risk grades for each credit are updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review and credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated exceptional, good, acceptable, or pass/watch.  Loans rated special mention, substandard or doubtful are reviewed at least quarterly.  The Company uses the following definitions for its risk ratings:

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
June 30, 2017
Pass	$189,029	$1,214,689	$1,403,718
Special mention	742	9,312	10,054
Substandard	7,658	32,735	40,393
Doubtful	—	—	—
Total	$197,429	$1,256,736	$1,454,165

December 31, 2016
Pass	$176,823	$1,178,288	$1,355,111
Special mention	2,427	16,031	18,458
Substandard	6,417	35,197	41,614
Doubtful	—	—	—
Total	$185,667	$1,229,516	$1,415,183

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
June 30, 2017
Residential real estate	$1,453,930	$1,648	$1,455,578
Home equity	139,381	153	139,534
Consumer	30,860	—	30,860
DDA overdrafts	3,630	—	3,630
Total	$1,627,801	$1,801	$1,629,602

December 31, 2016
Residential real estate	$1,447,087	$4,375	$1,451,462
Home equity	141,834	131	141,965
Consumer	32,545	—	32,545
DDA overdrafts	5,071	—	5,071
Total	$1,626,537	$4,506	$1,631,043

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

Generally for all loan classes, interest income during the period the loan is non-performing is recorded on a cash basis after recovery of principal is reasonably assured.  Cash payments received on nonperforming loans are typically applied directly against the outstanding principal balance until the loan is fully repaid.  Generally, loans are restored to accrual status when the obligation is brought current, the borrower has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	June 30, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,448,322	$5,081	$527	$40	$—	$1,608	$1,455,578
Home equity	138,753	408	119	101	—	153	139,534
Commercial and industrial	195,599	253	6	—	—	1,571	197,429
Commercial real estate	1,248,666	672	—	—	148	7,250	1,256,736
Consumer	30,790	60	1	9	—	—	30,860
DDA overdrafts	3,103	521	6	—	—	—	3,630
Total	$3,065,233	$6,995	$659	$150	$148	$10,582	$3,083,767

	December 31, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,441,086	$5,364	$637	$73	$—	$4,302	$1,451,462
Home equity	141,192	423	219	31	—	100	141,965
Commercial and industrial	183,615	94	—	—	—	1,958	185,667
Commercial real estate	1,221,344	553	—	278	—	7,341	1,229,516
Consumer	32,506	38	1	—	—	—	32,545
DDA overdrafts	4,472	595	4	—	—	—	5,071
Total	$3,024,215	$7,067	$861	$382	$—	$13,701	$3,046,226

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,200	$3,365	$—	$1,611	$3,775	$—
Commercial real estate	3,091	4,916	—	3,138	4,963	—
Total	$4,291	$8,281	$—	$4,749	$8,738	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,833	5,833	679	2,832	2,832	665
Total	$5,833	$5,833	$679	$2,832	$2,832	$665

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Six months ended June 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$1,282	—	$2,339	$—
Commercial real estate	6,022	63	4,739	9
Total	$7,304	$63	$7,078	$9

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,832	38	—	—
Total	$2,832	$38	$—	$—

     Less than $0.1 million and $0.2 million of interest income would have been recognized during the six months ended June 30, 2017 and 2016, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2017.

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

The following tables set forth the Company’s TDRs (in thousands):

	June 30, 2017			December 31, 2016
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$35	$—	$35	$42	$—	$42
Commercial real estate	8,483	—	8,483	5,525	—	5,525
Residential real estate	20,647	154	20,801	20,424	391	20,815
Home equity	3,146	—	3,146	3,105	30	3,135
Consumer	—	—	—	—	—	—
Total	$32,311	$154	$32,465	$29,096	$421	$29,517

	New TDRs
	Six months ended June 30,
	2017			2016
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	2,225	2,225
Residential real estate	19	2,593	2,593	20	1,857	1,857
Home equity	5	154	154	3	69	69
Consumer	—	—	—	—	—	—
Total	24	$2,747	$2,747	24	$4,151	$4,151

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 4.75% and 4.35%, respectively	$16,495	$16,495

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

Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly.  Interest payments are due in March, June, September and December.  The Debentures are redeemable prior to maturity at the option of the Company (i) in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain predefined events.

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

Note G – Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of June 30, 2017 and December 31, 2016, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three and six months ended June 30, 2017 and 2016, hedge ineffectiveness was less than $0.1 million for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$293,291	$7,737	$234,806	$7,352
Loan interest rate swap - liabilities	217,864	7,064	207,201	8,111

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	227,711	7,079	207,201	8,111
Loan interest rate swap - liabilities	293,317	7,737	241,995	7,360

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - liabilities	4,514	6	4,626	12

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Change in fair value non-hedging interest rate derivatives:
Other (income) - derivative asset	$(932)	$(6,744)	$(1,418)	$(18,090)
Other expense - derivative liability	932	6,869	1,418	18,498
Other (income) expense - derivative asset	(22)	—	24	—

Change in fair value hedging interest rate derivatives:
Hedged item - derivative asset	(17)	43	3	164
Other income (expense) - derivative liability with financial institution counterparties	—	6	—	4
Other income (expense) - derivative asset with financial institution counterparties	5	—	9	—

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2017 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$7,737	$—	$7,737	$—	$7,737	$7,737	$—
Interest rate swap agreements - financial institution counterparties	$7,079	$—	$7,079	$—	$—	$—	$7,079

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	$7,064	$—	$7,064	$—	$7,064	$7,064	$—
Interest rate swap agreements - financial institution counterparties	$7,737	$—	$7,737	$—	$11,437	$11,437	$—

Hedging derivative liabilities:
Interest rate swap agreements- financial institution counterparties	$6	$—	$6	$—	$4	$4	$2

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, no value is displayed to represent full collateralization.

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of June 30, 2017, approximately 561,000 shares were still available to be issued under the 2013 Plan.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2017		2016
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	86,613	$41.08	95,015	$38.38
Granted	17,631	66.32	24,348	43.73
Exercised	(16,639)	35.91	(20,250)	33.68
Forfeited	—	—	—	—
Outstanding at June 30	87,605	$47.15	99,113	$40.68

Exerciseable at June 30	7,887	$37.37	15,500	$36.23

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Six months ended June 30,
	2017	2016
Proceeds from stock option exercises	$597	$682
Intrinsic value of stock options exercised	481	302

Stock-based compensation expense associated with stock options	$125	$120

At period-end:	June 30, 2017
Unrecognized stock-based compensation expense associated with stock options	$503
Weighted average period (in years) in which the above amount is expected to be
recognized	2.8

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2017 and 2016, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2017, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at June 30, 2017, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$30.00 - $34.99	500	$30.38	1.4	17	500	$30.38	1.4	$17
35.00 - 39.99	20,854	37.13	5.4	599	5,379	35.39	4.8	164
40.00 - 44.99	35,659	43.95	8.0	782	2,008	44.43	6.7	43
45.00 - 49.99	12,961	46.61	7.7	250	—	—	—	—
50.00 - 70.00	17,631	66.32	9.7	$—	—	—	—	$—
	87,605			$1,648	7,887			$224

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2017, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2017		2016
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	182,122	$39.40	172,921	$37.83
Granted	26,539	64.50	27,451	45.99
Forfeited	(1,850)	42.25	—	—
Vested	(36,778)	35.08	(21,700)	33.89
Outstanding at June 30	170,033	$44.22	178,672	$39.13

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Six months ended June 30,
	2017	2016
Stock-based compensation expense associated with restricted shares	$725	$661

At period-end:	June 30, 2017
Unrecognized stock-based compensation expense associated with restricted shares	$3,939
Weighted average period (in years) in which the above amount is expected to be
recognized	3.5

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2017 and 2016, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Components of net periodic cost:
Interest cost	$193	$205	$386	$410
Expected return on plan assets	(294)	(288)	(589)	(577)
Net amortization and deferral	215	212	425	424
Net Periodic Pension Cost	$114	$129	$222	$257

401(k) Plan expense	$196	$201	$447	$418

Defined Benefit Plan contributions	$—	$—	$—	$—

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

	June 30, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$194,812	$185,553
Commercial real estate	71,227	98,883
Other commitments	195,868	203,103
Standby letters of credit	5,189	5,014
Commercial letters of credit	1,017	1,859

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

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	—	6,402	6,402
Amounts reclassified from other comprehensive loss	—	(533)	(533)
	—	5,869	5,869

Balance at June 30, 2016	$(4,759)	$6,796	$2,037

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	—	5,625	5,625
Amounts reclassified from other comprehensive loss	—	(2,698)	(2,698)
	—	2,927	2,927

Balance at June 30, 2017	$(4,660)	$575	$(4,085)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Statements
	2017	2016	2017	2016	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$(845)	$(4,276)	$(845)	Security gains (losses)
Related income tax expense	—	312	1,578	312	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$(533)	$(2,698)	$(533)

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Distributed earnings allocated to common stock	$6,797	$6,375	$13,594	$12,751
Undistributed earnings allocated to common stock	7,733	6,016	16,787	11,204
Net earnings allocated to common shareholders	$14,530	$12,391	$30,381	$23,955

Average shares outstanding	15,462	14,889	15,344	14,903
Effect of dilutive securities:
Employee stock awards	25	13	25	12
Shares for diluted earnings per share	15,487	14,902	15,369	14,915

Basic earnings per share	$0.94	$0.83	$1.98	$1.61
Diluted earnings per share	$0.94	$0.83	$1.98	$1.61

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

The Company has determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value at June 30, 2017.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2017.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	97,742	—	97,742	—
Mortgage-backed securities:
U.S. Government agencies	370,497	—	370,497	—
Private label	789	—	789	—
Trust preferred securities	4,976	—	4,716	260
Corporate securities	24,257	—	24,257	—
Marketable equity securities	4,900	4,900	—	—
Investment funds	1,497	1,497	—	—
Derivative assets	14,816	—	14,816	—
Financial Liabilities
Derivative liabilities	14,807	—	14,807	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,445	$—	$—	$9,445	$(679)
Non-Financial Assets
Other real estate owned	4,204	—	—	4,204	(258)
Other assets	—	—	—	—	(170)

December 31, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3	$—	$3	$—
Obligations of states and political subdivisions	82,368	—	82,368	—
Mortgage-backed securities:
U.S. Government agencies	330,814	—	330,814	—
Private label	942	—	942	—
Trust preferred securities	6,662	—	4,127	2,535
Corporate securities	23,574	—	23,574	—
Marketable equity securities	4,231	4,231	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	15,463	—	15,463	—
Financial Liabilities
Derivative liabilities	15,483	—	15,483	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$6,916	$—	$—	$6,916	$(665)
Non-Financial Assets
Other real estate owned	4,588	—	—	4,588	(665)
Other assets	625	—	—	625	(444)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Six months ended June 30,
	2017	2016
Beginning balance	$2,535	$2,096
Impairment losses on investment securities	—	(411)
Gains on sale of investment securities	—	1,256
Included in other comprehensive income	(975)	(318)
Dispositions	(1,300)	—
Transfers into Level 3	—	—
Ending balance	$260	$2,623

The Company utilizes a third party model to compute the present value of expected cash flows which considers the structure and term of pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments. Specifically, the model assumes annual prepayments of 1.0% with 100% at maturity and assumes 150 basis points of additional annual defaults from banks that are currently not in default or deferral.  In addition, the model assumes no recoveries except for one trust preferred security which assumes that one of the banks currently deferring or in default will cure such positions.

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2017 and 2016, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2017 and 2016, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30,
	2017	2016

Beginning balance	$6,916	$8,482

Loans classified as impaired during the period	3,006	—
Specific valuation allowance allocations	—	—
Loans classified as impaired during the period, net of specific valuation allowances	3,006	—

(Additional) reduction in specific valuation allowance allocations	(69)	—

Paydowns, payoffs, other activity	(408)	(1,530)

Ending balance	$9,445	$6,952

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

	Six months ended June 30,
	2017	2016

Beginning balance	$4,588	$6,518

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,996	1,995
Charge-offs recognized in the allowance for loan losses	(743)	—
Fair value	1,253	1,995

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,464	1,228
Fair value	1,206	916
Write-downs included in other non-interest expense	(258)	(312)

Disposed	(1,379)	(2,622)

Ending balance	$4,204	$5,579

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Cash and cash equivalents	$82,360	$82,360	$82,360	$—	$—
Securities available-for-sale	504,660	504,660	6,397	498,003	260
Securities held-to-maturity	69,798	71,207	—	71,207	—
Other securities	16,039	16,039	—	16,039	—
Net loans	3,064,704	3,007,916	—	—	3,007,916
Accrued interest receivable	8,122	8,122	8,122	—	—
Derivative assets	14,816	14,816	—	14,816	—

Liabilities:
Deposits	3,278,147	3,278,306	2,208,215	1,070,091	—
Short-term debt	224,304	221,473	—	221,473	—
Long-term debt	16,495	16,453	—	16,453	—
Derivative liabilities	14,807	14,807	—	14,807	—

December 31, 2016
Assets:
Cash and cash equivalents	88,139	88,139	88,139	—	—
Securities available-for-sale	450,083	450,083	5,720	441,828	2,535
Securities held-to-maturity	75,169	76,445	—	76,445	—
Other securities	14,352	14,352	—	14,352	—
Net loans	3,026,496	3,014,425	—	—	3,014,425
Accrued interest receivable	8,408	8,408	8,408	—	—
Derivative assets	15,463	15,463	—	15,463	—

Liabilities:
Deposits	3,231,653	3,232,970	2,190,234	1,042,736	—
Short-term debt	248,305	248,305	—	248,305	—
Long-term debt	16,495	16,455	—	16,455	—
Derivative liabilities	15,483	15,483	—	15,483	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Summary

Six months ended June 30, 2017 vs. 2016

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2017	2016

Net income available to common shareholders (in thousands)	$30,714	$24,244
Earnings per common share, basic	$1.98	$1.61
Earnings per common share, diluted	$1.98	$1.61
ROA*	1.51%	1.28%
ROE*	12.8%	11.5%
ROATCE*	15.3%	14.1%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2017 increased $2.9 million compared to the six months ended June 30, 2016 (see Net Interest Income). The Company recorded a provision for loan losses of $1.2 million for the six months ended June 30, 2017 compared to $1.7 million for the six months ended June 30, 2016 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $5.7 million and non-interest expense increased $0.4 million for the six months ended June 30, 2017 from the six months ended June 30, 2016.

Three months ended June 30, 2017 vs. 2016

The Company's financial performance for the three months ended June 30, 2017 and 2016 is summarized in the following table:

	Three months ended June 30,
	2017	2016

Net income available to common shareholders (in thousands)	$14,688	$12,541
Earnings per common share, basic	$0.94	$0.83
Earnings per common share, diluted	$0.94	$0.83
ROA	1.43%	1.31%
ROE	11.9%	11.8%
ROATCE	14.2%	14.5%

The Company’s net interest income for the three months ended June 30, 2017 increased $1.6 million compared to the three months ended June 30, 2016 (see Net Interest Income). The Company recorded a provision for loan losses of $0.5 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.3 million and non-interest expense decreased $0.1 million from the three months ended June 30, 2016.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2016 are summarized in the following table (in millions):

	June 30,	December 31,
	2017	2016	$ Change	% Change

Cash and cash equivalents	$82.4	$88.1	$(5.7)	(6.5)%
Investment securities	590.5	539.6	50.9	9.4%
Gross loans	3,083.8	3,046.2	37.6	1.2%

Total deposits	3,278.1	3,231.7	46.4	1.4%
Federal Funds purchased	46.4	64.1	(17.7)	(27.6)%

Shareholder's Equity	492.5	442.4	50.1	11.3%

Cash and cash equivalents decreased $5.7 million from December 31, 2016 to $82.4 million at June 30, 2017 primarily due to a decrease in cash on-hand.

Investment securities increased $50.9 million from December 31, 2016 to $590.5 million at June 30, 2017 primarily due to additional investment purchases made during the six months ended June 30, 2017.

Gross loans increased $37.6 million (1.2%) from December 31, 2016 to $3.08 billion at June 30, 2017. Commercial real estate loans increased $27.2 million (2.2%), commercial and industrial loans increased $11.8 million (6.3%), and residential real estate loans increased $4.1 million (0.28%). These increases were partially offset by decreases in home equity loans of $2.4 million and consumer loans of $1.7 million.

Total deposits increased $46.4 million from December 31, 2016 to $3.28 billion at June 30, 2017 due to growth in time deposits of $28.5 million, interest-bearing demand deposits of $26.5 million, and non-interest bearing demand deposits of $15.9 million. These increases were partially offset by a decrease in savings deposits of $24.5 million.

Federal Funds purchased decreased $17.7 million from December 31, 2016, as the Company's deposit growth was sufficient to fund the Company's loan and securities growth.

Shareholder's equity increased $50.1 million primarily due to net income of $30.7 million and the fact that the Company sold approximately 441,000 shares of common stock at a weighted average price of $64.48 per share, net of broker fees during the six months ended June 30, 2017. These increases were partially offset by cash dividends declared of $13.8 million.

Net Interest Income

Six months ended June 30, 2017 vs. 2016

The Company’s tax equivalent net interest income increased $3.3 million, or 5.5%, from $59.2 million for the six months ended June 30, 2016 to $62.4 million for the six months ended June 30, 2017. The increase was primarily due to higher average balances on commercial loans which increased income by $2.2 million, and residential real estate loans which increased income $1.3 million as compared to the six months ended June 30, 2016. In addition, higher average investment balances increased investment income by $2.0 million. These increases were partially offset by increased interest expense on interest bearing accounts ($1.1 million) and lower accretion from fair value adjustments on recent acquisitions ($0.8 million). The Company’s reported net interest margin decreased from 3.55% for the six months ended June 30, 2016 to 3.46% for the six months ended June 30, 2017. Excluding the favorable impact of accretion, the net interest margin for the six months ended June 30, 2017 and 2016 would have been 3.40% and 3.44%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,590,528	$31,211	3.96%	$1,538,095	$29,957	3.92%
Commercial, financial, and agriculture(2)	1,438,764	28,071	3.93	1,301,380	26,228	4.05
Installment loans to individuals(2),(3)	35,374	1,205	6.87	38,644	1,530	7.96
Previously securitized loans(4)	***	732	***	***	852	***
Total loans	3,064,666	61,219	4.03	2,878,119	58,567	4.09
Securities:
Taxable	468,292	6,924	2.98	423,369	5,933	2.82
Tax-exempt(5)	87,065	2,075	4.81	42,768	1,110	5.22
Total securities	555,357	8,999	3.27	466,137	7,043	3.04
Deposits in depository institutions	22,927	20	0.18	9,858	—	—
Total interest-earning assets	3,642,950	70,238	3.89	3,354,114	65,610	3.93
Cash and due from banks	107,120			112,915
Bank premises and equipment	74,159			76,372
Other assets	251,033			258,800
Less: allowance for loan losses	(19,979)			(20,138)
Total assets	$4,055,283			$3,782,063

Liabilities
Interest-bearing demand deposits	$709,267	$317	0.09%	$682,126	$321	0.09%
Savings deposits	855,774	676	0.16	766,985	465	0.12
Time deposits(2)	1,059,171	6,095	1.16	1,024,881	5,123	1.01
Short-term borrowings	197,435	344	0.35	158,046	193	0.25
Long-term debt	16,495	370	4.52	16,495	331	4.04
Total interest-bearing liabilities	2,838,142	7,802	0.55	2,648,533	6,433	0.49
Noninterest-bearing demand deposits	696,787			669,013
Other liabilities	40,628			41,820
Stockholders’ equity	479,726			422,697
Total liabilities and stockholders’ equity	$4,055,283			$3,782,063
Net interest income		$62,436			$59,177
Net yield on earning assets			3.46%			3.55%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Six months ended June 30,
		2017	2016
	Residential real estate	$282	$371
	Commercial, financial and agriculture	640	1,050
	Installment loans to individuals	14	82
	Time deposits	16	296
		$952	$1,799

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans were reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2017 vs. 2016
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,018	$236	$1,254
Commercial, financial, and agriculture	2,761	(918)	1,843
Installment loans to individuals	(129)	(196)	(325)
Previously securitized loans	—	(120)	(120)
Total loans	3,650	(998)	2,652
Securities:
Taxable	628	363	991
Tax-exempt(1)	1,146	(181)	965
Total securities	1,774	182	1,956
Deposits in depository institutions	—	20	20
Total interest-earning assets	$5,424	$(796)	$4,628
Interest-bearing liabilities:
Interest-bearing demand deposits	$13	$(17)	$(4)
Savings deposits	54	157	211
Time deposits	171	801	972
Short-term borrowings	48	103	151
Long-term debt	—	39	39
Total interest-bearing liabilities	$286	$1,083	$1,369
Net Interest Income	$5,138	$(1,879)	$3,259

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Three months ended June 30, 2017 vs. 2016
The Company’s tax equivalent net interest income increased $1.8 million or 5.9%, from $29.9 million for the three months ended June 30, 2016 to $31.6 million for the three months ended June 30, 2017. The increase was primarily due to higher average balances on commercial loans which increased income by $1.4 million and residential real estate loans increased income by $0.7 million as compared to the three months ended June 30, 2016. In addition, higher average investment balances increased investment income by $1.0 million. These increases were partially offset by increased interest expense on interest bearing accounts ($0.6 million) and lower accretion from fair value adjustments ($0.4 million). The Company’s reported net interest margin decreased from 3.56% for the three months ended June 30, 2016 to 3.46% for the three months ended June 30, 2017. Excluding the favorable impact of accretion, the net interest margin for the three months ended June 30, 2017 and 2016 would have been 3.39% and 3.44%, respectively.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,589,748	$15,732	3.97%	$1,545,550	$15,038	3.91%
Commercial, financial, and agriculture(2)	1,448,535	14,473	4.01	1,306,931	13,310	4.10
Installment loans to individuals(2),(3)	34,972	624	7.16	38,811	809	8.38
Previously securitized loans(4)	***	285	***	***	483	***
Total loans	3,073,255	31,114	4.06	2,891,292	29,640	4.12
Securities:
Taxable	478,179	3,480	2.92	425,450	2,927	2.77
Tax-exempt(5)	89,320	1,056	4.74	43,637	561	5.17
Total securities	567,499	4,536	3.21	469,087	3,488	2.99
Deposits in depository institutions	28,961	17	0.24	9,186	—	—
Total interest-earning assets	3,669,715	35,667	3.90	3,369,565	33,128	3.95
Cash and due from banks	132,331			144,260
Bank premises and equipment	73,555			75,798
Other assets	248,716			261,271
Less: allowance for loan losses	(19,809)			(19,686)
Total assets	$4,104,508			$3,831,208

Liabilities
Interest-bearing demand deposits	$710,091	$160	0.09%	$686,403	$176	0.10%
Savings deposits	879,643	352	0.16	766,708	238	0.12
Time deposits(2)	1,066,047	3,147	1.18	1,030,346	2,598	1.01
Short-term borrowings	199,224	187	0.38	154,047	86	0.22
Long-term debt	16,495	189	4.60	16,495	167	4.07
Total interest-bearing liabilities	2,871,500	4,035	0.56	2,653,999	3,265	0.49
Noninterest-bearing demand deposits	703,259			707,501
Other liabilities	37,633			43,435
Stockholders’ equity	492,116			426,273
Total liabilities and stockholders’ equity	$4,104,508			$3,831,208
Net interest income		$31,632			$29,863
Net yield on earning assets			3.46%			3.56%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Three months ended June 30,
		2017	2016
	Residential real estate	$145	$190
	Commercial, financial and agriculture	464	656
	Installment loans to individuals	5	29
	Time deposits	—	148
		$614	$1,023

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans were reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2017 vs. 2016
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$431	$263	$694
Commercial, financial, and agriculture	1,446	(283)	1,163
Installment loans to individuals	(80)	(105)	(185)
Previously securitized loans	—	(198)	(198)
Total loans	1,797	(323)	1,474
Securities:
Taxable	364	189	553
Tax-exempt(1)	589	(94)	495
Total securities	953	95	1,048
Deposits in depository institutions	—	17	17
Total interest-earning assets	$2,750	$(211)	$2,539
Interest-bearing liabilities:
Interest-bearing demand deposits	$6	$(22)	$(16)
Savings deposits	35	79	114
Time deposits	90	459	549
Short-term borrowings	25	76	101
Long-term debt	—	22	22
Total interest-bearing liabilities	$156	$614	$770
Net Interest Income	$2,594	$(825)	$1,769

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net interest income ("GAAP")	$31,262	$29,668	$61,710	$58,789
Taxable equivalent adjustment	370	195	726	388
Net interest income, fully taxable equivalent	$31,632	$29,863	$62,436	$59,177

Average interest earning assets	$3,669,715	$3,369,565	$3,642,950	$3,354,114
Net interest margin	3.46%	3.56%	3.46%	3.55%

Net interest income ("GAAP")	$31,262	$29,668	$61,710	$58,789
Taxable equivalent adjustment	370	195	726	388
Accretion related to fair value adjustments	(614)	(1,023)	(952)	(1,799)
Net interest income, fully taxable equivalent, excluding accretion	$31,018	$28,840	$61,484	$57,378

Average interest earning assets	$3,669,715	$3,369,565	$3,642,950	$3,354,114
Net interest margin (excluding accretion)	3.39%	3.44%	3.40%	3.44%

Loans

Table Six
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Residential real estate	$1,455,578	$1,451,462	$1,417,137
Home equity	139,534	141,965	142,827
Commercial and industrial	197,429	185,667	171,362
Commercial real estate	1,256,736	1,229,516	1,135,493
Consumer	30,860	32,545	33,799
DDA overdrafts	3,630	5,071	2,780
Total loans	$3,083,767	$3,046,226	$2,903,398

Loan balances increased $37.5 million from December 31, 2016 to June 30, 2017.

Residential real estate loans increased $4.1 million from December 31, 2016 to June 30, 2017.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2017, $12.1 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2.4 million during the first six months of 2017.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $11.8 million from December 31, 2016 to June 30, 2017.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $27.2 million from December 31, 2016 to June 30, 2017. At June 30, 2017, $20.2 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $1.7 million during the first six months of 2017.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $1.2 million in the first six months of 2017 as compared to $1.7 million in the first six months of 2016.  The provision for loan losses recorded in the first six months of 2017 reflects the growth in the loan portfolio, changes in the quality of the portfolio, and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $1.9 million for the first six months of 2017 and $1.8 million for the first six months of 2016.  Net charge-offs in the first six months of 2017 consisted primarily of net charge-offs on residential real estate loans ($0.7 million) and DDA overdrafts ($0.6 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2017 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Seven
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Six months ended June 30,		Year ended December 31,
	2017	2016	2016
Balance at beginning of period	$19,730	$19,251	$19,251
Charge-offs:
Commercial and industrial	(110)	(45)	(148)
Commercial real estate	(282)	(1,071)	(1,676)
Residential real estate	(884)	(742)	(1,734)
Home equity	(239)	(175)	(390)
Consumer	(29)	(82)	(126)
DDA overdrafts	(1,271)	(639)	(1,412)
Total charge-offs	(2,815)	(2,754)	(5,486)
Recoveries:
Commercial and industrial	55	4	14
Commercial real estate	32	404	487
Residential real estate	156	90	187
Home equity	—	—	—
Consumer	25	81	118
DDA overdrafts	690	402	764
Total recoveries	958	981	1,570
Net charge-offs	(1,857)	(1,773)	(3,916)
Provision for purchased credit impaired loans	39	168	163
Provision for loan losses	1,151	1,493	4,232
Balance at end of period	$19,063	$19,139	$19,730
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.12%	0.12%	0.13%
Provision for loan losses (annualized)	0.07%	0.12%	0.15%
As a Percent of Non-Performing Loans:
Allowance for loan losses	177.63%	124.00%	140.10%
As a Percent of Total Loans:
Allowance for loan losses	0.62%	0.66%	0.65%

Table Eight
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2017	2016	2016
Commercial and industrial	$4,092	$4,091	$4,206
Commercial real estate	6,157	6,273	6,573
Residential real estate	6,647	6,358	6,680
Home equity	1,354	1,423	1,417
Consumer	73	91	82
DDA overdrafts	740	903	772
Allowance for Loan Losses	$19,063	$19,139	$19,730

The ALLL decreased from $19.7 million at December 31, 2016 to $19.1 million at June 30, 2017.  Below is a summary of the changes in the components of the ALLL from December 31, 2016 to June 30, 2017.

The allowance related to the commercial and industrial loan portfolio decreased slightly from $4.2 million at December 31, 2016 to $4.1 million at June 30, 2017.

The allowance allocated to the commercial real estate portfolio decreased $0.4 million from $6.6 million at December 31, 2016 to $6.2 million at June 30, 2017, primarily due to an improvement in the historical loss rate of the portfolio which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio decreased slightly from at $6.7 million at December 31, 2016 to $6.6 million at June 30, 2017.

The allowance allocated to the home equity loan portfolio remained flat at $1.4 million at December 31, 2016 and June 30, 2017.

The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at December 31, 2016 and June 30, 2017.

The allowance allocated to overdraft deposit accounts decreased slightly from $0.8 million at December 31, 2016 to $0.7 million at June 30, 2017.

Table Nine
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of June 30,		December 31,
	2017	2016	2016
Non-accrual loans	$10,582	$15,199	$13,701
Accruing loans past due 90 days or more	150	241	382
Total non-performing loans	10,732	15,440	14,083
Other real estate owned ("OREO")	4,204	5,868	4,588
Total non-performing assets	$14,936	$21,308	$18,671

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.48%	0.73%	0.61%

Past-due loans	$7,951	$8,575	$8,594

As a Percentage of Total Loans
Past-due loans	0.26%	0.30%	0.28%

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.61% at December 31, 2016 to 0.48% at June 30, 2017. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $8.6 million, or 0.28% of total loans outstanding, at December 31, 2016 to $8.0 million, or 0.26% of total loans outstanding, at June 30, 2017.

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

Table Ten
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of June 30,		As of December 31,
	2017	2016	2016
Impaired loans with a valuation allowance	$5,833	$—	$2,832
Impaired loans with no valuation allowance	4,291	6,952	4,749
Total impaired loans	$10,124	$6,952	$7,581

Allowance for loan losses allocated to impaired loans	$679	$—	$665

The average recorded investment in impaired loans during the six months ended June 30, 2017 and June 30, 2016 was $10.1 million and $7.1 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2017.

The Company recognized less than $0.2 million of interest income received in cash on non-accrual and impaired loans for both the six months ended June 30, 2017 and June 30, 2016.  Less than $0.1 million and $0.2 million of interest income would have been recognized during the six months ended June 30, 2017 and June 30, 2016, if such loans had been current in accordance with their original terms.

Table Eleven
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of June 30,		December 31,
	2017	2016	2016
Accruing:
Residential real estate	$20,647	$19,685	$20,424
Home equity	3,146	2,873	3,105
Commercial and industrial	35	50	42
Commercial real estate	8,483	2,743	5,525
Total accruing TDRs	32,311	25,351	29,096

Non-Accruing:
Residential real estate	154	390	391
Home equity	—	44	30
Total non-accruing TDRs	154	434	421

Total TDRs	$32,465	$25,785	$29,517

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 69% of the Company's total TDRs as of June 30, 2017. The average age of these TDRs was 11.9 years; the average current balance as a percentage of the original balance was 67.4%; and the average loan-to-value ratio was 64.6% as of June 30, 2017. Of the total 464 Chapter 7 related TDRs, 31 had an estimated loss exposure based on the current balance and appraised value at June 30, 2017. The increase in commercial real estate TDRs from June 30, 2016 to June 30, 2017 primarily resulted from an addition of 2 loans with a total balance of $5.8 million.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2017 vs. 2016
(in millions)

	Six months ended June 30,
	2017	2016	$ Change	% Change
Gains on sale of investment securities	$4.3	$0.8	$3.5	437.5%
Non-interest income (excluding above gains)	29.2	26.9	2.3	8.6%

Non-interest expense	48.8	48.4	0.4	0.8%

Non-Interest Income: The Company realized $4.3 million and $0.8 million of investment gains during the six months ended June 30, 2017 and three months ended June 30, 2016, respectively. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. As a result of the sale of these securities, the Company no longer holds any pooled trust preferred securities in its investment portfolio. Exclusive of these gains, non-interest income increased from $26.9 million for the first six months of 2016 to $29.2 million for the first six months of 2017. This increase was mainly due to an increase of $0.9 million (7.3%) in service charges, an increase of $0.7 million (43.8%) in bank owned life insurance revenues due to death benefit proceeds, an increase of $0.4 million (4.4%) in bankcard revenues, and an increase of $0.4 million (13.3%) in trust and investment management fee income.

Non-Interest Expense: Non-interest expenses increased $0.4 million, from $48.4 million in the first six months of 2016 to $48.8 million in the first six months of 2017. This increase was largely due to an increase in salaries and employee benefits of $0.6 million due primarily to salary increases and in increase in occupancy and equipment of $0.3 million. These increases were partially offset by a decrease in other expenses of $0.4 million and FDIC insurance expense of $0.3 million.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2017 was 32.0% compared to 33.4% for the three months ended June 30, 2016.

Three months ended June 30, 2017 vs. 2016
(in millions)

	Three months ended June 30,
	2017	2016	$ Change	% Change
Gains on sale of investment securities	$—	$0.8	$(0.8)	(100.0)%
Non-interest income (excluding investment gains)	$14.9	$13.7	$1.2	8.8%

Non-interest expense	24.2	24.3	$(0.1)	(0.4)%

Non-Interest Income: The Company realized $0.8 million of realized investment gains during the second quarter of 2016. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. Exclusive of these gains, non-interest income increased from $13.7 million for the second quarter of 2016 to $14.9 million for the second quarter of 2017. This increase was mainly due to an increase in service charge revenues of $0.5 million (7.8%), an increase in trust and investment management fee income of $0.2 million (17.6%), an increase in bank owned life insurance proceeds of $0.2 million (26.0%), and an increase in bankcard revenue of $0.2 million (4.3%).

Non-Interest Expense: Non-interest expenses decreased $0.1 million, from $24.3 million in the second quarter of 2016 to $24.2 million in the second quarter of 2017. This was due to a decrease from the second quarter of 2016 in other expenses of $0.4 million (11.7%) and FDIC insurance expense of $0.2 million (35.9%). These decreases were partially offset by increases in occupancy and equipment expenses of $0.2 million (9.2%) and salary expense of $0.2 million (1.2%).

Income Tax Expense: The Company's effective income tax rate for the second quarter of 2017 was 31.7% compared to 32.5% for the year ended December 31, 2016, and 33.4% for the quarter ended June 30, 2016. The effective income tax rate is based upon the Company's expected tax rate for the year ended December 31, 2017.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
June 30, 2017
+400	5.25%	+11.0%
+300	4.25	+11.5
+200	3.25	+10.1
+100	2.25	+6.7
-50	0.75	-6.3
-100	(0.25)	-13.0

December 31, 2016
+400	4.75%	+8.0%
+300	3.75	+9.9
+200	2.75	+9.7
+100	1.75	+6.2
-50	0.25	-6.1
-100	(0.25)	-9.5

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2017, City National could pay dividends up to $81.4 million plus net profits for the remainder of 2017, as defined by statute, up to the dividend declaration date without prior regulatory permission.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. The Company intends to use the net proceeds from the offering to support loan growth, bolster regulatory capital, and provide cash for possible future acquisitions. Pending this use, the proceeds will be invested by the Company in various investment securities. During the quarter ended March 31, 2017, the Company sold approximately 441,000 common shares at a weighted average price of $64.48, net of broker fees. Through August 3, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017.

City Holding used cash obtained from the dividends received from its banking subsidiary primarily to: (i) pay common dividends to shareholders, (ii) remit interest payments on the Company’s junior subordinated debentures and (iii) fund repurchases of the Company's common shares.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.7 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $27.5 million on an annualized basis over the next 12 months based on common shareholders outstanding at June 30, 2017.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of June 30, 2017, City Holding reported a cash balance of $43.1 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of June 30, 2017, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30,

2017, City National has the capacity to borrow an additional $1.7 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 75.5% as of June 30, 2017 and deposit balances fund 80.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $590.5 million at June 30, 2017, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $240.8 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 54.4% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $40.3 million of cash from operating activities during the first six months of 2017, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $84.3 million of cash in investing activities during the first six months of 2017, primarily due an increase in loans and net purchases of investment securities. The Company generated $38.1 million of cash in financing activities during the first six months of 2017, principally as a result of an increase in interest-bearing deposits of $30.6 million, proceeds from the issuance of common stock of $28.4 million, and an increase in noninterest-bearing deposits of $15.9 million. These increases were partially offset by a decrease in other short-term borrowings of $24.0 million and dividends paid of $13.4 million to the Company’s common stockholders.

Capital Resources

During the first six months of 2017, shareholders’ equity increased $50.1 million, or 11.3%, from $442.4 million at December 31, 2016 to $492.5 million at June 30, 2017.  This increase was primarily due to net income of $30.7 million and the issuance of common stock of $28.4 million, that were partially offset by dividends declared of $13.8 million.

In July 2013, the Federal Reserve published the final rules that established a new comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The final rule became effective January 1, 2015 for smaller, non-complex banking organizations, with full implementation by January 1, 2019.

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

June 30, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$418,449	14.9%	$161,715	5.750%	$196,871	7.0%	$182,809	6.5%
City National Bank	342,202	12.3	160,376	5.750	195,241	7.0	181,295	6.5
Tier I Capital
City Holding Company	434,449	15.5	203,902	7.250	239,058	8.5	224,995	8.0
City National Bank	342,202	12.3	202,214	7.250	237,078	8.5	223,132	8.0
Total Capital
City Holding Company	454,832	16.2	260,151	9.250	295,306	10.5	281,244	10.0
City National Bank	361,354	13.0	257,997	9.250	292,861	10.5	278,915	10.0
Tier I Leverage Ratio
City Holding Company	434,449	10.9	159,083	4.0	159,083	4.0	198,854	5.0
City National Bank	342,202	8.6	158,776	4.0	158,776	4.0	198,469	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2	141,860	5.125	193,761	7.0	179,921	6.5
Tier I Capital
City Holding Company	387,677	13.9	184,653	6.625	236,913	8.5	222,977	8.0
City National Bank	318,872	11.5	183,381	6.625	235,281	8.5	221,441	8.0
Total Capital
City Holding Company	408,406	14.7	240,397	8.625	292,658	10.5	278,722	10.0
City National Bank	338,675	12.2	238,741	8.625	290,641	10.5	276,801	10.0
Tier I Leverage Ratio
City Holding Company	387,677	10.1	153,864	4.000	153,864	4.0	192,330	5.0
City National Bank	318,872	8.3	153,088	4.000	153,088	4.0	191,359	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of June 30, 2017, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2017, management believes that City Holding and City National has met all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number	Maximum Number
			of Shares Issued	of Shares that May
		Average Price	as Part of Publicly	Yet Be Issued
	Total Number of	Received per	Announced Plans	Under the Plans
Period	Shares Issued	Share*	or Programs	or Programs**

January 1 - January 31, 2017	153,744	$64.93	153,744	548,000
February 1 - February 29, 2017	286,860	$64.23	286,860	262,000
March 1 - March 31, 2017	—	$—	—	262,000
April 1 - April 30, 2017	—	$—	—	262,000
May 1 - May 31, 2017	—	$—	—	262,000
June 1 - June 30, 2017	—	$—	—	262,000
	440,604	$64.48	440,604	262,000
* The common share issue price is presented net of commissions and excludes one time offering costs of approximately $265,000.
** Estimate based on average price per share received to date, before broker fees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 4, 2017

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

3(k)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated April 19, 2017 (attached to, and incorporated by reference from, City Holding Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2017, filed May 5, 2017 with the Securities and Exchange Commission).

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