Form 10-Q
period 2017-09-30
CITY HOLDING CO
filed 2017-11-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2017
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
Common stock, $2.50 Par Value – 15,618,029 shares as of November 1, 2017.

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

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$54,281	$62,263
Interest-bearing deposits in depository institutions	28,884	25,876
Cash and Cash Equivalents	83,165	88,139

Investment securities available for sale, at fair value	525,633	450,083
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2017 and December 31, 2016 - $68,478 and $76,445, respectively)	66,989	75,169
Other securities	15,988	14,352
Total Investment Securities	608,610	539,604

Gross loans	3,105,912	3,046,226
Allowance for loan losses	(19,554)	(19,730)
Net Loans	3,086,358	3,026,496

Bank owned life insurance	102,706	100,732
Premises and equipment, net	72,334	75,165
Accrued interest receivable	9,236	8,408
Net deferred tax asset	22,355	28,043
Goodwill and other intangible assets, net	78,730	79,135
Other assets	36,060	38,681
Total Assets	$4,099,554	$3,984,403

Liabilities
Deposits:
Noninterest-bearing	$669,876	$672,286
Interest-bearing:
Demand deposits	711,121	695,891
Savings deposits	799,592	822,057
Time deposits	1,075,945	1,041,419
Total Deposits	3,256,534	3,231,653

Short term borrowings:
Federal funds purchased	79,800	64,100
Customer repurchase agreements	201,664	184,205
Long-term debt	16,495	16,495
Other liabilities	44,746	45,512
Total Liabilities	3,599,239	3,541,965

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares and 18,606,944 shares issued at September 30, 2017 and December 31, 2017, less 3,429,519 and 3,478,511 shares in treasury, respectively	47,619	46,518
Capital surplus	140,381	112,873
Retained earnings	441,001	417,017
Cost of common stock in treasury	(124,909)	(126,958)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	883	(2,352)
Underfunded pension liability	(4,660)	(4,660)
Total Accumulated Other Comprehensive Income (Loss)	(3,777)	(7,012)
Total Shareholders’ Equity	500,315	442,438
Total Liabilities and Shareholders’ Equity	$4,099,554	$3,984,403

See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Interest and fees on loans	$32,004	$29,444	$93,223	$88,011
Interest and dividends on investment securities:
Taxable	3,666	3,183	10,591	9,115
Tax-exempt	665	419	2,014	1,141
Interest on deposits in depository institutions	31	—	51	—
Total Interest Income	36,366	33,046	105,879	98,267

Interest Expense
Interest on deposits	3,796	3,006	10,885	8,915
Interest on short-term borrowings	349	90	693	283
Interest on long-term debt	195	172	565	503
Total Interest Expense	4,340	3,268	12,143	9,701
Net Interest Income	32,026	29,778	93,736	88,566
Provision for loan losses	1,393	1,432	2,584	3,093
Net Interest Income After Provision for Loan Losses	30,633	28,346	91,152	85,473

Non-Interest Income
Net gains on sale of investment securities	—	2,668	4,276	3,513
Service charges	7,415	6,842	21,219	19,709
Bankcard revenue	4,291	4,216	12,804	12,373
Trust and investment management fee income	1,471	1,329	4,469	3,976
Bank owned life insurance	774	846	2,972	2,374
Other income	660	846	2,303	2,510
Total Non-Interest Income	14,611	16,747	48,043	44,455

Non-Interest Expense
Salaries and employee benefits	12,876	12,993	38,899	38,456
Occupancy and equipment	2,916	2,759	8,710	8,303
Depreciation	1,450	1,585	4,486	4,719
FDIC insurance expense	328	508	1,031	1,485
Advertising	689	667	2,203	2,161
Bankcard expenses	1,051	1,188	2,964	3,143
Postage, delivery, and statement mailings	517	517	1,576	1,588
Office supplies	377	325	1,082	1,044
Legal and professional fees	504	869	1,393	1,671
Telecommunications	494	459	1,470	1,318
Repossessed asset losses, net of expenses	107	305	589	646
Other expenses	3,000	3,109	8,683	9,173
Total Non-Interest Expense	24,309	25,284	73,086	73,707
Income Before Income Taxes	20,935	19,809	66,109	56,221
Income tax expense	7,003	6,577	21,463	18,745
Net Income Available to Common Shareholders	$13,932	$13,232	$44,646	$37,476

Total Comprehensive Income	$14,240	$12,449	$47,881	$42,562

Average shares outstanding, basic	15,485	14,899	15,391	14,902
Effect of dilutive securities	20	11	24	11
Average shares outstanding, diluted	15,505	14,910	15,415	14,913

Basic earnings per common share	$0.89	$0.88	$2.87	$2.48
Diluted earnings per common share	$0.89	$0.88	$2.86	$2.48
Dividends declared per common share	$0.44	$0.43	$1.32	$1.29

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$13,932	$13,232	$44,646	$37,476

Unrealized gains on available-for-sale securities arising during the period	488	1,427	9,404	11,575
Reclassification adjustment for gains	—	(2,668)	(4,276)	(3,513)
Other comprehensive income before income taxes	488	(1,241)	5,128	8,062
Tax effect	(180)	458	(1,893)	(2,976)
Other comprehensive income (loss), net of tax	308	(783)	3,235	5,086

Comprehensive Income, Net of Tax	$14,240	$12,449	$47,881	$42,562

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2017 and 2016
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	37,476	—	—	37,476
Other comprehensive income	—	—	—	—	5,086	5,086
Cash dividends declared ($1.29 per share)	—	—	(19,343)	—	—	(19,343)
Stock-based compensation expense	—	1,568	—	—	—	1,568
Restricted awards granted	—	(1,627)	—	1,665	—	38
Exercise of 21,000 stock options	—	(214)	—	919	—	705
Purchase of 231,132 treasury shares	—	—	—	(10,018)	—	(10,018)
Balance at September 30, 2016	$46,249	$105,996	$408,823	$(127,538)	$1,254	$434,784

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	44,646	—	—	44,646
Other comprehensive income	—	—	—	—	3,235	3,235
Cash dividends declared ($1.32 per share)	—	—	(20,662)	—	—	(20,662)
Stock-based compensation expense	—	1,653	—	—	—	1,653
Restricted awards granted	—	(1,351)	—	1,351	—	—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 16,639 stock options	—	(101)	—	698	—	597
Balance at September 30, 2017	$47,619	$140,381	$441,001	$(124,909)	$(3,777)	$500,315

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2017	2016
Net income	$44,646	$37,476
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	836	436
Provision for loan losses	2,584	3,093
Depreciation of premises and equipment	4,486	4,719
Deferred income tax expense	3,810	3,998
Net periodic employee benefit cost	337	386
Realized investment securities gains	(4,276)	(3,978)
Investment securities impairment losses	—	465
Stock-compensation expense	1,653	1,606
Excess tax benefit from stock-compensation expense	(550)	—
Proceeds from life insurance	1,717	—
Increase in value of bank-owned life insurance	(1,974)	(2,374)
Loans originated for sale	(13,858)	(11,537)
Proceeds from the sale of loans originated for sale	16,315	11,637
Gain on sale of loans	(437)	(268)
Change in accrued interest receivable	(828)	(554)
Asset write down	—	444
Change in other assets	1,562	(14,068)
Change in other liabilities	(1,505)	16,338
Net Cash Provided by Operating Activities	54,518	47,819

Proceeds from sales of securities available-for-sale	5,576	30,850
Proceeds from maturities and calls of securities available-for-sale	61,367	55,565
Proceeds from maturities and calls of securities held-to-maturity	8,072	9,194
Purchases of securities available-for-sale	(136,418)	(141,271)
Net increase in loans	(63,139)	(96,007)
Purchases of premises and equipment	(4,262)	(3,553)
Disposals of premises and equipment	2,500	408
Net Cash (Used in) Investing Activities	(126,304)	(144,814)

Net (decrease) increase in non-interest-bearing deposits	(2,410)	48,792
Net increase in interest-bearing deposits	27,307	46,963
Net increase in short-term borrowings	33,159	24,515
Proceeds from issuance of common stock	28,408	—
Purchases of treasury stock	—	(10,018)
Proceeds from exercise of stock options	597	705
Dividends paid	(20,249)	(19,266)
Net Cash Provided by Financing Activities	66,812	91,691
(Decrease) in Cash and Cash Equivalents	(4,974)	(5,304)
Cash and cash equivalents at beginning of period	88,139	70,113
Cash and Cash Equivalents at End of Period	$83,165	$64,809

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 86 banking offices in West Virginia (57), Virginia (14), Kentucky (12) and Ohio (3). City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include ATMs, mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2017. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principals. This ASU will become effective for the Company for interim and annual periods on January 1, 2019. The Company's preliminary evaluation indicates that the adoption of ASU 2016-02 will have an immaterial impact on the Company's consolidated balance sheet. However, the Company continues to evaluate the extent of the potential impact the new guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.” This standard makes several modifications to the accounting for share-based payment transactions, including the income tax consequences when awards are exercised or vest, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU became effective for the Company for interim and annual periods beginning on January 1, 2017. This ASU requires the Company to record all excess tax benefits and tax deficiencies in the income statement and treat excess tax benefits as discrete items in the calculation of income tax expense in the period in which they occur. Under this standard, the Company also elected to account for forfeitures of share-based payments as they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (CECL) will apply to the allowance for loan losses, available-for-sale and held to maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. This ASU will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of ASU No. 2016-13 on the Company's financial statements.

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

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." This amendment provides clarification for multiple aspects of Update 2014-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting”, including the scope of guarantee fees, impairment testing of contract costs and the accrual of advertising costs. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2016-20 is not expected to have a material impact on the Company's financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This amendment simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This ASU will become effective for the Company on January 1, 2020. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This amendment requires that an employer disaggregate the service cost component from the other components of net benefit cost and also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2017-07 is not expected to have a material impact on the Company's financial statements.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this update shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. This ASU will become effective for the Company on January 1, 2019. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASU No. 2016-09. This ASU will become effective for the Company on January 1, 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU will become effective for the Company on January 1, 2019. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2	$—	$—	$2	$3	$—	$—	$3
Obligations of states and
political subdivisions	95,907	1,835	574	97,168	83,248	594	1,474	82,368
Mortgage-backed securities:
U.S. government agencies	397,192	1,931	5,136	393,987	335,867	1,507	6,560	330,814
Private label	687	3	—	690	941	1	—	942
Trust preferred securities	4,761	183	—	4,944	6,052	1,164	554	6,662
Corporate securities	21,918	562	154	22,326	23,925	127	478	23,574
Total Debt Securities	520,467	4,514	5,864	519,117	450,036	3,393	9,066	444,363
Marketable equity securities	2,136	2,881	—	5,017	2,136	2,095	—	4,231
Investment funds	1,525	—	26	1,499	1,525	—	36	1,489
Total Securities
Available-for-Sale	$524,128	$7,395	$5,890	$525,633	$453,697	$5,488	$9,102	$450,083

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$62,989	$1,489	$—	$64,478	$71,169	$1,346	$70	$72,445
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$66,989	$1,489	$—	$68,478	$75,169	$1,346	$70	$76,445

Other investment securities:
Non-marketable equity securities	$15,988	$—	$—	$15,988	$14,352	$—	$—	$14,352
Total Other Investment
Securities	$15,988	$—	$—	$15,988	$14,352	$—	$—	$14,352

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

	September 30, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$8,291	$146	$11,859	$428	$20,150	$574
Mortgage-backed securities:
U.S. Government agencies	160,312	3,214	57,814	1,922	218,126	5,136
Corporate securities	—	—	2,265	154	2,265	154
Investment funds	1,500	26	—	—	1,500	26
Total	$170,103	$3,386	$71,938	$2,504	$242,041	$5,890

	December 31, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$35,108	$1,474	$—	$—	$35,108	$1,474
Mortgage-backed securities:
U.S. Government agencies	225,530	6,099	8,527	461	234,057	6,560
Trust preferred securities	—	—	4,971	554	4,971	554
Corporate securities	14,306	478	—	—	14,306	478
Investment funds	1,500	36	—	—	1,500	36
Total	$276,444	$8,087	$13,498	$1,015	$289,942	$9,102

During the nine months ended September 30, 2017 and 2016, the Company had no investment impairment losses. During the year ended December 31, 2016, the Company had $0.5 million in investment impairment losses. At September 30, 2017, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $3.7 million ($2.1 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.4% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2017, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2017, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$2,939	$2,951
Due after one year through five years	12,388	14,839
Due after five years through ten years	80,329	77,039
Due after ten years	424,811	424,288
Total	$520,467	$519,117

Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	66,989	68,478
Total	$66,989	$68,478

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Gross realized gains	$—	$2,722	$4,276	$3,978
Gross realized losses	—	(54)	—	(465)
Net investment security gains	$—	$2,668	$4,276	$3,513

During the nine months ended September 30, 2017 the Company realized $4.3 million of investment gains. These gains represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. As a result of these sales, the Company no longer holds any pooled trust preferred securities in its investment portfolio.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $364 million and $337 million at September 30, 2017 and December 31, 2016, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2017	December 31, 2016
Residential real estate	$1,465,942	$1,451,462
Home equity	139,702	141,965
Commercial and industrial	204,722	185,667
Commercial real estate	1,260,906	1,229,516
Consumer	30,323	32,545
DDA overdrafts	4,317	5,071
Gross loans	3,105,912	3,046,226
Allowance for loan losses	(19,554)	(19,730)
Net loans	$3,086,358	$3,026,496

Construction loans of $19.8 million and $14.2 million are included within residential real estate loans at September 30, 2017 and December 31, 2016, respectively.  Construction loans of $24.3 million and $12.8 million are included within commercial real estate loans at September 30, 2017 and December 31, 2016, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan loss, by portfolio segment, for the nine months ended September 30, 2017 and 2016 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2017 and December 31, 2016 (in thousands).

	Commercial &	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(150)	(564)	(1,295)	(256)	(47)	(1,989)	(4,301)
Recoveries	57	92	286	45	46	1,015	1,541
Provision for acquired loans	—	39	—	—	—	—	39
Provision	946	166	218	68	(25)	1,172	2,545
Ending balance	$5,059	$6,306	$5,889	$1,274	$56	$970	$19,554

Nine months ended September 30, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(148)	(1,213)	(1,281)	(300)	(102)	(1,017)	(4,061)
Recoveries	13	447	113	—	109	585	1,267
Provision for acquired loans	—	164	—	—	—	—	164
Provision	918	(112)	1,414	284	(29)	454	2,929
Ending balance	$4,054	$6,271	$7,024	$1,447	$75	$679	$19,550

As of September 30, 2017
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$705	$—	$—	$—	$—	$705
Collectively	5,057	5,424	5,861	1,274	54	970	18,640
Acquired with deteriorated
credit quality	2	177	28	—	2	—	209
Total	$5,059	$6,306	$5,889	$1,274	$56	$970	$19,554

Loans
Evaluated for impairment:
Individually	$1,095	$8,866	$—	$—	$—	$—	$9,961
Collectively	203,588	1,245,347	1,463,344	139,702	30,206	4,317	3,086,504
Acquired with deteriorated
credit quality	39	6,693	2,598	—	117	—	9,447
Total	$204,722	$1,260,906	$1,465,942	$139,702	$30,323	$4,317	$3,105,912

As of December 31, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$665	$—	$—	$—	$—	$665
Collectively	4,200	5,788	6,589	1,417	82	772	18,848
Acquired with deteriorated
credit quality	6	120	91	—	—	—	217
Total	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730

Loans
Evaluated for impairment:
Individually	$1,611	$5,970	$—	$—	$—	$—	$7,581
Collectively	183,741	1,216,050	1,448,830	141,965	32,545	5,071	3,028,202
Acquired with deteriorated

credit quality	315	7,496	2,632	—	—	—	10,443
Total	$185,667	$1,229,516	$1,451,462	$141,965	$32,545	$5,071	$3,046,226

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

The following table presents the Company’s commercial loans by credit quality indicators, by class (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
September 30, 2017
Pass	$166,408	$1,214,526	$1,380,934
Special mention	26,228	12,680	38,908
Substandard	12,086	33,700	45,786
Doubtful	—	—	—
Total	$204,722	$1,260,906	$1,465,628

December 31, 2016
Pass	$176,823	$1,178,288	$1,355,111
Special mention	2,427	16,031	18,458
Substandard	6,417	35,197	41,614
Doubtful	—	—	—
Total	$185,667	$1,229,516	$1,415,183

The Company's special mention balance for its commercial and industrial loan portfolio as of September 30, 2017 is primarily composed of a shared national credit ("SNC"), in which the Company is a participant, with a balance of $25.8 million. SNCs are credit facilities greater than $20 million that are shared by three or more federally supervised financial institutions and are reviewed annually by regulatory authorities at the agent bank level. This special mention loan balance reflects the rating assigned to this SNC as a result of the current year review by the Office of the Comptroller of the Currency ("OCC"). As of September 30, 2017, the SNC is performing in accordance to terms and debt service coverage ratios are acceptable.

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
September 30, 2017
Residential real estate	$1,463,386	$2,556	$1,465,942
Home equity	139,610	92	139,702
Consumer	30,323	—	30,323
DDA overdrafts	4,317	—	4,317
Total	$1,637,636	$2,648	$1,640,284

December 31, 2016
Residential real estate	$1,447,087	$4,375	$1,451,462
Home equity	141,834	131	141,965
Consumer	32,545	—	32,545
DDA overdrafts	5,071	—	5,071
Total	$1,626,537	$4,506	$1,631,043

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	September 30, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,458,091	$4,684	$611	$—	$—	$2,556	$1,465,942
Home equity	138,737	797	57	19	—	92	139,702
Commercial and industrial	203,093	304	—	—	—	1,325	204,722
Commercial real estate	1,253,686	240	133	—	147	6,700	1,260,906
Consumer	30,298	23	2	—	—	—	30,323
DDA overdrafts	3,765	542	7	3	—	—	4,317
Total	$3,087,670	$6,590	$810	$22	$147	$10,673	$3,105,912

	December 31, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Purchased-Credit Impaired	Non-accrual	Total
Residential real estate	$1,441,086	$5,364	$637	$73	$—	$4,302	$1,451,462
Home equity	141,192	423	219	31	—	100	141,965
Commercial and industrial	183,615	94	—	—	—	1,958	185,667
Commercial real estate	1,221,344	553	—	278	—	7,341	1,229,516
Consumer	32,506	38	1	—	—	—	32,545
DDA overdrafts	4,472	595	4	—	—	—	5,071
Total	$3,024,215	$7,067	$861	$382	$—	$13,701	$3,046,226

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$1,095	$3,259	$—	$1,611	$3,775	$—
Commercial real estate	3,062	4,887	—	3,138	4,963	—
Total	$4,157	$8,146	$—	$4,749	$8,738	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,804	5,804	705	2,832	2,832	665
Total	$5,804	$5,804	$705	$2,832	$2,832	$665

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Nine months ended September 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$1,165	—	$2,234	$—
Commercial real estate	5,035	64	4,286	9
Total	$6,200	$64	$6,520	$9

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	3,821	83	—	—
Total	$3,821	$83	$—	$—

     Less than $0.2 million of interest income would have been recognized during the nine months ended September 30, 2017 and 2016, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2017.

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

The following tables set forth the Company’s TDRs (in thousands):

	September 30, 2017			December 31, 2016
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$31	$—	$31	$42	$—	$42
Commercial real estate	8,427	—	8,427	5,525	—	5,525
Residential real estate	20,741	47	20,788	20,424	391	20,815
Home equity	2,947	—	2,947	3,105	30	3,135
Consumer	—	—	—	—	—	—
Total	$32,146	$47	$32,193	$29,096	$421	$29,517

	New TDRs
	Nine months ended September 30,
	2017			2016
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	2,207	2,207
Residential real estate	27	3,009	3,009	30	2,924	2,924
Home equity	7	145	145	7	190	190
Consumer	—	—	—	—	—	—
Total	34	$3,154	$3,154	38	$5,321	$5,321

Note F – Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 4.82% and 4.35%, respectively	$16,495	$16,495

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

Note G – Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of September 30, 2017 and December 31, 2016, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three and nine months ended September 30, 2017 and 2016, hedge ineffectiveness was less than $0.1 million for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$318,072	$7,570	$234,806	$7,352
Loan interest rate swap - liabilities	225,990	6,881	207,201	8,111

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	232,665	6,903	207,201	8,111
Loan interest rate swap - liabilities	311,484	7,575	241,995	7,360

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - liabilities	4,326	2	4,626	12

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Change in fair value non-hedging interest rate derivatives:
Other (income) expense - derivative asset	$(1,897)	$2,244	$(3,315)	$(15,846)
Other expense (income) - derivative liability	1,897	(2,317)	3,315	16,181
Other expense (income) - derivative asset	6	—	30	—

Change in fair value hedging interest rate derivatives:
Hedged item - derivative asset	—	(45)	3	119
Other income (expense) - derivative liability with financial institution counterparties	—	6	—	10
Other income (expense) - derivative asset with financial institution counterparties	(3)	—	6	—

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2017 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$7,570	$—	$7,570	$—	$7,570	$7,570	$—
Interest rate swap agreements - financial institution counterparties	$6,903	$—	$6,903	$—	$—	$—	$6,903

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Liabilities	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Liabilities	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	$6,881	$—	$6,881	$—	$6,881	$6,881	$—
Interest rate swap agreements - financial institution counterparties	$7,575	$—	$7,575	$—	$16,459	$16,459	$—

Hedging derivative liabilities:
Interest rate swap agreements- financial institution counterparties	$2	$—	$2	$—	$3	$3	$—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, no value is displayed to represent full collateralization.

Note H – Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of September 30, 2017, approximately 560,000 shares were still available to be issued under the 2013 Plan.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2017		2016
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	86,613	$41.08	95,015	$38.38
Granted	17,631	66.32	24,348	43.73
Exercised	(16,639)	35.91	(21,000)	33.57
Outstanding at September 30	87,605	$47.15	98,363	$40.76

Exerciseable at September 30	7,887	$37.37	14,750	$36.53

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Nine months ended September 30,
	2017	2016
Proceeds from stock option exercises	$597	$705
Intrinsic value of stock options exercised	481	317

Stock-based compensation expense associated with stock options	$186	$180

At period-end:	September 30, 2017
Unrecognized stock-based compensation expense associated with stock options	$442
Weighted average period (in years) in which the above amount is expected to be
recognized	2.7

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2017 and 2016, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2017, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at September 30, 2017, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$30.00 - $34.99	500	$30.38	1.1	21	500	$30.38	1.1	$21
35.00 - 39.99	20,854	37.13	5.2	725	5,379	35.39	4.5	196
40.00 - 44.99	35,659	43.95	7.8	997	2,008	44.43	6.5	55
45.00 - 49.99	12,961	46.61	7.4	328	—	—	—	—
50.00 - 70.00	17,631	66.32	9.4	$99	—	—	—	$—
	87,605			$2,170	7,887			$272

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2017, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2017		2016
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	182,122	$39.40	172,921	$37.83
Granted	27,339	64.42	28,801	46.16
Forfeited	(1,850)	42.25	(500)	46.54
Vested	(37,278)	35.02	(22,200)	33.81
Outstanding at September 30	170,333	$44.35	179,022	$39.21

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Nine months ended September 30,
	2017	2016
Stock-based compensation expense associated with restricted shares	$1,107	$1,010

At period-end:	September 30, 2017
Unrecognized stock-based compensation expense associated with restricted shares	$3,606
Weighted average period (in years) in which the above amount is expected to be
recognized	3.4

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2017 and 2016, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Components of net periodic cost:
Interest cost	$193	$205	$579	$615
Expected return on plan assets	(294)	(288)	(883)	(865)
Net amortization and deferral	212	212	641	636
Net Periodic Pension Cost	$111	$129	$337	$386

401(k) Plan expense	$207	$197	$654	$615

Defined Benefit Plan contributions	$—	$—	$—	$—

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

	September 30, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$194,818	$185,553
Commercial real estate	65,071	98,883
Other commitments	195,157	203,103
Standby letters of credit	7,240	5,014
Commercial letters of credit	966	1,859

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

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	—	7,301	7,301
Amounts reclassified from other comprehensive loss	—	(2,215)	(2,215)
	—	5,086	5,086

Balance at September 30, 2016	$(4,759)	$6,013	$1,254

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	—	5,933	5,933
Amounts reclassified from other comprehensive loss	—	(2,698)	(2,698)
	—	3,235	3,235

Balance at September 30, 2017	$(4,660)	$883	$(3,777)

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Statements
	2017	2016	2017	2016	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$(2,668)	$(4,276)	$(3,513)	Security gains (losses)
Related income tax expense	—	985	1,578	1,298	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$(1,683)	$(2,698)	$(2,215)

Note K – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Distributed earnings allocated to common stock	$6,797	$6,376	$20,391	$19,128
Undistributed earnings allocated to common stock	6,981	6,699	23,767	17,901
Net earnings allocated to common shareholders	$13,778	$13,075	$44,158	$37,029

Average shares outstanding	15,485	14,899	15,391	14,902
Effect of dilutive securities:
Employee stock awards	20	11	24	11
Shares for diluted earnings per share	15,505	14,910	15,415	14,913

Basic earnings per share	$0.89	$0.88	$2.87	$2.48
Diluted earnings per share	$0.89	$0.88	$2.86	$2.48

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

In prior years, the Company determined that its pooled trust preferred securities should be priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company determined that there were few observable transactions and market quotations available for pooled trust preferred securities and that they were not reliable for purposes of determining fair value.  Due to these circumstances, the Company elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilized deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumed no future recoveries of any defaults or deferrals.  The Company then compared the values provided by the third party model with other external sources.  As of September 30, 2017, the Company no longer has any pooled trust preferred securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2017.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	97,168	—	97,168	—
Mortgage-backed securities:
U.S. Government agencies	393,987	—	393,987	—
Private label	690	—	690	—
Trust preferred securities	4,944	—	4,683	261
Corporate securities	22,326	—	22,326	—
Marketable equity securities	5,017	5,017	—	—
Investment funds	1,499	1,499	—	—
Derivative assets	14,473	—	14,473	—
Financial Liabilities
Derivative liabilities	14,458	—	14,458	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,256	$—	$—	$9,256	$(705)
Non-Financial Assets
Other real estate owned	3,995	—	—	3,995	(312)
Other assets	—	—	—	—	(170)

December 31, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3	$—	$3	$—
Obligations of states and political subdivisions	82,368	—	82,368	—
Mortgage-backed securities:
U.S. Government agencies	330,814	—	330,814	—
Private label	942	—	942	—
Trust preferred securities	6,662	—	4,127	2,535
Corporate securities	23,574	—	23,574	—
Marketable equity securities	4,231	4,231	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	15,463	—	15,463	—
Financial Liabilities
Derivative liabilities	15,483	—	15,483	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$6,916	$—	$—	$6,916	$(665)
Non-Financial Assets
Other real estate owned	4,588	—	—	4,588	(665)
Other assets	625	—	—	625	(444)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Nine months ended September 30,
	2017	2016
Beginning balance	$2,535	$2,096
Impairment losses on investment securities	—	(465)
Gains on sale of investment securities	—	3,978
Included in other comprehensive income	(974)	(2,985)
Dispositions	(1,300)	—
Transfers into Level 3	—	—
Ending balance	$261	$2,624

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2017 and 2016, collateral discounts ranged from 20% to 30%. During the nine months ended September 30, 2017 and 2016, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Nine months ended September 30,
	2017	2016

Beginning balance	$6,916	$8,482

Loans classified as impaired during the period	2,995	—
Specific valuation allowance allocations	(86)	—
Loans classified as impaired during the period, net of specific valuation allowances	2,909	—

(Additional) reduction in specific valuation allowance allocations	40	—

Paydowns, payoffs, other activity	(609)	(3,115)

Ending balance	$9,256	$5,367

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

	Nine months ended September 30,
	2017	2016

Beginning balance	$4,588	$6,518

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	2,743	2,528
Charge-offs recognized in the allowance for loan losses	(954)	—
Fair value	1,789	2,528

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,464	1,228
Fair value	1,152	829
Write-downs included in other non-interest expense	(312)	(399)

Disposed	(2,070)	(3,156)

Ending balance	$3,995	$5,491

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Cash and cash equivalents	$83,165	$83,165	$83,165	$—	$—
Securities available-for-sale	525,633	525,633	6,516	518,856	261
Securities held-to-maturity	66,989	68,478	—	68,478	—
Other securities	15,988	15,988	—	15,988	—
Net loans	3,086,358	3,076,108	—	—	3,076,108
Accrued interest receivable	9,236	9,236	9,236	—	—
Derivative assets	14,473	14,473	—	14,473	—

Liabilities:
Deposits	3,256,534	3,255,343	2,180,589	1,074,754	—
Short-term debt	281,464	281,464	—	281,464	—
Long-term debt	16,495	16,452	—	16,452	—
Derivative liabilities	14,458	14,458	—	14,458	—

December 31, 2016
Assets:
Cash and cash equivalents	88,139	88,139	88,139	—	—
Securities available-for-sale	450,083	450,083	5,720	441,828	2,535
Securities held-to-maturity	75,169	76,445	—	76,445	—
Other securities	14,352	14,352	—	14,352	—
Net loans	3,026,496	3,014,425	—	—	3,014,425
Accrued interest receivable	8,408	8,408	8,408	—	—
Derivative assets	15,463	15,463	—	15,463	—

Liabilities:
Deposits	3,231,653	3,232,970	2,190,234	1,042,736	—
Short-term debt	248,305	248,305	—	248,305	—
Long-term debt	16,495	16,455	—	16,455	—
Derivative liabilities	15,483	15,483	—	15,483	—

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The section Allowance and Provision for Loan Losses provides management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best reasonable estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

Financial Summary

Nine months ended September 30, 2017 vs. 2016

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2017	2016

Net income available to common shareholders (in thousands)	$44,646	$37,476
Earnings per common share, basic	$2.87	$2.48
Earnings per common share, diluted	$2.86	$2.48
Dividend payout ratio	45.7%	51.0%
ROA*	1.46%	1.31%
ROE*	12.2%	11.7%
ROATCE*	14.6%	14.4%
Average equity to average assets ratio	12.0%	11.2%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2017 increased $5.2 million compared to the nine months ended September 30, 2016 (see Net Interest Income). The Company recorded a provision for loan losses of $2.6 million for the nine months ended September 30, 2017 compared to $3.1 million for the nine months ended September 30, 2016 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $3.6 million and non-interest expense decreased $0.6 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

Three months ended September 30, 2017 vs. 2016

The Company's financial performance for the three months ended September 30, 2017 and 2016 is summarized in the following table:

	Three months ended September 30,
	2017	2016

Net income available to common shareholders (in thousands)	$13,932	$13,232
Earnings per common share, basic	$0.89	$0.88
Earnings per common share, diluted	$0.89	$0.88
Dividend payout ratio	48.8%	48.2%
ROA	1.37%	1.38%
ROE	11.1%	12.2%
ROATCE	13.2%	14.9%
Average equity to average assets ratio	12.3%	11.4%

The Company’s net interest income for the three months ended September 30, 2017 increased $2.2 million compared to the three months ended September 30, 2016 (see Net Interest Income). The Company recorded a provision for loan losses of $1.4 million for the three months ended September 30, 2017 and for the three months ended September 30, 2016 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $2.1 million and non-interest expense decreased $1.0 million from the three months ended September 30, 2016.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2016 are summarized in the following table (in millions):

	September 30,	December 31,
	2017	2016	$ Change	% Change

Cash and cash equivalents	$83.2	$88.1	$(4.9)	(5.6)%
Investment securities	608.6	539.6	69.0	12.8%
Gross loans	3,105.9	3,046.2	59.7	2.0%

Total deposits	3,256.5	3,231.7	24.8	0.8%
Federal Funds purchased	79.8	64.1	15.7	24.5%

Shareholders' Equity	500.3	442.4	57.9	13.1%

Cash and cash equivalents decreased $4.9 million from December 31, 2016 to $83.2 million at September 30, 2017 primarily due to a decrease in cash on-hand.

Investment securities increased $69.0 million from December 31, 2016 to $608.6 million at September 30, 2017 primarily due to additional investment purchases made during the nine months ended September 30, 2017.

Gross loans increased $59.7 million (2.0%) from December 31, 2016 to $3.11 billion at September 30, 2017. Commercial real estate loans increased $31.4 million (2.6%), commercial and industrial loans increased $19.1 million (10.3%), and residential real estate loans increased $14.5 million (1.0%). These increases were partially offset by decreases in home equity loans of $2.3 million and consumer loans of $2.2 million.

Total deposits increased $24.8 million from December 31, 2016 to $3.26 billion at September 30, 2017 due to growth in time deposits of $34.5 million and interest-bearing demand deposits of $15.2 million. These increases were partially offset by decreases in savings deposits of $22.5 million and non-interest bearing demand deposits of $2.4 million.

Federal Funds purchased increased $15.7 million from December 31, 2016, as the Company's loan and investment securities growth exceeded its deposit growth.

Shareholders' equity increased $57.9 million primarily due to net income of $44.6 million and the fact that the Company sold approximately 441,000 shares of common stock at a weighted average price of $64.48 per share, net of broker fees during the nine months ended September 30, 2017. These increases were partially offset by cash dividends declared of $20.7 million.

Net Interest Income

Nine months ended September 30, 2017 vs. 2016

The Company’s tax equivalent net interest income increased $5.6 million, or 6.3%, from $89.2 million for the nine months ended September 30, 2016 to $94.8 million for the nine months ended September 30, 2017. The increase was primarily due to higher average balances on commercial loans which increased income by $4.1 million, and residential real estate loans which increased income $1.2 million as compared to the nine months ended September 30, 2016. In addition, higher average investment balances increased investment income by $2.6 million. These increases were partially offset by increased interest expense on interest bearing accounts ($2.0 million), primarily due to an increase in the cost of funds, and lower accretion from fair value adjustments on recent acquisitions ($1.1 million). The Company’s reported net interest margin decreased from 3.52% for the nine months ended September 30, 2016 to 3.46% for the nine months ended September 30, 2017. Excluding the favorable impact of accretion, the net interest margin for the nine months ended September 30, 2017 and 2016 would have been 3.41% and 3.43%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,591,403	$47,329	3.98%	$1,549,465	$45,267	3.90%
Commercial, financial, and agriculture(2)	1,446,849	42,974	3.97	1,304,467	39,294	4.02
Installment loans to individuals(2),(3)	34,881	1,835	7.03	38,166	2,220	7.77
Previously securitized loans(4)	***	1,086	***	***	1,230	***
Total loans	3,073,133	93,224	4.06	2,892,098	88,011	4.06
Securities:
Taxable	481,372	10,591	2.94	432,303	9,115	2.82
Tax-exempt(5)	88,484	3,099	4.68	46,646	1,754	5.02
Total securities	569,856	13,690	3.21	478,949	10,869	3.03
Deposits in depository institutions	25,822	51	0.26	9,779	—	—
Total interest-earning assets	3,668,811	106,965	3.90	3,380,826	98,880	3.91
Cash and due from banks	92,159			104,287
Bank premises and equipment	73,686			76,161
Other assets	249,700			260,297
Less: allowance for loan losses	(19,999)			(19,930)
Total assets	$4,064,357			$3,801,641

Liabilities
Interest-bearing demand deposits	$706,355	$476	0.09%	$683,926	$458	0.09%
Savings deposits	844,375	998	0.16	765,222	699	0.12
Time deposits(2)	1,063,137	9,411	1.18	1,026,845	7,757	1.01
Short-term borrowings	208,419	693	0.44	156,884	283	0.24
Long-term debt	16,495	565	4.58	16,495	504	4.08
Total interest-bearing liabilities	2,838,781	12,143	0.57	2,649,372	9,701	0.49
Noninterest-bearing demand deposits	697,231			679,730
Other liabilities	41,159			45,452
Stockholders’ equity	487,186			427,087
Total liabilities and stockholders’ equity	$4,064,357			$3,801,641
Net interest income		$94,822			$89,179
Net yield on earning assets			3.46%			3.52%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Nine months ended September 30,
		2017	2016
	Residential real estate	$404	$538
	Commercial, financial and agriculture	907	1,360
	Installment loans to individuals	17	98
	Time deposits	16	444
		$1,344	$2,440

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2017 vs. 2016
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,224	$838	$2,062
Commercial, financial, and agriculture	4,285	(605)	3,680
Installment loans to individuals	(191)	(194)	(385)
Previously securitized loans	—	(144)	(144)
Total loans	5,318	(105)	5,213
Securities:
Taxable	1,034	442	1,476
Tax-exempt(1)	1,572	(227)	1,345
Total securities	2,606	215	2,821
Deposits in depository institutions	—	51	51
Total interest-earning assets	$7,924	$161	$8,085
Interest-bearing liabilities:
Interest-bearing demand deposits	$15	$3	$18
Savings deposits	72	227	299
Time deposits	274	1,380	1,654
Short-term borrowings	93	317	410
Long-term debt	—	61	61
Total interest-bearing liabilities	$454	$1,988	$2,442
Net Interest Income	$7,470	$(1,827)	$5,643

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

Three months ended September 30, 2017 vs. 2016
The Company’s tax equivalent net interest income increased $2.4 million or 7.9%, from $30.0 million for the three months ended September 30, 2016 to $32.4 million for the three months ended September 30, 2017. Higher average balances of commercial and residential real estate loans ($173.3 million) increased net interest income by $1.7 million while higher average investment balances ($94.1 million) increased net interest income by $0.8 million. In addition, higher yields on commercial and residential real estate loans increased net interest income by $1.1 million. These increases were partially offset by increased interest expense on interest bearing accounts ($0.7 million) and lower accretion from fair value adjustments ($0.3 million). The Company’s reported net interest margin decreased from 3.48% for the three months ended September 30, 2016 to 3.45% for the three months ended September 30, 2017. Excluding the favorable impact of accretion, the net interest margin for the three months ended September 30, 2017 and 2016 would have been 3.42% and 3.40%, respectively.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,598,037	$16,117	4.00%	$1,570,787	$15,309	3.88%
Commercial, financial, and agriculture(2)	1,457,821	14,903	4.06	1,311,819	13,066	3.96
Installment loans to individuals(2),(3)	33,935	630	7.37	37,150	690	7.39
Previously securitized loans(4)	***	353	***	***	378	***
Total loans	3,089,793	32,003	4.11	2,919,756	29,443	4.01
Securities:
Taxable	507,106	3,666	2.87	449,977	3,183	2.81
Tax-exempt(5)	91,276	1,024	4.45	54,317	644	4.72
Total securities	598,382	4,690	3.11	504,294	3,827	3.02
Deposits in depository institutions	31,517	31	0.39	9,623	—	—
Total interest-earning assets	3,719,692	36,724	3.92	3,433,673	33,270	3.85
Cash and due from banks	62,723			87,219
Bank premises and equipment	72,756			75,743
Other assets	247,076			263,258
Less: allowance for loan losses	(20,038)			(19,517)
Total assets	$4,082,209			$3,840,376

Liabilities
Interest-bearing demand deposits	$700,625	$159	0.09%	$687,487	$138	0.08%
Savings deposits	821,949	321	0.15	761,734	234	0.12
Time deposits(2)	1,070,941	3,316	1.23	1,030,731	2,634	1.02
Short-term borrowings	230,030	349	0.60	154,585	90	0.23
Long-term debt	16,495	195	4.69	16,495	172	4.15
Total interest-bearing liabilities	2,840,040	4,340	0.61	2,651,032	3,268	0.49
Noninterest-bearing demand deposits	698,106			700,932
Other liabilities	42,202			52,641
Stockholders’ equity	501,861			435,771
Total liabilities and stockholders’ equity	$4,082,209			$3,840,376
Net interest income		$32,384			$30,002
Net yield on earning assets			3.45%			3.48%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Three months ended September 30,
		2017	2016
	Residential real estate	$122	$166
	Commercial, financial and agriculture	235	311
	Installment loans to individuals	3	16
	Time deposits	—	148
		$360	$641

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2017 vs. 2016
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$266	$542	$808
Commercial, financial, and agriculture	1,458	379	1,837
Installment loans to individuals	(60)	—	(60)
Previously securitized loans	—	(25)	(25)
Total loans	1,664	896	2,560
Securities:
Taxable	405	78	483
Tax-exempt(1)	439	(59)	380
Total securities	844	19	863
Deposits in depository institutions	—	31	31
Total interest-earning assets	$2,508	$946	$3,454
Interest-bearing liabilities:
Interest-bearing demand deposits	$3	$18	$21
Savings deposits	19	68	87
Time deposits	103	579	682
Short-term borrowings	44	215	259
Long-term debt	—	23	23
Total interest-bearing liabilities	$169	$903	$1,072
Net Interest Income	$2,339	$43	$2,382

(1)	Fully federal taxable equivalent using a tax rate of approximately 35%.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net interest income (GAAP)	$32,026	$29,778	$93,736	$88,566
Taxable equivalent adjustment	358	224	1,086	613
Net interest income, fully taxable equivalent	$32,384	$30,002	$94,822	$89,179

Average interest earning assets	$3,719,692	$3,433,673	$3,668,811	$3,380,826
Net interest margin	3.45%	3.48%	3.46%	3.52%

Net interest income (GAAP)	$32,026	$29,778	$93,736	$88,566
Taxable equivalent adjustment	358	224	1,086	613
Accretion related to fair value adjustments	(360)	(641)	(1,344)	(2,441)
Net interest income, fully taxable equivalent, excluding accretion	$32,024	$29,361	$93,478	$86,738

Net interest margin (excluding accretion)	3.42%	3.40%	3.41%	3.43%

Loans

Table Six
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Residential real estate	$1,465,942	$1,451,462	$1,445,242
Home equity	139,702	141,965	141,616
Commercial and industrial	204,722	185,667	176,387
Commercial real estate	1,260,906	1,229,516	1,158,088
Consumer	30,323	32,545	33,614
DDA overdrafts	4,317	5,071	2,965
Total loans	$3,105,912	$3,046,226	$2,957,912

Loan balances increased $59.7 million from December 31, 2016 to September 30, 2017.

Residential real estate loans increased $14.5 million from December 31, 2016 to September 30, 2017.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2017, $19.8 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2.3 million during the first nine months of 2017.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $19.1 million from December 31, 2016 to September 30, 2017.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $31.4 million from December 31, 2016 to September 30, 2017. At September 30, 2017, $24.3 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $2.2 million during the first nine months of 2017.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $2.6 million in the first nine months of 2017 as compared to $3.1 million in the first nine months of 2016.  The provision for loan losses recorded in the first nine months of 2017 reflects revisions to the regulatory rating of a shared national credit ("SNC") in which the Company is a participant, changes in the quality of the portfolio and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. SNCs are credit facilities greater than $20 million that are shared by three or more federally supervised financial institutions and are reviewed annually by regulatory authorities at the agent bank level. The SNC that the Company is a participant is for a local customer that outgrew the lending limit of the Company and involves three banks. The reserve recorded in the quarter ended September 30, 2017 related to this SNC reflects the loss factors associated with the rating assigned to this SNC as a result of the current year review by the Office of the Comptroller of the Currency (“OCC”). The Company’s balance outstanding at September 30, 2017 associated with this SNC is $25.8 million, with an additional commitment of $6.4 million related to a line of credit to the borrower. As of September 30, 2017, the SNC is performing in accordance to terms and debt service coverage ratios are acceptable. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $2.8 million for the first nine months of 2017 and $2.8 million for the first nine months of 2016.  Net charge-offs in the first nine months of 2017 consisted primarily of net charge-offs on residential real estate loans ($1.0 million), commercial real estate loans ($0.5 million), and DDA overdrafts ($1.0 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2017 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Seven
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Nine months ended September 30,		Year ended December 31,
	2017	2016	2016
Balance at beginning of period	$19,730	$19,251	$19,251
Charge-offs:
Commercial and industrial	(150)	(148)	(148)
Commercial real estate	(564)	(1,213)	(1,676)
Residential real estate	(1,295)	(1,281)	(1,734)
Home equity	(256)	(300)	(390)
Consumer	(47)	(102)	(126)
DDA overdrafts	(1,989)	(1,017)	(1,412)
Total charge-offs	(4,301)	(4,061)	(5,486)
Recoveries:
Commercial and industrial	57	13	14
Commercial real estate	92	447	487
Residential real estate	286	113	187
Home equity	45	—	—
Consumer	46	109	118
DDA overdrafts	1,015	585	764
Total recoveries	1,541	1,267	1,570
Net charge-offs	(2,760)	(2,794)	(3,916)
Provision for purchased credit impaired loans	39	164	163
Provision for loan losses	2,545	2,929	4,232
Balance at end of period	$19,554	$19,550	$19,730
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.12%	0.13%	0.13%
Provision for loan losses (annualized)	0.11%	0.14%	0.15%
As a Percent of Non-Performing Loans:
Allowance for loan losses	182.83%	128.96%	140.10%
As a Percent of Total Loans:
Allowance for loan losses	0.63%	0.66%	0.65%

Table Eight
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2017	2016	2016
Commercial and industrial	$5,059	$4,054	$4,206
Commercial real estate	6,306	6,271	6,573
Residential real estate	5,889	7,024	6,680
Home equity	1,274	1,447	1,417
Consumer	56	75	82
DDA overdrafts	970	679	772
Allowance for Loan Losses	$19,554	$19,550	$19,730

The ALLL decreased from $19.7 million at December 31, 2016 to $19.6 million at September 30, 2017.  Below is a summary of the changes in the components of the ALLL from December 31, 2016 to September 30, 2017.

The allowance related to the commercial and industrial loan portfolio increased from $4.2 million at December 31, 2016 to $5.1 million at September 30, 2017, primarily due to revisions to the regulatory rating of a shared national credit ("SNC") in which the Company is a participant, changes in the quality of the portfolio and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. SNCs are credit facilities greater than $20 million that are shared by three or more federally supervised financial institutions and are reviewed annually by regulatory authorities at the agent bank level. The SNC that the Company is a participant is for a local customer that outgrew the lending limit of the Company and involves three banks. The reserve recorded in the quarter ended September 30, 2017 related to this SNC reflects the loss factors associated with the rating assigned to this SNC as a result of the current year review by the Office of the Comptroller of the Currency (“OCC”). The Company’s balance outstanding at September 30, 2017 associated with this SNC is $25.8 million, with an additional commitment of $6.4 million related to a line of credit to the borrower. As of September 30, 2017, the SNC is performing in accordance to terms and debt service coverage ratios are acceptable.

The allowance allocated to the commercial real estate portfolio decreased $0.3 million from $6.6 million at December 31, 2016 to $6.3 million at September 30, 2017, primarily due to an improvement in the historical loss rate of the portfolio which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio decreased from $6.7 million at December 31, 2016 to $5.9 million at September 30, 2017, primarily due to a decrease in risk-rated loans and improvement in historical loss rates, offset by growth in the loan portfolio.

The allowance allocated to the home equity loan portfolio decreased slightly from $1.4 million at December 31, 2016 to $1.3 million at September 30, 2017.

The allowance allocated to the consumer loan portfolio remained flat at $0.1 million at December 31, 2016 and September 30, 2017.

The allowance allocated to overdraft deposit accounts increased slightly from $0.8 million at December 31, 2016 to $1.0 million at September 30, 2017.

Table Nine
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of September 30,		December 31,
	2017	2016	2016
Non-accrual loans	$10,673	$14,591	$13,701
Accruing loans past due 90 days or more	22	569	382
Total non-performing loans	10,695	15,160	14,083
Other real estate owned ("OREO")	3,995	5,435	4,588
Total non-performing assets	$14,690	$20,595	$18,671

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.47%	0.69%	0.61%

Past-due loans	$7,569	$8,970	$8,594

As a Percentage of Total Loans
Past-due loans	0.24%	0.30%	0.28%

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.61% at December 31, 2016 to 0.47% at September 30, 2017. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $8.6 million, or 0.28% of total loans outstanding, at December 31, 2016 to $7.6 million, or 0.24% of total loans outstanding, at September 30, 2017.

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

Table Ten
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of September 30,		As of December 31,
	2017	2016	2016
Impaired loans with a valuation allowance	$5,804	$—	$2,832
Impaired loans with no valuation allowance	4,157	5,367	4,749
Total impaired loans	$9,961	$5,367	$7,581

Allowance for loan losses allocated to impaired loans	$705	$—	$665

The average recorded investment in impaired loans during the nine months ended September 30, 2017 and September 30, 2016 was $10.0 million and $6.5 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2017.

The Company recognized less than $0.2 million of interest income received in cash on non-accrual and impaired loans for both the nine months ended September 30, 2017 and September 30, 2016.  Less than $0.2 million of interest income would have been recognized during the nine months ended September 30, 2017 and September 30, 2016, if such loans had been current in accordance with their original terms.

Table Eleven
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of September 30,		December 31,
	2017	2016	2016
Accruing:
Residential real estate	$20,741	$19,944	$20,424
Home equity	2,947	3,159	3,105
Commercial and industrial	31	46	42
Commercial real estate	8,427	2,718	5,525
Total accruing TDRs	32,146	25,867	29,096

Non-Accruing:
Residential real estate	47	452	391
Home equity	—	85	30
Total non-accruing TDRs	47	537	421

Total TDRs	$32,193	$26,404	$29,517

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 71% of the Company's total TDRs as of September 30, 2017. The average age of these TDRs was 12.0 years; the average current balance as a percentage of the original balance was 68.2%; and the average loan-to-value ratio was 65.6% as of September 30, 2017. Of the total 461 Chapter 7 related TDRs, 26 had an estimated loss exposure based on the current balance and appraised value at September 30, 2017. The increase in commercial real estate TDRs from September 30, 2016 to September 30, 2017 primarily resulted from an addition of 2 loans with a total balance of $5.8 million.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2017 vs. 2016
(in millions)

	Nine months ended September 30,
	2017	2016	$ Change	% Change
Gains on sale of investment securities	$4.3	$3.5	$0.8	22.9%
Non-interest income (excluding above gains)	43.8	40.9	2.9	7.1%

Non-interest expense	73.1	73.7	(0.6)	(0.8)%

Non-Interest Income: The Company realized $4.3 million and $3.5 million of investment gains during the nine months ended September 30, 2017 and nine months ended September 30, 2016, respectively. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. As a result of the sale of these securities, the Company no longer holds any pooled trust preferred securities in its investment portfolio. Exclusive of these gains, non-interest income increased from $40.9 million for the first nine months of 2016 to $43.8 million for the first nine months of 2017. This increase was mainly due to an increase of $1.5 million (7.7%) in service charges, an increase of $0.6 million (25.2%) in bank owned life insurance revenues due to death benefit proceeds, an increase of $0.5 million (12.4%) in trust and investment management fee income, and an increase of $0.4 million (3.5%) in bankcard revenues.

Non-Interest Expense: Non-interest expenses decreased $0.6 million, from $73.7 million in the first nine months of 2016 to $73.1 million in the first nine months of 2017. This decrease was largely due to a decrease in other expenses of $0.5 million, FDIC insurance expense of $0.5 million, and legal and professional fees of $0.3 million. These decreases were partially offset by an increase in salaries and employee benefits of $0.4 million and occupancy and equipment of $0.4 million.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2017 was 32.5% compared to 33.3% for the nine months ended September 30, 2016.

Three months ended September 30, 2017 vs. 2016
(in millions)

	Three months ended September 30,
	2017	2016	$ Change	% Change
Gains on sale of investment securities	$—	$2.7	$(2.7)	(100.0)%
Non-interest income (excluding investment gains)	$14.6	$14.1	$0.5	3.5%

Non-interest expense	24.3	25.3	$(1.0)	(4.0)%

Non-Interest Income: The Company realized $2.7 million of realized investment gains during the third quarter of 2016. These gains represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. Exclusive of these gains, non-interest income increased from $14.1 million for the third quarter of 2016 to $14.6 million for the third quarter of 2017. This increase was mainly due to an increase in service charge revenues of $0.6 million (8.4%), an increase in trust and investment management fee income of $0.1 million (10.7%), and an increase in bankcard revenue of $0.1 million (1.8%). These increases were partially offset by a decrease in other income of $0.2 million.

Non-Interest Expense: Non-interest expenses decreased $1.0 million, from $25.3 million in the third quarter of 2016 to $24.3 million in the third quarter of 2017. This was due to a decrease from the third quarter of 2016 in legal and professional fees of $0.4 million (42.0%), repossessed asset losses of $0.2 million (64.9%), and FDIC insurance expense of $0.2 million (35.4%).

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2017 was 33.5% compared to 32.5% for the year ended December 31, 2016, and 33.2% for the three months ended September 30, 2016. The effective income tax rate is based upon the Company's expected tax rate for the year ended December 31, 2017.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
September 30, 2017
+400	5.25%	+8.2%
+300	4.25	+9.4
+200	3.25	+8.7
+100	2.25	+5.9
-50	0.75	-5.9
-100	0.25	-12.4

December 31, 2016
+400	4.75%	+8.0%
+300	3.75	+9.9
+200	2.75	+9.7
+100	1.75	+6.2
-50	0.25	-6.1
-100	(0.25)	-9.5

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2017, City National could pay dividends up to $95.3 million plus net profits for the remainder of 2017, as defined by statute, up to the dividend declaration date without prior regulatory permission.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. The Company intends to use the net proceeds from the offering to support loan growth, bolster regulatory capital, and provide cash for possible future acquisitions. Pending this use, the proceeds will be invested by the Company in various investment securities. During the quarter ended March 31, 2017, the Company sold approximately 441,000 common shares at a weighted average price of $64.48, net of broker fees. Through November 1, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017.

City Holding used cash obtained from the dividends received from its banking subsidiary primarily to: (i) pay common dividends to shareholders and (ii) remit interest payments on the Company’s junior subordinated debentures.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.8 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $27.5 million on an annualized basis over the next 12 months based on common shareholders outstanding at September 30, 2017.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of September 30, 2017, City Holding reported a cash balance of $35.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of September 30, 2017, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2017, City National has the capacity to borrow an additional $1.6 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 75.3% as of September 30, 2017 and deposit balances fund 79.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $608.6 million at September 30, 2017, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $298.0 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 53.2% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $54.5 million of cash from operating activities during the first nine months of 2017, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $126.3 million of cash in investing activities during the first nine months of 2017, primarily due an increase in loans of $63.1 million and net purchases of investment securities of $136.4 million. These increases were partially offset by a decrease in maturities and calls of securities available-for-sale of $61.4 million. The Company generated $66.8 million of cash in financing activities during the first nine months of 2017, principally as a result of an increase in other short-term borrowings of $33.2 million, proceeds from the issuance of common stock of $28.4 million, and an increase in interest-bearing deposits of $27.3 million. These increases were partially offset by dividends paid of $20.2 million to the Company’s common stockholders and a decrease in non-interest bearing deposits of $2.4 million.

Capital Resources

During the first nine months of 2017, shareholders’ equity increased $57.9 million, or 13.1%, from $442.4 million at December 31, 2016 to $500.3 million at September 30, 2017.  This increase was primarily due to net income of $44.6 million and the issuance of common stock of $28.4 million, that was partially offset by dividends declared of $20.7 million.

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

September 30, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$426,057	15.1%	$162,423	5.750%	$197,733	7.0%	$183,609	6.5%
City National Bank	356,765	12.7	161,076	5.750	196,092	7.0	182,086	6.5
Tier I Capital
City Holding Company	442,057	15.7	204,794	7.250	240,104	8.5	225,980	8.0
City National Bank	356,765	12.7	203,096	7.250	238,112	8.5	224,106	8.0
Total Capital
City Holding Company	463,198	16.4	261,289	9.250	296,599	10.5	282,475	10.0
City National Bank	376,622	13.4	259,122	9.250	294,139	10.5	280,132	10.0
Tier I Leverage Ratio
City Holding Company	442,057	11.1	160,012	4.0	160,012	4.0	200,015	5.0
City National Bank	356,765	9.0	157,814	4.0	157,814	4.0	197,268	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2	141,860	5.125	193,761	7.0	179,921	6.5
Tier I Capital
City Holding Company	387,677	13.9	184,653	6.625	236,913	8.5	222,977	8.0
City National Bank	318,872	11.5	183,381	6.625	235,281	8.5	221,441	8.0
Total Capital
City Holding Company	408,406	14.7	240,397	8.625	292,658	10.5	278,722	10.0
City National Bank	338,675	12.2	238,741	8.625	290,641	10.5	276,801	10.0
Tier I Leverage Ratio
City Holding Company	387,677	10.1	153,864	4.000	153,864	4.0	192,330	5.0
City National Bank	318,872	8.3	153,088	4.000	153,088	4.0	191,359	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of September 30, 2017, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2017, management believes that City Holding and City National have met all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At-The-Market Common Stock Offering

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. During the first quarter of 2017, the Company issued 440,604 shares of common stock at an average price received of $64.48, net of commissions and excluding one-time offering costs of $265,000.  Based on the average sales price of $66.48 as of September 30, 2017, approximately 279,000 remaining shares may be issued under the “at-the-market” equity offering program.

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

Date: November 3, 2017

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

2(b)
Agreement and Plan of Merger, dated August 2, 2012, by and among Community Financial Corporation, Community Bank, City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated August 7, 2012, and filed with the Securities and Exchange Commission on August 7, 2012).

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

	4(a)	Rights Agreement dated as of June 13, 2001 (attached to, and incorporated by reference from, City Holding Company's Form 8–A, filed June 22, 2001, with the Securities and Exchange Commission).
4(b)
Amendment No. 1 to the Rights Agreement dated as of November 30, 2005 (attached to, and incorporated by reference from, City Holding Company’s Amendment No. 1 on Form 8-A, filed December 21, 2005, with the Securities and Exchange Commission).

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