Form 10-K
period 2017-12-31
CITY HOLDING CO
filed 2018-02-28
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2017
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Transition Period From ____________To_____________.

Commission File number 0-11733
CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia	55-0619957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston, West Virginia	25313
(Address of principal executive offices)	(Zip Code)
(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[X]	No	[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[ ]	No	[ X ]

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $989.4 million.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 27, 2018, there were 15,508,904 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 annual shareholders’ meeting to be held on April 19, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such information involves risks and uncertainties that could cause the Company’s actual results to differ from those projected in the forward-looking information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “Risk Factors” and the following: (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such securities; (12) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (13) the impact of new minimum capital thresholds established as a part of the implementation of Basel III capital reforms; and (14) other risk factors relating to the banking industry.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

City Holding Company (the “Company” or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National provides banking, trust and investment management and other financial solutions through its network of 86 bank branches and 839 full-time equivalent associates located in West Virginia, Virginia, Kentucky and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On October 16, 2017, the Company announced it will break ground in early 2018 on its new branch office located in Morgantown, West Virginia.
Rendition of the Company's Morgantown branch expected to open in 2018.

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

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries, it historically has held residential mortgage loans as a significant portion of its loan portfolio. At December 31, 2017, approximately 51% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

The commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers primarily in small to mid-size industrial and commercial companies. Commercial and industrial loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  As of December 31, 2017, City National reported $208.5 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial and industrial loans.    As of December 31, 2017, City National reported $1.28 billion of loans classified as “Commercial Real Estate.”

City National diversifies risk within the commercial and industrial and commercial real estate portfolios by closely monitoring industry concentrations (against internally designated percents of risk-based capital) and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of all larger balance commercial loans by the loan committee prior to approval.

City National categorizes commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of December 31, 2017, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (13%). No other industry classification exceeded 10% of total loans at December 31, 2017. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2017, the company had $967.5 million of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities. As of December 31, 2017, City National reported $1.47 billion of loans classified as “Residential Real Estate.”

City National's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, similar loan-to-value ratios and similar terms than residential real estate loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made. As of December 31, 2017, City National reported $139.5 million of loans classified as “Home Equity.”

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. As of December 31, 2017, City National reported $29.2 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2017, City National reported $4.4 million of loans classified as “DDA Overdrafts.”

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

Market Area

City National operates a network of 86 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 57 branches in West Virginia, 14 branches in Virginia, 12 branches in Kentucky and 3 branches in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Lexington (KY).

City National also provides commercial products and services to customers that are outside of its branches' geographical footprint, such as the Columbus, Ohio, Charlotte, North Carolina and Pittsburgh, Pennsylvania markets. These loans are diversified across a broad base of industry types, such as multi-family housing, properties leased to government, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2017, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $428 million, or 29% of City National's outstanding commercial loan balances.

City National has approximately 12% of the deposit market share in the counties of West Virginia it serves. In Virginia, City National has approximately 9% of the deposit market share along the I-81 corridor which its thirteen bank branches serve. In Kentucky, City National has approximately 4% of the deposit market share in the counties where its twelve bank branches serve. In Ohio, City National has approximately 16% of the deposit market share in the county where its three bank branches serve.

According to the most recent U.S. Census Bureau estimates (2016), in the counties where City National's bank branches are located, West Virginia’s population was approximately 1.0 million and has increased 0.5% since 2010.  The population in the counties City National serves in Virginia along the I-81 corridor have increased 4.1% since 2010, which is more comparable to the national average increase of approximately 5.5%. The population in the counties that City National serves in Kentucky increased 4.0% since 2010 and in Lawrence County, Ohio, where City National's three bank branches are located, the population has decreased 2.5% since 2010.

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

Regulation and Supervision

Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal regulators. The following description briefly discusses certain provisions of federal and state laws and regulations to which the Company and City National are subject and the potential impact of such provisions.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund and are not intended to protect the Company’s security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statute and/or regulation.

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

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.  Depository institutions are typically examined for CRA compliance every three years, although the frequency is at the OCC's discretion. City National received a "satisfactory" rating on its most recent CRA examination in 2015.

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

On December 10, 2013 the Federal Reserve adopted the final rules implementing the Volcker Rule, which amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of the Company or City National.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET 1") capital ratio of 5.75% and a total capital to risk-adjusted assets ratio of 9.25%, with at least one-half of capital consisting of tangible common stockholders’ equity, and a minimum Tier 1 leverage ratio of 7.25%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET 1, total capital, Tier 1 capital, and leverage ratios of 5.75%, 9.25%, 7.25%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET 1, total capital, Tier 1 capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain (i) a minimum ratio of CET 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and

(iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to the previous minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (dollars in thousands):

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$430,154	15.1%	$163,441	5.750%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0%	162,164	5.750%	197,418	7.0%	183,316	6.5%
Tier 1 Capital
City Holding Company	446,154	15.7%	206,078	7.250%	241,609	8.5%	227,397	8.0%
City National Bank	338,105	12.0%	204,468	7.250%	239,721	8.5%	225,620	8.0%
Total Capital
City Holding Company	465,292	16.4%	262,927	9.250%	298,458	10.5%	284,246	10.0%
City National Bank	357,243	12.7%	260,873	9.250%	296,126	10.5%	282,025	10.0%
Tier 1 Leverage Ratio
City Holding Company	446,154	11.0%	161,834	4.000%	161,834	4.0%	202,293	5.0%
City National Bank	338,105	8.5%	159,625	4.000%	159,625	4.0%	199,531	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2016	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2%	141,860	5.125%	193,761	7.0%	179,921	6.5%
Tier 1 Capital
City Holding Company	387,677	13.9%	184,653	6.625%	236,913	8.5%	222,977	8.0%
City National Bank	318,872	11.5%	183,381	6.625%	235,281	8.5%	221,441	8.0%
Total Capital
City Holding Company	408,406	14.7%	240,397	8.625%	292,658	10.5%	278,722	10.0%
City National Bank	338,675	12.2%	238,741	8.625%	290,641	10.5%	276,801	10.0%
Tier 1 Leverage Ratio
City Holding Company	387,677	10.1%	153,864	4.000%	153,864	4.0%	192,330	5.0%
City National Bank	318,872	8.3%	153,088	4.000%	153,088	4.0%	191,359	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

Management believes that, as of December 31, 2017, City Holding and City National would meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

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

City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

At December 31, 2017, City National could pay dividends up to $75.0 million without prior regulatory permission.  No dividends were paid in 2017 that required regulatory approval. During 2017, the Company used cash obtained from these dividends primarily to: (1) pay common dividends to shareholders and (2) remit interest payments on the Company’s junior subordinated debentures. Management believes that the Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2018.

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

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve Board, it is difficult to predict the impact of possible future changes in interest rates, deposit levels, and loan demand, or their effect on the Company's business and earnings or on the financial condition of the Company's various customers.

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

FDIC insurance expense totaled $1.3 million, $1.6 million and $1.8 million in 2017, 2016, and 2015, respectively. FDIC insurance expense includes deposit assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds.

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

In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk–management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to banks and bank holding companies with total consolidated assets of $50 billion or more; however, it is unclear as to whether any such standards would be applied, and in what form, in the future to smaller banks and bank holding companies.

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

Executive Officers of the Registrant

At December 31, 2017, the executive officers of the Company were as follows:

Name	Age	Business Experience
Charles R. Hageboeck, Ph.D.	55
President and Chief Executive Officer, City Holding Company and City National Bank, Charleston, WV since February 1, 2005.  Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV from June 2001 – January 2005.

Craig G. Stilwell	62
Executive Vice President of Retail Banking, City Holding Company and City National Bank, Charleston, WV since February 2005.  Executive Vice President of Marketing & Human Resources, City Holding Company and City National Bank, Charleston, WV from May 2001 – February 2005.

John A. DeRito	67	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, Charleston, WV since June 2004.
David L. Bumgarner	52	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank, Charleston, WV since February 2005.
Jeffrey D. Legge	53	Senior Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, Charleston, WV since December 2005.

Employees

The Company had 839 full-time equivalent employees at December 31, 2017.

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

Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	27
	b.	Analysis of Net Interest Earnings	28
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	28

2.	Investment Portfolio
	a.	Book Value of Investments	34
	b.	Maturity Schedule of Investments	34
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	34

3.	Loan Portfolio
	a.	Types of Loans	36
	b.	Maturities and Sensitivity to Changes in Interest Rates	48
	c.	Risk Elements	48
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		38

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance And Average Rate Paid	27
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	43

6.	Return on Equity and Assets		22

7.	Short-term Borrowings		43

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

The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Virginia, Kentucky and southeastern Ohio. The volatility in oil and gas prices since 2014 has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company's exposure to coal industry specific loans as of December 31, 2017 is less than $10 million. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result the Company’s operating results and financial condition could be negatively impacted.

The Value of Real Estate Collateral May Fluctuate Significantly Resulting in an Under-Collateralized Loan Portfolio

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

The Company and City National are Extensively Regulated

The Company operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters including but not limited to (i) ownership and control of the Company's shares, (ii) acquisition of other companies and businesses, (iii) permissible activities to engage in, (iv) maintenance of adequate capital levels and (v) other operational aspects. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

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

Management evaluates the adequacy of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio; individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations; and regulatory guidance.  See the section captioned “Allowance and Provision for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

Customers May Default On the Repayment of Loans

City National’s customers may default on the repayment of loans, which may negatively impact the Company’s earnings due to loss of principal and interest income. Increased operating expenses may result from management's allocation time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.

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

The Company May Be Required To Write Down Goodwill And Other Intangible Assets, Causing Its Financial Condition And Results To Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2017, the Company’s goodwill and other identifiable intangible assets were approximately $79 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2017. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

A successful attack to our system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

City National owns the Company’s executive office, located at 25 Gatewater Road, Charleston, West Virginia. This facility houses the Company's executive and administrative personnel. City National owns sixty-five bank branch locations and leases twenty-one bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 27, 2018, there were 2,606 shareholders of record.

	Cash Dividends Per Share	Market Value
		Low	High
2017
Fourth Quarter	$0.46	$65.50	$73.98
Third Quarter	0.44	59.94	71.91
Second Quarter	0.44	61.34	72.78
First Quarter	0.44	60.86	67.93
2016
Fourth Quarter	$0.43	$48.49	$68.29
Third Quarter	0.43	44.53	50.60
Second Quarter	0.43	43.06	50.14
First Quarter	0.43	40.82	47.78

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Seventeen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company.

At-The-Market Common Stock Offering

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. Through the year ended December 31, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees.  The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2017, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Thirteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	87,605	$47.15	559,815
Plans not approved by shareholders	—	—	—
Total	87,605	$47.15	559,815

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2017, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group ("Peer Group"). The Peer Group consists of twenty-three banking institutions that (i) are over $2 billion but less than $9.5 billion in assets, (ii) have a return on average assets and a return on average equity performance ratios greater than 0%, (iii) derive at least fifteen percent of their total revenues from non-interest income, (iv) have a loan portfolio comprised of less than eighty-five percent commercial loans, (v) have more than thirty branches, and (vi) are headquartered in Delaware, Illinois, Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and New York (excluding New York City), excluding: companies in top 5 metro areas (MSAs), thrifts and thinly traded companies. The trading symbols for such financial institutions include: AROW, BUSE, CTBI, FBK, FBNC, FCBC, FCF, FISI, FMBH, FRME, GABC, PEBO, PRK, RBCAA, SASR, SRCE, STBA, SYBT, THFF, TMP, UCFC, UVSP and WSFS.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2012	2013	2014	2015	2016	2017
City Holding Company	$100.00	$137.91	$143.58	$145.85	$224.10	$229.56
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Peer Group	$100.00	$136.43	$145.94	$156.66	$236.53	$240.82

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Table One
Five-Year Financial Summary
(in thousands, except per share data)

	2017	2016	2015(2)	2014	2013(1)
Summary of Operations
Total interest income	$142,930	$132,152	$127,074	$129,566	$138,539
Total interest expense	16,805	13,207	11,830	11,960	13,301
Net interest income	126,125	118,945	115,244	117,606	125,238
Provision for loan losses	3,006	4,395	6,988	4,054	6,848
Total non-interest income	63,607	58,825	67,206	58,722	58,006
Total non-interest expenses	95,981	96,164	92,951	95,041	102,906
Income before income taxes	90,745	77,211	82,511	77,233	73,490
Income tax expense	36,435	25,083	28,414	24,271	25,275
Net income available to common shareholders	54,310	52,128	54,097	52,962	48,215

Per Share Data
Net income basic	$3.49	$3.46	$3.54	$3.40	$3.07
Net income diluted	3.48	3.45	3.53	3.38	3.04
Cash dividends declared	1.78	1.72	1.68	1.60	1.48
Book value per share	32.17	29.25	27.62	25.79	24.61

Selected Average Balances
Total loans	$3,082,448	$2,920,837	$2,691,304	$2,593,597	$2,523,755
Securities	582,124	495,206	383,685	365,904	360,860
Interest-earning assets	3,691,714	3,426,158	3,084,722	2,968,706	2,905,783
Deposits	3,298,385	3,166,817	2,947,543	2,824,985	2,821,573
Long-term debt	16,495	16,495	16,495	16,495	16,495
Total shareholders’ equity	492,668	431,031	415,051	395,940	373,102
Total assets	4,079,674	3,835,081	3,564,730	3,404,818	3,378,351

Selected Year-End Balances
Net loans	$3,108,574	$3,026,496	$2,843,283	$2,631,916	$2,585,622
Securities	628,985	539,604	471,318	354,686	370,120
Interest-earning assets	3,784,453	3,611,706	3,345,136	3,016,477	2,986,194
Deposits	3,315,634	3,231,653	3,083,975	2,872,787	2,785,133
Long-term debt	16,495	16,495	16,495	16,495	16,495
Total shareholders’ equity	502,507	442,438	419,272	390,853	387,623
Total assets	4,132,281	3,984,403	3,714,059	3,461,633	3,368,238

Performance Ratios
Return on average assets	1.33%	1.36%	1.52%	1.56%	1.43%
Return on average equity	11.0	12.1	13.0	13.4	12.9
Return on average tangible common equity	13.1	14.8	15.8	16.5	16.2
Net interest margin	3.46	3.50	3.76	3.98	4.33
Efficiency ratio	51.5	54.8	53.7	53.7	55.8
Dividend payout ratio	51.0	49.7	47.5	47.1	48.2

Asset Quality
Net charge-offs to average loans	0.13%	0.13%	0.29%	0.18%	0.20%
Provision for loan losses to average loans	0.10	0.15	0.26	0.16	0.27
Allowance for loan losses to nonperforming loans	178.39	140.10	110.37	127.62	90.25
Allowance for loan losses to total loans	0.60	0.65	0.67	0.76	0.79

Consolidated Capital Ratios
CET 1 Capital	15.1%	13.3%	13.7%	*	*
Tier 1 Capital	15.7	13.9	14.3	13.4	13.0
Total Capital	16.3	14.7	15.1	14.2	13.8
Tier 1 Leverage	11.0	10.2	10.2	9.9	9.8
Average equity to average assets	12.1	11.2	11.6	11.6	11.0
Tangible equity to tangible assets (end of period)	10.5	9.3	9.3	9.3	9.5

Full-time equivalent employees	839	847	853	889	923

*Basel III CET 1 ratio requirements were effective beginning January 1, 2015 and were not required for prior periods.

(1) - In January 2013, the Company acquired Community Financial Corporation and its wholly owned subsidiary, Community Bank.
(2) - In January 2015, the Company sold its insurance operations, CityInsurance. In November 2015, the Company acquired three branches in Lexington, Kentucky from American Founder's Bank.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

CITY HOLDING COMPANY

City Holding Company (the “Company”), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 86 bank branches in West Virginia (57), Virginia (14), Kentucky (12) and Ohio (3). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Lexington (KY). In the Company's key markets, the Company's primary subsidiary, City National, generally ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

In January 2015, the Company sold its insurance operations, CityInsurance, to The Hilb Group effective January 1, 2015. As a result of this sale, the Company recognized a one-time after tax gain of $5.8 million in the first quarter of 2015.

On November 6, 2015, the Company purchased three branch locations from American Founders Bank, Inc. (“AFB”) located in Lexington, Kentucky. The Company acquired approximately $119 million in performing loans and assumed deposit liabilities of approximately $145 million. The Company paid AFB a deposit premium of 5.5% on non-time deposits and 1.0% on premium loan balances acquired.

CRITICAL ACCOUNTING POLICIES

The accounting policies of the Company conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for loan losses and (ii) income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

The Allowance and Provision for Loan Losses section of this Annual Report on Form 10-K provides management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the appropriateness of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the overall credit risk of the loan portfolio. Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss rates are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2014 through 2016.

FINANCIAL SUMMARY

The Company’s financial performance over the previous three years is summarized in the following table:

	2017	2016	2015

Net income available to common shareholders (in thousands)	$54,310	$52,128	$54,097
Earnings per common share, basic	$3.49	$3.46	$3.54
Earnings per common share, diluted	$3.48	$3.45	$3.53
ROA*	1.33%	1.36%	1.52%
ROE*	11.0%	12.1%	13.0%
ROATCE*	13.1%	14.8%	15.8%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

            The Company’s tax equivalent net interest income increased $7.8 million, or 6.5%, from $119.8 million in 2016 to $127.6 million in 2017 (see Net Interest Income).  The Company’s provision for loan losses decreased $1.4 million from $4.4 million in 2016 to $3.0 million in 2017 (see Allowance and Provision for Loan Losses). Non-interest income increased $4.8 million and non-interest expense decreased $0.2 million (see Non-Interest Income and Expense). As a result of a reduction in the corporate income tax rate effective January 1, 2018, the Company reassessed its deferred tax assets and liabilities, which resulted in additional deferred income taxes of $7.1 million (see Income Taxes). As a result, the Company's net income increased $2.2 million from $52.1 million in 2016 to $54.3 million in 2017 and the Company achieved a return on assets of 1.33%, a return on tangible equity of 13.1% and an efficiency ratio of 51.5%.

BALANCE SHEET ANALYSIS

Selected balance sheet fluctuations are summarized in the following table (in millions):

	December 31,
	2017	2016	$ Change	% Change

Investment securities	$629.0	$539.6	$89.4	16.6%
Gross loans	3,127.4	3,046.2	81.2	2.7
Deferred tax assets, net	11,913	28,043	(16.1)	(57.4)

Total deposits	3,315.6	3,231.7	83.9	2.6
Shareholders' equity	502.5	442.4	60.1	13.6

Investment securities increased $89 million, or 16.6%, from $540 million at December 31, 2016, to $629 million at December 31, 2017. During 2017, in conjunction with its interest rate risk management strategy, the Company elected to grow investment balances and maintain cash balances to enhance net interest income.

Gross loans increased $81 million, or 2.7%, from $3.05 billion at December 31, 2016 to $3.13 billion at December 31, 2017. Commercial loans increased $70.9 million (5.0%) and residential real estate loans increased $16.8 million (1.2%) from December 31, 2016 to December 31, 2017.

Deferred tax assets decreased $16 million, or (57.4)%, from $28 million at December 31, 2016 to $12 million at December 31, 2017. This is primarily due to the remeasurement of the Company's net deferred tax assets associated with the enactment of the Tax Cuts and Jobs Act ("TCJA"). This remeasurement decreased the Company's net deferred tax assets by $7.1 million. In addition, the deferred tax asset associated with other-than-temporarily impaired investment securities decreased by $3.4 million due to the sales of those securities during the year (see Income taxes).

Total deposits increased $84 million, or 2.6%, from $3.23 billion at December 31, 2016 to $3.32 billion at December 31, 2017. The increase is due to growth in interest bearing demand deposits of $73.4 million and growth in time deposits of $42.1 million. These increases were partially offset by decreases in savings deposit accounts ($25.8 million) and noninterest-bearing deposits ($5.6 million).

Shareholders' equity increased $60.1 million from December 31, 2016 to December 31, 2017 (see Capital Resources).

TABLE TWO
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2017			2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,598,579	$63,649	3.98%	$1,565,079	$60,736	3.88%	$1,474,631	$57,692	3.91%
Commercial, financial, and agriculture(3),(4)	1,450,144	58,243	4.02	1,318,094	52,812	4.01	1,175,707	52,177	4.44
Installment loans to individuals(3),(5)	33,725	2,514	7.45	37,664	2,917	7.75	40,966	3,442	8.40
Previously securitized loans(6)	—	1,346	—	—	1,673	—	—	1,796	—
Total loans	3,082,448	125,752	4.08	2,920,837	118,138	4.04	2,691,304	115,107	4.28
Securities:
Taxable	492,783	14,387	2.92	444,110	12,392	2.79	352,296	10,830	3.07
Tax-exempt(7)	89,341	4,163	4.66	51,096	2,494	4.88	31,389	1,749	5.57
Total securities	582,124	18,550	3.19	495,206	14,886	3.01	383,685	12,579	3.28
Deposits in depository institutions	27,142	85	0.31	10,115	—	—	9,733	—	—
Total interest-earning assets	3,691,714	144,387	3.91	3,426,158	133,024	3.88	3,084,722	127,686	4.14
Cash and due from banks	85,473			95,295			180,965
Bank premises and equipment	73,540			76,056			76,136
Other assets	249,193			257,525			243,902
Less: allowance for loan losses	(20,246)			(19,953)			(20,995)
Total assets	$4,079,674			$3,835,081			$3,564,730

Liabilities
Interest-bearing demand deposits	$705,412	643	0.09%	$685,399	615	0.09%	$644,961	505	0.08%
Savings deposits	832,512	1,311	0.16	772,296	975	0.13	706,926	712	0.10
Time deposits(3)	1,067,181	12,872	1.21	1,029,172	10,462	1.02	1,005,232	9,669	0.96
Short-term borrowings	230,529	1,214	0.53	176,065	472	0.27	145,199	327	0.23
Long-term debt	16,495	765	4.64	16,495	683	4.14	16,495	617	3.74
Total interest-bearing liabilities	2,852,129	16,805	0.59	2,679,427	13,207	0.49	2,518,813	11,830	0.47
Noninterest-bearing demand deposits	693,280			679,950			590,424
Other liabilities	41,597			44,673			40,442
Total shareholders’ equity	492,668			431,031			415,051
Total liabilities and shareholders’ equity	$4,079,674			$3,835,081			$3,564,730
Net interest income		$127,582			$119,817			$115,856
Net yield on earning assets			3.46%			3.50%			3.76%

1.	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
2.Includes the Company's residential real estate and home equity loan categories.

3.	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's recent acquisitions:

	2017	2016	2015
Residential real estate	$530	$698	$893
Commercial, financial, and agriculture	1,345	1,505	4,830
Installment loans to individuals	44	112	275
Time deposits	16	592	687
Total	$1,935	$2,907	$6,685

4.Includes the Company’s commercial and industrial and commercial real estate loan categories.
5.Includes the Company’s consumer and DDA overdrafts loan categories.
6.Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
7.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 35%.

NET INTEREST INCOME

2017 vs. 2016

The Company's net interest income increased from $118.9 million for the year ended December 31, 2016 to $126.1 million for the year ended December 31, 2017. The Company’s tax equivalent net interest income increased $7.8 million, or 6.5%, from $119.8 million in 2016 to $127.6 million in 2017. This increase was due primarily to higher average balances on commercial loans ($132.0 million) which increased interest income by $5.1 million, and residential real estate loans ($33.5 million) which increased interest income by $1.3 million as compared to the year ended December 31, 2016. Increased interest yields on residential real estate loans also increased net interest income by $1.8 million compared to the year ended December 31, 2016. In addition, higher average investment balances ($86.9 million) increased investment income by $3.2 million. These increases were partially offset by increased interest expense on interest bearing deposits ($3.0 million), primarily due to an increase in the cost of funds, and lower accretion from fair value adjustments on recent acquisitions ($1.0 million). The Company’s reported net interest margin decreased from 3.50% for the year ended December 31, 2016 to 3.46% for the year ended December 31, 2017. Excluding the favorable impact of the accretion from fair value adjustments, the net interest margin would have been 3.40% for the year ended December 31, 2017 and 3.41% for the year ended December 31, 2016.

Average interest-earning assets increased $266 million from 2016 to 2017, due to increases in commercial, financial, and agriculture loans ($132 million), investment securities ($87 million) and residential real estate loans ($34 million).   Average interest-bearing liabilities increased $173 million from 2016 due to increases in savings deposits ($60 million), short-term borrowings ($54 million), time deposits ($38 million) and interest-bearing demand deposits ($20 million).

2016 vs. 2015

The Company's net interest income increased from $115.2 million for the year ended December 31, 2015 to $118.9 million for the year ended December 31, 2016. The Company’s tax equivalent net interest income increased $4.0 million, or 3.4%, from $115.9 million in 2015 to $119.8 million in 2016. This increase was due primarily to an increase in average loan balances from organic growth ($127 million) and from loans associated with the acquisition of three branches in the Lexington, Kentucky market in November 2015 (approximately $102 million in loans) contributing additional net interest income of $9.0 million in 2016. In addition, higher average investment balances ($111.5 million) increased net interest income by $3.9 million. During 2016, in conjunction with its interest rate risk management strategy, the Company elected to grow investment balances and reduce cash balances to enhance net interest income. As part of this strategy, the Company purchased tax-exempt municipal securities to improve its earnings by lowering its effective income tax rate. As a result of this strategy, the Company's overnight borrowings increased during 2016 . These increases in net interest income were partially offset by lower accretion from fair value adjustments on recent acquisitions that decreased net interest income $3.8 million ($6.7 million in 2015 compared to $2.9 million in 2016) and margin compression, which lowered net interest income $3.9 million. The Company’s reported net interest margin decreased from 3.76% for the year ended December 31, 2015 to 3.50% for the year ended December 31, 2016. Excluding the favorable impact of the accretion from fair value adjustments on recent acquisitions, the net interest margin would have been 3.41% for the year ended December 31, 2016 and 3.54% for the year ended December 31, 2015. This decrease was primarily caused by loan yields (excluding accretion) compressing from 4.05% for the year ended December 31, 2015 to 3.96% for the year ended December 31, 2016 and by the yield on investment securities decreasing from 3.28% to 3.01% for the same period.

Average interest-earning assets increased $341 million from 2015 to 2016, due to increases in commercial, financial, and agriculture loans ($142 million), investment securities ($112 million) and residential real estate loans ($90 million). Average interest-bearing liabilities increased $161 million from 2015 due to increases in savings deposits ($65 million), interest-bearing demand deposits ($40 million), short-term borrowings ($31 million) and time deposits ($24 million).

TABLE THREE
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2017 vs. 2016 Increase (Decrease) Due to Change In:			2016 vs. 2015 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,300	$1,613	$2,913	$3,539	$(495)	$3,044
Commercial, financial, and agriculture	5,291	140	5,431	6,319	(5,684)	635
Installment loans to individuals	(305)	(98)	(403)	(277)	(248)	(525)
Previously securitized loans	—	(327)	(327)	—	(123)	(123)
Total loans	6,286	1,328	7,614	9,581	(6,550)	3,031
Securities:
Taxable	1,358	637	1,995	2,822	(1,260)	1,562
Tax-exempt(1)	1,867	(198)	1,669	1,098	(353)	745
Total securities	3,225	439	3,664	3,920	(1,613)	2,307
Deposits in depository institutions	$—	$85	$85	$—	$—	$—
Total interest-earning assets	$9,511	$1,852	$11,363	$13,501	$(8,163)	$5,338

Interest-bearing liabilities:
Interest-bearing demand deposits	$18	$10	$28	$32	$78	$110
Savings deposits	76	260	336	66	197	263
Time deposits	386	2,024	2,410	230	563	793
Short-term borrowings	146	596	742	70	75	145
Long-term debt	—	82	82	—	66	66
Total interest-bearing liabilities	$626	$2,972	$3,598	$398	$979	$1,377
Net Interest Income	$8,885	$(1,120)	$7,765	$13,103	$(9,142)	$3,961

1.	Fully federal taxable equivalent using a tax rate of approximately 35%.

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

TABLE FOUR
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2017	2016	2015

Net interest income ("GAAP")	$126,125	$118,945	$115,244
Taxable equivalent adjustment	1,457	872	612
Net interest income, fully taxable equivalent	$127,582	$119,817	$115,856

Average interest earning assets	$3,691,714	$3,426,158	$3,084,722
Net interest margin	3.46%	3.50%	3.76%

Net interest income ("GAAP")	$126,125	$118,945	$115,244
Taxable equivalent adjustment	1,457	872	612
Accretion related to fair value adjustments	(1,935)	(2,907)	(6,685)
Net interest income, fully taxable equivalent, excluding accretion	$125,647	$116,910	$109,171

Net interest margin (excluding accretion)	3.40%	3.41%	3.54%

Income Tax Expense ("GAAP")	$36,435	$25,083	$28,414
FIN 48	331	554	592
Impact of effective tax rate decrease on deferred taxes	(7,069)	—	—
Sale of insurance operations	$—	$—	$(1,282)
Income tax expense, excluding the impact of FIN 48, effective tax rate decrease on deferred taxes, and sale of insurance operations	$29,697	$25,637	$27,724

Effective tax rate ("GAAP")	40.2%	32.5%	33.6%
Effective tax rate, excluding FIN 48, effective tax rate decrease, and sale of insurance operations	32.7%	33.2%	34.4%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2017 vs. 2016

Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Net investment security gains	$4.5	$3.5	$1.0	27.4%
Non-interest income, excluding net investment securities gains	59.1	55.3	3.8	6.9
Non-interest expense	96.0	96.2	(0.2)	(0.2)

During the years ended December 31, 2017 and 2016, the Company realized investment gains of $4.5 million and $3.5 million, respectively, from the sale of pools of trust preferred securities, which represented a partial recovery of impairment charges previously recognized.

Exclusive of these gains, non-interest income increased $3.8 million to $59.1 million for the year ended December 31, 2017 as compared to $55.3 million for the year ended December 31, 2016. This is primarily due to increases in service charges of $1.9 million, or 7.0%, bank owned life insurance of $0.9 million, or 26.6% (primarily due to death benefit proceeds), trust revenues of $0.7 million, or 12.5%, and bankcard revenue of $0.6 million, or 3.7%.

Non-interest expenses decreased $0.2 million from $96.2 million for the year ended December 31, 2016 to $96.0 million for the year ended December 31, 2017. This is primarily due to decreases in occupancy related expenses of $0.6 million, or 5.6%, bankcard expenses of $0.5 million, or 12.0%, and FDIC insurance of $0.3 million, or 16.9%. These decreases were partially offset by increases in equipment and software related expenses of $0.5 million, or 7.2%, advertising of $0.3 million, or 11.8%, salaries and employee benefits of $0.2 million, or 0.3%, telecommunciation expenses of $0.2 million, or 9.7%, and repossessed asset losses, net of expenses, of $0.2 million or 17.4%.

2016 vs. 2015

Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2016	2015	$ Change	% Change
Net investment security gains	$3.5	$2.1	$1.4	66.7%
Gain on sale of insurance division	—	11.1	(11.1)	(100.0)
Non-interest income, excluding net investment securities gains and gain on sale of insurance division	55.3	54.0	1.3	2.4
Non-interest expense	96.2	93.0	3.2	3.4

During the years ended December 31, 2016 and 2015, the Company realized investment gains of $3.5 million and $2.1 million, respectively, from the call or sale of trust preferred securities, which represented a partial recovery of impairment charges previously recognized.
During the year ended December 31, 2015, the Company sold its insurance operations, CityInsurance, which resulted in the recognition of a pre-tax gain of $11.1 million.
Exclusive of these gains, non-interest income increased $1.3 million to $55.3 million for the year ended December 31, 2016 as compared to $54.0 million for the year ended December 31, 2015. This is primarily due to increases in bankcard revenue of $0.6 million, or 3.9%, trust revenues of $0.4 million, or 8.8%, and service charges of $0.4 million, or 1.5%.

Non-interest expenses increased $3.2 million from the year ended December 31, 2015 to the year ended December 31, 2016. During 2015, the Company recognized $0.6 million of acquisition and integration expenses associated with the acquisition of three branches in Lexington, Kentucky. Excluding acquisition related expenses, non-interest expenses increased $3.8 million from $92.4 million for the year ended December 31, 2015 to $96.2 million for the year ended December 31, 2016. This increase was largely due to an increase in salaries and employee benefits ($2.1 million) due to salary adjustments and increased health insurance costs. In addition, non-interest expenses increased $1.7 million due to the annual operating costs of the three branches acquired in November 2015 and from an increase of $0.5 million in bankcard expenses due to increased transaction volumes.

INCOME TAXES

The Company recorded income tax expense of $36.4 million, $25.1 million and $28.4 million in 2017, 2016 and 2015, respectively. The Company’s effective tax rates for 2017, 2016 and 2015 were 40.2%, 32.5% and 34.4%, respectively. A reconciliation of the effective tax rate to the statutory rate is included in Note Twelve of the Notes to Consolidated Financial Statements. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. This change required management to remeasure its deferred tax assets and liabilities at the new income tax rate. The provisional amount recorded as a result of the remeasurement was $7.1 million. Management continues to evaluate the TCJA and refine calculations which could potentially impact the measurement of these balances. In addition, during the years ended December 31, 2017, 2016 and 2015, the Company reduced income tax expense by $0.3 million, $0.5 million and $0.6 million, respectively due to the recognition of previously unrecognized tax positions resulting from the close of the statute of limitations for previous tax years. Also, as a result of differences between the book and tax basis of the assets that were sold in conjunction with the sale of CityInsurance, the Company’s income tax expense increased by $1.1 million during the year ended December 31, 2015. Exclusive of these items, the Company’s tax rate from operations was 32.7%, 33.2% and 33.6% for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets decreased from $28.0 million at December 31, 2016 to $11.9 million at December 31, 2017. The decrease is primarily driven by the income tax rate decrease as a result of the enactment of the TCJA. The components of the Company’s net deferred tax assets are disclosed in Note Twelve of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset and/or liability associated with unrealized securities losses is the tax impact of the unrealized gains and/or losses on the Company’s available-for-sale security portfolio.  At December 31, 2017 and 2016, the Company had a deferred tax asset of $0.2 million and $1.3 million, respectively, associated with unrealized securities losses. The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive Income (Loss).  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from either the sales or maturities of the related securities. At December 31, 2017 and 2016, the Company had a deferred tax asset of $0.4 million and $3.8 million, respectively, associated with other-than-temporarily impaired securities. The decrease of $3.4 million is primarily due to sales of other-than-temporarily impaired securities.  The deferred tax asset associated with the allowance for loan losses decreased from $7.3 million at December 31, 2016 to $4.4 million at December 31, 2017. The decrease of $2.9 million is primarily due to the income tax rate decrease associated with the TCJA. The deferred tax asset associated with the allowance for loan losses is expected to be realized as additional loan charge-offs, which have already been provided for within the Company’s financial statements, are recognized for tax purposes.  The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no valuation allowance was necessary as of December 31, 2017 or 2016.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2017, City National could pay dividends up to $75.0 million without prior regulatory permission.

During 2017, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders, (2) remit interest payments on the Company’s junior subordinated debentures and (3) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is reflected in Note Nineteen of the Notes to Consolidated Financial Statements.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an “at-the-market” equity offering program. Through the year ended December 31, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.8 million on the junior subordinated debentures held by City Holding Capital Trust III. Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $28.6 million on an annualized basis for 2018 based on common shareholders of record at December 31, 2017 at a dividend rate of $1.84 for 2018.  However, interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of December 31, 2017, the Parent Company reported a cash balance of $59.0 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2018 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of December 31, 2017, City National’s assets are significantly funded by deposits and capital. City National maintains borrowing facilities with the FHLB and other financial institutions that can be accessed as necessary to fund operations and to provide contingency funding mechanisms. As of December 31, 2017, City National had the capacity to borrow an additional $1.6 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $77.8 million of cash from operating activities during 2017, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $629.0 million at December 31, 2017, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $268.7 million.

The Company’s net loan to asset ratio is 75.2% as of December 31, 2017 and deposit balances fund 80.2% of total assets as compared to 69.9% for its peers (Bank Holding Company Peer Group with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 54.0% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 2.8% of total assets compared to its peers, which fund 13.1% of total assets with such deposits.

INVESTMENTS

The Company’s investment portfolio increased $89 million, or 16.5%, from $540 million at December 31, 2016, to $629 million at December 31, 2017. During 2017, in conjunction with its interest rate risk management strategy, the Company elected to grow investment balances (primarily mortgage-backed and municipal securities) and maintain cash balances to enhance net interest income. As part of this strategy, the Company increased its tax-exempt municipal securities to improve its earnings by lowering its effective income tax rate.

The investment portfolio is structured to provide flexibility in managing liquidity needs and interest rate risk, while providing acceptable rates of return.

The majority of the Company’s investment securities continue to be mortgage-backed securities. The mortgage-backed securities in which the Company has invested are predominantly underwritten to the standards of, and guaranteed by government-sponsored agencies such as Fannie Mae ("FNMA") and Freddie Mac ("FHLMC").

The Company's municipal bond portfolio of $96.2 million as of December 31, 2017 has an average tax equivalent yield of 4.43% with an average maturity of 12.2 years. The average dollar amount invested in each security is $0.5 million. The portfolio has 66% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support was been purchased by the issuer for 35% of the portfolio, while 65% has no additional credit support. Management does underwrite 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 71% of the portfolio, while the remaining 29% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 70% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Ohio, Indiana, and various other states.

TABLE FIVE
INVESTMENT PORTFOLIO

The carrying value of the Company's securities are presented in the following table (in thousands):

	Carrying Values as of December 31,
	2017	2016	2015
Securities available-for-sale:
Obligations of states and political subdivisions	$96,196	$82,368	$50,697
U.S. Treasuries and U.S. government agencies	2	3	5
Mortgage-backed securities:
U.S. government agencies	419,347	330,814	288,197
Private label	652	942	1,231
Trust preferred securities	4,736	6,662	5,858
Corporate securities	22,268	23,574	18,693
Total Debt Securities available-for-sale	543,201	444,363	364,681
Marketable equity securities	5,699	4,231	3,273
Investment funds	1,489	1,489	1,512
Total Securities Available-for-Sale	550,389	450,083	369,466
Securities held-to-maturity:
Mortgage backed securities	60,449	71,169	84,937
Trust preferred securities	4,000	4,000	4,000
Total Securities Held-to-Maturity	64,449	75,169	88,937
Other investment securities:
Non-marketable equity securities	14,147	14,352	12,915
Total Other Investment Securities	14,147	14,352	12,915

Total Securities	$628,985	$539,604	$471,318

Included in non-marketable equity securities in the table above at December 31, 2017 are $5.9 million of Federal Home Loan Bank stock and $8.2 million of Federal Reserve Bank stock. At December 31, 2017, there were no securities of any non-governmental issuers whose aggregate carrying or estimated fair value exceeded 10% of shareholders’ equity.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$2,601	3.20%	$10,915	3.32%	$14,551	3.02%	$68,129	3.17%
U.S. Treasuries and U.S. government agencies	—	—	2	1.97	—	—	—	—
Mortgage-backed securities:
U.S. government agencies	374	1.18	2,588	2.19	44,347	2.32	372,038	2.61
Private label	31	3.65	—	—	—	—	621	3.91
Trust preferred securities	—	—	—	—	—	—	4,736	3.16
Corporate securities	—	—	2,350	4.98	16,551	5.04	3,367	5.36
Total Debt Securities available-for-sale	3,006	2.95	15,855	3.38	75,449	3.05	448,891	2.73
Securities held-to-maturity:
U.S. government agencies	—	—	—	—	—	—	60,449	7.01
Trust preferred securities	—	—	—	—	—	—	4,000	9.30
Total Securities Held-to-Maturity	—	—	—	—	—	—	64,449	7.15

Total debt securities	$3,006	2.95%	$15,855	3.38%	$75,449	3.05%	$513,340	3.28%

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 35%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE SIX
LOAN PORTFOLIO

The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2017	2016	2015	2014	2013

Residential real estate	$1,468,278	$1,451,462	$1,383,133	$1,294,576	$1,204,450
Home equity	139,499	141,965	147,036	145,604	146,090
Commercial and industrial	208,484	185,667	165,340	140,548	156,777
Commercial real estate	1,277,576	1,229,516	1,127,581	1,028,755	1,048,573
Consumer	29,162	32,545	36,083	39,705	46,402
DDA overdrafts	4,411	5,071	3,361	2,802	3,905
Gross loans	$3,127,410	$3,046,226	$2,862,534	$2,651,990	$2,606,197

$ change from the preceding year	$81,184	$183,692	$210,544	$45,793	$459,828
% change from the preceding year	2.7%	6.4%	7.9%	1.8%	21.4%

Residential real estate loans increased $17 million from December 31, 2016 to $1.47 billion at December 31, 2017. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property.  Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet once sold and City National does not retain the servicing rights to these loans.  Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities. At December 31, 2017, $25 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2 million from December 31, 2016 to $139 million at December 31, 2017. City National's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien.  These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential real estate loans.  The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $23 million to $208.5 million at December 31, 2017.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $48 million to $1.28 billion at December 31, 2017.  At December 31, 2017, $29 million of the commercial real estate loans were for commercial properties under construction.

The Company categorizes commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally designated percents of risk-based capital. As of December 31, 2017, City National was within its internally designated concentration limits. As of December 31, 2017, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (13%). No other industry classification exceeded 10% of total loans as of December 31, 2017. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2017, the Company had $967.5 million of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. City National monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $3 million from 2016 to $29.2 million at December 31, 2017.

The following table shows the scheduled maturity of loans outstanding as of December 31, 2017 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years	Total

Residential real estate	$136,998	$497,978	$833,302	$1,468,278
Home equity	17,968	48,066	73,465	139,499
Commercial and industrial	71,514	108,163	28,807	208,484
Commercial real estate	303,820	572,489	401,267	1,277,576
Consumer	15,805	16,981	787	33,573
Total loans	$546,105	$1,243,677	$1,337,628	$3,127,410

Loans maturing after one year with interest rates that are:
Fixed until maturity	$338,163
Variable or adjustable	2,243,142
Total	$2,581,305

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

The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the overall credit risk of the loan portfolio.  Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss rates are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

As a result of the Company’s analysis of the appropriateness of the ALLL, the Company recorded a provision for loan losses of $3.0 million, $4.4 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The provision for loan losses recorded in 2017 reflects the revisions to the regulatory rating of a shared national credit ("SNC") in which the Company is a participant, changes in the quality of the portfolio and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. SNCs are credit facilities greater than $20 million that are shared by three or more federally supervised financial institutions and are reviewed annually by regulatory authorities at the agent bank level. The SNC that the Company is a participant is for a local customer that outgrew the lending limit of the Company and involves three local banks. The reserve recorded in 2017 of $1.1 million related to this SNC reflects the loss factors associated with the rating assigned to this SNC as a result of the current year review by the Office of the Comptroller of the Currency ("OCC"). The Company's balance outstanding at December 31, 2017 associated with this SNIC was $27.7 million, with an additional commitment of $6.2 million related to a line of credit to the borrower. As of December 31, 2017, the SNC was performing in accordance with terms and its debt service coverage ratios were acceptable. Changes in the amount of the allowance and related provision are based on the Company's detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company's loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $3.9 million in each of the years ended December 31, 2017 and 2016.  Net charge-offs in 2017 consisted primarily of net charge-offs on residential real estate loans of $1.3 million, DDA overdraft loans of $1.3 million, and commercial real estate loans of $0.6 million.

Based on the Company’s analysis of the appropriateness of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of December 31, 2017 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SEVEN
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	2017	2016	2015	2014	2013

Balance at beginning of period	$19,730	$19,251	$20,074	$20,575	$18,809

Charge-offs:
Commercial and industrial	(400)	(148)	(5,768)	(323)	(1,040)
Commercial real estate	(720)	(1,676)	(580)	(2,001)	(2,187)
Residential real estate	(1,637)	(1,734)	(1,144)	(1,762)	(2,181)
Home equity	(403)	(390)	(312)	(309)	(295)
Consumer	(60)	(126)	(210)	(188)	(454)
DDA overdrafts	(2,714)	(1,412)	(1,414)	(1,415)	(1,483)
Total charge-offs	(5,934)	(5,486)	(9,428)	(5,998)	(7,640)

Recoveries:
Commercial and industrial	58	14	74	89	84
Commercial real estate	112	487	366	113	785
Residential real estate	294	187	199	187	234
Home equity	45	—	—	—	—
Consumer	63	118	186	204	327
DDA overdrafts	1,462	764	792	850	1,128
Total recoveries	2,034	1,570	1,617	1,443	2,558
Net charge-offs	(3,900)	(3,916)	(7,811)	(4,555)	(5,082)
Provision for loan losses	2,845	4,232	6,435	3,771	6,251
Provision for acquired loans	161	163	553	283	597
Balance at end of period	$18,836	$19,730	$19,251	$20,074	$20,575

As a Percent of Average Total Loans:
Net charge-offs	0.13%	0.13%	0.29%	0.18%	0.20%
Provision for loan losses	0.10%	0.15%	0.26%	0.16%	0.27%
As a Percent of Non-Performing Loans:
Allowance for loan losses	178.39%	140.10%	110.37%	127.62%	90.25%

TABLE EIGHT
NON-ACCRUAL AND PAST-DUE LOANS

The Company's nonperforming assets and past-due loans were as follows (dollars in thousands):

	2017	2016	2015	2014	2013
Non-accrual loans	$10,297	$13,701	$16,948	$15,306	$22,361
Accruing loans past due 90 days or more	262	382	495	423	436
Total non-performing loans	$10,559	$14,083	$17,443	$15,729	$22,797
Other real estate owned ("OREO")	3,585	4,588	6,519	8,180	8,470
Total non-performing assets	$14,144	$18,671	$23,962	$23,909	$31,267

As a Percentage of Total Loans and OREO
Non-performing assets	0.45%	0.61%	0.84%	0.90%	1.20%

	2017	2016	2015	2014	2013
Past-due loans	$10,964	$8,594	$9,164	$10,666	$19,492

As a Percentage of Total Loans
Past-due loans	0.35%	0.28%	0.32%	0.40%	0.75%

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 0.61% at December 31, 2016 to 0.45% at December 31, 2017.  Total past due loans increased from $8.6 million, or 0.28% of total loans outstanding, at December 31, 2016 to $11.0 million, or 0.35% of total loans outstanding, at December 31, 2017.

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

TABLE NINE
IMPAIRED LOANS

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	2017	2016	2015	2014	2013
Impaired loans with a valuation allowance	$5,782	$2,832	$—	$1,392	$3,416
Impaired loans with no valuation allowance	3,885	4,749	8,482	5,377	9,178
Total impaired loans	$9,667	$7,581	$8,482	$6,769	$12,594

Allowance for loan losses allocated to impaired loans	$647	$665	$—	$252	$880

Interest income forgone on non-accrual and impaired loans	$200	$400	$800	$500	$600

Impaired loans with a valuation allowance at the end of 2017 and 2016 were comprised of one commercial borrowing relationship that was evaluated during that year and determined that an allowance was necessary, as the present value of expected cash flows was less than the outstanding amount of the loan.

There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at December 31, 2017 and 2016.

TABLE TEN
RESTRUCTURED LOANS

The following table sets forth the Company’s troubled debt restructurings ("TDRs") (in thousands):

	2017	2016	2015	2014	2013
Accruing
Commercial and industrial	$135	$42	$58	$73	$88
Commercial real estate	8,381	5,525	1,746	2,263	1,783
Residential real estate	21,005	20,424	17,796	17,946	18,651
Home equity	3,047	3,105	2,659	2,673	2,859
Consumer	—	—	—	—	—
	$32,568	$29,096	$22,259	$22,955	$23,381

Non-Accruing
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential real estate	84	391	191	545	1,693
Home equity	50	30	34	15	14
Consumer	—	—	—	—	—
	$134	$421	$225	$560	$1,707

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 74% of the Company's total TDRs as of December 31, 2017. The average age of these TDRs was 12.1 years; the average current balance as a percentage of the original balance was 68.2%; and the average loan-to-value ratio was 65.4% as of December 31, 2017. Of the total 461 Chapter 7 related TDRs, 31 had an estimated loss exposure based on the current balance and appraised value at December 31, 2017.

TABLE ELEVEN
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allocation of the allowance for loan losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$4,571	7%	$4,206	6%	$3,271	6%	$1,582	5%	$1,139	6%
Commercial real estate	6,183	41	6,573	40	6,985	39	8,845	39	10,775	40
Residential real estate	5,212	47	6,680	48	6,778	48	7,208	49	6,057	46
Home equity	1,138	4	1,417	5	1,463	5	1,495	5	1,672	6
Consumer	62	1	82	1	97	2	85	2	77	2
DDA overdrafts	1,670	—	772	—	657	—	859	—	855	—
Allowance for Loan Losses	$18,836	100%	$19,730	100%	$19,251	100%	$20,074	100%	$20,575	100%

The allowance attributed to the commercial and industrial loan portfolio increased $0.4 million from $4.2 million at December 31, 2016 to $4.6 million at December 31, 2017. The increase is primarily attributable to an increase in the amount of loans classified as special mention and substandard as well as loan growth in this portfolio.

The allowance attributed to the commercial real estate loan portfolio decreased $0.4 million from $6.6 million at December 31, 2016 to $6.2 million at December 31, 2017. This decrease is primarily attributable to improvements in the historical loss rates in the portfolio.

The allowance attributed to the residential real estate portfolio decreased $1.5 million from $6.7 million at December 31, 2016 to $5.2 million at December 31, 2017. The decrease is primarily attributable to improvements in the historical loss rates in the portfolio.

The allowance attributed to the home equity portfolio decreased $0.3 million from $1.4 million at December 31, 2016 to $1.1 million at December 31, 2017.

The allowance attributed to the consumer portfolio decreased $0.02 million from $0.08 million at December 31, 2016 to $0.06 million at December 31, 2017.

The allowance attributed to DDA overdrafts increased $0.9 million from $0.8 million at December 31, 2016 to $1.7 million at December 31, 2017. This increase is primarily attributable to an increase in the historical loss rate in the portfolio.

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities are considered in the Company’s analysis.  The Company had approximately $76 million of goodwill at December 31, 2017 and 2016, respectively, and no impairment was required to be recognized in 2017 or 2016, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

Scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2017 are summarized in the table below (in thousands). The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling $122.4 million (approximately 11% of total time deposits).

TABLE TWELVE
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	Amounts	Percentage

Three months or less	$62,114	13%
Over three months through six months	56,382	12%
Over six months through twelve months	122,015	26%
Over twelve months	220,617	49%
Total	$461,128	100%

FAIR VALUE MEASUREMENTS

The Company determines the fair value of its financial instruments based on the fair value hierarchy established in ASC Topic 820, whereby the fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The hierarchy classification is based on whether the inputs in the methodology for determining fair value are observable or unobservable. Observable inputs reflect market-based information obtained from independent sources (Level 1 or Level 2), while unobservable inputs reflect management’s estimate of market data (Level 3). Assets and liabilities that are actively traded and have quoted prices or observable market data require a minimal amount of subjectivity concerning fair value. Management’s judgment is necessary to estimate fair value when quoted prices or observable market data are not available.

            At December 31, 2017, approximately 14% of total assets, or $565 million, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2017, approximately $14 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Eighteen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations that may require future cash payments according to the terms of the obligations. Demand, both noninterest- and interest-bearing, and savings deposits are, generally, payable immediately upon demand at the request of the customer. Therefore, the contractual maturity of these obligations is presented in the following table as “less than one year.” Time deposits, typically certificates of deposit, are customer deposits that are evidenced by an agreement between the Company and the customer that specify stated maturity dates and early withdrawals by the customer are subject to penalties assessed by the Company. Short-term borrowings and long-term debt represent borrowings of the Company and have stated maturity dates. Capital and operating leases between the Company and the lessor have stated expiration dates and renewal terms.

TABLE THIRTEEN
CONTRACTUAL OBLIGATIONS

The composition of the Company's contractual obligations as of December 31, 2017 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Between One and Three Years	Between Three and Five Years	Greater than Five Years	Total

Noninterest-bearing demand deposits	$666,639	$—	$—	$—	$666,639
Interest-bearing demand deposits(1)	770,396	—	—	—	770,396
Savings deposits(1)	797,632	—	—	—	797,632
Time deposits(1)	575,361	464,728	59,906	271	1,100,266
Short-term borrowings(1)	322,199	—	—	—	322,199
Long-term debt(1)	718	1,436	1,436	27,983	31,573
Real estate leases	982	1,600	1,261	5,692	9,535
Total Contractual Obligations	$3,133,927	$467,764	$62,603	$33,946	$3,698,240

(1)
Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2017. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2017 was $1.9 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

OFF–BALANCE SHEET ARRANGEMENTS

As disclosed in Note Fifteen of the Notes to Consolidated Financial Statements, the Company has also entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2017 and 2016, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

CAPITAL RESOURCES

During 2017, Shareholders’ Equity increased $60 million, or 13.6%, from $442 million at December 31, 2016 to $503 million at December 31, 2017.  This increase was primarily due to net income of $54 million and the issuance of common shares of $28 million, partially offset by cash dividends declared of $28 million.

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. During the year ended December 31, 2016, the Company repurchased approximately 231,000 common shares at a weighted average price of $43.34. During the year ended December 31, 2017, the Company did not repurchase any common shares. At December 31, 2017, the Company could repurchase approximately 279,000 shares under the current plan.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. Through the year ended December 31, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET 1") capital ratio of 5.75% and a total capital to risk-adjusted assets ratio of 9.25%, with at least one-half of capital consisting of tangible common stockholders’ equity, and a minimum Tier I leverage ratio of 7.25%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET 1, total capital, Tier I capital, and leverage ratios of 5.75%, 9.25%, 7.25%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET 1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain (i) a minimum ratio of CET 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to the previous minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following table:

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$430,154	15.1%	$163,441	5.750%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0%	162,164	5.750%	197,418	7.0%	183,316	6.5%
Tier 1 Capital
City Holding Company	446,154	15.7%	206,078	7.250%	241,609	8.5%	227,397	8.0%
City National Bank	338,105	12.0%	204,468	7.250%	239,721	8.5%	225,620	8.0%
Total Capital
City Holding Company	465,292	16.4%	262,927	9.250%	298,458	10.5%	284,246	10.0%
City National Bank	357,243	12.7%	260,873	9.250%	296,126	10.5%	282,025	10.0%
Tier 1 Leverage Ratio
City Holding Company	446,154	11.0%	161,834	4.000%	161,834	4.0%	202,293	5.0%
City National Bank	338,105	8.5%	159,625	4.000%	159,625	4.0%	199,531	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2016:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
			Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2%	141,860	5.125%	193,761	7.0%	179,921	6.5%
Tier 1 Capital
City Holding Company	387,677	13.9%	$184,653	6.625%	$236,913	8.5%	$222,977	8.0%
City National Bank	318,872	11.5%	183,381	6.625%	235,281	8.5%	221,441	8.0%
Total Capital
City Holding Company	408,406	14.7%	240,397	8.625%	292,658	10.5%	278,722	10.0%
City National Bank	338,675	12.2%	238,741	8.625%	290,641	10.5%	276,801	10.0%
Tier 1 Leverage Ratio
City Holding Company	387,677	10.1%	153,864	4.000%	153,864	4.0%	192,330	5.0%
City National Bank	318,872	8.3%	153,088	4.000%	153,088	4.0%	191,359	5.0%

As of December 31, 2017, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2017, management believes that City Holding and City National meet all capital adequacy requirements.

LEGAL ISSUES

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize impacts to its financial performance in the period in which these legal actions are determined to be probable and reasonably estimated. There can be no assurance that current actions will have immaterial results, or that no material actions may be presented in the future.

RECENT ACCOUNTING PROCOUNCEMENTS AND DEVELOPMENTS

Note One, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements discusses recently issued new accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates, underlying credit risk and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could materially affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company utilizes derivative instruments, primarily interest rate swaps, to help manage its interest rate risk on commercial loans.

 The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

In order to measure and manage its interest rate risk, the Company uses an asset/liability management simulation software model to periodically update the interest sensitivity position of the Company’s balance sheet. The model is also used to perform analyses that measure the impact on net interest income and capital as a result of various changes in the interest rate environment. Such analyses quantify the effects of various interest rate scenarios on projected net interest income.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2017
+400	5.50%	+4.0%
+300	4.50	+5.9
+200	3.50	+6.2
+100	2.50	+4.7
-50	1.00	-6.0
-100	0.50	-12.3

December 31, 2016
+400	4.75%	+8.0%
+300	3.75	+9.9
+200	2.75	+9.7
+100	1.75	+6.2
-50	0.25	-6.1
-100	(0.25)	-9.5

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase during 2018 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat or decrease.

Item 8.Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of City Holding Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements of City Holding Company have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

The management of City Holding Company is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles.  The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audits with actions taken to correct potential deficiencies as they are identified.  Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls.  Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2017, the Company's system of internal control over financial reporting is effective based on those criteria.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting. This report appears on page 51.

February 28, 2018

s/ Charles R. Hageboeck	/s/ David L. Bumgarner
Charles R. Hageboeck	David L. Bumgarner
President & Chief Executive Officer	Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors and the
Shareholders of City Holding Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited City Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, City Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements") of the Company and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Charleston, West Virginia
February 28, 2018

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors and the
Shareholders of City Holding Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of City Holding Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1982.
Charleston, West Virginia
February 28, 2018

PART I, ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$54,450	$62,263
Interest-bearing deposits in depository institutions	28,058	25,876
Cash and Cash Equivalents	82,508	88,139

Investment securities available for sale, at fair value	550,389	450,083
Investment securities held-to-maturity, at amortized cost (approximate fair value at December 31, 2017 and 2016 - $65,646 and $76,445, respectively)	64,449	75,169
Other securities	14,147	14,352
Total Investment Securities	628,985	539,604

Gross loans	3,127,410	3,046,226
Allowance for loan losses	(18,836)	(19,730)
Net Loans	3,108,574	3,026,496

Bank owned life insurance	103,440	100,732
Premises and equipment, net	72,682	75,165
Accrued interest receivable	9,223	8,408
Deferred tax asset, net	11,913	28,043
Goodwill and other intangible assets, net	78,595	79,135
Other assets	36,361	38,681
Total Assets	$4,132,281	$3,984,403

Liabilities
Deposits:
Noninterest-bearing	$666,639	$672,286
Interest-bearing:
Demand deposits	769,245	695,891
Savings deposits	796,275	822,057
Time deposits	1,083,475	1,041,419
Total Deposits	3,315,634	3,231,653

Short-term borrowings:
Federal Home Loan Bank advances	54,000	64,100
Securities sold under agreements to repurchase	198,219	184,205
Long-term debt	16,495	16,495
Other liabilities	45,426	45,512
Total Liabilities	3,629,774	3,541,965
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares and 18,606,944 shares issued at December 31, 2017 and 2016, less 3,429,519 and 3,478,511 shares in treasury, respectively	47,619	46,518
Capital surplus	140,960	112,873
Retained earnings	444,481	417,017
Treasury stock	(124,909)	(126,958)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(611)	(2,352)
Underfunded pension liability	(5,033)	(4,660)
Total Accumulated Other Comprehensive Loss	(5,644)	(7,012)
Total Shareholders’ Equity	502,507	442,438
Total Liabilities and Shareholders’ Equity	$4,132,281	$3,984,403

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2017	2016	2015
Interest Income
Interest and fees on loans	$125,752	$118,138	$115,107
Interest on investment securities:
Taxable	14,387	12,392	10,830
Tax-exempt	2,706	1,622	1,137
Interest on deposits in depository institutions	85	—	—
Total Interest Income	142,930	132,152	127,074

Interest Expense
Interest on deposits	14,826	12,052	10,886
Interest on short-term borrowings	1,214	472	327
Interest on long-term debt	765	683	617
Total Interest Expense	16,805	13,207	11,830
Net Interest Income	126,125	118,945	115,244
Provision for loan losses	3,006	4,395	6,988
Net Interest Income After Provision for Loan Losses	123,119	114,550	108,256

Non-interest Income
Gains on sale of investment securities	4,476	3,513	2,130
Service charges	28,574	26,703	26,316
Bankcard revenue	17,120	16,515	15,894
Trust and investment management fee income	6,269	5,573	5,124
Bank owned life insurance	4,212	3,326	3,374
Gain on sale of insurance division	—	—	11,084
Other income	2,956	3,195	3,284
Total Non-interest Income	63,607	58,825	67,206

Non-interest Expense
Salaries and employee benefits	51,057	50,883	47,847
Occupancy related expenses	9,557	10,119	9,756
Equipment and software related expenses	7,732	7,211	6,609
FDIC insurance expense	1,348	1,622	1,794
Advertising	2,914	2,606	2,446
Bankcard expenses	3,924	4,458	4,119
Postage, delivery, and statement mailings	2,094	2,080	2,123
Office supplies	1,437	1,364	1,350
Legal and professional fees	1,956	1,882	1,534
Telecommunications	1,988	1,813	1,765
Repossessed asset losses, net of expenses	735	890	1,264
Merger related costs	—	—	598
Other expenses	11,239	11,236	11,746
Total Non-interest Expense	95,981	96,164	92,951
Income Before Income Taxes	90,745	77,211	82,511

Income tax expense	36,435	25,083	28,414
Net Income Available to Common Shareholders	$54,310	$52,128	$54,097

Average shares outstanding, basic	15,412	14,900	15,123
Effect of dilutive securities	24	13	48
Average shares outstanding, diluted	15,436	14,913	15,171

Basic earnings per common share	$3.49	$3.46	$3.54
Diluted earnings per common share	$3.48	$3.45	$3.53
Dividends declared per common share	$1.78	$1.72	$1.68

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2017	2016	2015

Net income available to common shareholders	$54,310	$52,128	$54,097

Available-for-Sale Securities
Unrealized (loss) gain on available-for-sale securities arising during period	7,396	(1,685)	1,713
Reclassification adjustment for net gains	(4,476)	(3,513)	(2,130)
Other comprehensive (loss) income related to available-for-sale securities	2,920	(5,198)	(417)

Defined Benefit Pension Plan
Amortization of actuarial net gains	849	847	975
Recognition of unrealized losses	(11)	(690)	(40)
Change in underfunded pension liability	838	157	935

Other comprehensive (loss) income before income taxes	3,758	(5,041)	518
Tax effect	(1,391)	1,861	(191)
Other comprehensive (loss) income, net of tax	2,367	(3,180)	327

Comprehensive income, net of tax	$56,677	$48,948	$54,424

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2014	$46,249	$107,370	$362,211	$(120,818)	$(4,159)	$390,853
Net income available to common shareholders	—	—	54,097	—	—	54,097
Other comprehensive income	—	—	—	—	327	327
Cash dividends declared ($1.68 per share)	—	—	(25,618)	—	—	(25,618)
Stock-based compensation expense, net	—	1,456	—	—	—	1,456
Restricted awards granted		(1,190)	—	1,527	—	337
Exercise of 81,500 stock options	—	(602)	—	3,581	—	2,979
Exercise of 61,796 warrants	—	(765)	—	2,661	—	1,896
Purchase of 150,385 treasury shares	—	—	—	(7,055)	—	(7,055)
Balances at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income available to common shareholders	—	—	52,128	—	—	52,128
Other comprehensive income	—	—	—	—	(3,180)	(3,180)
Cash dividends declared ($1.72 per share)	—	—	(25,801)	—	—	(25,801)
Stock-based compensation expense, net	—	1,979	—	—	—	1,979
Restricted awards granted	—	(1,706)	—	1,745	—	39
Issuance of 107,662 shares of common stock	269	6,595	—	—	—	6,864
Exercise of 32,750 stock options	—	(264)	—	1,419	—	1,155
Purchase of 231,132 treasury shares	—	—		(10,018)	—	(10,018)
Balances at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income available to common shareholders	—	—	54,310	—	—	54,310
Other comprehensive income	—	—	—	—	2,367	2,367
Reclassification of residual tax effect of corporate tax rate reduction	—	—	999	—	(999)	—
Cash dividends declared ($1.78 per share)	—	—	(27,845)	—	—	(27,845)
Stock-based compensation expense, net	—	2,097	—	—	—	2,097
Restricted awards granted	—	(1,351)	—	1,351	—	—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 16,639 stock options	—	34	—	698	—	732
Balances at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2017	2016	2015

Net income available to common shareholders	$54,310	$52,128	$54,097
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	1,005	838	(4,589)
Provision for loan losses	3,006	4,395	6,988
Depreciation of premises and equipment	5,884	6,235	6,088
Deferred income tax expense	14,909	3,817	6,627
Net periodic employee benefit cost	298	515	836
Realized investment securities gains	(4,476)	(3,978)	(2,130)
Net investment securities impairment losses	—	465	—
Stock-based compensation expense	2,097	2,018	1,793
Excess tax benefit from stock-compensation expense	(558)	—	—
Increase in value of bank-owned life insurance	(2,708)	(3,071)	(3,374)
Proceeds from life insurance	1,717	258	571
Originations of loans held for sale	(16,451)	(17,981)	(17,849)
Proceeds from loans held for sale	19,290	16,572	18,668
Gain on sale of loans	(516)	(374)	(367)
Gain on sale of insurance division	—	—	(11,084)
Asset write down	—	444	1,449
Change in accrued interest receivable	(815)	(976)	(375)
Change in other assets	1,277	(1,556)	(976)
Change in other liabilities	(426)	5,581	(8,478)
Net Cash Provided by Operating Activities	77,843	65,330	47,895

Proceeds from sales of securities available-for-sale	5,776	30,850	389
Proceeds from maturities and calls of securities available-for-sale	86,276	78,720	55,726
Proceeds from maturities and calls of securities held-to-maturity	10,580	13,479	13,191
Purchases of securities available-for-sale	(187,031)	(196,150)	(175,271)
Purchases of securities held-to-maturity	—	—	(10,392)
Net increase in loans	(85,489)	(183,511)	(100,130)
Purchases of premises and equipment	(6,574)	(5,517)	(3,014)
Disposals of premises and equipment	3,057	836	141
Proceeds from sale of CityInsurance	—	—	15,250
Acquisition of American Founders Bank, Inc., including cash acquired of $561	—	—	20,030
Net Cash Used in Investing Activities	(173,405)	(261,293)	(184,080)

Net (decrease) increase in noninterest-bearing deposits	(5,647)	200,984	52,230
Net increase (decrease) in interest-bearing deposits	89,644	(52,714)	18,544
Net increase in short-term borrowings	3,914	93,436	14,780
Issuance of common stock	28,408	6,864	—
Purchases of treasury stock	—	(10,018)	(7,055)
Proceeds from exercise of stock options	732	1,155	2,979
Proceeds from exercise of warrants	—	—	1,896
Dividends paid	(27,120)	(25,718)	(25,304)
Net Cash Provided by Financing Activities	89,931	213,989	58,070
(Decrease) Increase in Cash and Cash Equivalents	(5,631)	18,026	(78,115)
Cash and cash equivalents at beginning of period	88,139	70,113	148,228
Cash and Cash Equivalents at End of Period	$82,508	$88,139	$70,113
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CITY HOLDING COMPANY AND SUBSIDIARIES

NOTE ONE – SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Summary of Significant Accounting and Reporting Policies: The accounting and reporting policies of City Holding Company and its subsidiaries (the “Company”) conform with U. S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. Actual results could differ from management’s estimates. The following is a summary of the more significant policies.

Principles of Consolidation: The consolidated financial statements include the accounts of City Holding Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity in conformity with U. S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, City Holding Capital Trust III, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

       Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on shareholders’ equity or net income for any period.

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National is a retail and consumer-oriented community bank with 86 banking offices in West Virginia, Virginia, Kentucky and southeastern Ohio. City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include ATMs, mobile banking, debit cards, interactive voice response systems and Internet technology. The Company conducts its business activities through one reportable business segment - community banking.

In January 2015, the Company sold its insurance operations, CityInsurance, to The Hilb Group, effective January 1, 2015. As a result of this sale, the Company recognized a one-time, after tax gain of $5.8 million.

       Cash and Due from Banks: The Company considers cash, due from banks, and interest-bearing deposits in depository institutions as cash and cash equivalents. City National is required to maintain an average reserve balance with the Federal Reserve Bank of Richmond to compensate for services provided by the Federal Reserve and to meet statutory required reserves for demand deposits.

       Securities: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities to maturity, they are classified as investment securities held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts. Debt securities which the Company may not hold to maturity are classified as investment securities available-for-sale along with the Company’s investment in equity securities. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in comprehensive income. Securities classified as available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors.

       The Company utilizes a third party pricing service provider to value its investment portfolio.  Annually, the Company obtains an independent auditor’s report from its third party pricing service provider regarding its controls over valuation of investment securities.  Although an unqualified opinion regarding the design and operating effectiveness of controls was issued, the report did contain caveats and disclaimers regarding the pricing information, such as the Company should review market values for reasonableness.  On a quarterly basis, the Company selects a sample of its debt securities and reprices those securities with a third party that is independent of the primary pricing service provider to verify the reasonableness of the fair values.

       Also, on a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are other than temporarily impaired.  Management considers the following, among other things, in its determination of the nature of the unrealized losses: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near–term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.  Based on the market information available, the Company believes that (i) the declines in fair value are temporary, driven by fluctuations in the interest rate environment and not due to the credit worthiness of the issuers, (ii) the Company does not have the intent to sell any of the securities classified as available for sale, and (iii) it is more likely than not that the Company will not have to sell any such securities before recovery of cost.  The Company cannot guarantee that such securities will recover and if additional information becomes available in the future to suggest that the losses are other than temporary, the Company may need to record impairment charges in the future.

The specific identification method is used to determine the cost basis of securities sold. Certain investment securities that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost and classified as other investment securities on the Consolidated Balance Sheets.  These cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

       Loans: Loans, excluding previously securitized loans, which are discussed separately below, are reported at the principal amount outstanding, net of unearned income.  Portfolio loans include those for which management has the intent and the Company has the ability to hold for the foreseeable future, or until maturity or payoff.  The foreseeable future is based upon management’s judgment of current business strategies and market conditions, the type of loan, asset/liability management, and liquidity.

       Interest income on loans is accrued and credited to operations based upon the principal amount outstanding, using methods that generally result in level rates of return. Loan origination fees, and certain direct costs, are deferred and amortized as an adjustment to the yield over the term of the loan. The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest for all loan types.  However, any loan may be placed on non-accrual if the Company receives information that indicates that it is probable a borrower will be unable to meet the contractual terms of their respective loan agreement. Other indicators considered for placing a loan on non-accrual status include the borrower’s involvement in bankruptcies, foreclosures, repossessions, litigation and any other situation resulting in doubt as to whether full collection of contractual principal and interest is attainable. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and related accrued interest, and the loan is in process of collection.

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

Generally, all loan types are considered past due when the contractual terms of a loan are not met and the borrower is 30 days or more past due on a payment.  Furthermore, residential and home equity loans are generally subject to charge-off when the loan becomes 120 days past due, depending on the estimated fair value of the collateral less cost to dispose, versus the outstanding loan balance. Commercial loans are generally charged off when the loan becomes 120 days past due and consumer loans are generally charged off when the loan becomes 120 days past due.

Acquired Loans: In determining the estimated fair value of the acquired loans, management considered several factors, such as estimated future credit losses, estimated prepayments, remaining lives of the acquired loans, estimated value of the underlying collateral and the present value of the cash flows expected to be received.  For smaller loans not specifically reviewed, management grouped the loans into their respective homogeneous loan pool and applied a loss estimate accordingly.

Acquired loans are accounted for using one of the two following accounting standards:

(1)
ASC Topic 310-20 is used to value loans that do not have evidence of credit quality deterioration.  For these loans, the difference between the fair value of the loan and the amortized cost of the loan is amortized or accreted into income using the interest method.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the appropriateness of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. These evaluations are conducted at least quarterly and more frequently if deemed necessary.  The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Loan losses are charged against the allowance and recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the appropriateness of the allowance after considering factors noted above, among others.

In evaluating the appropriateness of its allowance for loan losses, the Company stratifies the loan portfolio into six major groupings, including commercial real estate, commercial and industrial, residential real estate, home equity, and others. Historical loss experience, as adjusted, is applied to the then outstanding balance of loans in each classification to estimate probable losses inherent in each segment of the portfolio. Historical loss experience is adjusted using a systematic weighted probability of potential risk factors that could result in actual losses deviating from prior loss experience. Risk factors considered by the Company in completing this analysis include: (1) unemployment and economic trends in the Company’s markets, (2) concentrations of credit, if any, among any industries, (3) trends in loan growth, loan mix, delinquencies, losses or credit impairment, (4) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

Additionally, all commercial loans within the portfolio are subject to internal risk grading. Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process. Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements is computed using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the respective asset. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of premises and equipment are capitalized and depreciated over the estimated remaining life of the asset.

Other Real Estate Owned:  Other real estate owned (“OREO”) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at the lower of estimated fair value of the asset, less estimated selling costs or the carrying amount of the loan.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale.  As of December 31, 2017 and 2016, the amount of OREO included in Other Assets was $3.6 million and $4.6 million, respectively.

Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value of tangible and intangible assets acquired.  Goodwill is not amortized.  Intangible assets represent purchased assets that also lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  Intangible assets with determinable useful lives, such as core deposits, are amortized over their estimated useful lives.

The Company performs an annual review for impairment in the recorded value of goodwill and indefinite lived intangible assets. Goodwill is tested for impairment between the annual tests if an event occurs or circumstances change that more than likely reduce the fair value of a reporting unit below its carrying value. An indefinite-lived intangible asset is tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.

Securities Sold Under Agreements to Repurchase:  Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest.  Securities sold primarily consists of U.S. government, federal agency, and municipal securities pledged as collateral under these financing arrangements and cannot be repledged or sold, unless replaced by the secured party.

Derivative Financial Instruments: The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows.  All derivative instruments are carried at fair value on the balance sheet. As of December 31, 2017 and 2016, the Company has derivative instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. The change in the fair value of these derivative instruments is reflected in the statements of income. As of December 31, 2017, the Company also has a derivative instrument that is included in hedge relationships. This derivative consists of an interest rate swap used for interest rate management purposes on commercial real estate loans. The change in the fair value of these derivative instruments and net swap settlements are reflected in the statements as non-interest expense. The Company also has an interest rate swap for the purpose of hedging changes in LIBOR related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense.

Trust Assets:  Assets held in a fiduciary or agency capacity for customers are not included in the accompanying financial statements since such items are not assets of the Company. Trust and investment management fees are generally based on the market value of the assets within a trust account and recognized over time as the services are provided.

Income Taxes: The consolidated provision for income taxes is based upon reported income and expense. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities, computed using enacted tax rates. The income tax effects related to settlements of share-based compensation awards are reported in earnings as an increase (or decrease) to income tax expense. The Company files a consolidated income tax return. The respective subsidiaries generally provide for income taxes on a separate return basis and remit amounts determined to be currently payable to the Parent Company.

The Company and its subsidiaries are subject to examinations and challenges from federal and state taxing authorities regarding positions taken in returns.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination.  These positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority and assuming full knowledge of the position and all relevant facts by the taxing authority.

The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  These investments are considered variable interest entities for which the Company is not the primary beneficiary.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $1.3 million and $0.3 million at December 31, 2017 and 2016, respectively.

The Company adopted ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. As a result of adopting this standard, the Company reclassified approximately $1.0 million from accumulated other comprehensive income to retained earnings. This reclassification was comprised of the stranded tax effects relating to the Company's unrealized gains and losses on its available-for-sale investment securities and its underfunded defined benefit pension plans.

Advertising Costs: Advertising costs are expensed as incurred.

Stock-Based Compensation: Compensation expense related to stock options and restricted stock awards issued to employees is based upon the fair value of the award at the date of grant.  The fair value of stock options is estimated utilizing a Black Scholes pricing model, while the fair value of restricted stock awards is based upon the stock price at the date of grant.  Compensation expense is recognized on a straight line basis over the vesting period for options and the respective period for stock awards.

Basic and Diluted Earnings per Common Share: Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, excluding participating securities. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, excluding participating securities, increased by the number of shares of common stock which would be issued assuming the exercise of stock options and other common stock equivalents.

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard clarifies the principles for recognizing revenue and developed a common revenue standard. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identifying the contractor contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU became effective for the Company on January 1, 2018. The Company's largest source of revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. For the year ended December 31, 2017, the Company's significant sources of non-interest income were: service charges, bankcard revenue, trust and investment management fee income and bank owned life insurance (which is also excluded from the scope of ASU 2014-09). The Company evaluated the terms of the contracts supporting each of these revenue streams not excluded and determined that ASU 2014-09 would not significantly change the way the Company recognizes the revenue from each stream and, therefore, will not have a material impact on the Company's financial statements or disclosures. The Company will adopt this standard using the modified retrospective approach, but does not anticipate recording a cumulative effect adjustment to opening retained earnings given the immaterial impact.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This ASU became effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principals. This ASU will become effective for the Company for interim and annual periods on January 1, 2019. Management has performed a preliminary analysis of the standard and does not expect a material impact as as a result of the adoption of ASU No. 2016-02 on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting.” This standard makes several modifications to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU became effective for the Company for interim and annual periods on January 1, 2017. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This standard was issued to clarify Revenue from Contracts with Customers (Topic 606) related to: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date is the same as the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," as discussed above. ASU 2016-10 is not expected to have a significant impact on the Company's financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This amendment addresses existing diversity in practice regarding how certain receipts and payments are presented in the statement of cash flows. Issues addressed in this amendment include debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies, and separately identifiable cash flows and application of the predominance principle and their classifications in the statement of cash flows. This ASU became effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Issues addressed in this amendment include the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company's financial statements.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." This amendment provides clarification for multiple aspects of Update 2014-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting” including the scope of guarantee fees, impairment testing of contract costs and the accrual of advertising costs. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2016-20 is not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This amendment clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company's financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASU No. 2016-09. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s financial statements.

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

In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)." This amendment provides modifications to previously issued ASUs 2014-09 and 2016-02. The adoption of ASU No. 2017-13 did not expected to have a material impact on the Company's financial statements.

In November 2017, the FASB issued ASU No. 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)." This amendment supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 116. The adoption of ASU No. 2017-14 is not expected to have a material impact on the Company's financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This amendment permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act ("TCJA") to retained earnings. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permissible. The Company decided to early adopt this amendment as of December 31, 2017 and the December 31, 2017 balance sheet and the statement of changes in shareholders' equity for the year ended December 31, 2017 reflect this adoption.

Statements of Cash Flows: Cash paid for interest, including interest paid on long-term debt and trust preferred securities, was $16.4 million, $13.1 million, and $11.8 million in 2017, 2016, and 2015, respectively. During 2017, 2016 and 2015, the Company paid $22.6 million, $16.3 million, and $26.3 million, respectively, for income taxes.

NOTE TWO – RESTRICTIONS ON CASH AND DUE FROM BANKS

City National is required to maintain an average reserve balance with the Federal Reserve Bank of Richmond to compensate for services provided by the Federal Reserve and to meet statutory required reserves for demand deposits. The average amounts of the reserve balances for the years ended December 31, 2017 and 2016 were approximately $37.8 million and $33.3 million, respectively.

NOTE THREE –INVESTMENTS

The aggregate carrying and approximate market values of securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2	$—	$—	$2	$3	$—	$—	$3
Obligations of states and
political subdivisions	94,552	2,051	407	96,196	83,248	594	1,474	82,368
Mortgage-backed securities:
U.S. government agencies	425,559	1,093	7,305	419,347	335,867	1,507	6,560	330,814
Private label	649	3	—	652	941	1	—	942
Trust preferred
securities	4,764	26	54	4,736	6,052	1,164	554	6,662
Corporate securities	21,916	475	123	22,268	23,925	127	478	23,574
Total Debt Securities	547,442	3,648	7,889	543,201	450,036	3,393	9,066	444,363
Marketable equity securities	2,136	3,563	—	5,699	2,136	2,095	—	4,231
Investment funds	1,525	—	36	1,489	1,525	—	36	1,489
Total Securities
Available-for-Sale	$551,103	$7,211	$7,925	$550,389	$453,697	$5,488	$9,102	$450,083

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity:
U.S. government agencies	$60,449	$1,222	$25	$61,646	$71,169	$1,346	$70	$72,445
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$64,449	$1,222	$25	$65,646	$75,169	$1,346	$70	$76,445

Other investment securities:
Non-marketable equity securities	$14,147	$—	$—	$14,147	$14,352	$—	$—	$14,352
Total Other Investment
Securities	$14,147	$—	$—	$14,147	$14,352	$—	$—	$14,352

Marketable equity securities consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"), are carried at cost and are reported as non-marketable equity securities in the table above.

At December 31, 2017 and 2016, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2017 and 2016.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,913	$28	$19,440	$379	$24,353	$407
Mortgage-backed securities:
U.S. Government agencies	172,807	1,887	140,226	5,418	313,033	7,305
Trust preferred securities	4,475	54	—	—	4,475	54
Corporate securities	3,357	49	2,350	74	5,707	123
Investment funds	1,500	36	—	—	1,500	36
Total	$187,052	$2,054	$162,016	$5,871	$349,068	$7,925

	December 31, 2016
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$35,108	$1,474	$—	$—	$35,108	$1,474
Mortgage-backed securities:
U.S. Government agencies	225,530	6,099	8,527	461	234,057	6,560
Trust preferred securities	—	—	4,971	554	4,971	554
Corporate securities	14,306	478	—	—	14,306	478
Investment funds	1,500	36	—	—	1,500	36
Total	$276,444	$8,087	$13,498	$1,015	$289,942	$9,102

During the years ended December 31, 2017 and 2015, the Company had no credit-related net investment impairment losses. During the year ended December 31, 2016 the Company recorded $0.5 million in credit-related net investment impairment losses. The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities and were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary. At December 31, 2017, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $1.8 million ($0.2 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings.  Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.4% of each respective company being traded on a daily basis.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2017, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions will not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of December 31, 2017, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at December 31, 2017, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$3,002	$3,005
Due after one year through five years	15,824	15,854
Due after five years through ten years	76,555	75,450
Due after ten years	452,061	448,892
	$547,442	$543,201
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	64,449	65,646
	$64,449	$65,646

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2017	2016	2015

Gross realized gains	$4,476	$3,978	$2,142
Gross realized losses	—	(465)	(12)
Investment security gains (losses)	$4,476	$3,513	$2,130

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $429 million and $337 million at December 31, 2017 and 2016, respectively.

NOTE FOUR –LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2017	December 31, 2016

Residential real estate	$1,468,278	$1,451,462
Home equity	139,499	141,965
Commercial and industrial	208,484	185,667
Commercial real estate	1,277,576	1,229,516
Consumer	29,162	32,545
DDA overdrafts	4,411	5,071
Gross loans	3,127,410	3,046,226
Allowance for loan losses	(18,836)	(19,730)
Net loans	$3,108,574	$3,026,496

Construction loans of $25.3 million and $14.2 million are included within residential real estate loans at December 31, 2017 and December 31, 2016, respectively.  Construction loans of $28.9 million and $12.8 million are included within commercial real estate loans at December 31, 2017 and December 31, 2016, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

NOTE FIVE –ALLOWANCE FOR LOAN LOSSES

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses on a quarterly basis to provide for probable losses inherent in the portfolio.  Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors.

Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance.  Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these types of loan types is often based more upon specific credit reviews, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for economic conditions and other inherent risk factors.

The following summarizes the activity in the allowance for loan loss, by portfolio segment (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment (in thousands).

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
December 31, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(400)	(720)	(1,637)	(403)	(60)	(2,714)	(5,934)
Recoveries	58	112	294	45	63	1,462	2,034
Provision	707	57	(125)	79	(23)	2,150	2,845
Provision for acquired loans with deteriorated credit quality	—	161	—	—	—	—	161
Ending balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
December 31, 2016
Allowance for loan loss
Beginning balance	$3,271	$6,985	$6,778	$1,463	$97	$657	$19,251
Charge-offs	(148)	(1,676)	(1,734)	(390)	(126)	(1,412)	(5,486)
Recoveries	14	487	187	—	118	764	1,570
Provision	1,069	614	1,449	344	(7)	763	4,232
Provision for acquired loans with deteriorated credit quality	—	163	—	—	—	—	163
Ending balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730

As of December 31, 2017
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$647	$—	$—	$—	$—	$647
Collectively	4,567	5,313	5,112	1,138	58	1,670	17,858
Acquired with deteriorated credit quality	4	223	100	—	4	—	331
Total	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

Loans
Evaluated for impairment:
Individually	$849	$8,818	$—	$—	$—	$—	$9,667
Collectively	207,429	1,263,076	1,465,685	139,499	29,046	4,411	3,109,146
Acquired with deteriorated credit quality	206	5,682	2,593	—	116	—	8,597
Total	$208,484	$1,277,576	$1,468,278	$139,499	$29,162	$4,411	$3,127,410

As of December 31, 2016
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$665	$—	$—	$—	$—	$665
Collectively	4,200	5,788	6,589	1,417	82	772	18,848
Acquired with deteriorated credit quality	6	120	91	—	—	—	217
Total	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730

Loans
Evaluated for impairment:
Individually	$1,611	$5,970	$—	$—	$—	$—	$7,581
Collectively	183,741	1,216,050	1,448,830	141,965	32,545	5,071	3,028,202
Acquired with deteriorated credit quality	315	7,496	2,632	—	—	—	10,443
Total	$185,667	$1,229,516	$1,451,462	$141,965	$32,545	$5,071	$3,046,226

Credit Quality Indicators

All non-commercial loans are evaluated based on payment history.  All commercial loans within the portfolio are subject to internal risk grading. The Company’s internal risk ratings for commercial loans are:  Exceptional, Good, Acceptable, Pass/Watch, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields, ratios and leverage, cash flow spread and coverage, prior history, capability of management, market position/industry, potential impact of changing economic, legal, regulatory or environmental conditions, purpose structure, collateral support, and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

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

Special mention
Loans classified as special mention have a potential weakness(es) that deserves management's close attention.  The potential weakness could result in deterioration of the loan repayment or the bank's credit position at some future date.  A loan rated in this category poses a moderate loss risk to the bank.

Substandard
Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt.  Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank's collateral value is weakened by the financial deterioration of the borrower.

Doubtful
Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable.  Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

The following table presents the Company's commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
December 31, 2017
Pass	$175,951	$1,231,256	$1,407,207
Special mention	25,872	8,068	33,940
Substandard	6,661	38,252	44,913
Doubtful	—	—	—
Total	$208,484	$1,277,576	$1,486,060

December 31, 2016
Pass	$176,823	$1,178,288	$1,355,111
Special mention	2,427	16,031	18,458
Substandard	6,417	35,197	41,614
Doubtful	—	—	—
Total	$185,667	$1,229,516	$1,415,183

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
December 31, 2017
Residential real estate	$1,465,445	$2,833	$1,468,278
Home equity	139,239	260	139,499
Consumer	29,162	—	29,162
DDA overdrafts	4,411	—	4,411
Total	$1,638,257	$3,093	$1,641,350

December 31, 2016
Residential real estate	$1,447,087	$4,375	$1,451,462
Home equity	141,834	131	141,965
Consumer	32,545	—	32,545
DDA overdrafts	5,071	—	5,071
Total	$1,626,537	$4,506	$1,631,043

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands). The purchased credit-impaired loan column represents the purchased credit-impaired loans that the Company acquired that are contractually past due, but are still performing in accordance with the Company's initial expectations.

	December 31, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,458,746	$5,990	$709	$19	$2,814	$1,468,278
Home equity	138,480	671	88	92	168	139,499
Commercial and industrial	206,447	549	1	142	1,345	208,484
Commercial real estate	1,269,520	1,841	245	—	5,970	1,277,576
Consumer	29,108	39	13	2	—	29,162
DDA overdrafts	3,849	541	14	7	—	4,411
Total	$3,106,150	$9,631	$1,070	$262	$10,297	$3,127,410

	December 31, 2016
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,441,086	$5,364	$637	$73	$4,302	$1,451,462
Home equity	141,192	423	219	31	100	141,965
Commercial and industrial	183,615	94	—	—	1,958	185,667
Commercial real estate	1,221,344	553	—	278	7,341	1,229,516
Consumer	32,506	38	1	—	—	32,545
DDA overdrafts	4,472	595	4	—	—	5,071
Total	$3,024,215	$7,067	$861	$382	$13,701	$3,046,226

The following presents the Company’s impaired loans, by class (in thousands):

	December 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$849	$3,013	$—	$1,611	$3,775	$—
Commercial real estate	3,036	4,861	—	3,138	4,963	—
Total	$3,885	$7,874	$—	$4,749	$8,738	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,782	5,782	647	2,832	2,832	665
Total	$5,782	$5,782	$647	$2,832	$2,832	$665

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the year ended
	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$1,086	$—	$2,099	$—
Commercial real estate	4,534	69	4,039	14
Total	$5,620	$69	$6,138	$14

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	4,307	149	1,419	24
Total	$4,307	$149	$1,419	$24

If the Company's non-accrual and impaired loans had been current in accordance with their original terms, approximately $0.2 million, $0.4 million and $0.8 million of interest income would have been recognized during the years ended December 31, 2017, 2016 and 2015, respectively.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at December 31, 2017.

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

The following tables set forth the Company’s TDRs (in thousands):

	December 31, 2017			December 31, 2016
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$135	$—	$135	$42	$—	$42
Commercial real estate	8,381	—	8,381	5,525	—	5,525
Residential real estate	21,005	84	21,089	20,424	391	20,815
Home equity	3,047	50	3,097	3,105	30	3,135
Consumer	—	—	—	—	—	—
	$32,568	$134	$32,702	$29,096	$421	$29,517

	New TDRs			New TDRs
	For the year ended			For the year ended
	December 31, 2017			December 31, 2016
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	2	3,098	3,003	2	5,021	4,366
Residential real estate	33	3,987	3,987	37	3,812	3,812
Home equity	13	271	271	9	221	221
Consumer	—	—	—	—	—	—
	48	$7,356	$7,261	48	$9,054	$8,399

NOTE SIX – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2017	2016

Land		$32,647	$31,546
Buildings and improvements	10 to 30 yrs.	90,261	88,698
Equipment	3 to 7 yrs.	39,763	40,157
		162,671	160,401
Less: accumulated depreciation		(89,989)	(85,236)
		$72,682	$75,165

The depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $5.9 million, $6.2 million, and $6.1 million, respectively.

NOTE SEVEN – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2017 and concluded that its carrying value was not impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2017	2016

Beginning balance	$76,196	$76,256
Adjustments to goodwill acquired in conjunction with the acquisition of AFB	—	(60)
Ending balance	$76,196	$76,196

The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with acquisitions, the Company recorded a core deposit intangible, which represented the value that the acquiree had with their deposit customers. The fair value was estimated based on a discounted cash flow methodology that considered the type of deposit, estimated deposit retention, the cost of the deposit base and an alternate cost of funds. The following tables present the details of the Company's core deposit intangibles (in thousands):

	2017	2016

Gross carrying amount	$9,802	$9,802
Accumulated amortization	(7,403)	(6,863)
	$2,399	$2,939

Beginning balance	$2,939	$3,536
Amortization expense	(540)	(597)
Ending balance	$2,399	$2,939

The core deposit intangible amortization expense for the year ended December 31, 2015 was $0.7 million. The core deposit intangibles are being amortized over ten years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2018	$506
2019	454
2020	416
2021	382
2022	296
Thereafter	345
$2,399

NOTE EIGHT – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2017 are summarized as follows (in thousands):

2018	$565,554
2019	278,970
2020	179,724
2021	26,474
2022	32,484
Over five years	269
$1,083,475

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $122.4 million and $104.8 million at December 31, 2017 and 2016, respectively.

NOTE NINE – SHORT-TERM DEBT

A summary of the Company's short-term borrowings are as follows (dollars in thousands):

	2017	2016	2015

Balance at end of year:
Federal Home Loan Bank advances	$54,000	$64,100	$13,000
Securities sold under agreements to repurchase	198,219	184,205	141,869

Avg. outstanding during the year:
Federal Home Loan Bank advances	$46,639	$18,850	$1,159
Securities sold under agreements to repurchase	183,890	157,215	143,847
Federal Funds purchased	—	—	193

Max. outstanding at any month end:
Federal Home Loan Bank advances	$126,500	$88,600	$13,000
Securities sold under agreements to repurchase	257,034	184,205	166,507

Weighted-average interest rate:
During the year:
Federal Home Loan Bank advances	1.30%	0.66%	0.53%
Securities sold under agreements to repurchase	0.33	0.22	0.22
Federal Funds purchased	—	—	0.64
End of the year:
Federal Home Loan Bank advances	1.57%	0.77%	0.51%
Securities sold under agreements to repurchase	0.31	0.19	0.20

Through City National, the Company has purchased 59,087 shares of Federal Home Loan Bank (“FHLB”) stock at par value as of December 31, 2017. Such purchases are required based on City National’s maximum borrowing capacity with the FHLB.  Additionally, FHLB stock entitles the Company to dividends declared by the FHLB and provides an additional source of short-term and long-term funding, in the form of collateralized advances. Financing obtained from the FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans. Collateral pledged to the FHLB included approximately $2.0 billion at December 31, 2017 and $1.9 billion at December 31, 2016 in investment securities and one-to-four-family residential property loans.  In addition to the short-term financing discussed above and long-term financing (see Note Ten) City National had an additional $1.6 billion available from unused portions of lines of credit with the FHLB and other financial institutions at both December 31, 2017 and 2016.

NOTE TEN – LONG-TERM DEBT

The components of the Company's long-term debt are summarized below (dollars in thousands):

	2017	2016

Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 5.09% and 4.35%, respectively	$16,495	$16,495

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
Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly. Interest payments are due in March, June, September and December. The debentures mature in June 2038, or earlier at the option of the Parent Company. The Debentures are redeemable prior to maturity at the option of the Company (i) in whole or at any time or in part from time-to-time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain pre-defined events.
Payments of distributions on the Capital Securities and payments on redemption of the Capital Securities are guaranteed by the Company. The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreement establishing the trust and the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust preferred securities. The Capital Securities issued by the statutory business trusts qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

NOTE ELEVEN – DERIVATIVE INSTRUMENTS

As of December 31, 2017 and 2016, the Company has derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations.

The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the years ended December 31, 2017, 2016 and 2015, the hedge ineffectiveness was less than $0.1 million.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$225,480	$4,877	$234,806	$7,352
Loan interest rate swap - liabilities	314,450	9,513	207,201	8,111

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	320,949	9,591	207,201	8,111
Loan interest rate swap - liabilities	218,924	4,877	241,995	7,360

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - assets	4,326	34	—	—
Loan interest rate swap - liabilities	—	—	4,626	12

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2017	2016	2015
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$(3,379)	$3,904	$1,030
Other income - derivative liabilities	3,379	(3,904)	(1,030)
Other expense - derivative liabilities	86	(52)	(61)

Change in Fair Value Hedging Interest Rate Derivatives:
Hedged item - derivative asset	$38	(36)	25
Other income (expense) - derivative liability with financial institution counterparties	—	13	(12)
Other income (expense) - derivative asset with financial institution counterparties	8	—	—

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2017 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)*
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$4,877	$—	$4,877	$—	$4,877	$4,877	$—
Interest rate swap agreements - financial institution counterparties	9,591	—	9,591	—	—	—	9,591

Hedging derivative assets:
Interest rate swap agreements - financial institution counterparties	$34	$—	$34	$—	$56	$56	$—

Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	$9,513	$—	$9,513	$—	$9,513	$9,513	$—
Interest rate swap agreements -financial institution counterparties	$4,877	$—	$4,877	$—	$15,661	$15,661	$—

* For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, a value of zero is displayed to represent full collateralization.

NOTE TWELVE – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2017	2016
Previously securitized loans	$441	$3,950
Allowance for loan losses	4,385	7,303
Deferred compensation payable	2,517	4,099
Underfunded pension liability	1,527	2,739
Accrued expenses	1,057	1,721
Impaired asset losses	607	4,625
Unrealized securities losses	166	1,338
Intangible assets	438	1,312
Other	3,136	4,716
Total Deferred Tax Assets	14,274	31,803
Other	2,361	3,760
Total Deferred Tax Liabilities	2,361	3,760
Net Deferred Tax Assets	$11,913	$28,043

No valuation allowance for deferred tax assets was recorded at December 31, 2017 and 2016 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in the corporate income tax, the Company reassessed its deferred tax assets and liabilities, which resulted in a charge to earnings of $7.1 million. This provisional amount is included in total deferred tax expense in the table below. Significant components of the provision for income taxes are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$20,090	$20,100	$20,830
State	1,436	1,166	957
Total current tax expense	21,526	21,266	21,787

Total deferred tax expense	14,909	3,817	6,627
Income tax expense	$36,435	$25,083	$28,414

A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2017	2016	2015

Computed federal taxes at statutory rate	$31,761	$27,025	$28,879
State income taxes, net of federal tax benefit	1,321	888	887
Tax effects of:
Tax-exempt interest income	(1,098)	(708)	(498)
Bank-owned life insurance	(1,474)	(1,164)	(1,181)
Change in tax rate	7,070	—	—
Other items, net	(1,145)	(958)	327
Income tax expense	$36,435	$25,083	$28,414

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.5 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2017	2016

Beginning balance	$1,847	$2,164
Additions for current year tax positions	325	339
Additions for prior year tax positions	226	196
Decreases related to lapse of applicable statute of limitation	(509)	(852)
Ending balance	$1,889	$1,847

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2017, 2016 and 2015, the provision related to interest and penalties was $0.1 million in each period.  The balance of accrued interest and penalties at December 31, 2017 and 2016 was $0.3 million.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through 2016.

NOTE THIRTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan" and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued under the 2013 Plan upon the exercise of stock options, SARs and stock awards, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  As of December 31, 2017, 559,815 shares were still available to be issued under the 2013 Plan.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	2017		2016		2015
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	86,613	$41.08	95,015	$38.38	167,554	$36.74
Granted	17,631	66.32	24,348	43.73	12,961	46.41
Exercised	(16,639)	35.91	(32,750)	35.28	(81,500)	36.63
Forfeited	—	—	—	—	(4,000)	31.66
Outstanding at December 31	87,605	$47.15	86,613	$41.08	95,015	$38.38

Exercisable at end of year	7,887	$37.37	3,000	$29.45	19,750	$34.54

Nonvested at beginning of year	83,613	41.47	75,265	39.38	77,804	36.76
Granted during the year	17,631	66.32	24,348	43.73	12,961	46.41
Vested during the year	(21,526)	37.31	(16,000)	35.09	(15,500)	32.09
Forfeited during the year	—	—	—	—	—	—
Nonvested at end of year	79,718	$48.08	83,613	$41.47	75,265	$39.38

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in millions):

	For the year ended December 31,
	2017	2016	2015
Proceeds from stock option exercises	$0.6	$1.2	$3.0
Intrinsic value of stock options exercised	0.5	0.6	0.9

Stock-based compensation expense associated with stock options	$0.2	$0.2	$0.2
Income tax benefit recognized related to stock-based compensation	0.1	0.1	0.1

At period-end:	2017
Unrecognized stock-based compensation expense	$0.4
Weighted average period in which the above amount is expected to be recognized	2.6	years

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2017, 2016 and 2015, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2017, the criteria were probable of being met.

Additional information regarding the Company's stock options outstanding and exercisable at December 31, 2017, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$ 30.00 - 34.99	500	$30.38	0.9	$19	500	$30.38	0.9	$19
35.00 - 39.99	20,854	37.13	4.9	633	5,379	35.39	4.2	173
40.00 - 44.99	35,659	43.95	7.6	839	2,008	44.43	6.2	46
45.00 - 49.99	12,961	46.61	7.2	270	—	—	—	—
50.00 - 69.99	17,631	66.32	9.2	$20	—	—	—	—
	87,605			$1,781	7,887			$238

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted by the Company:

	Year ended December 31,
	2017	2016	2015

Risk-free interest rate	2.12%	1.43%	1.95%
Expected dividend yield	2.60%	3.86%	3.50%
Volatility factor	25.80%	30.76%	45.40%
Expected life of option	7.0 years	7.0 years	7.0 years

Restricted Shares

The Company measures compensation expense with respect to restricted shares in an amount equal to the fair value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is  charged to expense over the respective vesting periods.

Restricted shares are generally forfeited if officers and employees terminate prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2017, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	2017		2016		2015
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	180,622		172,921		163,431
Granted	28,839	$64.42	30,601	$46.39	26,840	$46.45
Forfeited/Vested	(39,428)		(22,900)		(17,350)
Outstanding at December 31	170,033		180,622		172,921

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in millions):

	For the year ended December 31,
	2017	2016	2015
Stock-based compensation expense associated with restricted shares	$1.5	$1.4	$1.2

At period-end:	2017
Unrecognized stock-based compensation expense	$3.2
Weighted average period in which the above amount is expected to be recognized	3.2	years

 401(k) Plan

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (“the 401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company’s total expense associated with the retirement benefit plan approximated $0.8 million in 2017, $0.8 million in 2016, and $0.7 million in 2015.  The total number of shares of the Company’s common stock held by the 401(k) Plan as of December 31, 2017 and 2016 was 228,662 and 238,647, respectively.

Defined Benefit Plans
The Company maintains two defined benefit pension plans (“the Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations. The Community Defined Benefit Plan was frozen in 2012 and maintains a December 31st year-end for purposes of computing its benefit obligations.

Primarily as a result of the interest rate environment over the past several years and a revised mortality table issued in 2014, the benefit obligation exceeded the estimated fair value of plan assets as of December 31, 2017 and December 31, 2016. The following table summarizes activity within the Company's Defined Benefit Plans (dollars in thousands):

	Pension Benefits
	2017	2016

Change in fair value of plan assets:
Fair value at beginning of measurement period	$17,117	$17,435
Actual gain (loss) on plan assets	1,890	669
Contributions	—	—
Benefits paid	(2,647)	(987)
Fair value at end of measurement period	16,360	17,117

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(19,742)	(19,700)
Interest cost	(772)	(820)
Actuarial (loss) gain	(392)	(263)
Assumption changes	(614)	54
Benefits paid	2,647	987
Settlement loss	385	—
Benefit obligation at end of measurement period	(18,488)	(19,742)

Funded status	$(2,128)	$(2,625)

Weighted-average assumptions for benefit obligation:
Discount rate	3.38%	4.01%
Expected long-term rate of return	6.56%	5.83%

Weighted-average assumptions for net periodic pension cost:
Discount rate	4.02%	4.26%
Expected long-term rate of return	5.83%	5.75%

Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2017 and 2016, and no contributions are anticipated being required for the year ending December 31, 2018. Based on the funding status of the Community Defined Benefit plan, no contributions were required during the year ended December 31, 2017. During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company anticipates making a $1.7 million contribution in late 2018 or early 2019 (which has been accrued at December 31, 2017), when the termination process is expected to be completed.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plans (in thousands):

	2017	2016	2015

Components of net periodic benefit:
Interest cost	$772	$820	$813
Expected return on plan assets	(1,219)	(1,154)	(937)
Settlement	(104)	—	—
Net amortization and deferral	849	849	960
Net Periodic Pension Cost	$298	$515	$836

Amounts related to the Company's Defined Benefit Pension Plans recognized as a component of other comprehensive income were as follows (in thousands):

	2017	2016	2015
Net actuarial gain (loss)	$838	$157	$935
Deferred tax (expense) benefit	(1,211)	(58)	(345)
Other comprehensive income (loss), net of tax	$(373)	$99	$590

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Net actuarial loss	$6,560	$7,399
Deferred tax benefit	(1,527)	(2,739)
Amounts included in accumulated other comprehensive loss, net of tax	$5,033	$4,660

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2018	$1,057
2019	4,658
2020	931
2021	936
2022	938
2023 through 2026	4,721

The major categories of assets in the Company’s Defined Benefit Plans as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Eighteen).

	Total	Level 1	Level 2	Level 3
2017
Cash and cash equivalents	$1,202	$1,202	$—	$—
Mutual funds/Investment funds	5,421	5,206	215	—
Common stocks	5,575	3,763	1,812	—
Mortgage-backed securities	301	—	301	—
U.S. Treasuries	1,277	—	1,277	—
Corporate bonds	1,223	—	1,223	—
Alternative investments**	1,361	759	—	—
Total	$16,360	$10,930	$4,828	$—

2016
Cash and cash equivalents	$2,101	$2,101	$—	$—
Mutual funds/Investment funds	6,063	5,797	266	—
Common stocks	4,284	3,103	1,181	—
Mortgage-backed securities	514	—	514	—
U.S. Treasuries	971	—	971	—
Corporate bonds	1,597	—	1,597	—
Alternative investments**	1,587	972	—	—
Total	$17,117	$11,973	$4,529	$—
** Includes an investment of $602 and $615 at December 31, 2017 and 2016, respectively, that has not been categorized in the fair value hierarchy, as permitted by ASU No. 2015-07.

Horizon Defined Benefit Plan (Investment Strategy)

The Horizon Defined Benefit Plan is administered by the West Virginia Bankers Association (“WVBA”) and all investment policies and strategies are established by the WVBA Pension Committee. The policy established by the Pension Committee is to invest assets per target allocations, as detailed in the table below. The assets are reallocated periodically to meet these target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be revised.

The overall investment return goal is to achieve a return greater than a blended mix of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plan assets, by 0.5% annualized after fees over a rolling five years moving average basis. Allowable assets include cash equivalents, fixed income securities, equity securities, alternative investments, mutual funds, exchange-traded funds, managed separate accounts, investment partnerships and commingled funds. Prohibited investments include, but are not limited to, private placements, limited partnerships, venture capital investments, direct investment in private real estate properties and residual remics. Unless explicitly authorized by the Pension Committee, the use of leverage or speculative use of derivatives is prohibited unless as part of an alternative asset program or as means for real asset managers to hedge investment risk or replicate investment positions at a lower cost than would otherwise be created in a cash market. Managers using derivatives must have systems in place to rigorously analyze and monitor duration, liquidity and counter-party credit risk in order to minimize the risk associated with the use of derivatives. Prohibited transactions include, but are not limited to, short selling and margin transactions.

In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed more than 15% of the cost and/or market value of the total retirement plan assets, and no more than 25% of the total retirement plan assets are to be invested in any one industry (other than securities of the U.S. government or agencies thereof). Exchange traded index funds are allowable investments and are not subject to these restrictions.

The expected long-term rate of return for the plan’s assets is based on the expected return of each of the categories, weighted based on the median of the target allocation for each class, noted in the table below. The target, allowable, and current allocation percentages of plan assets are as follows:

	Target Allocation 2017	Allowable- Allocation Range	Percentage of Plan Assets At December 31
			2017	2016

Equity securities	60.0%	35-88%	55%	48%
Fixed income securities	20.0%	10-40%	23%	25%
Cash and cash equivalents	5.0%	2-20%	9%	15%
Alternative investments	15.0%	0-25%	13%	12%
Total	100.0%		100%	100%

Community Defined Benefit Plan (Investment Strategy)

The Community Defined Benefit Plan is administered by the Virginia Bankers Association ("VBA") and all investment polices are established by the Board of Directors of the VBA Benefits Corporation. The investment goal is to provide asset allocation models with varying degrees of investment return and risk consistent with each bank's funding objectives and participant demographics. The Board of Directors shall at least annually review the overall investment program, and each investment alternative, to ensure the current investment mix will achieve the goals of the Plan and participating banks.

The performance goal for the investments of the Plan is to exceed the investment benchmarks over the most recent three and five year periods, while taking less risk than the market. Approved asset classes include equity securities, fixed income securities and cash equivalents.

The Plan's investment portfolio contains a mix of large-cap, mid-cap, small-cap and international equities and intermediate and short-term bonds. Allocations to the equity and fixed income asset classes may vary within a range of + or - 5% of the noted target. The expected long-term rate of return for the plan’s assets is based on the expected return of each of the categories, weighted based on the median of the target allocation for each class, noted in the table below. During 2016, the Plan's investment portfolio allocation was changed from 25% equity securities/75% fixed income securities to 40% equity securities/60% fixed income securities. The target, allowable, and current allocation percentages of plan assets are as follows:

	Target Allocation 2017	Allowable- Allocation Range	Percentage of Plan Assets At December 31
			2017	2016

Equity securities	40%	29%-51%	39%	41%
Fixed income securities	60%	49%-71%	61%	59%
	100%		100%	100%

Pentegra Defined Benefit Plan

In addition, the Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded status as of July 1, 2017 (the latest available valuation report) was 98.87%. It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2017, 2016 and 2015.  The benefits of the Pentegra DB Plan were frozen prior to the acquisition of Classic Bancshares in 2005, and it is the intention of the Company to fund benefit amounts when assets of the plan are sufficient.

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than “Just Cause.” The cost of these benefits was previously accrued for each executive and is included in Other Liabilities within the Consolidated Balance Sheets. The liability was $2.0 million at both December 31, 2017 and 2016 and is fully vested, and therefore no charge to operations was incurred for the years ended December 31, 2017 and December 31, 2016.

Other Post-Retirement Benefit Plans

Certain entities previously acquired by the Company had entered into individual deferred compensation and supplemental retirement agreements with certain current and former directors and officers. The Company has assumed the liabilities associated with these agreements, the cost of which is being accrued over the period of active service from the date of the respective agreement. The cost of such agreements approximated $0.3 million during 2017, $0.3 million during 2016, and $0.2 million during 2015, respectively. The liability for such agreements approximated $5.7 million and $6.2 million at December 31, 2017 and December 31, 2016, respectively and is included within Other Liabilities in the accompanying Consolidated Balance Sheets.

To assist in funding the above liabilities, the acquired entities had insured the lives of certain current and former directors and officers. The Company is the current owner and beneficiary of insurance policies with a cash surrender value approximating $7.0 million and $8.2 million at December 31, 2017 and 2016, respectively, which is included in Other Assets in the accompanying Consolidated Balance Sheets.

NOTE FOURTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates totaling $12.4 million at December 31, 2017 and $13.5 million at December 31, 2016. The loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with third-party lending arrangements.  These relationships had unfunded commitments of $17.8 million and $23.0 million at December 31, 2017 and December 31, 2016. During 2017, total principal additions were less than $0.1 million and total principal reductions were $1.2 million.

NOTE FIFTEEN – COMMITMENTS AND CONTINGENCIES

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  The Company has entered into agreements with its customers to extend credit or provide conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment.  Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion.  Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfunded portion of these commitments is not reflected in the balance sheet.

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2017	December 31, 2016

Commitments to extend credit:
Home equity lines	$194,477	$185,553
Commercial real estate	66,901	98,883
Other commitments	184,895	203,103
Standby letters of credit	7,151	5,014
Commercial letters of credit	831	1,859

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

NOTE SIXTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2017, no such shares were outstanding, nor were any expected to be issued.

NOTE SEVENTEEN – REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and cash for City Holding (the “Parent Company”) is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2017, City National could pay dividends up to $75.0 million without prior regulatory permission.

During 2017, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) remit interest payments on the Company’s junior subordinated debentures. As of December 31, 2017, the Parent Company reported a cash balance of approximately $59.0 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2018.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET 1") capital ratio of 5.75% and a total capital to risk-adjusted assets ratio of 9.25%, with at least one-half of capital consisting of tangible common stockholders’ equity, and a minimum Tier I leverage ratio of 7.25%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET 1, total capital, Tier I capital, and leverage ratios of 5.75%, 9.25%, 7.25%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET 1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain (i) a minimum ratio of CET 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to the previous minimum leverage ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (in thousands):

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$430,154	15.1%	$163,441	5.75%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0%	162,164	5.75%	197,418	7.0%	183,316	6.5%
Tier 1 Capital
City Holding Company	446,154	15.7%	206,078	7.25%	241,609	8.5%	227,397	8.0%
City National Bank	338,105	12.0%	204,468	7.25%	239,721	8.5%	225,620	8.0%
Total Capital
City Holding Company	465,292	16.4%	262,927	9.25%	298,458	10.5%	284,246	10.0%
City National Bank	357,243	12.7%	260,873	9.25%	296,126	10.5%	282,025	10.0%
Tier 1 Leverage Ratio
City Holding Company	446,154	11.0%	161,834	4.00%	161,834	4.0%	202,293	5.0%
City National Bank	338,105	8.5%	159,625	4.00%	159,625	4.0%	199,531	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2016:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$371,677	13.3%	$142,845	5.125%	$195,105	7.0%	$181,169	6.5%
City National Bank	310,912	11.2%	141,860	5.125%	193,761	7.0%	179,921	6.5%
Tier 1 Capital
City Holding Company	387,677	13.9%	184,653	6.625%	236,913	8.5%	222,977	8.0%
City National Bank	318,872	11.5%	183,381	6.625%	235,281	8.5%	221,441	8.0%
Total Capital
City Holding Company	408,406	14.7%	240,397	8.625%	292,658	10.5%	278,722	10.0%
City National Bank	338,675	12.2%	238,741	8.625%	290,641	10.5%	276,801	10.0%
Tier 1 Leverage Ratio
City Holding Company	387,677	10.1%	153,864	4.000%	153,864	4.0%	192,330	5.0%
City National Bank	318,872	8.3%	153,088	4.000%	153,088	4.0%	191,359	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of December 31, 2017, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.” City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2017, management believes that City Holding and City National meet all capital adequacy requirements.

NOTE EIGHTEEN –FAIR VALUE MEASUREMENTS

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are less active, and other inputs that are observable or can be corroborated by observable market data.

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

The Company has determined that its pooled trust preferred securities are priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value of trust preferred securities held at December 31, 2017.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  These quotes utilize the overnight indexed swap ("OIS") curve as a basis for discounting cash flows. The OIS curve is based on the Federal Funds rate. The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the year ended December 31, 2017.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data for real estate collateral or Level 3 inputs for non-real estate collateral.  The following table presents the Company's assets and liabilities measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	96,196	—	96,196	—
Mortgage-backed securities:
U.S. Government agencies	419,347	—	419,347	—
Private label	652	—	652	—
Trust preferred securities	4,736	—	4,475	261
Corporate securities	22,268	—	22,268	—
Marketable equity securities	5,699	5,699	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	14,502	—	14,502	—

Financial Liabilities
Derivative liabilities	14,390	—	14,390	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,020	$—	$—	$9,020	$(647)
Non-Financial Assets
Other real estate owned	3,585	—	—	3,585	(374)
Other assets	—	—	—	—	(170)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2016
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$3	$—	$3	$—
Obligations of states and political subdivisions	82,368	—	82,368	—
Mortgage-backed securities:
U.S. Government agencies	330,814	—	330,814	—
Private label	942	—	942	—
Trust preferred securities	6,662	—	4,127	2,535
Corporate securities	23,574	—	23,574	—
Marketable equity securities	4,231	4,231	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	15,463	—	15,463	—

Financial Liabilities
Derivative liabilities	15,483	—	15,483	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$6,916	$—	$—	$6,916	$(665)
Non-Financial Assets
Other real estate owned	4,588	—	—	4,588	(665)
Other assets	625	—	—	625	(444)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	2017	2016

Beginning balance	$2,535	$2,096
Impairment losses on investment securities	—	(465)
Gains on sale of investment securities	—	3,978
Included in other comprehensive income	(974)	(3,074)
Dispositions	(1,300)	—
Transfers into Level 3	—	—
Ending Balance	$261	$2,535

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During December 31, 2017 and 2016, collateral discounts ranged from 20% to 30%. During December 31, 2017 and 2016, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	2017	2016

Beginning balance	$6,916	$8,482

Loans classified as impaired during the period	3,098	2,832
Specific valuation allowance allocations	(94)	(665)
	3,004	2,167

(Additional) reduction in specific valuation allowance allocations	(19)	—
Paydowns, payoffs, other activity	(881)	(3,733)
Ending balance	$9,020	$6,916

Non-Financial Assets and Liabilities

The Company has no non-financial assets or liabilities measured at fair value on a recurring basis.  Certain non-financial assets measured at fair value on a non-recurring basis include other real estate owned (“OREO”), which is measured at the lower of cost or fair value, and goodwill and other intangible assets, which are measured at fair value and evaluated at least annually for impairment. The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	2017	2016

Beginning Balance	$4,588	$6,518
OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	3,066	3,151
Charge-offs recognized in the allowance for loan losses	(1,117)	—
Fair value	1,949	3,151
OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,464	1,228
Fair value	1,090	563
Write-downs included in other non-interest expense	(374)	(665)

Disposals	(2,578)	(4,416)
Ending Balance	$3,585	$4,588

During the year ended December 31, 2017, the Company recognized a $0.1 million gain on the sale of a facility that formerly housed certain bank operations. During December 31, 2016 the Company recognized a $0.4 million impairment on this facility. During the year ended December 31, 2015, the Company recognized a $1.4 million loss relating to a partnership investment. Based on the Company's annual assessment for impairment in the recorded value of goodwill and indefinite lived intangible assets, no impairment was recorded during the years ended December 31, 2017 and 2016.

ASC Topic 825 “Financial Instruments,” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rate and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used in estimating fair value for financial instruments:

Cash and cash equivalents: Due to their short-term nature, the carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Securities: The fair value of securities are generally based on quoted market prices or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Other securities: It is not practicable to determine the fair value of the Company's other securities, which consist of FRB and FHLB stock, due to restrictions placed on its transferability.

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

Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value.

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

Short-term debt: Securities sold under agreements to repurchase and Federal Home Loan Bank advances represent borrowings with original maturities of less than 90 days. The carrying amount of borrowings under purchase agreements approximate their fair value.

Long-term debt: The fair value of long-term borrowings is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements and market conditions of similar debt instruments.

Commitments and letters of credit: The fair values of commitments are estimated based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  The amounts of fees currently charged on commitments and letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values have not been reflected in the following table.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$82,508	$82,508	$82,508	$—	$—
Securities available-for-sale	550,389	550,389	7,188	542,940	261
Securities held-to-maturity	64,449	65,646	—	65,646	—
Other securities	14,147	14,147	—	14,147	—
Net loans	3,108,574	3,014,425	—	—	3,090,471
Accrued interest receivable	9,223	9,223	9,223	—	—
Derivative assets	14,502	14,502	—	14,502	—

Liabilities:
Deposits	3,315,634	3,309,910	2,232,159	1,077,751	—
Short-term debt	252,219	252,219	—	252,219	—
Long-term debt	16,495	16,444	—	16,444	—
Derivative liabilities	14,390	14,390	—	14,390	—

December 31, 2016
Assets:
Cash and cash equivalents	$88,139	$88,139	$88,139	$—	$—
Securities available-for-sale	450,083	450,083	5,720	441,828	2,535
Securities held-to-maturity	75,169	76,445	—	76,445	—
Other securities	14,352	14,352	—	14,352	—
Net loans	3,026,496	3,014,425	—	—	3,014,425
Accrued interest receivable	8,408	8,408	8,408	—	—
Derivative assets	15,463	15,463	—	15,463	—

Liabilities:
Deposits	3,231,653	3,232,970	2,190,234	1,042,736	—
Short-term debt	248,305	248,305	—	248,305	—
Long-term debt	16,495	16,455	—	16,455	—
Derivative liabilities	15,483	15,483	—	15,483	—

NOTE NINETEEN –CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31
	2017	2016

Assets
Cash	$59,031	$26,520
Securities available-for-sale	5,699	4,231
Investment in subsidiaries	459,150	430,769
Deferred tax assets, net	—	1,459
Fixed assets	6	7
Other assets	2,989	2,584
Total Assets	$526,875	$465,570

Liabilities
Junior subordinated debentures	$16,495	$16,495
Dividends payable	7,184	6,459
Deferred tax liability	436	—
Accrued interest payable	45	36
Other liabilities	208	142
Total Liabilities	24,368	23,132

Total Shareholders’ Equity	502,507	442,438
Total Liabilities and Shareholders’ Equity	$526,875	$465,570

Junior subordinated debentures represent the Parent Company’s amounts owed to City Holding Capital Trust III.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an “at-the-market” equity offering program. Through the year ended December 31, 2017, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

Condensed Statements of Comprehensive Income

The following table presents the condensed statements of comprehensive income of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2017	2016	2015

Income
Dividends from subsidiaries	$30,000	$8,600	$48,950
Investment securities gains	200	—	—
Other income	115	320	22
	30,315	8,920	48,972
Expenses
Interest expense	765	683	618
Other expenses	1,636	1,957	1,170
	2,401	2,640	1,788
Income Before Income Tax Benefit and Equity in Undistributed Net Income of Subsidiaries	27,914	6,280	47,184
Income tax benefit	(1,197)	(1,096)	(795)
Income Before Equity in Undistributed Net Income of Subsidiaries	29,111	7,376	47,979
Equity in undistributed net income of subsidiaries	25,199	44,752	6,118
Net Income	$54,310	$52,128	$54,097

Total Comprehensive Income	$56,677	$48,948	$54,424

Condensed Statements of Cash Flows

The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2017	2016	2015
Operating Activities
Net income	$54,310	$52,128	$54,097
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment securities gains	(200)	—	—
Provision for deferred income taxes	1,347	(241)	(148)
Amortization and accretion	—	(5)	—
Stock based compensation	2,097	2,018	3
Depreciation	1	1	1
Asset write down	—	444	—
Change in other assets	(405)	260	13,338
Change in other liabilities	(1,660)	(2,288)	462
Equity in undistributed net income	(25,199)	(44,752)	(6,118)
Net Cash Provided by Operating Activities	30,291	7,565	61,635

Investing Activities
Proceeds from sales of available for sale securities	200	—	—
Net Cash Provided by Investing Activities	200	—	—

Financing Activities
Dividends paid	(27,120)	(25,718)	(25,304)
Issuance of common stock	28,408	6,864	—
Purchases of treasury stock	—	(10,018)	(7,055)
Exercise of stock options	732	1,155	2,979
Exercise of warrants	—	—	1,896
Net Cash Provided by (Used in) Financing Activities	2,020	(27,717)	(27,484)
Increase (decrease) in Cash and Cash Equivalents	32,511	(20,152)	34,151
Cash and cash equivalents at beginning of year	26,520	46,672	12,521
Cash and Cash Equivalents at End of Year	$59,031	$26,520	$46,672

NOTE TWENTY – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information (unaudited) is presented below (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2017
Interest income	$34,214	$35,298	$36,366	$37,053
Taxable equivalent adjustment	357	370	358	371
Interest income (FTE)	34,571	35,668	36,724	37,424
Interest expense	3,767	4,036	4,340	4,664
Net interest income	30,804	31,632	32,384	32,760
Provision for loan losses	681	510	1,393	422
Investment securities gains	4,276	—	—	200
Non-interest income	14,231	14,921	14,611	15,367
Non-interest expense	24,600	24,176	24,309	22,893
Income before income tax expense	24,030	21,867	21,293	25,012
Income tax expense	7,647	6,812	7,003	14,972
Taxable equivalent adjustment	(357)	(370)	(358)	(371)
Net income available to common shareholders	$16,026	$14,685	$13,932	$9,669

Net earnings allocated to common shareholders	$15,849	$14,531	$13,778	$9,560

Basic earnings per common share	$1.04	$0.94	$0.89	$0.62
Diluted earnings per common share	1.04	0.94	0.89	0.62
Average common shares outstanding:
Basic	15,252	15,462	15,485	15,472
Diluted	15,277	15,487	15,505	15,497

2016
Interest income	$32,289	$32,932	$33,046	$33,884
Taxable equivalent adjustment	192	195	224	258
Interest income (FTE)	32,481	33,127	33,270	34,142
Interest expense	3,169	3,264	3,268	3,504
Net interest income	29,312	29,863	30,002	30,638
Provision for loan losses	539	1,122	1,432	1,301
Investment securities gains	—	845	2,668	—
Non-interest income	13,127	13,736	14,079	14,371
Non-interest expense	24,140	24,283	25,284	22,456
Income before income tax expense	17,760	19,039	20,033	21,252
Income tax expense	5,866	6,303	6,577	6,338
Taxable equivalent adjustment	(192)	(195)	(224)	(258)
Net income available to common shareholders	$11,702	$12,541	$13,232	$14,656

Net earnings allocated to common shareholders	$11,571	$12,391	$13,075	$14,479

Basic earnings per common share	$0.78	$0.83	$0.88	$0.97

Diluted earnings per common share	0.78	0.83	0.88	0.97
Average common shares outstanding:
Basic	14,916	14,889	14,899	14,894
Diluted	14,927	14,902	14,909	14,914

NOTE TWENTY-ONE – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016	2015

Net income available to common shareholders	$54,310	$52,128	$54,097
Less: earnings allocated to participating securities	$(591)	$(623)	$(613)
Net earnings allocated to common shareholders	$53,719	$51,505	$53,484

Distributed earnings allocated to common shares outstanding	$27,497	$25,710	$25,212
Undistributed earnings allocated to common shares outstanding	26,222	25,795	28,272
Net earnings allocated to common shareholders	$53,719	$51,505	$53,484

Average shares outstanding, basic	15,412	14,900	15,123
Effect of dilutive securities	24	13	48
Average shares outstanding, diluted	15,436	14,913	15,171

Basic earnings per share	$3.49	$3.46	$3.54
Diluted earnings per share	$3.48	$3.45	$3.53

Options to purchase approximately 3,000 shares, 2,000 shares, and 13,000 shares of common stock were outstanding during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

NOTE TWENTY-TWO – ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 37%. The impact of the change in the corporate tax rate as a result of the Tax Cuts and Jobs Act ("TCJA") from 35% to 21% is shown in the reclassification of residual tax effect of corporate tax rate reduction line item in the table below. As a result, the accumulated other comprehensive loss balances at December 31, 2017 reflect a combined Federal and state income tax rate approximating 23%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2015	$(4,759)	$927	$(3,832)

Other comprehensive income before reclassifications	99	(1,063)	(964)
Amounts reclassified from other comprehensive loss	—	(2,216)	(2,216)
	99	(3,279)	(3,180)

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income (loss) before reclassifications	528	4,658	5,186
Amounts reclassified from other comprehensive loss	—	(2,819)	(2,819)
	528	1,839	2,367

Reclassification of residual tax effect of corporate tax rate reduction	(901)	(98)	(999)

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

	Amount reclassified from Other Comprehensive Loss			Affected line item
	December 31,			in the Statements
	2017	2016	2015	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(4,476)	$(3,513)	$(2,130)	Gains on sale of investment securities
Related income tax expense	1,657	1,297	786	Income tax expense
Net effect on accumulated other comprehensive (loss)	$(2,819)	$(2,216)	$(1,344)

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

(a)	Management’s annual report on internal control over financial reporting appearing on page 49 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2017.

(b)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2017, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of The Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2018 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

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

Item 11.Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of FORM 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and "PAY RATIO DISCLOSURE" in the Company's 2018 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2018 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2018 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2018 Proxy Statement that will be filed within 120 days of fiscal year end and is hereby incorporated by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the “Exhibit Index” on pages 111-113 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

Item 16. Form 10-K Summary

None.

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

10(n)
Form of Change of Control Agreement, dated February 6, 2006, by and between City Holding Company and Jeffrey D. Legge (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2013 filed March 7, 2014 with the Securities and Exchange Commission).

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

Date:	February 28, 2018		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ Charles R. Hageboeck, Ph.D.
C. Dallas Kayser	Charles R. Hageboeck, Ph.D.
Chairman	Director, President, and Chief Executive Officer

/s/ John R. Elliot	/s/ David W. Hambrick
John R Elliot	David W. Hambrick
Director	Director

/s/ Charles W. Fairchilds	/s/ Tracy W. Hylton, II
Charles W. Fairchilds	Tracy W. Hylton, II
Director	Director

/s/ William H. File, III	/s/ J. Thomas Jones
William H. File, III	J. Thomas Jones
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Jay C. Goldman	/s/ Sharon H. Rowe
Jay C. Goldman	Sharon H. Rowe
Director	Director

/s/ Patrick C. Graney, III	/s/ Diane Strong-Treister
Patrick C. Graney, III	Diane Strong-Treister
Director	Director