Form 10-Q
period 2018-03-31
CITY HOLDING CO
filed 2018-05-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2018
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
Common stock, $2.50 Par Value – 15,434,993 shares as of April 30, 2018.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (12) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (13) the impact of new minimum capital thresholds established as a part of the implementation of Basel III; and (14) other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risk factors included in the disclosures under the heading “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$97,495	$54,450
Interest-bearing deposits in depository institutions	26,283	28,058
Cash and Cash Equivalents	123,778	82,508

Investment securities available for sale, at fair value	545,628	550,389
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2018 and December 31, 2017 - $62,146 and $65,646, respectively)	62,277	64,449
Other securities	22,165	14,147
Total Investment Securities	630,070	628,985

Gross loans	3,137,681	3,127,410
Allowance for loan losses	(18,381)	(18,836)
Net Loans	3,119,300	3,108,574

Bank owned life insurance	104,052	103,440
Premises and equipment, net	72,920	72,682
Accrued interest receivable	9,528	9,223
Net deferred tax asset	14,467	11,913
Goodwill and other intangible assets, net	78,468	78,595
Other assets	47,432	36,361
Total Assets	$4,200,015	$4,132,281

Liabilities
Deposits:
Noninterest-bearing	$703,209	$666,639
Interest-bearing:
Demand deposits	816,976	769,245
Savings deposits	816,245	796,275
Time deposits	1,110,532	1,083,475
Total Deposits	3,446,962	3,315,634

Short term borrowings:
Federal funds purchased	—	54,000
Customer repurchase agreements	195,375	198,219
Long-term debt	16,495	16,495
Other liabilities	49,306	45,426
Total Liabilities	3,708,138	3,629,774
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2018 and December 31, 2017, less 3,608,051 and 3,429,519 shares in treasury, respectively	47,619	47,619
Capital surplus	140,547	140,960
Retained earnings	457,650	444,481
Cost of common stock in treasury	(137,420)	(124,909)
Accumulated other comprehensive income (loss):
Unrealized (loss) on securities available-for-sale	(11,486)	(611)
Underfunded pension liability	(5,033)	(5,033)
Total Accumulated Other Comprehensive Income (Loss)	(16,519)	(5,644)
Total Shareholders’ Equity	491,877	502,507
Total Liabilities and Shareholders’ Equity	$4,200,015	$4,132,281
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2018	2017

Interest and fees on loans	$32,918	$30,104
Interest and dividends on investment securities:
Taxable	3,981	3,444
Tax-exempt	703	663
Interest on deposits in depository institutions	42	3
Total Interest Income	37,644	34,214

Interest Expense
Interest on deposits	4,326	3,429
Interest on short-term borrowings	460	157
Interest on long-term debt	211	181
Total Interest Expense	4,997	3,767
Net Interest Income	32,647	30,447
Provision for loan losses	181	681
Net Interest Income After Provision for Loan Losses	32,466	29,766

Non-Interest Income
Net gains on sale of investment securities	—	4,276
Service charges	6,862	6,730
Bankcard revenue	4,334	4,140
Trust and investment management fee income	1,568	1,386
Bank owned life insurance	821	1,229
Other income	907	746
Total Non-Interest Income	14,492	18,507

Non-Interest Expense
Salaries and employee benefits	13,151	12,948
Occupancy related expense	2,404	2,473
Equipment and software related expense	1,831	1,890
FDIC insurance expense	315	375
Advertising	787	733
Bankcard expenses	1,076	943
Postage, delivery, and statement mailings	578	555
Office supplies	313	361
Legal and professional fees	450	449
Telecommunications	500	484
Repossessed asset losses, net of expenses	370	336
Other expenses	3,162	3,053
Total Non-Interest Expense	24,937	24,600
Income Before Income Taxes	22,021	23,673
Income tax expense	4,405	7,647
Net Income Available to Common Shareholders	$17,616	$16,026

Total Comprehensive Income	$9,398	$16,899

Average shares outstanding, basic	15,414	15,252
Effect of dilutive securities	22	25
Average shares outstanding, diluted	15,436	15,277

Basic earnings per common share	$1.13	$1.04
Diluted earnings per common share	$1.13	$1.04
Dividends declared per common share	$0.46	$0.44

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$17,616	$16,026

Unrealized (losses) gains on available-for-sale securities arising during the period	(10,712)	5,660
Reclassification adjustment for gains	—	(4,276)
Other comprehensive (loss) income before income taxes	(10,712)	1,384
Tax effect	2,494	(511)
Other comprehensive income (loss), net of tax	(8,218)	873

Comprehensive Income, Net of Tax	$9,398	$16,899

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2018 and 2017
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	16,026	—	—	16,026
Other comprehensive income	—	—	—	—	873	873
Cash dividends declared ($0.44 per share)	—	—	(6,917)	—	—	(6,917)
Stock-based compensation expense	—	780	—	—	—	780
Restricted awards granted	—	(638)	—	638	—	—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 1,250 stock options	—	(17)	—	55	—	38
Balance at March 31, 2017	$47,619	$140,305	$426,126	$(126,265)	$(6,139)	$481,646

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	17,616	—	—	17,616
Other comprehensive income	—	—	—	—	(8,218)	(8,218)
Adoption of new accounting pronouncement (see Note B)			2,657		(2,657)	—
Cash dividends declared ($0.46 per share)	—	—	(7,104)	—	—	(7,104)
Stock-based compensation expense	—	793	—	—	—	793
Restricted awards granted	—	(1,135)	—	1,135	—	—
Exercise of 7,388 stock options	—	(71)	—	351	—	280
Purchase of 204,327 treasury shares	—	—	—	(13,997)	—	(13,997)
Balance at March 31, 2018	$47,619	$140,547	$457,650	$(137,420)	$(16,519)	$491,877

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2018	2017
Net income	$17,616	$16,026
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	410	361
Provision for loan losses	181	681
Depreciation of premises and equipment	1,270	1,525
Deferred income tax expense	287	2,931
Net periodic employee benefit cost	111	114
Realized investment securities gains	—	(4,276)
Stock-compensation expense	793	780
Excess tax benefit from stock-compensation expense	(155)	(189)
Proceeds from life insurance	210	1,137
Increase in value of bank-owned life insurance	(612)	(749)
Loans originated for sale	(2,606)	(3,951)
Proceeds from the sale of loans originated for sale	2,874	6,118
Gain on sale of loans	(79)	(167)
Change in accrued interest receivable	(305)	(236)
Change in other assets	(11,128)	(131)
Change in other liabilities	3,504	383
Net Cash Provided by Operating Activities	12,371	20,357

Proceeds from sales of securities available-for-sale	—	5,576
Proceeds from maturities and calls of securities available-for-sale	21,230	23,390
Proceeds from maturities and calls of securities held-to-maturity	2,142	2,823
Purchases of securities available-for-sale	(35,721)	(39,747)
Net increase in loans	(10,827)	(30,826)
Purchases of premises and equipment	(1,561)	(2,111)
Disposals of premises and equipment	55	1,781
Net Cash (Used in) Investing Activities	(24,682)	(39,114)

Net increase in non-interest-bearing deposits	36,570	42,505
Net increase in interest-bearing deposits	94,758	118,616
Net (decrease) in short-term borrowings	(56,844)	(61,619)
Proceeds from issuance of common stock	—	28,408
Purchases of treasury stock	(13,997)	—
Proceeds from exercise of stock options	280	38
Dividends paid	(7,186)	(6,518)
Net Cash Provided by Financing Activities	53,581	121,430
Increase in Cash and Cash Equivalents	41,270	102,673
Cash and cash equivalents at beginning of period	82,508	88,139
Cash and Cash Equivalents at End of Period	$123,778	$190,812

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2018

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 86 banking offices in West Virginia (57), Virginia (14), Kentucky (12) and southeastern Ohio (3). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY) and Lexington (KY). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2018. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements included in the Company’s 2017 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2017 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B - Recent Accounting Pronouncements

Recently Adopted:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard clarifies the principles for recognizing revenue and developed a common revenue standard. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identifying the contract or contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The FASB also issued several amendments to the standard, including clarifications relating to performance obligations and licensing implementation guidance and reporting gross versus net revenue. The Company adopted the standard effective January 1, 2018 using the modified retrospective approach, but did not record a cumulative effect adjustment to opening retained earnings given the immaterial impact. As part of the adoption, the Company evaluated the terms of the contracts that supported each of the revenue streams that were within the scope of ASU 2014-09 and determined that the adoption did not significantly change the way the Company recognizes revenue from each stream.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This ASU became effective for the Company for interim and annual periods on January 1, 2018. The adoption of ASU No. 2016-01 did not have a material impact on the Company's financial statements. During the three months ended March 31, 2018, a $0.2 million gain was recognized in other income in the consolidated statements of income as a result of the change in the fair value of equity and perpetual preferred securities due to the adoption of ASU 2016-01.  Additionally, $2.7 million, net of deferred taxes, was reclassified from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period unrealized gain position of these securities (see Note C Investments and Note J Accumulated Other Comprehensive Loss).

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This amendment clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2017-01 did not have a material impact on the Company's financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This amendment requires that an employer disaggregate the service cost component from the other components of net benefit cost and also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2017-07 did not have a material impact on the Company's financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASU No. 2016-09. This ASU became effective for the Company on January 1, 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s financial statements.

In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)." This amendment provides modifications to previously issued ASUs 2014-09 and 2016-02. The adoption of ASU No. 2017-13 did not have a material impact on the Company's financial statements.

In November 2017, the FASB issued ASU No. 2017-14, "Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)." This amendment supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 116. The adoption of ASU No. 2017-14 did not have a material impact on the Company's financial statements.

Pending Adoption:

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This amendment permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act ("TCJA") to retained earnings. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permissible. The Company elected to early adopt this amendment as of December 31, 2017 and the December 31, 2017 balance sheet reflects this adoption.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1	$—	$—	$1	$2	$—	$—	$2
Obligations of states and
political subdivisions	94,474	709	1,010	94,173	94,552	2,051	407	96,196
Mortgage-backed securities:
U.S. government agencies	442,044	462	15,112	427,394	425,559	1,093	7,305	419,347
Private label	599	3	—	602	649	3	—	652
Trust preferred securities	4,767	26	—	4,793	4,764	26	54	4,736
Corporate securities(1)	17,102	98	—	17,200	21,916	475	123	22,268
Total Debt Securities	558,987	1,298	16,122	544,163	547,442	3,648	7,889	543,201
Marketable equity securities	—	—	—	—	2,136	3,563	—	5,699
Investment funds	1,525	—	60	1,465	1,525	—	36	1,489
Total Securities
Available-for-Sale	$560,512	$1,298	$16,182	$545,628	$551,103	$7,211	$7,925	$550,389

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$58,277	$88	$219	$58,146	$60,449	$1,222	$25	$61,646
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$62,277	$88	$219	$62,146	$64,449	$1,222	$25	$65,646

Other investment securities:
Non-marketable equity securities	$11,581	$—	$—	$11,581	$14,147	$—	$—	$14,147
Marketable equity securities(1)	6,947	—	—	10,584	—	—	—	—
Total Other Investment
Securities	$18,528	$—	$—	$22,165	$14,147	$—	$—	$14,147

(1) Effective January 1, 2018, the Company's equity and perpetual preferred securities are measured at fair value through net income.

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

	March 31, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$24,204	$211	$18,955	$799	$43,159	$1,010
Mortgage-backed securities:
U.S. Government agencies	266,824	7,208	134,047	7,904	400,871	15,112
Corporate securities	—	—	—	—	—	—
Investment funds	1,500	60	—	—	1,500	60
Total available-for-sale	$292,528	$7,479	$153,002	$8,703	$445,530	$16,182

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government Agencies	$39,433	$219	$—	$—	$39,433	$219
Total held-to-maturity	$39,433	$219	$—	$—	$39,433	$219

	December 31, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,913	$28	$19,440	$379	$24,353	$407
Mortgage-backed securities:
U.S. Government agencies	172,807	1,887	140,226	5,418	313,033	7,305
Trust preferred securities	4,475	54	—	—	4,475	54
Corporate securities	3,357	49	2,350	74	5,707	123
Investment funds	1,500	36	—	—	1,500	36
Total available-for-sale	$187,052	$2,054	$162,016	$5,871	$349,068	$7,925

Securities held-to-maturity
Mortgage-backed securities
U.S. Government agencies	$7,182	$25	$—	$—	$7,182	$25
Total held-to-maturity	$7,182	$25	$—	$—	$7,182	$25

During the three months ended March 31, 2018 and 2017, the Company had no investment impairment losses. At March 31, 2018, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $1.8 million ($0.2 million related to the Company's debt securities and $1.6 million related to the Company's equity securities).

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2018, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2018, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$2,715	$2,715
Due after one year through five years	13,888	13,850
Due after five years through ten years	76,197	73,698
Due after ten years	470,998	458,604
Total	$563,798	$548,867

Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	62,277	62,146
Total	$62,277	$62,146

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands).

	Three months ended March 31,
	2018	2017

Equity and perpetual preferred security unrealized gains recognized	$180	$—

Gross realized gains on securities sold	—	4,276
Gross realized losses on securities sold	—	—
Net investment security gains	$—	$4,276

During the three months ended March 31, 2018 a $0.2 million unrealized gain was recognized in other income in the consolidated statements of income as a result of the change in the fair value of equity and perpetual preferred securities due to the adoption of ASU 2016-01.  Additionally, $2.7 million, net of deferred taxes, was reclassified from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period fair value impact of these securities.

During the three months ended March 31, 2017 the Company realized $4.3 million of investment gains. These gains represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. As a result of these sales, the Company no longer holds any pooled trust preferred securities in its investment portfolio.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $448 million and $429 million at March 31, 2018 and December 31, 2017, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2018	December 31, 2017
Residential real estate	$1,465,215	$1,468,278
Home equity	138,477	139,499
Commercial and industrial	204,592	208,484
Commercial real estate	1,296,304	1,277,576
Consumer	29,570	29,162
DDA overdrafts	3,523	4,411
Gross loans	3,137,681	3,127,410
Allowance for loan losses	(18,381)	(18,836)
Net loans	$3,119,300	$3,108,574

Construction loans of $26.6 million and $25.3 million are included within residential real estate loans at March 31, 2018 and December 31, 2017, respectively.  Construction loans of $30.9 million and $28.9 million are included within commercial real estate loans at March 31, 2018 and December 31, 2017, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan loss, by portfolio loan classification, for the three months ended March 31, 2018 and 2017 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2018 and December 31, 2017 (in thousands).

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Three months ended March 31, 2018
Allowance for loan loss
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(339)	(157)	(131)	(71)	(99)	(636)	(1,433)
Recoveries	2	223	106	—	46	420	797
Provision for acquired loans	—	—	—	—	—	—	—

Provision	529	(480)	(244)	133	203	40	181
Ending balance	$4,763	$5,769	$4,943	$1,200	$212	$1,494	$18,381

Three months ended March 31, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(53)	(180)	(626)	(121)	(6)	(636)	(1,622)
Recoveries	2	11	25	—	11	371	420
Provision for acquired loans	—	(19)	—	—	—	—	(19)
Provision	128	(381)	644	3	(23)	329	700
Ending balance	$4,283	$6,004	$6,723	$1,299	$64	$836	$19,209

As of March 31, 2018
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$172	$—	$—	$—	$—	$172
Collectively	4,759	5,530	4,843	1,200	208	1,494	18,034
Acquired with deteriorated credit quality	4	67	100	—	4	—	175
Total	$4,763	$5,769	$4,943	$1,200	$212	$1,494	$18,381

Loans
Evaluated for impairment:
Individually	$849	$8,757	$—	$—	$—	$—	$9,606
Collectively	203,537	1,282,064	1,462,622	138,477	29,454	3,523	3,119,677
Acquired with deteriorated credit quality	206	5,483	2,593	—	116	—	8,398
Total	$204,592	$1,296,304	$1,465,215	$138,477	$29,570	$3,523	$3,137,681

As of December 31, 2017
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$647	$—	$—	$—	$—	$647
Collectively	4,567	5,313	5,112	1,138	58	1,670	17,858
Acquired with deteriorated credit quality	4	223	100	—	4	—	331
Total	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

Loans
Evaluated for impairment:
Individually	$849	$8,818	$—	$—	$—	$—	$9,667
Collectively	207,429	1,263,076	1,465,685	139,499	29,046	4,411	3,109,146
Acquired with deteriorated credit quality	206	5,682	2,593	—	116	—	8,597
Total	$208,484	$1,277,576	$1,468,278	$139,499	$29,162	$4,411	$3,127,410

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

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
March 31, 2018
Pass	$171,815	$1,252,937	$1,424,752
Special mention	25,524	7,078	32,602
Substandard	7,253	36,289	43,542
Doubtful	—	—	—
Total	$204,592	$1,296,304	$1,500,896

December 31, 2017
Pass	$175,951	$1,231,256	$1,407,207
Special mention	25,872	8,068	33,940
Substandard	6,661	38,252	44,913
Doubtful	—	—	—
Total	$208,484	$1,277,576	$1,486,060

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
March 31, 2018
Residential real estate	$1,461,802	$3,413	$1,465,215
Home equity	138,341	136	138,477
Consumer	29,570	—	29,570
DDA overdrafts	3,523	—	3,523
Total	$1,633,236	$3,549	$1,636,785

December 31, 2017
Residential real estate	$1,465,445	$2,833	$1,468,278
Home equity	139,239	260	139,499
Consumer	29,162	—	29,162
DDA overdrafts	4,411	—	4,411
Total	$1,638,257	$3,093	$1,641,350

Aging Analysis of Accruing and Non-Accruing Loans

Interest income on loans is accrued and credited to operations based upon the principal amount outstanding, using methods that generally result in level rates of return.  Loan origination fees, and certain direct costs, are deferred and amortized as an adjustment to the yield over the term of the loan.  The accrual of interest generally is discontinued when a loan becomes 90 days past due as to principal or interest for all loan types.  However, any loan may be placed on non-accrual status if the Company receives information that indicates a borrower is unable to meet the contractual terms of its respective loan agreement.  Other indicators considered for placing a loan on non-accrual status include the borrower’s involvement in bankruptcies, foreclosures, repossessions, litigation and any other situation resulting in doubt as to whether full collection of contractual principal and interest is attainable.  When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses.  Management may elect to continue the accrual of interest when the net realizable value of collateral exceeds the principal balance and related accrued interest, and the loan is in the process of collection.

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

The following table presents an aging analysis of the Company’s accruing and non-accruing loans, by portfolio loan classification (in thousands):

	March 31, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,456,243	$4,353	$1,206	$82	$3,331	$1,465,215
Home equity	137,727	458	157	1	134	138,477
Commercial and industrial	203,468	61	—	—	1,063	204,592
Commercial real estate	1,289,722	1,520	—	—	5,062	1,296,304
Consumer	29,549	21	—	—	—	29,570
DDA overdrafts	3,092	422	1	8	—	3,523
Total	$3,119,801	$6,835	$1,364	$91	$9,590	$3,137,681

	December 31, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,458,746	$5,990	$709	$19	$2,814	$1,468,278
Home equity	138,480	671	88	92	168	139,499
Commercial and industrial	206,447	549	1	142	1,345	208,484
Commercial real estate	1,269,520	1,841	245	—	5,970	1,277,576
Consumer	29,108	39	13	2	—	29,162
DDA overdrafts	3,849	541	14	7	—	4,411
Total	$3,106,150	$9,631	$1,070	$262	$10,297	$3,127,410

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$849	$3,013	$—	$849	$3,013	$—
Commercial real estate	5,782	7,607	—	3,036	4,861	—
Total	$6,631	$10,620	$—	$3,885	$7,874	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,975	2,975	172	5,782	5,782	647
Total	$2,975	$2,975	$172	$5,782	$5,782	$647

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Three months ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$774	—	$1,365	$—
Commercial real estate	3,008	3	3,118	5
Total	$3,782	$3	$4,483	$5

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	5,750	52	2,832	19
Total	$5,750	$52	$2,832	$19

     Approximately $0.1 million and $0.2 million of interest income would have been recognized during the three months ended March 31, 2018 and 2017, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2018.

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

The following tables set forth the Company’s TDRs (in thousands):

	March 31, 2018			December 31, 2017
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$125	$—	$125	$135	$—	$135
Commercial real estate	8,324	—	8,324	8,381	—	8,381
Residential real estate	20,786	256	21,042	21,005	84	21,089
Home equity	3,015	40	3,055	3,047	50	3,097
Consumer	—	—	—	—	—	—
Total	$32,250	$296	$32,546	$32,568	$134	$32,702

	New TDRs
	Three months ended March 31,
	2018			2017
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	3,015	3,015
Residential real estate	7	412	412	9	1,130	1,130
Home equity	4	77	77	2	58	58
Consumer	—	—	—	—	—	—
Total	11	$489	$489	12	$4,203	$4,203

Note F –    Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2018	December 31, 2017
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 5.62% and 5.09%, respectively	$16,495	$16,495

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

Distributions on the Debentures are cumulative and will be payable quarterly at an interest rate of 3.50% over the three month LIBOR rate, reset quarterly.  Interest payments are due in March, June, September and December each year until maturity.  The Debentures are redeemable prior to maturity at the option of the Company (i) in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of certain predefined events.

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

Note G –Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of March 31, 2018 and December 31, 2017, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three months ended March 31, 2018 and 2017, hedge ineffectiveness was less than $0.1 million and the change in fair value was less than $0.1 million, for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$86,856	$2,039	$225,480	$4,877
Loan interest rate swap - liabilities	426,241	19,452	314,450	9,513
Financial institution counterparties:
Loan interest rate swap - assets	432,755	19,620	320,949	9,591
Loan interest rate swap - liabilities	86,856	2,039	218,924	4,877

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - assets	3,961	93	4,326	34

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2018	2017
Change in fair value non-hedging interest rate derivatives:
Other expense	$90	$45

Change in fair value hedging interest rate derivatives:
Other expense	1	(4)

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2018 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$2,039	$—	$2,039	$—	$2,039	$2,039	$—
Interest rate swap agreements - financial institution counterparties	$19,620	$—	$19,620	$—	$—	$—	$19,620

Hedging derivative assets:
Interest rate swap agreements - financial institution counterparties	$93	$—	$93	$—	$70	$70	$23

Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	$19,452	$—	$19,452	$—	$19,452	$19,452	$—
Interest rate swap agreements - financial institution counterparties	$2,039	$—	$2,039	$—	$14,671	$14,671	$—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Consolidated Balance Sheets, no value is displayed to represent full collateralization.

Note H –Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of March 31, 2018, approximately 541,000 shares were still available to be issued under the 2013 Plan.

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

Certain stock options and restricted stock awards granted pursuant to the 2013 Plan have performance-based vesting requirements. These shares will vest in three separate annual installments of approximately 33.33% per installment on the third, fourth and fifth anniversaries of the grant date, subject further to performance-based vesting requirements. To meet the performance-based vesting requirement, the Company's mean return on average assets of the three, four and five year period prior to the respective vesting date must meet or exceed the median return on average assets over the 20 year period immediately preceding the vesting date of all FDIC insured depository institutions. The mean return on average assets excludes merger and acquisition expenses and other nonrecurring items as determined by the Board of Directors of the Company.

In 2018, the Board of Directors granted the named executive officers ("NEOs") restricted stock units ("RSUs") and performance share units ("PSUs"). The RSUs will vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs will vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on (1) the Company's three-year relative average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies and (2) the Company's total shareholder return ("TSR") relative to the TSR of the selected peer companies during the three-year performance period. If the three-year relative ROA is at or below the 25th percentile, 0% of the PSU grant will be earned; at the 50th percentile, 100% of the PSU grant will be earned; or at the 100th percentile, 200% of the PSU grant will be earned. The payout of the PSUs will be increased or decreased as determined by a modifier based on the Company's TSR. If the three-year relative TSR is at or below the 25th percentile, the number of PSUs granted will be reduced by 25%; at the 50th percentile, the number of PSUs granted will not be adjusted; or at or above the 75th percentile, the number of PSUs granted will be increased by 25%.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2018		2017
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	87,605	$47.15	86,613	$41.08
Granted	—	—	17,631	66.32
Exercised	(7,387)	37.85	(1,250)	30.38
Outstanding at March 31	80,218	$48.00	102,994	$45.53

Exerciseable at March 31	24,943	$40.38	23,276	$36.70

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Three months ended March 31,
	2018	2017
Proceeds from stock option exercises	$280	$38
Intrinsic value of stock options exercised	220	44

Stock-based compensation expense associated with stock options	$54	$65

At period-end:	March 31, 2018
Unrecognized stock-based compensation expense associated with stock options	$328
Weighted average period (in years) in which the above amount is expected to be
recognized	2.4

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2018 and 2017, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2018, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at March 31, 2018 is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$30.00 - $34.99	500	$30.38	0.7	$19	500	$30.38	0.7	$19
35.00 - 39.99	15,475	37.74	4.9	477	15,475	37.74	4.9	477
40.00 - 44.99	33,651	43.92	7.4	829	4,650	44.43	6.0	112
45.00 - 49.99	12,961	46.61	6.9	284	4,318	46.61	6.9	95
50.00 - 70.00	17,631	66.32	8.9	40	—	—	—	—
	80,218			$1,649	24,943			$703

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted:

Three months ended March 31,
2017
Risk-free interest rate	2.12%
Expected dividend yield	2.60%
Volatility factor	25.80%
Expected life of option	7.0 years

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2018, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2018		2017
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	170,033	$44.34	180,622	$39.31
Granted	23,163	68.63	10,609	66.33
Forfeited	—	—	(750)	42.05
Vested	(20,864)	40.44	(18,438)	37.50
Outstanding at March 31	172,332	$48.08	172,043	$41.16

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2018	2017
Stock-based compensation expense associated with restricted shares	$379	$355

At period-end:	March 31, 2018
Unrecognized stock-based compensation expense associated with restricted shares	$4,432
Weighted average period (in years) in which the above amount is expected to be
recognized	3.5

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2018 and 2017, all shares issued in connection with restricted stock awards were issued from available treasury stock.

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains two frozen defined benefit pension plans (the “Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company anticipates making a $1.6 million contribution in late 2018 or early 2019 (which has been accrued at March 31, 2018), when the termination process is expected to be completed.

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended March 31,
	2018	2017
Components of net periodic cost:
Interest cost	$147	$193
Expected return on plan assets	(270)	(294)
Net amortization and deferral	218	215
Net Periodic Pension Cost	$95	$114

401(k) Plan expense	$218	$251

Defined Benefit Plan contributions	$—	$—

The components of net periodic benefit cost are included in the line item "other expenses" in the consolidated statements of income.

Note I –	Commitments and Contingencies

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

	March 31, 2018	December 31, 2017
Commitments to extend credit:
Home equity lines	$196,946	$194,477
Commercial real estate	45,832	66,901
Other commitments	159,622	184,895
Standby letters of credit	7,098	7,151
Commercial letters of credit	863	831

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

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23% for the three months ended March 31, 2018 and 37% for the three months ended March 31, 2017.

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	—	3,571	3,571
Amounts reclassified from other comprehensive loss	—	(2,698)	(2,698)
	—	873	873

Balance at March 31, 2017	$(4,660)	$(1,479)	$(6,139)

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	—	(8,218)	(8,218)
Amounts reclassified from other comprehensive loss	—	—	—
	—	(8,218)	(8,218)

Adoption of new accounting pronouncement	—	(2,657)	(2,657)
Balance at March 31, 2018	$(5,033)	$(11,486)	$(16,519)

As a result of the adoption of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the Company reclassified $2.7 million of unrealized gains and losses net of tax, relating to its equity and perpetual preferred securities, from other comprehensive income to retained earnings on January 1, 2018.

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Affected line item
	March 31,		in the Statements
	2018	2017	of Income

Securities available-for-sale:
Net unrealized securities gains (losses) reclassified into earnings	$—	$(4,276)	Security gains (losses)
Related income tax expense	—	1,578	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$(2,698)

Note K –Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Net income available to common shareholders	$17,616	$16,026
Less: earnings allocated to participating securities	(195)	(177)
Net earnings allocated to common shareholders	$17,421	$15,849

Distributed earnings allocated to common stock	$7,023	$6,782
Undistributed earnings allocated to common stock	10,398	9,067
Net earnings allocated to common shareholders	$17,421	$15,849

Average shares outstanding	15,414	15,252
Effect of dilutive securities:
Employee stock awards	22	25
Shares for diluted earnings per share	15,436	15,277

Basic earnings per share	$1.13	$1.04
Diluted earnings per share	$1.13	$1.04

Options to purchase approximately 2,000 shares and 1,000 shares of common stock were outstanding during the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2018.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1	$—	$1	$—
Obligations of states and political subdivisions	94,173	—	94,173	—
Mortgage-backed securities:
U.S. Government agencies	427,394	—	427,394	—
Private label	602	—	602	—
Trust preferred securities	4,793	—	4,532	261
Corporate securities	17,200	—	17,200	—
Marketable equity securities	10,584	10,584	—	—
Investment funds	1,465	1,465	—	—
Derivative assets	21,752	—	21,752	—
Financial Liabilities
Derivative liabilities	21,491	—	21,491	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,434	$—	$—	$9,434	$(172)
Non-Financial Assets
Other real estate owned	3,912	—	—	3,912	(225)

December 31, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	96,196	—	96,196	—
Mortgage-backed securities:
U.S. Government agencies	419,347	—	419,347	—
Private label	652	—	652	—
Trust preferred securities	4,736	—	4,475	261
Corporate securities	22,268	—	22,268	—
Marketable equity securities	5,699	5,699	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	14,502	—	14,502	—
Financial Liabilities
Derivative liabilities	14,390	—	14,390	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,020	$—	$—	$9,020	$(647)
Non-Financial Assets
Other real estate owned	3,585	—	—	3,585	(374)
Other assets	—	—	—	—	(170)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$261	$2,535
Included in other comprehensive income	—	(977)
Dispositions	—	(1,300)
Transfers into Level 3	—	—
Ending balance	$261	$258

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2018 and 2017, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2018 and 2017, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three months ended March 31,
	2018	2017

Beginning balance	$9,020	$6,916

Loans classified as impaired during the period	—	3,015
Specific valuation allowance allocations	—	—
Loans classified as impaired during the period, net of specific valuation allowances	—	3,015

(Additional) reduction in specific valuation allowance allocations	(474)	(29)

Paydowns, payoffs, other activity	888	(301)

Ending balance	$9,434	$9,601

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

	Three months ended March 31,
	2018	2017

Beginning balance	$3,585	$4,588

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,218	1,226
Charge-offs recognized in the allowance for loan losses	(353)	(442)
Fair value	865	784

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,362	1,464
Fair value	1,137	1,273
Write-downs included in other non-interest expense	(225)	(191)

Disposed	(313)	(776)

Ending balance	$3,912	$4,405

ASC Topic 825 “Financial Instruments”, as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rates and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used in estimating fair value for financial instruments:

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

Net loans:  The fair value of the loan portfolio is estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers for the same remaining maturities, the credit risk associated with such loans and other market factors, including liquidity. Loans were first segregated by type such as commercial, real estate and consumer, and were then further segmented into fixed, adjustable and variable rate categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Cash and cash equivalents	$123,778	$123,778	$123,778	$—	$—
Securities available-for-sale	545,628	545,628	1,465	543,902	261
Securities held-to-maturity	62,277	62,146	—	62,146	—
Other securities	22,165	22,165	10,584	11,581	—
Net loans	3,119,300	3,076,380	—	—	3,076,380
Accrued interest receivable	9,528	9,528	9,528	—	—
Derivative assets	21,752	21,752	—	21,752	—

Liabilities:
Deposits	3,446,962	3,437,168	2,336,430	1,100,738	—
Short-term debt	195,375	195,375	—	195,375	—
Long-term debt	16,495	16,432	—	16,432	—
Derivative liabilities	21,491	21,491	—	21,491	—

December 31, 2017
Assets:
Cash and cash equivalents	82,508	82,508	82,508	—	—
Securities available-for-sale	550,389	550,389	7,188	542,940	261
Securities held-to-maturity	64,449	65,646	—	65,646	—
Other securities	14,147	14,147	—	14,147	—
Net loans	3,108,574	3,014,425	—	—	3,014,425
Accrued interest receivable	9,223	9,223	9,223	—	—
Derivative assets	14,502	14,502	—	14,502	—

Liabilities:
Deposits	3,315,634	3,309,910	2,232,159	1,077,751	—
Short-term debt	252,219	252,219	—	252,219	—
Long-term debt	16,495	16,444	—	16,444	—
Derivative liabilities	14,390	14,390	—	14,390	—

Note M –Contracts with Customers

The Company's largest source of revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), and non-interest income. The Company's significant sources of non-interest income are: service charges, bankcard revenue, trust and investment management fee income and bank owned life insurance (which was also excluded from the ASC 606).

The following table shows the Company's total non-interest income segregated between those within the scope of ASC 606 and those with the scope of other GAAP Topics (in thousands):

Three months ended March 31, 2018
Non-interest income
Non-interest income from contracts with customers	$13,465
Non-interest income within the scope of other GAAP topics	1,027
Total non-interest income	$14,492

The Company's significant policies related to contracts with customers are discussed below.

Service Charges: Service charges consist of service charges on deposit accounts (monthly service fees, account analysis fees, non-sufficient funds ("NSF") fees and other deposit account related fees). For transaction based fees, the Company's performance obligation is generally satisfied, and the related revenue recognized, at a point in time. For nontransaction based fees, the Company's performance obligation is generally satisfied, and the related revenue recognized, over the period in which the service is provided (typically a month). Generally, payments are received immediately through a direct charge to the customer's account.

Bankcard Revenue: Bankcard revenue is primarily comprised of debit card income and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Company's debit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a non-Company cardholder uses a Company ATM or when a Company cardholder uses a non-Company ATM. The Company's performance obligation for bankcard revenue is generally satisfied, and the related revenue recognized, when the services are rendered. Generally, payments are received immediately or in the following month.

Trust and Investment Management Fee Income: Trust and investment management fee income is primarily comprised of fees earned from the management and administration of customer assets. The Company's performance obligation is generally satisfied over time (typically a quarter), and the related revenue recognized, based upon the quarter-end market value of the assets under management and the applicable fee rate. Generally, payments are received a few days after quarter-end through a direct charge to the customer's account.

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue	Three months ended
	Recognition	March 31, 2018
Major revenue streams
Service charges	At a point in time & over time	$6,862
Bankcard revenue	At a point in time	4,334
Trust and investment management fee income	Over time	1,568
Other income	At a point in time & over time	701
Net revenue from contracts with customers		13,465
Non-interest income within the scope of other GAAP topics		1,027
Total non-interest income		$14,492

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2017 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2017 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2016 and various state taxing authorities.

Financial Summary

Three months ended March 31, 2018 vs. 2017

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2018	2017

Net income available to common shareholders (in thousands)	$17,616	$16,026
Earnings per common share, basic	$1.13	$1.04
Earnings per common share, diluted	$1.13	$1.04
Dividend payout ratio	40.8%	42.4%
ROA*	1.69%	1.60%
ROE*	14.0%	13.7%
Average equity to average assets ratio	12.0%	11.7%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment.

The Company's net interest income for the three months ended March 31, 2018 increased $2.2 million compared to the three months ended March 31, 2017 (see Net Interest Income). The Company recorded a provision for loan losses of $0.2 million for the three months ended March 31, 2018 compared to $0.7 million for the three months ended March 31, 2017 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $4.0 million and non-interest expense increased $0.3 million for the three months ended March 31, 2018 from the three months ended March 31, 2017.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2017 are summarized in the following table (in millions):

	March 31,	December 31,
	2018	2017	$ Change	% Change

Cash and cash equivalents	$123.8	$82.5	$41.3	50.1%
Gross loans	3,137.7	3,127.4	10.3	0.3%
Other assets	47.4	36.4	11.0	30.2%

Total deposits	3,447.0	3,315.6	131.4	4.0%
Federal Funds purchased	—	54.0	(54.0)	(100.0)%

Shareholders' Equity	491.9	502.5	(10.6)	(2.1)%

Cash and cash equivalents increased $41.3 million from December 31, 2017 to $123.8 million at March 31, 2018 primarily due to an increase in cash on-hand (see Consolidated Statements of Cash Flows).

Gross loans increased $10.3 million (0.3%) from December 31, 2017 to $3.14 billion at March 31, 2018, primarily due to an increase in commercial real estate loans of $18.7 million (1.5%). This increase was partially offset by decreases in commercial and industrial loans ($3.9 million), residential real estate loans ($3.1 million) and home equity loans ($1.0 million).

Other assets increased $11.0 million (30.2%) from December 31, 2017 to $47.4 million at March 31, 2018 primarily due to an increase in the loan swap asset of $7.25 million due primarily to increases in the fair value of loan swap contracts.

Total deposits increased $131.4 million from December 31, 2017 to $3.45 billion at March 31, 2018 due to growth in demand deposits of $47.7 million, non-interest bearing deposits of $36.6 million, time deposits of $27.1 million, and savings deposits of $20.0 million during the quarter ended March 31, 2018.

Federal Funds purchased decreased $54.0 million from December 31, 2017, as the Company's deposit growth outpaced the Company's loan and securities growth.

Shareholders' equity decreased $10.6 million due to the repurchase of 204,000 common shares at a weighted average price of $68.50 per share ($14.0 million) as part of a one million share repurchase plan authorized by the Board of Directors in September 2014, an increase in other comprehensive loss of $8.2 million due to a decrease in the fair value of available for sale securities, and cash dividends declared of $7.1 million. These decreases in stockholders equity were partially offset by net income of $17.6 million and an increase due to stock based compensation of $1.1 million.

Net Interest Income

Three months ended March 31, 2018 vs. 2017

The Company’s net interest income increased from $32.4 million during the fourth quarter of 2017 to $32.6 million during the first quarter of 2018. $2.0 million, or 6.6%, from $30.8 million for the three months ended March 31, 2017 to $32.8 million for the three months ended March 31, 2018.The Company’s tax equivalent net interest income increased $2.0 million, or 6.6%, from $30.8 million for the three months ended March 31, 2017 to $32.8 million for the three months ended March 31, 2018. The increase was primarily due to higher interest rates on commercial loans which increased income by $1.4 million, higher interest rates on residential real estate loans which increased income $0.9 million, and higher average balances on commercials loans which increased income by $0.6 million as compared to the three months ended March 31, 2017. In addition, higher average investment balances increased investment income by $0.7 million. These increases were partially offset by increased interest expense on interest bearing accounts ($1.2 million), primarily due to an increase in the cost of funds, and decreased interest yields on investments ($0.3 million). The Company’s reported net interest margin increased from 3.45% for the three months ended March 31, 2017 to 3.51% for the three months ended March 31, 2018. Excluding the favorable impact of accretion, the net interest margin for the three months ended March 31, 2018 and 2017 would have been 3.48% and 3.42%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,603,911	$16,479	4.17%	$1,591,254	$15,479	3.95%
Commercial, financial, and agriculture(2)	1,496,817	15,608	4.23	1,429,075	13,584	3.85
Installment loans to individuals(2),(3)	33,076	504	6.18	35,650	595	6.77
Previously securitized loans(4)	***	327	***	***	447	***
Total loans	3,133,804	32,918	4.26	3,055,979	30,105	4.00
Securities:
Taxable	536,714	3,981	3.01	458,295	3,444	3.05
Tax-exempt(5)	91,722	890	3.94	84,784	1,019	4.87
Total securities	628,436	4,871	3.14	543,079	4,463	3.33
Deposits in depository institutions	29,648	42	0.57	16,826	3	0.07
Total interest-earning assets	3,791,888	37,831	4.05	3,615,884	34,571	3.88
Cash and due from banks	71,480			81,629
Bank premises and equipment	72,716			74,768
Other assets	245,721			253,378
Less: allowance for loan losses	(19,420)			(20,150)
Total assets	$4,162,385			$4,005,509

Liabilities
Interest-bearing demand deposits	$782,499	$357	0.19%	$708,434	$157	0.09%
Savings deposits	801,504	341	0.17	831,639	324	0.16
Time deposits(2)	1,096,157	3,628	1.34	1,052,218	2,948	1.14
Short-term borrowings	236,605	460	0.79	195,626	157	0.33
Long-term debt	16,495	211	5.19	16,495	181	4.45
Total interest-bearing liabilities	2,933,260	4,997	0.69	2,804,412	3,767	0.54
Noninterest-bearing demand deposits	681,150			690,243
Other liabilities	46,426			43,655
Stockholders’ equity	501,549			467,199
Total liabilities and stockholders’ equity	$4,162,385			$4,005,509
Net interest income		$32,834			$30,804
Net yield on earning assets			3.51%			3.45%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Three months ended March 31,
		2018	2017
	Residential real estate	$110	$138
	Commercial, financial and agriculture	150	175
	Installment loans to individuals	10	9
	Time deposits	—	16
		$270	$338

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21% for the period ending March 31, 2018 and 35% for the periods ending December 31, 2017 and March 31, 2017.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2018 vs. 2017
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$123	$877	$1,000
Commercial, financial, and agriculture	644	1,380	2,024
Installment loans to individuals	(43)	(48)	(91)
Previously securitized loans	—	(120)	(120)
Total loans	724	2,089	2,813
Securities:
Taxable	589	(52)	537
Tax-exempt(1)	83	(212)	(129)
Total securities	672	(264)	408
Deposits in depository institutions	2	37	39
Total interest-earning assets	$1,398	$1,862	$3,260
Interest-bearing liabilities:
Interest-bearing demand deposits	$16	$184	$200
Savings deposits	(12)	29	17
Time deposits	123	557	680
Short-term borrowings	33	270	303
Long-term debt	—	30	30
Total interest-bearing liabilities	$160	$1,070	$1,230
Net Interest Income	$1,238	$792	$2,030

(1)	Fully federal taxable equivalent using a tax rate of approximately 21%.

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

	Three months ended March 31,
	2018	2017

Net interest income (GAAP)	$32,647	$30,447
Taxable equivalent adjustment	187	357
Net interest income, fully taxable equivalent	$32,834	$30,804

Average interest earning assets	$3,791,888	$3,615,884

Net interest margin	3.51%	3.45%
Accretion related to fair value adjustments	(0.03)%	(0.03)%
Net interest margin (excluding accretion)	3.48%	3.42%

ROATCE*	16.7%	16.5%
*ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

Loans

Table Four
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Residential real estate	$1,465,215	$1,468,278	$1,444,795
Home equity	138,477	139,499	139,165
Commercial and industrial	204,592	208,484	205,011
Commercial real estate	1,296,304	1,277,576	1,250,106
Consumer	29,570	29,162	32,043
DDA overdrafts	3,523	4,411	3,053
Total loans	$3,137,681	$3,127,410	$3,074,173

Loan balances increased $10.3 million from December 31, 2017 to March 31, 2018.

Residential real estate loans decreased $3.1 million from December 31, 2017 to March 31, 2018.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2018, $26.6 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $1.0 million during the first three months of 2018.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans decreased $3.9 million from December 31, 2017 to March 31, 2018.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $18.7 million from December 31, 2017 to March 31, 2018. At March 31, 2018, $30.9 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $0.4 million during the first three months of 2018.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a provision for loan losses of $0.2 million in the first three months of 2018 as compared to $0.7 million in the first three months of 2017.  The provision for loan losses recorded in the first three months of 2018 reflects changes in the quality of the portfolio and general improvement in the Company’s historical loss rates used to compute the allowance not specifically allocated to individual credits. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.6 million for the first three months of 2018 and $1.2 million for the first three months of 2017.  Net charge-offs in the first three months of 2018 consisted primarily of net charge-offs on commercial and industrial loans ($0.3 million) and DDA overdrafts ($0.2 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2018 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Five
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Three months ended March 31,		Year ended December 31,
	2018	2017	2017
Balance at beginning of period	$18,836	$19,730	$19,730
Charge-offs:
Commercial and industrial	(339)	(53)	(400)
Commercial real estate	(157)	(180)	(720)
Residential real estate	(131)	(626)	(1,637)
Home equity	(71)	(121)	(403)
Consumer	(99)	(6)	(60)
DDA overdrafts	(636)	(636)	(2,714)
Total charge-offs	(1,433)	(1,622)	(5,934)
Recoveries:
Commercial and industrial	2	2	58
Commercial real estate	223	11	112
Residential real estate	106	25	294
Home equity	—	—	45
Consumer	46	11	63
DDA overdrafts	420	371	1,462
Total recoveries	797	420	2,034
Net charge-offs	(636)	(1,202)	(3,900)
Provision for purchased credit impaired loans	—	(19)	2,845
Provision for loan losses	181	700	161
Balance at end of period	$18,381	$19,209	$18,836
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.08%	0.16%	0.13%
Provision for loan losses (annualized)	0.02%	0.09%	0.10%
As a Percent of Non-Performing Loans:
Allowance for loan losses	189.87%	167.70%	178.39%
As a Percent of Total Loans:
Allowance for loan losses	0.59%	0.62%	0.60%

Table Six
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2018	2017	2017
Commercial and industrial	$4,763	$4,283	$4,571
Commercial real estate	5,769	6,004	6,183
Residential real estate	4,943	6,723	5,212
Home equity	1,200	1,299	1,138
Consumer	212	64	62
DDA overdrafts	1,494	836	1,670
Allowance for Loan Losses	$18,381	$19,209	$18,836

The ALLL decreased from $18.8 million at December 31, 2017 to $18.4 million at March 31, 2018.  Below is a summary of the changes in the components of the ALLL from December 31, 2017 to March 31, 2018.

The allowance related to the commercial and industrial loan portfolio increased from $4.6 million at December 31, 2017 to $4.8 million at March 31, 2018.

The allowance allocated to the commercial real estate portfolio decreased $0.4 million from $6.2 million at December 31, 2017 to $5.8 million at March 31, 2018, primarily due to a decrease in risk-rated loans which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio decreased from $5.2 million at December 31, 2017 to $4.9 million at March 31, 2018, primarily due to an improvement in historical loss rates, partially offset by growth in the loan portfolio.

The allowance allocated to the home equity loan portfolio increased slightly from $1.1 million at December 31, 2017 to $1.2 million at March 31, 2018.

The allowance allocated to the consumer loan portfolio increased slightly from $0.1 million at December 31, 2017 to $0.2 million at March 31, 2018.

The allowance allocated to overdraft deposit accounts decreased slightly from $1.7 million at December 31, 2017 to $1.5 million at March 31, 2018.

Table Seven
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of March 31,		December 31,
	2018	2017	2017
Non-accrual loans	$9,590	$11,418	$10,297
Accruing loans past due 90 days or more	91	35	262
Total non-performing loans	9,681	11,453	10,559
Other real estate owned ("OREO")	3,912	4,405	3,585
Total non-performing assets	$13,593	$15,858	$14,144

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.43%	0.52%	0.45%

Past-due loans	$8,291	$6,170	$10,964

As a Percentage of Total Loans
Past-due loans	0.26%	0.20%	0.35%

The Company’s ratio of non-performing assets to total loans and other real estate owned improved from 0.45% at December 31, 2017 to 0.43% at March 31, 2018. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $11.0 million, or 0.35% of total loans outstanding, at December 31, 2016 to $8.3 million, or 0.26% of total loans outstanding, at March 31, 2018.

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

Table Eight
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of March 31,		As of December 31,
	2018	2017	2017
Impaired loans with a valuation allowance	$2,975	$2,832	$5,782
Impaired loans with no valuation allowance	6,631	7,405	3,885
Total impaired loans	$9,606	$10,237	$9,667

Allowance for loan losses allocated to impaired loans	$172	$636	$647

The average recorded investment in impaired loans during the three months ended March 31, 2018 and March 31, 2017 was $9.5 million and $7.3 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2018.

The Company recognized less than $0.2 million, respectively, of interest income received in cash on non-accrual and impaired loans for both the three months ended March 31, 2018 and March 31, 2017.  Less than $0.1 million and $0.2 million of interest income, respectively, would have been recognized during the three months ended March 31, 2018 and March 31, 2017, if such loans had been current in accordance with their original terms.

Table Nine
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of March 31,		December 31,
	2018	2017	2017
Accruing:
Residential real estate	$20,786	$20,294	$21,005
Home equity	3,015	3,104	3,047
Commercial and industrial	125	38	135
Commercial real estate	8,324	8,513	8,381
Total accruing TDRs	32,250	31,949	32,568

Non-Accruing:
Residential real estate	256	100	84
Home equity	40	30	50
Total non-accruing TDRs	296	130	134

Total TDRs	$32,546	$32,079	$32,702

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 72% of the Company's total TDRs as of March 31, 2018. The average age of these TDRs was 12.1 years; the average current balance as a percentage of the original balance was 68.2%; and the average loan-to-value ratio was 65.4% as of March 31, 2018. Of the total 461 Chapter 7 related TDRs, 31 had an estimated loss exposure based on the current balance and appraised value at March 31, 2018.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2018 vs. 2017
(in millions)

	Three months ended March 31,
	2018	2017	$ Change	% Change
Gains on sale of investment securities	$—	$4.3	$(4.3)	(100.0)%
Non-interest income (excluding above gains)	14.5	14.2	0.3	2.1%

Non-interest expense	24.9	24.6	0.3	1.2%

Non-Interest Income: Non-interest income was $14.5 million for the first quarter of 2018 as compared to $18.5 million for the first quarter of 2017. During the first quarter of 2017 the Company realized $4.3 million of investment gains that represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. Exclusive of this gain, non-interest income increased from $14.2 million for the first quarter of 2017 to $14.5 million for the first quarter of 2018. This increase was attributable to an increase of $0.2 million, or 4.7%, in bankcard revenues; an increase of $0.2 million, or 13.1%, in trust and wealth management fee income; an increase of $0.2 million in other income; and an increase of $0.1 million, or 2.0%, in service charges. These increases were partially offset by a decrease of $0.4 million in bank owned life insurance revenues due to death benefit proceeds received in the first quarter of 2017.

Non-Interest Expense: Non-interest expenses increased $0.3 million, from $24.6 million in the first quarter of 2017 to $24.9 million in the first quarter of 2018. This increase was primarily due to an increase in salaries and employee benefits of $0.2 million due largely to salary increases.

Income Tax Expense: The Company’s effective income tax rate for the first quarter of 2018 was 20.0% compared to 40.2% for the year ended December 31, 2017, and 32.3% for the quarter ended March 31, 2017. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in corporate income tax rate, the Company reassessed its deferred tax assets and liabilities, which resulted in a charge to earnings in the fourth quarter of 2017 of $7.1 million. Exclusive of this item, the Company's tax rate from operations was 32.7% for the year ended December 31, 2017.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2018
+400	5.75%	+4.8%
+300	4.75	+5.6
+200	3.75	+5.5
+100	2.75	+3.8
-50	1.25	-6.1
-100	0.75	-14.4

December 31, 2017
+400	5.50%	+4.0%
+300	4.50	+5.9
+200	3.50	+6.2
+100	2.50	+4.7
-50	1.00	-6.0
-100	0.50	-12.3

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2018, City National could pay dividends up to $86.4 million plus net profits for the remainder of 2018, as defined by statute, up to the dividend declaration date without prior regulatory permission.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. Through the year ended December 31, 2017, the Company sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.8 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $28.4 million on an annualized basis over the next 12 months based on common shareholders outstanding at March 31, 2018.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of March 31, 2018, City Holding reported a cash balance of $39.0 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

Excluding the interest and dividend payments discussed above, City Holding has no significant commitments or obligations in years after 2018 other than the repayment of its $16.5 million obligation under the debentures held by City Holding Capital Trust III. However, this obligation does not mature until June 2038, or earlier at the option of City Holding. It is expected that City Holding will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of March 31, 2018, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2018, City National has the capacity to borrow an additional $1.7 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 74.3% as of March 31, 2018 and deposit balances fund 82.1% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $630.1 million at March 31, 2018, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $211.9 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 55.6% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $12.4 million of cash from operating activities during the first three months of 2018, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $24.7 million of cash in investing activities during the first three months of 2018, primarily due to net purchases of investment securities of $35.7 million and an increase in loans of $10.8 million. These increases were partially offset by a decrease in maturities and calls of securities available-for-sale of $21.2 million. The Company generated $53.6 million of cash in financing activities during the first three months of 2018, principally as a result of an increase in interest-bearing deposits of $94.8 million and an increase in non-interest-bearing deposits of $36.6 million. These increases were partially offset by a decrease in short-term borrowings of $56.8 million, purchases of treasury stock of $14.0 million, and dividends paid of $7.2 million to the Company’s common stockholders.

Capital Resources

Shareholders' equity decreased $10.6 million, or 2.1%, due to the repurchase of 204,000 common shares at a weighted average price of $68.50 per share ($14.0 million) as part of a one million share repurchase plan authorized by the Board of Directors in September 2014, an increase in other comprehensive loss of $8.2 million due to a decrease in the fair value of available for sale securities, and cash dividends declared of $7.1 million. These decreases in shareholders equity were partially offset by net income of $17.6 million and an increase in stock based compensation of $1.1 million.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET1") capital ratio of 6.375% and a total capital to risk-adjusted assets ratio of 9.875%, with at least one-half of capital consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 7.875%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET1, total capital, Tier I capital, and leverage ratios of 6.375%, 9.875%, 7.875%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

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

March 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$430,044	15.1%	$181,765	6.375%	$199,585	7.0%	$185,329	6.5%
City National Bank	355,791	12.6	180,218	6.375	197,887	7.0	183,752	6.5
Tier I Capital
City Holding Company	446,044	15.6	224,533	7.875	242,354	8.5	228,097	8.0
City National Bank	355,791	12.6	222,622	7.875	240,291	8.5	226,156	8.0
Total Capital
City Holding Company	464,936	16.3	281,558	9.875	299,378	10.5	285,122	10.0
City National Bank	374,682	13.3	279,161	9.875	296,830	10.5	282,695	10.0
Tier I Leverage Ratio
City Holding Company	446,044	10.9	163,651	4.000	163,651	4.0	204,564	5.0
City National Bank	355,791	8.8	161,470	4.000	161,470	4.0	201,837	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$430,154	15.1%	$163,441	5.750%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0	162,164	5.750	197,418	7.0	183,316	6.5
Tier I Capital
City Holding Company	446,154	15.7	206,078	7.250	241,609	8.5	227,397	8.0
City National Bank	338,105	12.0	204,468	7.250	239,721	8.5	225,620	8.0
Total Capital
City Holding Company	465,292	16.4	262,927	9.250	298,458	10.5	284,246	10.0
City National Bank	357,243	12.7	260,873	9.250	296,126	10.5	282,025	10.0
Tier I Leverage Ratio
City Holding Company	446,154	11.0	161,834	4.000	161,834	4.0	202,293	5.0
City National Bank	338,105	8.5	159,625	4.000	159,625	4.0	199,531	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of March 31, 2018, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2018, management believes that City Holding and City National have met all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of the outstanding shares at that time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2018:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 - January 31, 2018	—	$—	—	402,248
February 1 - February 28, 2018	140,629	$68.39	140,629	261,619
March 1 - March 31, 2018	63,698	$68.76	63,698	197,921

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 3, 2018