Form 10-Q
period 2018-06-30
CITY HOLDING CO
filed 2018-08-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2018
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
Common stock, $2.50 Par Value – 15,456,442 shares as of August 1, 2018.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (12) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (13) the impact of new minimum capital thresholds established as a part of the implementation of Basel III; (14) the businesses of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmer's Deposit Bancorp, Inc. and Farmers Deposit Bank may not integrate successfully or such integration may take longer to accomplish than expected (15) the expected cost savings and any revenue synergies from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmer's Deposit Bancorp, Inc. and Farmers Deposit Bank may not be fully realized within the expected time frames; (16) the disruption from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmer's Deposit Bancorp, Inc. may make it more difficult to maintain relationships with clients, associates, or suppliers; and (17) other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risk factors included in the disclosures under the heading “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$240,483	$54,450
Interest-bearing deposits in depository institutions	25,041	28,058
Cash and Cash Equivalents	265,524	82,508

Investment securities available for sale, at fair value	552,603	550,389
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2018 and December 31, 2017 - $59,628 and $65,646, respectively)	60,030	64,449
Other securities	28,920	14,147
Total Investment Securities	641,553	628,985

Gross loans	3,155,468	3,127,410
Allowance for loan losses	(16,876)	(18,836)
Net Loans	3,138,592	3,108,574

Bank owned life insurance	104,773	103,440
Premises and equipment, net	72,482	72,682
Accrued interest receivable	9,348	9,223
Net deferred tax asset	14,528	11,913
Goodwill and other intangible assets, net	78,342	78,595
Other assets	49,241	36,361
Total Assets	$4,374,383	$4,132,281

Liabilities
Deposits:
Noninterest-bearing	$684,614	$666,639
Interest-bearing:
Demand deposits	785,933	769,245
Savings deposits	817,547	796,275
Time deposits	1,133,684	1,083,475
Total Deposits	3,421,778	3,315,634

Short-term borrowings:
Federal funds purchased	181,375	54,000
Customer repurchase agreements	196,635	198,219
Long-term debt	16,495	16,495
Other liabilities	54,346	45,426
Total Liabilities	3,870,629	3,629,774
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2018 and December 31, 2017, less 3,595,092 and 3,429,519 shares in treasury, respectively	47,619	47,619
Capital surplus	140,091	140,960
Retained earnings	471,515	444,481
Cost of common stock in treasury	(136,520)	(124,909)
Accumulated other comprehensive income (loss):
Unrealized (loss) on securities available-for-sale	(13,918)	(611)
Underfunded pension liability	(5,033)	(5,033)
Total Accumulated Other Comprehensive Income (Loss)	(18,951)	(5,644)
Total Shareholders’ Equity	503,754	502,507
Total Liabilities and Shareholders’ Equity	$4,374,383	$4,132,281
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Interest and fees on loans	$34,292	$31,115	$67,210	$61,219
Interest and dividends on investment securities:
Taxable	4,117	3,480	8,098	6,924
Tax-exempt	710	686	1,413	1,349
Interest on deposits in depository institutions	61	17	103	20
Total Interest Income	39,180	35,298	76,824	69,512

Interest Expense
Interest on deposits	4,918	3,660	9,244	7,088
Interest on short-term borrowings	459	187	919	344
Interest on long-term debt	230	189	441	370
Total Interest Expense	5,607	4,036	10,604	7,802
Net Interest Income	33,573	31,262	66,220	61,710
(Recovery of) provision for loan losses	(2,064)	510	(1,882)	1,191
Net Interest Income After (Recovery of) Provision for Loan Losses	35,637	30,752	68,102	60,519

Non-Interest Income
Net gains on sale of investment securities	—	—	—	4,276
Service charges	7,323	7,074	14,185	13,805
Bankcard revenue	4,532	4,372	8,866	8,512
Trust and investment management fee income	1,645	1,612	3,214	2,998
Bank owned life insurance	722	968	1,543	2,197
Other income	1,389	895	2,297	1,642
Total Non-Interest Income	15,611	14,921	30,105	33,430

Non-Interest Expense
Salaries and employee benefits	13,551	12,780	26,792	25,948
Occupancy related expense	2,346	2,462	4,750	4,935
Equipment and software related expense	1,895	2,004	3,727	3,895
FDIC insurance expense	313	328	627	703
Advertising	849	781	1,636	1,514
Bankcard expenses	1,064	970	2,139	1,913
Postage, delivery, and statement mailings	515	504	1,093	1,059
Office supplies	329	345	643	706
Legal and professional fees	475	440	925	889
Telecommunications	441	492	941	976
Repossessed asset losses, net of expenses	112	147	482	482
Other expenses	3,021	2,920	6,099	5,756
Total Non-Interest Expense	24,911	24,173	49,854	48,776
Income Before Income Taxes	26,337	21,500	48,353	45,173
Income tax expense	5,358	6,812	9,763	14,459
Net Income Available to Common Shareholders	$20,979	$14,688	$38,590	$30,714

Total Comprehensive Income	$18,542	$16,742	$27,940	$33,641

Average shares outstanding, basic	15,326	15,462	15,370	15,344
Effect of dilutive securities	19	25	20	25
Average shares outstanding, diluted	15,345	15,487	15,390	15,369

Basic earnings per common share	$1.36	$0.94	$2.49	$1.98
Diluted earnings per common share	$1.35	$0.94	$2.48	$1.98
Dividends declared per common share	$0.46	$0.44	$0.92	$0.88

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$20,979	$14,688	$38,590	$30,714

Unrealized (losses) gains on available-for-sale securities arising during the period	(3,170)	3,256	(13,882)	8,916
Reclassification adjustment for gains	—	—	—	(4,276)
Other comprehensive (loss) income before income taxes	(3,170)	3,256	(13,882)	4,640
Tax effect	733	(1,202)	3,232	(1,713)
Other comprehensive income (loss), net of tax	(2,437)	2,054	(10,650)	2,927

Comprehensive Income, Net of Tax	$18,542	$16,742	$27,940	$33,641

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2018 and 2017
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	38,590	—	—	38,590
Other comprehensive income	—	—	—	—	(10,650)	(10,650)
Adoption of new accounting pronouncement (see Note B)			2,657		(2,657)	—
Cash dividends declared ($0.92 per share)	—	—	(14,213)	—	—	(14,213)
Stock-based compensation expense	—	1,242	—	—	—	1,242
Restricted awards granted	—	(1,494)	—	1,494	—	—
Exercise of 25,147 stock options	—	(617)	—	1,585	—	968
Purchase of 214,327 treasury shares	—	—	—	(14,690)	—	(14,690)
Balance at June 30, 2018	$47,619	$140,091	$471,515	$(136,520)	$(18,951)	$503,754

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	30,714	—	—	30,714
Other comprehensive income	—	—	—	—	2,927	2,927
Cash dividends declared ($0.88 per share)	—	—	(13,787)	—	—	(13,787)
Stock-based compensation expense	—	1,210	—	—	—	1,210
Restricted awards granted	—	(1,317)	—	1,317	—	—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 16,639 stock options	—	(101)	—	698	—	597
Balance at June 30, 2017	$47,619	$139,972	$433,944	$(124,943)	$(4,085)	$492,507

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2018	2017
Net income	$38,590	$30,714
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	716	433
(Recovery of) provision for loan losses	(1,882)	1,191
Depreciation of premises and equipment	2,555	3,036
Deferred income tax expense	781	3,387
Net periodic employee benefit cost	342	225
Unrealized gains recognized on securities still held	(772)	—
Realized investment securities gains	—	(4,276)
Stock-compensation expense	1,242	1,210
Excess tax benefit from stock-compensation expense	(154)	(550)
Proceeds from life insurance	210	1,625
Increase in value of bank-owned life insurance	(1,333)	(1,228)
Loans originated for sale	(5,869)	(9,384)
Proceeds from the sale of loans originated for sale	6,011	11,583
Gain on sale of loans	(163)	(309)
Change in accrued interest receivable	(125)	286
Change in other assets	(13,090)	2,576
Change in other liabilities	8,491	(179)
Net Cash Provided by Operating Activities	35,550	40,340

Proceeds from sales of securities available-for-sale	—	5,576
Proceeds from maturities and calls of securities available-for-sale	36,472	35,491
Proceeds from maturities and calls of securities held-to-maturity	4,362	5,301
Purchases of securities available-for-sale	(67,619)	(89,517)
Net increase in loans	(27,473)	(40,321)
Purchases of premises and equipment	(2,710)	(3,070)
Disposals of premises and equipment	510	2,282
Net Cash Used in Investing Activities	(56,458)	(84,258)

Net increase in non-interest-bearing deposits	17,975	15,937
Net increase in interest-bearing deposits	88,169	30,573
Net increase (decrease) in short-term borrowings	125,791	(24,001)
Proceeds from issuance of common stock	—	28,408
Purchases of treasury stock	(14,690)	—
Proceeds from exercise of stock options	968	597
Dividends paid	(14,289)	(13,375)
Net Cash Provided by Financing Activities	203,924	38,139
Increase (Decrease) in Cash and Cash Equivalents	183,016	(5,779)
Cash and cash equivalents at beginning of period	82,508	88,139
Cash and Cash Equivalents at End of Period	$265,524	$82,360

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2018. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B – Recent Accounting Pronouncements

Recently Adopted:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard clarifies the principles for recognizing revenue and developed a common revenue standard. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract or contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The FASB also issued several amendments to the standard, including clarifications relating to performance obligations and licensing implementation guidance and reporting gross versus net revenue. The Company adopted the standard effective January 1, 2018 using the modified retrospective approach, but did not record a cumulative effect adjustment to opening retained earnings given the immaterial impact. As part of the adoption, the Company evaluated the terms of the contracts that supported each of the revenue streams that were within the scope of ASU 2014-09 and determined that the adoption did not significantly change the way the Company recognizes revenue from each stream (see Note M - Contracts with Customers).

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This ASU became effective for the Company for interim and annual periods on January 1, 2018. During the six months ended June 30, 2018, a $0.8 million gain was recognized in other income in the consolidated statements of income as a result of the change in the fair value of equity and perpetual preferred securities due to the adoption of ASU 2016-01.  Additionally, $2.7 million, net of deferred taxes, was reclassified from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period unrealized gain position of these securities (see Note C - Investments and Note J - Accumulated Other Comprehensive Loss).

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (CECL) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. This ASU will become effective for the

Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of ASU No. 2016-13 on the Company's financial statements.

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

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1	$—	$—	$1	$2	$—	$—	$2
Obligations of states and
political subdivisions	93,596	600	1,156	93,040	94,552	2,051	407	96,196
Mortgage-backed securities:
U.S. government agencies	453,109	407	17,732	435,784	425,559	1,093	7,305	419,347
Private label	558	5	—	563	649	3	—	652
Trust preferred securities	4,769	28	—	4,797	4,764	26	54	4,736
Corporate securities(1)	17,095	23	155	16,963	21,916	475	123	22,268
Total Debt Securities	569,128	1,063	19,043	551,148	547,442	3,648	7,889	543,201
Marketable equity securities	—	—	—	—	2,136	3,563	—	5,699
Investment funds	1,525	—	70	1,455	1,525	—	36	1,489
Total Securities
Available-for-Sale	$570,653	$1,063	$19,113	$552,603	$551,103	$7,211	$7,925	$550,389

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$56,030	$—	$402	$55,628	$60,449	$1,222	$25	$61,646
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$60,030	$—	$402	$59,628	$64,449	$1,222	$25	$65,646

Other investment securities:
Non-marketable equity securities	$17,745	$—	$—	$17,745	$14,147	$—	$—	$14,147
Marketable equity securities(1)	11,175	—	—	11,175	—	—	—	—
Total Other Investment
Securities	$28,920	$—	$—	$28,920	$14,147	$—	$—	$14,147

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

Certain investment securities owned by the Company are in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities).  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$29,391	$347	$18,880	$809	$48,271	$1,156
Mortgage-backed securities:
U.S. Government agencies	252,029	7,667	154,105	10,065	406,134	17,732
Corporate securities	14,947	155	—	—	14,947	155
Investment funds	1,500	70	—	—	1,500	70
Total available-for-sale	$297,867	$8,239	$172,985	$10,874	$470,852	$19,113

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government agencies	$50,941	$402	$—	$—	$50,941	$402
Total held-to-maturity	$50,941	$402	$—	$—	$50,941	$402

	December 31, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,913	$28	$19,440	$379	$24,353	$407
Mortgage-backed securities:
U.S. Government agencies	172,807	1,887	140,226	5,418	313,033	7,305
Trust preferred securities	4,475	54	—	—	4,475	54
Corporate securities	3,357	49	2,350	74	5,707	123
Investment funds	1,500	36	—	—	1,500	36
Total available-for-sale	$187,052	$2,054	$162,016	$5,871	$349,068	$7,925

Securities held-to-maturity
Mortgage-backed securities
U.S. Government agencies	$7,182	$25	$—	$—	$7,182	$25
Total held-to-maturity	$7,182	$25	$—	$—	$7,182	$25

During the six months ended June 30, 2018 and 2017, the Company had no investment impairment losses. At June 30, 2018, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on its equity securities that remain in the Company's investment portfolio as of that date was $1.6 million.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.5% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2018, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2018, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,861	$2,863
Due after one year through five years	10,933	10,954
Due after five years through ten years	76,575	73,198
Due after ten years	478,759	464,133
Total	$569,128	$551,148

Held-to-Maturity Debt Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	60,030	59,628
Total	$60,030	$59,628

The table below presents the unrealized gains (losses) that were recognized in "Other Income" in the consolidated statements of income during the three and six months ended June 30, 2018 as a result of the change in the fair value of the Company's equity and perpetual preferred securities due to the adoption of ASU 2016-01 (in thousands). Additionally, on January 1, 2018, the Company reclassified $2.7 million, net of deferred taxes, from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period fair value impact of these securities.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Equity and perpetual preferred securities:
Unrealized gains recognized on securities still held	$592	$—	$772	$—

Gross realized gains on securities sold	$—	$—	—	4,276
Gross realized losses on securities sold	—	—	—	—
Net investment security gains	$—	$—	$—	$4,276

During the six months ended June 30, 2017, the Company realized $4.3 million of investment gains. These gains represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. As a result of these sales, the Company no longer holds any pooled trust preferred securities in its investment portfolio.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $472 million and $429 million at June 30, 2018 and December 31, 2017, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2018	December 31, 2017
Residential real estate	$1,472,916	$1,468,278
Home equity	139,245	139,499
Commercial and industrial	213,687	208,484
Commercial real estate	1,294,489	1,277,576
Consumer	31,137	29,162
DDA overdrafts	3,994	4,411
Gross loans	3,155,468	3,127,410
Allowance for loan losses	(16,876)	(18,836)
Net loans	$3,138,592	$3,108,574

Construction loans of $21.7 million and $25.3 million are included within residential real estate loans at June 30, 2018 and December 31, 2017, respectively.  Construction loans of $28.6 million and $28.9 million are included within commercial real estate loans at June 30, 2018 and December 31, 2017, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan losses, by portfolio loan classification, for the six months ended June 30, 2018 and 2017 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2018 and December 31, 2017 (in thousands).

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Six months ended June 30, 2018
Allowance for loan losses
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(724)	(275)	(220)	(111)	(354)	(1,272)	(2,956)
Recoveries	1,477	372	159	—	105	765	2,878
(Recovery of) provision	(1,597)	(350)	(572)	133	455	49	(1,882)
Ending balance	$3,727	$5,930	$4,579	$1,160	$268	$1,212	$16,876

Six months ended June 30, 2017
Allowance for loan losses
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(110)	(282)	(884)	(239)	(29)	(1,271)	(2,815)
Recoveries	55	31	156	—	25	690	957
(Recovery of) provision	(59)	(165)	695	176	(5)	549	1,191
Ending balance	$4,092	$6,157	$6,647	$1,354	$73	$740	$19,063

As of June 30, 2018
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$320	$—	$—	$—	$—	$320
Collectively	3,723	5,557	4,482	1,160	261	1,212	16,395
Acquired with deteriorated credit quality	4	53	97	—	7	—	161
Total	$3,727	$5,930	$4,579	$1,160	$268	$1,212	$16,876

Loans
Evaluated for impairment:
Individually	$667	$10,030	$—	$—	$—	$—	$10,697
Collectively	212,820	1,279,290	1,470,326	139,245	31,022	3,994	3,136,697
Acquired with deteriorated credit quality	200	5,169	2,590	—	115	—	8,074
Total	$213,687	$1,294,489	$1,472,916	$139,245	$31,137	$3,994	$3,155,468

As of December 31, 2017
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$647	$—	$—	$—	$—	$647
Collectively	4,567	5,313	5,112	1,138	58	1,670	17,858
Acquired with deteriorated credit quality	4	223	100	—	4	—	331
Total	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

Loans
Evaluated for impairment:
Individually	$849	$8,818	$—	$—	$—	$—	$9,667
Collectively	207,429	1,263,076	1,465,685	139,499	29,046	4,411	3,109,146
Acquired with deteriorated credit quality	206	5,682	2,593	—	116	—	8,597
Total	$208,484	$1,277,576	$1,468,278	$139,499	$29,162	$4,411	$3,127,410

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk rating.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings for commercial loans are:  Pass, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields; ratios and leverage; cash flow spread and coverage; prior history; capability of management; market position/industry; potential impact of changing economic, legal, regulatory or environmental conditions; purpose; structure; collateral support; and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity, overall collateral position along with other economic trends, and historical payment performance.  The risk rating for each credit are updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review and credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated exceptional, good, acceptable, or pass/watch.  Loans rated special mention, substandard or doubtful are reviewed at least quarterly.  The Company uses the following definitions for its risk ratings:

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

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
June 30, 2018
Pass	$180,720	$1,255,168	$1,435,888
Special mention	26,614	6,629	33,243
Substandard	6,353	32,692	39,045
Doubtful	—	—	—
Total	$213,687	$1,294,489	$1,508,176

December 31, 2017
Pass	$175,951	$1,231,256	$1,407,207
Special mention	25,872	8,068	33,940
Substandard	6,661	38,252	44,913
Doubtful	—	—	—
Total	$208,484	$1,277,576	$1,486,060

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
June 30, 2018
Residential real estate	$1,469,052	$3,864	$1,472,916
Home equity	139,013	232	139,245
Consumer	31,137	—	31,137
DDA overdrafts	3,994	—	3,994
Total	$1,643,196	$4,096	$1,647,292

December 31, 2017
Residential real estate	$1,465,445	$2,833	$1,468,278
Home equity	139,239	260	139,499
Consumer	29,162	—	29,162
DDA overdrafts	4,411	—	4,411
Total	$1,638,257	$3,093	$1,641,350

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

The following table presents an aging analysis of the Company’s accruing and non-accrual loans, by portfolio loan classification (in thousands):

	June 30, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,463,135	$5,097	$820	$81	$3,783	$1,472,916
Home equity	138,495	447	71	64	168	139,245
Commercial and industrial	212,200	624	—	—	863	213,687
Commercial real estate	1,286,381	188	213	—	7,707	1,294,489
Consumer	30,546	31	3	—	557	31,137
DDA overdrafts	3,469	505	20	—	—	3,994
Total	$3,134,226	$6,892	$1,127	$145	$13,078	$3,155,468

	December 31, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,458,746	$5,990	$709	$19	$2,814	$1,468,278
Home equity	138,480	671	88	92	168	139,499
Commercial and industrial	206,447	549	1	142	1,345	208,484
Commercial real estate	1,269,520	1,841	245	—	5,970	1,277,576
Consumer	29,108	39	13	2	—	29,162
DDA overdrafts	3,849	541	14	7	—	4,411
Total	$3,106,150	$9,631	$1,070	$262	$10,297	$3,127,410

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$667	$667	$—	$849	$3,013	$—
Commercial real estate	4,299	6,124	—	3,036	4,861	—
Total	$4,966	$6,791	$—	$3,885	$7,874	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,731	5,731	320	5,782	5,782	647
Total	$5,731	$5,731	$320	$5,782	$5,782	$647

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Six months ended June 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$1,036	—	$1,282	$—
Commercial real estate	3,715	6	6,022	63
Total	$4,751	$6	$7,304	$63

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	5,741	110	2,832	38
Total	$5,741	$110	$2,832	$38

     Approximately $0.1 million of interest income would have been recognized during the six months ended June 30, 2018 and 2017, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2018.

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

The following tables set forth the Company’s TDRs (in thousands):

	June 30, 2018			December 31, 2017
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$119	$—	$119	$135	$—	$135
Commercial real estate	8,279	—	8,279	8,381	—	8,381
Residential real estate	20,424	307	20,731	21,005	84	21,089
Home equity	3,156	40	3,196	3,047	50	3,097
Consumer	—	—	—	—	—	—
Total	$31,978	$347	$32,325	$32,568	$134	$32,702

	New TDRs
	Six months ended June 30,
	2018			2017
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	17	1,028	1,028	19	2,593	2,593
Home equity	9	194	194	5	154	154
Consumer	—	—	—	—	—	—
Total	26	$1,222	$1,222	24	$2,747	$2,747

Note F –    Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	June 30, 2018	December 31, 2017
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 5.84% and 5.09%, respectively	$16,495	$16,495

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

Note G –Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of June 30, 2018 and December 31, 2017, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three and six months ended June 30, 2018 and 2017, hedge ineffectiveness was less than $0.1 million and the change in fair value was less than $0.1 million, for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$114,729	$1,819	$225,480	$4,877
Loan interest rate swap - liabilities	431,018	23,114	314,450	9,513
Financial institution counterparties:
Loan interest rate swap - assets	437,280	23,314	320,949	9,591
Loan interest rate swap - liabilities	114,729	1,819	218,924	4,877

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - assets	3,864	115	4,326	34

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Change in fair value non-hedging interest rate derivatives:
Other expense (income)	$32	$(22)	$123	$24

Change in fair value hedging interest rate derivatives:
Other income	3	5	2	9

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2018 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$1,819	$—	$1,819	$—	$1,819	$1,819	$—
Interest rate swap agreements - financial institution counterparties	23,314	—	23,314	—	—	—	23,314

Hedging derivative assets:
Interest rate swap agreements - financial institution counterparties	115	—	115	—	69	69	46

Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	23,114	—	23,114	—	23,114	23,114	—
Interest rate swap agreements - financial institution counterparties	1,819	—	1,819	—	13,962	13,962	—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Consolidated Balance Sheets, no value is displayed to represent full collateralization.

Note H –Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of June 30, 2018, approximately 536,000 shares were still available to be issued under the 2013 Plan.

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

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2018		2017
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	87,605	$47.15	86,613	$41.08
Granted	—	—	17,631	66.32
Exercised	(25,147)	38.51	(16,639)	35.91
Outstanding at June 30	62,458	$50.62	87,605	$47.15

Exerciseable at June 30	7,183	$44.32	7,887	$37.37

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Six months ended June 30,
	2018	2017
Proceeds from stock option exercises	$968	$597
Intrinsic value of stock options exercised	824	481

Stock-based compensation expense associated with stock options	$95	$125

At period-end:	June 30, 2018
Unrecognized stock-based compensation expense associated with stock options	$287
Weighted average period (in years) in which the above amount is expected to be
recognized	2.3

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2018 and 2017, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2018, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at June 30, 2018 is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$30.00 - $34.99	500	$30.38	0.4	$22	500	$30.38	0.4	$22
35.00 - 39.99	38	37.74	4.7	1	38	37.74	4.7	1
40.00 - 44.99	32,684	43.91	7.2	1,024	3,683	44.43	5.7	113
45.00 - 49.99	11,605	46.61	6.7	332	2,962	46.61	6.7	85
65.00 - 70.00	17,631	66.32	8.7	157	—	—	—	—
	62,458			$1,536	7,183			$221

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2018, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2018		2017
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	170,033	$44.34	182,122	$39.40
Granted	28,363	70.03	26,539	64.50
Forfeited	—	—	(1,850)	42.25
Vested	(47,104)	37.45	(36,778)	35.08
Outstanding at June 30	151,292	$51.30	170,033	$44.22

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Six months ended June 30,
	2018	2017
Stock-based compensation expense associated with restricted shares	$787	$725

At period-end:	June 30, 2018
Unrecognized stock-based compensation expense associated with restricted shares	$4,417
Weighted average period (in years) in which the above amount is expected to be
recognized	3.5

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2018 and 2017, all shares issued in connection with restricted stock awards were issued from available treasury stock.

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains two frozen defined benefit pension plans (the “Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company anticipates making a $1.6 million contribution in late 2018 (which has been accrued at June 30, 2018), when the termination process is expected to be completed.

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Components of net periodic cost:
Interest cost	$147	$193	$295	$386
Expected return on plan assets	(270)	(294)	(540)	(589)
Net amortization and deferral	218	215	436	425
Settlement	151	—	151	—
Net Periodic Pension Cost	$246	$114	$342	$222

401(k) Plan expense	$210	$196	$428	$447

Defined Benefit Plan contributions	$—	$—	$—	$—

The components of net periodic benefit cost are included in the line item "Other Expenses" in the consolidated statements of income.

Note I –	Commitments and Contingencies

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

	June 30, 2018	December 31, 2017
Commitments to extend credit:
Home equity lines	$199,589	$194,477
Commercial real estate	43,589	66,901
Other commitments	171,900	184,895
Standby letters of credit	7,057	7,151
Commercial letters of credit	805	831

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

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23% for the three and six months ended June 30, 2018 and 37% for the three and six months ended June 30, 2017.

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	—	(10,650)	(10,650)
Amounts reclassified from other comprehensive loss	—	—	—
	—	(10,650)	(10,650)

Adoption of new accounting pronouncement	—	(2,657)	(2,657)
Balance at June 30, 2018	$(5,033)	$(13,918)	$(18,951)

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	—	5,625	5,625
Amounts reclassified from other comprehensive loss	—	(2,698)	(2,698)
	—	2,927	2,927

Balance at June 30, 2017	$(4,660)	$575	$(4,085)

As a result of the adoption of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the Company reclassified $2.7 million of unrealized gains and losses net of tax, relating to its equity and perpetual preferred securities, from other comprehensive income to retained earnings on January 1, 2018.

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Statements
	2018	2017	2018	2017	of Income

Securities available-for-sale:
Net unrealized securities gains (losses) reclassified into earnings	$—	$—	$—	$(4,276)	Security gains (losses)
Related income tax expense	—	—	—	1,578	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$—	$—	$(2,698)

Note K –Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income available to common shareholders	$20,979	$14,688	$38,590	$30,714
Less: earnings allocated to participating securities	(211)	(158)	(377)	(333)
Net earnings allocated to common shareholders	$20,768	$14,530	$38,213	$30,381

Distributed earnings allocated to common stock	$7,039	$6,797	$14,077	$13,594
Undistributed earnings allocated to common stock	13,729	7,733	24,136	16,787
Net earnings allocated to common shareholders	$20,768	$14,530	$38,213	$30,381

Average shares outstanding	15,326	15,462	15,370	15,344
Effect of dilutive securities:
Employee stock awards	19	25	20	25
Shares for diluted earnings per share	15,345	15,487	15,390	15,369

Basic earnings per share	$1.36	$0.94	$2.49	$1.98
Diluted earnings per share	$1.35	$0.94	$2.48	$1.98

Options to purchase approximately 1,000 shares and 3,000 shares of common stock were outstanding during the six months ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2018.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1	$—	$1	$—
Obligations of states and political subdivisions	93,040	—	93,040	—
Mortgage-backed securities:
U.S. Government agencies	435,784	—	435,784	—
Private label	563	—	563	—
Trust preferred securities	4,797	—	4,537	260
Corporate securities	16,963	—	16,963	—
Marketable equity securities	11,175	11,175	—	—
Investment funds	1,455	1,455	—	—
Derivative assets	25,248	—	25,248	—
Financial Liabilities
Derivative liabilities	24,933	—	24,933	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,377	$—	$—	$10,377	$(320)
Non-Financial Assets
Other real estate owned	3,636	—	—	3,636	(259)

December 31, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	96,196	—	96,196	—
Mortgage-backed securities:
U.S. Government agencies	419,347	—	419,347	—
Private label	652	—	652	—
Trust preferred securities	4,736	—	4,475	261
Corporate securities	22,268	—	22,268	—
Marketable equity securities	5,699	5,699	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	14,502	—	14,502	—
Financial Liabilities
Derivative liabilities	14,390	—	14,390	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,020	$—	$—	$9,020	$(647)
Non-Financial Assets
Other real estate owned	3,585	—	—	3,585	(374)
Other assets	—	—	—	—	(170)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Six months ended June 30,
	2018	2017
Beginning balance	$261	$2,535
Included in other comprehensive income	(1)	(975)
Dispositions	—	(1,300)
Transfers into Level 3	—	—
Ending balance	$260	$260

The Company utilizes a third party model to compute the present value of expected cash flows, which considers the structure and term of pooled trust preferred securities and the financial condition of the underlying issuers.  Specifically, the third party model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. For issuing banks that have defaulted, management generally assumes no recovery. For issuing banks that have deferred interest payments, management excludes the collateral balance associated with these banks and assumes no recoveries of such collateral balance in the future. The exclusion of such issuing banks in a current deferral position is based on such bank experiencing a certain level of financial difficulty that raises doubt about its ability to satisfy its contractual debt obligation, and accordingly, the Company excludes the associated collateral balance from its estimate of expected cash flows. Other assumptions used in the estimate of expected cash flows include expected future default rates and prepayments.

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2018 and 2017, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2018 and 2017, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Six months ended June 30,
	2018	2017

Beginning balance	$9,020	$6,916

Loans classified as impaired during the period	2,432	3,006
Specific valuation allowance allocations	—	—
Loans classified as impaired during the period, net of specific valuation allowances	2,432	3,006

(Additional) reduction in specific valuation allowance allocations	(326)	(69)

Paydowns, payoffs, other activity	(749)	(408)

Ending balance	$10,377	$9,445

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

	Six months ended June 30,
	2018	2017

Beginning balance	$3,585	$4,588

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,737	1,996
Charge-offs recognized in the allowance for loan losses	(536)	(743)
Fair value	1,201	1,253

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,618	1,464
Fair value	1,359	1,206
Write-downs included in other non-interest expense	(259)	(258)

Disposed	(891)	(1,379)

Ending balance	$3,636	$4,204

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Cash and cash equivalents	$265,524	$265,524	$265,524	$—	$—
Securities available-for-sale	552,603	552,603	1,455	550,888	260
Securities held-to-maturity	60,030	59,628	—	59,628	—
Other securities	28,920	28,920	11,175	17,745	—
Net loans	3,138,592	3,091,568	—	—	3,091,568
Accrued interest receivable	9,348	9,348	9,348	—	—
Derivative assets	25,248	25,248	—	25,248	—

Liabilities:
Deposits	3,421,778	3,426,574	2,288,094	1,138,480	—
Short-term debt	378,010	378,027	—	378,027	—
Long-term debt	16,495	16,439	—	16,439	—
Derivative liabilities	24,933	24,933	—	24,933	—

December 31, 2017
Assets:
Cash and cash equivalents	82,508	82,508	82,508	—	—
Securities available-for-sale	550,389	550,389	7,188	542,940	261
Securities held-to-maturity	64,449	65,646	—	65,646	—
Other securities	14,147	14,147	—	14,147	—
Net loans	3,108,574	3,014,425	—	—	3,014,425
Accrued interest receivable	9,223	9,223	9,223	—	—
Derivative assets	14,502	14,502	—	14,502	—

Liabilities:
Deposits	3,315,634	3,309,910	2,232,159	1,077,751	—
Short-term debt	252,219	252,219	—	252,219	—
Long-term debt	16,495	16,444	—	16,444	—
Derivative liabilities	14,390	14,390	—	14,390	—

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

The following table shows the Company's total non-interest income segregated between those within the scope of ASC 606 and those with the scope of other GAAP topics (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Non-interest income
Non-interest income from contracts with customers	$14,213	$27,680
Non-interest income within the scope of other GAAP topics	1,398	2,425
Total non-interest income	$15,611	$30,105

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue	Three months ended	Six months ended
	Recognition	June 30, 2018	June 30, 2018
Major revenue streams
Service charges	At a point in time & over time	$7,323	$14,185
Bankcard revenue	At a point in time	4,532	8,866
Trust and investment management fee income	Over time	1,645	3,214
Other income	At a point in time & over time	713	1,415
Net revenue from contracts with customers		14,213	27,680
Non-interest income within the scope of other GAAP topics		1,398	2,425
Total non-interest income		$15,611	$30,105

Note N –Subsequent Events

On July 11, 2018 the Company announced that it had concurrently executed two separate definitive agreements to acquire Poage Bankshares, Inc., (“Poage”), of Ashland, Kentucky and its principal banking subsidiary, Towne Square Bank and Farmers Deposit Bancorp, Inc., (“Farmers Deposit”), of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank. The proposed mergers are expected to close in the fourth quarter of 2018 and the core data system conversions are also targeted to occur in the fourth quarter of 2018. Consummation of the respective mergers is subject to receipt of required regulatory approvals, the approval by the shareholders of Poage and Farmers Deposit, and the completion of other customary closing conditions. Merger expenses are estimated at $18 million (pre-tax) for the Poage transaction and a $6 million (pre-tax) for the Farmers Deposit transaction, while core deposit intangibles are estimated at $4 million for Poage and $1.5 million for Farmers Deposit. Each of the Poage and Farmers Deposit transactions are not conditional upon each other.

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

Financial Summary

Six months ended June 30, 2018 vs. 2017

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2018	2017

Net income available to common shareholders (in thousands)	$38,590	$30,714
Earnings per common share, basic	$2.49	$1.98
Earnings per common share, diluted	$2.48	$1.98
Dividend payout ratio	37.1%	44.4%
ROA*	1.85%	1.51%
ROE*	15.4%	12.8%
ROATCE*	18.3%	15.3%
Average equity to average assets ratio	12.0%	11.8%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2018 increased $4.5 million compared to the six months ended June 30, 2017 (see Net Interest Income). The Company recorded a recovery of loan losses of $1.9 million for the six months ended June 30, 2018 compared to a provision of $1.2 million for the six months ended June 30, 2017 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $3.3 million and non-interest expense increased $1.1 million for the six months ended June 30, 2018 from the six months ended June 30, 2017.

Three months ended June 30, 2018 vs. 2017

The Company's financial performance for the three months ended June 30, 2018 and 2017 is summarized in the following table:

	Three months ended June 30,
	2018	2017

Net income available to common shareholders (in thousands)	$20,979	$14,688
Earnings per common share, basic	$1.36	$0.94
Earnings per common share, diluted	$1.35	$0.94
Dividend payout ratio	34.1%	46.8%
ROA*	2.00%	1.43%
ROE*	16.8%	11.9%
ROATCE*	19.9%	14.2%
Average equity to average assets ratio	11.9%	12.0%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company’s net interest income for the three months ended June 30, 2018 increased $2.3 million compared to the three months ended June 30, 2017 (see Net Interest Income). The Company recorded a recovery of loan losses of $2.1 million for the three months ended June 30, 2018 compared to a provision of $0.5 million for the three months ended June 30, 2017 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.7 million and non-interest expense increased $0.7 million from the three months ended June 30, 2017.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2017 are summarized in the following table (in millions):

	June 30,	December 31,
	2018	2017	$ Change	% Change

Cash and cash equivalents	$265.5	$82.5	$183.0	221.8%
Gross loans	3,155.5	3,127.4	28.1	0.9%
Other assets	49.2	36.4	12.8	35.2%

Total deposits	3,421.8	3,315.6	106.2	3.2%
Federal Funds purchased	181.4	54.0	127.4	235.9%
Other liabilities	54.3	45.4	8.9	19.6%

Cash and cash equivalents increased $183.0 million from $82.5 million at December 31, 2017 to $265.5 million at June 30, 2018 as the Company borrowed funds for future investment purchases and to improve liquidity (see Consolidated Statements of Cash Flows).

Gross loans increased $28.1 million (0.9%) from December 31, 2017 to $3.16 billion at June 30, 2018, primarily due to increases in commercial real estate loans of $16.9 million (1.3%), commercial and industrial loans of $5.2 million (2.5%), residential real estate loans of $4.6 million (0.3%), and consumer loans of $2.0 million (6.8%).

Other assets increased $12.8 million (35.2%) from December 31, 2017 to $49.2 million at June 30, 2018 primarily due to an increase in the loan swap asset of $10.5 million as a result of increases in the fair value of loan swap contracts.

Total deposits increased $106.2 million from December 31, 2017 to $3.42 billion at June 30, 2018 due to growth in time deposits of $50.2 million, savings deposits of $21.3 million, non-interest bearing deposits of $18.0 million, and demand deposits of $16.7 million during the six monts ended June 30, 2018.

Federal Funds purchased increased $127.4 million from December 31, 2017, as the Company borrowed funds for future investment purchases and to improve liquidity.

Other liabilities increased $8.9 million at December 31, 2017 to $54.3 million at June 30, 2018 as a result of increases in the loan swap asset of $10.5 million due to increases in the fair value of loan swap contracts.

Net Interest Income

Six months ended June 30, 2018 vs. 2017

The Company’s tax equivalent net interest income increased $4.2 million, or 6.7%, from $62.4 million for the six months ended June 30, 2017 to $66.6 million for the six months ended June 30, 2018. Excluding the impact of accretion, net interest income increased $4.5 million for the six months ended June 30, 2018. The increase was primarily due to higher interest rates on commercial loans which increased income by $3.1 million, higher interest rates on residential real estate loans which increased income $2.0 million, and higher average balances on commercials loans which increased income by $1.2 million as compared to the six months ended June 30, 2017. In addition, higher average investment balances increased investment income by $1.2 million. These increases were partially offset by increased interest expense on interest bearing accounts ($2.1 million), primarily due to an increase in the cost of funds, and increased short-term borrowing costs ($0.6 million). The Company’s reported net interest margin increased from 3.46% for the six months ended June 30, 2017 to 3.54% for the six months ended June 30, 2018. Excluding the favorable impact of accretion, the net interest margin for the six months ended June 30, 2018 and 2017 would have been 3.50% and 3.40%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,601,554	$33,431	4.21%	$1,590,528	$31,211	3.96%
Commercial, financial, and agriculture(2)	1,500,698	32,186	4.33	1,438,764	28,146	3.94
Installment loans to individuals(2),(3)	33,735	1,020	6.10	35,374	1,130	6.44
Previously securitized loans(4)	***	573	***	***	732	***
Total loans	3,135,987	67,210	4.32	3,064,666	61,219	4.03
Securities:
Taxable	539,366	8,098	3.03	468,292	6,924	2.98
Tax-exempt(5)	91,427	1,789	3.95	87,065	2,075	4.81
Total securities	630,793	9,887	3.16	555,357	8,999	3.27
Deposits in depository institutions	29,405	102	0.70	22,927	20	0.18
Total interest-earning assets	3,796,185	77,199	4.10	3,642,950	70,238	3.89
Cash and due from banks	82,011			107,120
Bank premises and equipment	72,803			74,159
Other assets	250,748			251,033
Less: allowance for loan losses	(18,814)			(19,979)
Total assets	$4,182,933			$4,055,283

Liabilities
Interest-bearing demand deposits	$785,041	$802	0.21%	$709,267	$317	0.09%
Savings deposits	809,389	794	0.20	855,774	676	0.16
Time deposits(2)	1,109,784	7,649	1.39	1,059,171	6,095	1.16
Short-term borrowings	222,696	919	0.83	197,435	344	0.35
Long-term debt	16,495	441	5.39	16,495	370	4.52
Total interest-bearing liabilities	2,943,405	10,605	0.73	2,838,142	7,802	0.55
Noninterest-bearing demand deposits	692,912			696,787
Other liabilities	46,178			40,628
Stockholders’ equity	500,438			479,726
Total liabilities and stockholders’ equity	$4,182,933			$4,055,283
Net interest income		$66,594			$62,436
Net yield on earning assets			3.54%			3.46%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Six months ended June 30,
		2018	2017
	Residential real estate	$240	$282
	Commercial, financial and agriculture	388	671
	Installment loans to individuals	14	14
	Time deposits	—	16
		$642	$983

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21% for the period ending June 30, 2018 and 35% for the period ending June 30, 2017.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2018 vs. 2017
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$216	$2,004	$2,220
Commercial, financial, and agriculture	1,212	2,828	4,040
Installment loans to individuals	(52)	(58)	(110)
Previously securitized loans	—	(159)	(159)
Total loans	1,376	4,615	5,991
Securities:
Taxable	1,051	123	1,174
Tax-exempt(1)	104	(390)	(286)
Total securities	1,155	(267)	888
Deposits in depository institutions	6	76	82
Total interest-earning assets	$2,537	$4,424	$6,961
Interest-bearing liabilities:
Interest-bearing demand deposits	$34	$451	$485
Savings deposits	(37)	155	118
Time deposits	291	1,263	1,554
Short-term borrowings	44	531	575
Long-term debt	—	71	71
Total interest-bearing liabilities	$332	$2,471	$2,803
Net Interest Income	$2,205	$1,953	$4,158

(1)	Computed on a fully federal taxable equivalent using a tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017.

Three months ended June 30, 2018 vs. 2017
The Company’s tax equivalent net interest income increased $2.1 million, or 6.7%, from $31.6 million for the three months ended June 30, 2017 to $33.8 million for the three months ended June 30, 2018. Excluding the impact of accretion, net interest income increased $2.4 million for the three months ended June 30, 2018. Higher interest rates on commercial loans increased net interest income by $1.8 million and higher interest rates on residential real estate loans increased net interest income by $1.1 million. In addition, higher average balances of commercial and residential real estate loans increased net interest income by $0.6 million, while higher average investment balances increased net interest income by $0.5 million. These increases were partially offset by increased interest expense on interest bearing accounts of $1.3 million and increased short-term borrowing costs of $0.3 million. The Company’s reported net interest margin increased from 3.46% for the three months ended June 30, 2017 to 3.56% for the three months ended June 30, 2018. Excluding the favorable impact of accretion, the net interest margin for the three months ended June 30, 2018 and 2017 would have been 3.52% and 3.39%, respectively.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,602,103	$16,951	4.24%	$1,589,748	$15,732	3.97%
Commercial, financial, and agriculture(2)	1,501,618	16,578	4.43	1,448,535	14,562	4.03
Installment loans to individuals(2),(3)	34,425	516	6.01	34,972	535	6.14
Previously securitized loans(4)	***	246	***	***	285	***
Total loans	3,138,146	34,291	4.38	3,073,255	31,114	4.06
Securities:
Taxable	541,990	4,117	3.05	478,179	3,480	2.92
Tax-exempt(5)	91,135	898	3.95	89,320	1,056	4.74
Total securities	633,125	5,015	3.18	567,499	4,536	3.21
Deposits in depository institutions	29,164	61	0.84	28,961	17	—
Total interest-earning assets	3,800,435	39,367	4.15	3,669,715	35,667	3.90
Cash and due from banks	92,426			132,331
Bank premises and equipment	72,889			73,555
Other assets	255,719			248,716
Less: allowance for loan losses	(18,215)			(19,809)
Total assets	$4,203,254			$4,104,508

Liabilities
Interest-bearing demand deposits	$787,554	$445	0.23%	$710,091	$160	0.09%
Savings deposits	817,187	453	0.22	879,643	352	0.16
Time deposits(2)	1,123,261	4,020	1.44	1,066,047	3,147	1.18
Short-term borrowings	208,939	459	0.88	199,224	187	0.38
Long-term debt	16,495	230	5.59	16,495	189	4.60
Total interest-bearing liabilities	2,953,436	5,607	0.76	2,871,500	4,035	0.56
Noninterest-bearing demand deposits	704,546			703,259
Other liabilities	45,933			37,633
Stockholders’ equity	499,339			492,116
Total liabilities and stockholders’ equity	$4,203,254			$4,104,508
Net interest income		$33,760			$31,632
Net yield on earning assets			3.56%			3.46%

(1)	For purposes of this table, non-accruing loans have been included in average balances and loan fees, which are immaterial, have been included in interest income.
(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Three months ended June 30,
		2018	2017
	Residential real estate	$130	$144
	Commercial, financial and agriculture	238	496
	Installment loans to individuals	4	5
		$372	$645

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21% for the period ending June 30, 2018 and 35% for the period ending June 30, 2017.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2018 vs. 2017
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$122	$1,097	$1,219
Commercial, financial, and agriculture	534	1,482	2,016
Installment loans to individuals	(8)	(11)	(19)
Previously securitized loans	—	(39)	(39)
Total loans	648	2,529	3,177
Securities:
Taxable	464	173	637
Tax-exempt(1)	21	(179)	(158)
Total securities	485	(6)	479
Deposits in depository institutions	—	44	44
Total interest-earning assets	$1,133	$2,567	$3,700
Interest-bearing liabilities:
Interest-bearing demand deposits	$17	$268	$285
Savings deposits	(25)	126	101
Time deposits	169	704	873
Short-term borrowings	9	263	272
Long-term debt	—	41	41
Total interest-bearing liabilities	$170	$1,402	$1,572
Net Interest Income	$963	$1,165	$2,128
(1) Computed on a fully federal taxable equivalent using a tax rate of 21% for the three months ended June 30, 2018 and 35% for the three months ended June 30, 2017.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net interest income (GAAP)	$33,573	$31,262	$66,220	$61,710
Taxable equivalent adjustment	187	370	374	726
Net interest income, fully taxable equivalent	$33,760	$31,632	$66,594	$62,436

Average interest earning assets	$3,800,435	$3,669,715	$3,796,185	$3,642,949

Net interest margin	3.56%	3.46%	3.54%	3.46%
Accretion related to fair value adjustments	(0.04)%	(0.07)%	(0.04)%	(0.06)%
Net interest margin (excluding accretion)	3.52%	3.39%	3.50%	3.40%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Residential real estate	$1,472,916	$1,468,278	$1,455,578
Home equity	139,245	139,499	139,534
Commercial and industrial	213,687	208,484	197,429
Commercial real estate	1,294,489	1,277,576	1,256,736
Consumer	31,137	29,162	30,860
DDA overdrafts	3,994	4,411	3,630
Total loans	$3,155,468	$3,127,410	$3,083,767

Loan balances increased $28.1 million from December 31, 2017 to June 30, 2018.

Residential real estate loans increased $4.6 million from December 31, 2017 to June 30, 2018.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2018, $21.7 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $0.3 million during the first six months of 2018.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $5.2 million from December 31, 2017 to June 30, 2018.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $16.9 million from December 31, 2017 to June 30, 2018. At June 30, 2018, $28.6 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $2.0 million during the first six months of 2018.

Allowance and Provision for Loan Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the residential real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (i) unemployment and economic trends in the Company’s markets; (ii) concentrations of credit, if any, among any industries; (iii) trends in loan growth, loan mix, delinquencies, losses or credit impairment; and (iv) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a recovery of loan losses of $1.9 million in the first six months of 2018 as compared to a provision of $1.2 million in the first six months of 2017.  During the second quarter of 2018, City National Bank of West Virginia (“City National”), a subsidiary of the Company, liquidated repossessed assets associated with the Kentucky Fuels Corporation credit. As a result of the proceeds from this liquidation, City National recovered $1.3 million related to this credit. As of June 30, 2018, Kentucky Fuels Corporation’s remaining contractual balance with City National Bank is $1.3 million, but there is no recorded book balance associated with this loan. Additionally, as a result of this recovery, the historical loss rate used to compute the allowance not specifically allocated to individual credits in the Company’s commercial and industrial mining and energy sector (per North American Industry Classification System (NAICS)) improved and an additional release of reserve of $1.7 million was recognized in the second quarter of 2018. Exclusive of these events, the Company recorded a provision for loan losses of $0.9 million in the second quarter of 2018 which reflects changes in the quality of the portfolio. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.1 million for the first six months of 2018 and $1.9 million for the first six months of 2017.  Net charge-offs in the first six months of 2018 consisted primarily of net charge-offs of DDA overdrafts ($0.5 million), consumer loans ($0.3 million), home equity loans ($0.1 million), and residential real estate loans ($0.1 million), which were partially offset by a net recovery on commercial and industrial loans ($0.8 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2018 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Six months ended June 30,		Year ended December 31,
	2018	2017	2017
Balance at beginning of period	$18,836	$19,730	$19,730
Charge-offs:
Commercial and industrial	(724)	(110)	(400)
Commercial real estate	(275)	(282)	(720)
Residential real estate	(220)	(884)	(1,637)
Home equity	(111)	(239)	(403)
Consumer	(354)	(29)	(60)
DDA overdrafts	(1,272)	(1,271)	(2,714)
Total charge-offs	(2,956)	(2,815)	(5,934)
Recoveries:
Commercial and industrial	1,477	55	58
Commercial real estate	372	31	112
Residential real estate	159	156	294
Home equity	—	—	45
Consumer	105	25	63
DDA overdrafts	765	690	1,462
Total recoveries	2,878	957	2,034
Net charge-offs	(78)	(1,858)	(3,900)
(Recovery of) provision for purchased credit impaired loans	(12)	39	2,845
(Recovery of) provision for loan losses	(1,870)	1,152	161
Balance at end of period	$16,876	$19,063	$18,836
As a Percent of Average Total Loans:
Net charge-offs (annualized)	—%	0.12%	0.13%
(Recovery of) provision for loan losses (annualized)	(0.12)%	0.07%	0.10%
As a Percent of Non-Performing Loans:
Allowance for loan losses	127.63%	177.63%	178.39%
As a Percent of Total Loans:
Allowance for loan losses	0.53%	0.62%	0.60%

Table Seven
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2018	2017	2017
Commercial and industrial	$3,727	$4,092	$4,571
Commercial real estate	5,930	6,157	6,183
Residential real estate	4,579	6,647	5,212
Home equity	1,160	1,354	1,138
Consumer	268	73	62
DDA overdrafts	1,212	740	1,670
Allowance for Loan Losses	$16,876	$19,063	$18,836

The ALLL decreased from $18.8 million at December 31, 2017 to $16.9 million at June 30, 2018.  Below is a summary of the changes in the components of the ALLL from December 31, 2017 to June 30, 2018.

The allowance related to the commercial and industrial loan portfolio decreased from $4.6 million at December 31, 2017 to $3.7 million at June 30, 2018, primarily due to the Kentucky Fuels Corporation recovery and the associated improvement in the historical loss rate of the commercial and industrial mining and energy sector, which was partially offset by an increase in the historical loss rate of the remaining commercial and industrial portfolio.

The allowance allocated to the commercial real estate portfolio decreased $0.3 million from $6.2 million at December 31, 2017 to $5.9 million at June 30, 2018, primarily due to a decrease in risk-rated loans which was partially offset by growth in the loan portfolio.

The allowance allocated to the residential real estate portfolio decreased from $5.2 million at December 31, 2017 to $4.6 million at June 30, 2018, primarily due to an improvement in historical loss rates, partially offset by growth in the loan portfolio.

The allowance allocated to the home equity loan portfolio increased slightly from $1.1 million at December 31, 2017 to $1.2 million at June 30, 2018.

The allowance allocated to the consumer loan portfolio increased slightly from $0.1 million at December 31, 2017 to $0.3 million at June 30, 2018.

The allowance allocated to overdraft deposit accounts decreased from $1.7 million at December 31, 2017 to $1.2 million at June 30, 2018, due to a decrease in historical loss rates and outstanding balances.

Table Eight
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of June 30,		December 31,
	2018	2017	2017
Non-accrual loans	$13,078	$10,582	$10,297
Accruing loans past due 90 days or more	145	150	262
Total non-performing loans	13,223	10,732	10,559
Other real estate owned ("OREO")	3,636	4,204	3,585
Total non-performing assets	$16,859	$14,936	$14,144

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.53%	0.48%	0.45%

Past-due loans	$8,166	$7,951	$10,964

As a Percentage of Total Loans:
Past-due loans	0.26%	0.26%	0.35%

The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 0.45% at December 31, 2017 to 0.53% at June 30, 2018. Non-performing assets increased as a direct result of two specific credits that are each secured by high value residential real estate properties. The Company does not anticipate any losses on these two credits. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $11.0 million, or 0.35% of total loans outstanding, at December 31, 2017 to $8.2 million, or 0.26% of total loans outstanding, at June 30, 2018.

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

Table Nine
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of June 30,		As of December 31,
	2018	2017	2017
Impaired loans with a valuation allowance	$5,731	$5,833	$5,782
Impaired loans with no valuation allowance	4,966	4,291	3,885
Total impaired loans	$10,697	$10,124	$9,667

Allowance for loan losses allocated to impaired loans	$320	$679	$647

The average recorded investment in impaired loans during the six months ended June 30, 2018 and June 30, 2017 was $10.5 million and $10.1 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2018.

The Company recognized less than $0.2 million, respectively, of interest income received in cash on non-accrual and impaired loans for both the six months ended June 30, 2018 and June 30, 2017.  Less than $0.1 million of interest income, respectively, would have been recognized during the six months ended June 30, 2018 and June 30, 2017, if such loans had been current in accordance with their original terms.

Table Ten
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of June 30,		December 31,
	2018	2017	2017
Accruing:
Residential real estate	$20,424	$20,647	$21,005
Home equity	3,156	3,146	3,047
Commercial and industrial	119	35	135
Commercial real estate	8,279	8,483	8,381
Total accruing TDRs	31,978	32,311	32,568

Non-Accruing:
Residential real estate	307	154	84
Home equity	40	—	50
Total non-accruing TDRs	347	154	134

Total TDRs	$32,325	$32,465	$32,702

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 72% of the Company's total TDRs as of June 30, 2018. The average age of these TDRs was 12.1 years; the average current balance as a percentage of the original balance was 68.6%; and the average loan-to-value ratio was 65.1% as of June 30, 2018. Of the total 462 Chapter 7 related TDRs, 30 had an estimated loss exposure based on the current balance and appraised value at June 30, 2018.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2018 vs. 2017
(in millions)

	Six months ended June 30,
	2018	2017	$ Change	% Change
Gains on sale of investment securities	$—	$4.3	$(4.3)	(100.0)%
Non-interest income (excluding above gains)	30.1	29.2	0.9	3.1

Non-interest expense	49.9	48.8	1.1	2.3

Non-Interest Income: The Company realized $4.3 million of investment gains during the six months ended June 30, 2017 that represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. Exclusive of this gain, non-interest income increased from $29.2 million for the first six months of 2017 to $30.1 million for the first six months of 2018. This increase was attributable to an increase of $0.7 million, or 39.9%, in other income due primarily to the increase in the fair value of the Company's equity securities; an increase of $0.4 million, or 2.8%, in service charges; an increase of $0.4 million, or 4.2%, in bankcard revenue; and an increase of $0.2 million, or 7.2%, in trust and investment management fee income. These increases were partially offset by a decrease of $0.7 million in bank owned life insurance revenues due to death benefit proceeds received in the first six months of 2017.

Non-Interest Expense: Non-interest expenses increased $1.1 million, from $48.8 million in the first six months of 2017 to $49.9 million in the first six months of 2018. This increase was primarily due to an increase in salaries and employee benefits of $0.8 million which was largely due to annual salary adjustments, including an adjustment to wages for approximately 50% of the Company’s employees late in the first quarter of 2018 to make salaries more competitive in today’s employment environment and an increase in other expenses of $0.3 million.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2018 was 20.2% compared to 40.2% for the year ended December 31, 2017, and 32.0% for the six months ended June 30, 2017. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in corporate income tax rate, the Company reassessed its deferred tax assets and liabilities, which resulted in a charge to earnings in the fourth quarter of 2017 of $7.1 million. Exclusive of this item, the Company's tax rate from operations was 32.7% for the year ended December 31, 2017.

Three months ended June 30, 2018 vs. 2017
(in millions)

	Three months ended June 30,
	2018	2017	$ Change	% Change
Non-interest income	$15.6	$14.9	$0.7	4.7%
Non-interest expense	24.9	24.2	$0.7	2.9

Non-Interest Income: Non-interest income increased from $14.9 million for the second quarter of 2017 to $15.6 million for the second quarter of 2018. This increase was mainly due to an increase of $0.5 million, or 55.2%, in other income due primarily to an increase in the fair value of the Company's equity securities; an increase of $0.2 million, or 3.5%, in service charges; and an increase of $0.2 million, or 3.7%, in bankcard revenue. These increases were partially offset by a decrease of $0.2 million in bank owned life insurance.

Non-Interest Expense: Non-interest expenses increased $0.7 million, from $24.2 million in the second quarter of 2017 to $24.9 million in the second quarter of 2018. This increase was primarily due to an increase in salaries and employee benefits of $0.8 million which was largely due to annual salary adjustments, including an adjustment to wages for approximately 50% of the Company’s employees late in the first quarter of 2018 to make salaries more competitive in today’s employment environment. This increase was partially offset by a decrease in occupancy expense of $0.1 million and equipment and software related expenses of $0.1 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2018 was 20.3% compared to 40.2% for the year ended December 31, 2017, and 31.7% for the three months ended June 30, 2017. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in corporate income tax rate, the Company reassessed its deferred tax assets and liabilities, which resulted in a charge to earnings in the fourth quarter of 2017 of $7.1 million. Exclusive of this item, the Company's tax rate from operations was 32.7% for the year ended December 31, 2017.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
June 30, 2018
+400	6.00%	+6.5%
+300	5.00	+6.3
+200	4.00	+5.7
+100	3.00	+3.5
-50	1.50	-6.7
-100	1.00	-13.2

December 31, 2017
+400	5.50%	+4.0%
+300	4.50	+5.9
+200	3.50	+6.2
+100	2.50	+4.7
-50	1.00	-6.0
-100	0.50	-12.3

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank of West Virginia ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2018, City National could pay dividends up to $107.4 million plus net profits for the remainder of 2018, as defined by statute, up to the dividend declaration date without prior regulatory permission.

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

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.9 million on the debentures held by City Holding Capital Trust III. Interest payments on the debentures can be deferred for up to five years under certain circumstances and dividends to shareholders can, if necessary, be suspended. City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $28.4 million on an annualized basis over the next 12 months based on common shareholders outstanding at June 30, 2018.  In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.7 million of additional cash over the next 12 months. As of June 30, 2018, City Holding reported a cash balance of $31.1 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of June 30, 2018, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2018, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 71.7% as of June 30, 2018 and deposit balances fund 78.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $641.6 million at June 30, 2018, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $394.5 million.  Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 52.3% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $35.6 million of cash from operating activities during the first six months of 2018, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $56.5 million of cash in investing activities during the first six months of 2018, primarily due to net purchases of investment securities of $67.6 million and an increase in loans of $27.5 million. These increases were partially offset by maturities and calls of securities available-for-sale of $36.5 million. The Company generated $203.9 million of cash in financing activities during the first six months of 2018, principally as a result of an increase in short-term borrowings of $125.8 million, an increase in interest-bearing deposits of $88.2 million, and an increase in non-interest-bearing deposits of $18.0 million. These increases were partially offset by purchases of treasury stock of $14.7 million and dividends paid of $14.3 million to the Company’s common stockholders.

Capital Resources

Shareholders' equity increased $1.2 million due to net income of $38.6 million and increased stock based related compensation expense of $2.2 million. These increases were partially offset by the repurchase of approximately 214,000 common shares at a weighted average price of $68.54 per share ($14.7 million) as part of a one million share repurchase plan authorized by the Board of Directors in September 2014, cash dividends declared of $14.2 million, and an increase in other comprehensive loss of $10.7 million due to a decrease in the fair value of available for sale securities.

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

June 30, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$444,869	15.5%	$183,303	6.375%	$201,274	7.0%	$186,897	6.5%
City National Bank	377,646	13.2	181,807	6.375	199,631	7.0	185,372	6.5
Tier I Capital
City Holding Company	460,869	16.0	226,433	7.875	244,404	8.5	230,027	8.0
City National Bank	377,646	13.2	224,585	7.875	242,409	8.5	228,150	8.0
Total Capital
City Holding Company	478,255	16.6	283,940	9.875	301,910	10.5	287,534	10.0
City National Bank	395,032	13.9	281,623	9.875	299,447	10.5	285,187	10.0
Tier I Leverage Ratio
City Holding Company	460,869	11.1	165,599	4.000	165,599	4.0	206,999	5.0
City National Bank	377,646	9.2	163,408	4.000	163,408	4.0	204,260	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$430,154	15.1%	$163,441	5.750%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0	162,164	5.750	197,418	7.0	183,316	6.5
Tier I Capital
City Holding Company	446,154	15.7	206,078	7.250	241,609	8.5	227,397	8.0
City National Bank	338,105	12.0	204,468	7.250	239,721	8.5	225,620	8.0
Total Capital
City Holding Company	465,292	16.4	262,927	9.250	298,458	10.5	284,246	10.0
City National Bank	357,243	12.7	260,873	9.250	296,126	10.5	282,025	10.0
Tier I Leverage Ratio
City Holding Company	446,154	11.0	161,834	4.000	161,834	4.0	202,293	5.0
City National Bank	338,105	8.5	159,625	4.000	159,625	4.0	199,531	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of June 30, 2018, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2018, management believes that City Holding and City National have met all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of the outstanding shares at that time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2018:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1 - April 30, 2018	10,000	$69.26	10,000	187,921
May 1 - May 31, 2018	—	$—	—	187,921
June 1 - June 30, 2018	—	$—	—	187,921

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be filed or furnished with this Form 10-Q are attached hereto or incorporated herein by reference as shown in the following "Exhibit Index."

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

2(c)
Agreement and Plan of Merger, dated July 11, 2018, by and among Poage Bankshares, Inc., Town Square Bank, City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated July 11, 2018, and filed with the Securities and Exchange Commission on July 12, 2018).

2(d)
Agreement and Plan of Merger, dated July 11, 2018, by and among Farmers Deposit Bancorp, Inc., Farmers Deposit Bank, City Holding Company and City National Bank of West Virginia (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated July 11, 2018, and filed with the Securities and Exchange Commission on July 12, 2018).

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

Date: August 3, 2018