Form 10-Q
period 2018-09-30
CITY HOLDING CO
filed 2018-11-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Common stock, $2.50 Par Value – 15,389,278 shares as of November 5, 2018.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information involves risks and uncertainties that could result in the Company's actual results differing materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, (1) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (2) the Company may incur increased charge-offs in the future; (3) the Company could have adverse legal actions of a material nature; (4) the Company may face competitive loss of customers; (5) the Company may be unable to manage its expense levels; (6) the Company may have difficulty retaining key employees; (7) changes in the interest rate environment may have results on the Company’s operations materially different from those anticipated by the Company’s market risk management functions; (8) changes in general economic conditions and increased competition could adversely affect the Company’s operating results; (9) changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact the Company’s operating results; (10) the Company may experience difficulties growing loan and deposit balances; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; (12) the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject the Company and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses; (13) the impact of new minimum capital thresholds established as a part of the implementation of Basel III; (14) the businesses of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may not integrate successfully or such integration may take longer to accomplish than expected (15) the expected cost savings and any revenue synergies from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may not be fully realized within the expected time frames; (16) the disruption from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may make it more difficult to maintain relationships with clients, associates, or suppliers; and (17) other risk factors relating to the banking industry or the Company as detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those risk factors included in the disclosures under the heading “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$49,806	$54,450
Interest-bearing deposits in depository institutions	256,104	28,058
Cash and Cash Equivalents	305,910	82,508

Investment securities available for sale, at fair value	563,003	550,389
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2018 and December 31, 2017 - $56,841 and $65,646, respectively)	57,812	64,449
Other securities	28,875	14,147
Total Investment Securities	649,690	628,985

Gross loans	3,146,697	3,127,410
Allowance for loan losses	(16,311)	(18,836)
Net Loans	3,130,386	3,108,574

Bank owned life insurance	105,372	103,440
Premises and equipment, net	72,484	72,682
Accrued interest receivable	11,449	9,223
Net deferred tax asset	15,653	11,913
Goodwill and other intangible assets, net	78,215	78,595
Other assets	51,643	36,361
Total Assets	$4,420,802	$4,132,281

Liabilities
Deposits:
Noninterest-bearing	$672,042	$666,639
Interest-bearing:
Demand deposits	802,490	769,245
Savings deposits	821,390	796,275
Time deposits	1,147,709	1,083,475
Total Deposits	3,443,631	3,315,634

Short-term borrowings:
Federal funds purchased	170,000	54,000
Customer repurchase agreements	220,124	198,219
Long-term debt	16,495	16,495
Other liabilities	58,526	45,426
Total Liabilities	3,908,776	3,629,774
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2018 and December 31, 2017, less 3,598,106 and 3,429,519 shares in treasury, respectively	47,619	47,619
Capital surplus	140,450	140,960
Retained earnings	484,017	444,481
Cost of common stock in treasury	(136,783)	(124,909)
Accumulated other comprehensive income (loss):
Unrealized (loss) on securities available-for-sale	(18,244)	(611)
Underfunded pension liability	(5,033)	(5,033)
Total Accumulated Other Comprehensive (Loss)	(23,277)	(5,644)
Total Shareholders’ Equity	512,026	502,507
Total Liabilities and Shareholders’ Equity	$4,420,802	$4,132,281
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Interest and fees on loans	$36,872	$32,004	$104,082	$93,223
Interest and dividends on investment securities:
Taxable	4,216	3,666	12,314	10,591
Tax-exempt	701	665	2,114	2,014
Interest on deposits in depository institutions	940	31	1,043	51
Total Interest Income	42,729	36,366	119,553	105,879

Interest Expense
Interest on deposits	5,497	3,796	14,741	10,885
Interest on short-term borrowings	1,435	349	2,354	693
Interest on long-term debt	239	195	680	565
Total Interest Expense	7,171	4,340	17,775	12,143
Net Interest Income	35,558	32,026	101,778	93,736
(Recovery of) provision for loan losses	(27)	1,393	(1,910)	2,584
Net Interest Income After (Recovery of) Provision for Loan Losses	35,585	30,633	103,688	91,152

Non-Interest Income
Net gains on sale of investment securities	—	—	—	4,276
Service charges	7,598	7,415	21,783	21,219
Bankcard revenue	4,677	4,291	13,543	12,804
Trust and investment management fee income	1,579	1,471	4,792	4,469
Bank owned life insurance	813	774	2,356	2,972
Other income	1,086	660	3,382	2,303
Total Non-Interest Income	15,753	14,611	45,856	48,043

Non-Interest Expense
Salaries and employee benefits	13,576	12,580	40,368	38,783
Occupancy related expense	2,323	2,426	7,073	7,361
Equipment and software related expense	1,965	1,940	5,691	5,835
FDIC insurance expense	315	328	943	1,031
Advertising	808	689	2,444	2,203
Bankcard expenses	1,134	1,051	3,274	2,964
Postage, delivery, and statement mailings	537	517	1,630	1,576
Office supplies	364	377	1,006	1,082
Legal and professional fees	453	504	1,378	1,393
Telecommunications	408	494	1,349	1,470
Repossessed asset losses, net of expenses	156	107	638	589
Other expenses	3,001	3,296	9,098	8,799
Total Non-Interest Expense	25,040	24,309	74,892	73,086
Income Before Income Taxes	26,298	20,935	74,652	66,109
Income tax expense	5,606	7,003	15,369	21,463
Net Income Available to Common Shareholders	$20,692	$13,932	$59,283	$44,646

Total Comprehensive Income	$16,367	$14,240	$44,307	$47,881

Average shares outstanding, basic	15,340	15,485	15,360	15,391
Effect of dilutive securities	18	20	20	24
Average shares outstanding, diluted	15,358	15,505	15,380	15,415

Basic earnings per common share	$1.34	$0.89	$3.82	$2.87
Diluted earnings per common share	$1.33	$0.89	$3.82	$2.86
Dividends declared per common share	$0.53	$0.44	$1.45	$1.32

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$20,692	$13,932	$59,283	$44,646

Unrealized (losses) gains on available-for-sale securities arising during the period	(5,638)	488	(19,520)	9,404
Reclassification adjustment for gains	—	—	—	(4,276)
Other comprehensive (loss) income before income taxes	(5,638)	488	(19,520)	5,128
Tax effect	1,313	(180)	4,544	(1,893)
Other comprehensive (loss) income, net of tax	(4,325)	308	(14,976)	3,235

Comprehensive Income, Net of Tax	$16,367	$14,240	$44,307	$47,881

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2018 and 2017
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2018	$47,619	$140,091	$471,515	$(136,520)	$(18,952)	$503,753
Net income	—	—	20,692	—	—	20,692
Other comprehensive income	—	—	—	—	(4,325)	(4,325)
Cash dividends declared ($0.53 per share)	—	—	(8,190)	—	—	(8,190)
Stock-based compensation expense	—	455	—	—	—	455
Exercise of 3,986 stock options	—	(96)	—	277	—	181
Purchase of 7,000 treasury shares	—	—	—	(540)	—	(540)
Balance at September 30, 2018	$47,619	$140,450	$484,017	$(136,783)	$(23,277)	$512,026

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2017	$47,619	$139,972	$433,944	$(124,943)	$(4,085)	$492,507
Net income	—	—	13,932	—	—	13,932
Other comprehensive income	—	—	—	—	308	308
Cash dividends declared ($0.44 per share)	—	—	(6,875)	—	—	(6,875)
Stock-based compensation expense	—	443	—	—	—	443
Restricted awards granted	—	(34)	—	34	—	—
Balance at September 30, 2017	$47,619	$140,381	$441,001	$(124,909)	$(3,777)	$500,315

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2018 and 2017
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	59,283	—	—	59,283
Other comprehensive income	—	—	—	—	(14,976)	(14,976)
Adoption of new accounting pronouncement (see Note B)			2,657		(2,657)	—
Cash dividends declared ($1.45 per share)	—	—	(22,404)	—	—	(22,404)
Stock-based compensation expense	—	1,697	—	—	—	1,697
Restricted awards granted	—	(1,494)	—	1,494	—	—
Exercise of 29,133 stock options	—	(713)	—	1,862	—	1,149
Purchase of 221,327 treasury shares	—	—	—	(15,230)	—	(15,230)
Balance at September 30, 2018	$47,619	$140,450	$484,017	$(136,783)	$(23,277)	$512,026

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	44,646	—	—	44,646
Other comprehensive income	—	—	—	—	3,235	3,235
Cash dividends declared ($1.32 per share)	—	—	(20,662)	—	—	(20,662)
Stock-based compensation expense	—	1,653	—	—	—	1,653
Restricted awards granted	—	(1,351)	—	1,351	—	—
Issuance of 440,604 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 16,639 stock options	—	(101)	—	698	—	597
Balance at September 30, 2017	$47,619	$140,381	$441,001	$(124,909)	$(3,777)	$500,315

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2018	2017
Net income	$59,283	$44,646
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	1,154	836
(Recovery of) provision for loan losses	(1,910)	2,584
Depreciation of premises and equipment	3,819	4,486
Deferred income tax expense	921	3,810
Net periodic employee benefit cost	438	337
Unrealized gains recognized on securities still held	(1,155)	—
Realized investment securities gains	—	(4,276)
Stock-compensation expense	1,697	1,653
Excess tax benefit from stock-compensation expense	(155)	(550)
Proceeds from life insurance	425	1,717
Increase in value of bank-owned life insurance	(1,932)	(1,974)
Loans originated for sale	(9,286)	(13,858)
Proceeds from the sale of loans originated for sale	9,601	16,315
Gain on sale of loans	(249)	(437)
Change in accrued interest receivable	(2,226)	(828)
Change in other assets	(15,709)	1,562
Change in other liabilities	11,543	(1,505)
Net Cash Provided by Operating Activities	56,259	54,518

Proceeds from sales of securities available-for-sale	—	5,576
Proceeds from maturities and calls of securities available-for-sale	53,917	61,367
Proceeds from maturities and calls of securities held-to-maturity	6,552	8,072
Purchases of securities available-for-sale	(101,227)	(136,418)
Net increase in loans	(19,057)	(63,139)
Purchases of premises and equipment	(4,236)	(4,262)
Disposals of premises and equipment	772	2,500
Net Cash Used in Investing Activities	(63,279)	(126,304)

Net increase in non-interest-bearing deposits	5,403	(2,410)
Net increase in interest-bearing deposits	122,594	27,307
Net increase (decrease) in short-term borrowings	137,905	33,159
Proceeds from issuance of common stock	—	28,408
Purchases of treasury stock	(15,230)	—
Proceeds from exercise of stock options	1,149	597
Dividends paid	(21,399)	(20,249)
Net Cash Provided by Financing Activities	230,422	66,812
Increase (Decrease) in Cash and Cash Equivalents	223,402	(4,974)
Cash and cash equivalents at beginning of period	82,508	88,139
Cash and Cash Equivalents at End of Period	$305,910	$83,165

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 87 banking offices in West Virginia (58), Virginia (14), Kentucky (12) and southeastern Ohio (3). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Morgantown (WV), Winchester (VA), Staunton (VA), Virginia Beach (VA), Ashland (KY), and Lexington (KY). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On July 11, 2018, the Company announced that it had concurrently executed two separate definitive agreements to acquire Poage Bankshares, Inc. (“Poage”), of Ashland, Kentucky and its principal banking subsidiary, Town Square Bank, and Farmers Deposit Bancorp, Inc. (“Farmers Deposit”), of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank. The proposed mergers are expected to close in the fourth quarter of 2018 and the core data system conversions are also targeted to occur in the fourth quarter of 2018. City has received all regulatory approvals needed to acquire both Poage and Farmers Deposit and each merger has been approved by the shareholders of Poage and Farmers, respectively. Consummation of the respective mergers is subject to the completion of other customary closing conditions. Merger expenses are estimated at $18 million (pre-tax) for the Poage transaction and at $6 million (pre-tax) for the Farmers Deposit transaction, while core deposit intangibles are estimated at $4 million for Poage and at $1.5 million for Farmers Deposit. The Poage and Farmers Deposit transactions are not conditional upon each other.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2018. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. This ASU became effective for the Company for interim and annual periods on January 1, 2018. During the nine months ended September 30, 2018, a $1.2 million gain was recognized in other income in the consolidated statements of income as a result of the change in the fair value of equity and perpetual preferred securities due to the adoption of ASU 2016-01.  Additionally, $2.7 million, net of deferred taxes, was reclassified from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period unrealized gain position of these securities (see Note C - Investments and Note J - Accumulated Other Comprehensive Loss).

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

In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." This amendment provides improvements to specific sections of previously issued lease guidance, including a package of three practical expedients regarding the reassessment of prior period leases. This ASU will become effective for the Company on January 1, 2019. The adoption of ASU No. 2018-10 is not expected to have a material impact on the Company's financial statements.

In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." This amendment offers a practical expedient that allows the Company to recognize the prior period balance sheet impacts in the period of adoption and will not require adjustments to the prior period financial statements when adopting ASU No. 2016-02 described above. This ASU will become effective for the Company on January 1, 2019. The adoption of ASU No. 2018-11 is not expected to have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." This amendment removes, modifies, and clarifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU will become effective for the Company on January 1, 2020. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." This amendment removes, modifies, and clarifies certain disclosure requirements for defined benefit plans and other post-employment benefit plans. This ASU will become effective for the Company on January 1, 2021. The adoption of ASU No. 2018-14 is not expected to have a material impact on the Company's financial statements.

Note C –Investments

The amortized cost and estimated fair values of the Company's securities are shown in the following table (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1	$—	$—	$1	$2	$—	$—	$2
Obligations of states and
political subdivisions	92,972	265	1,673	91,564	94,552	2,051	407	96,196
Mortgage-backed securities:
U.S. government agencies	469,810	222	22,286	447,746	425,559	1,093	7,305	419,347
Private label	523	6	—	529	649	3	—	652
Trust preferred securities	4,772	26	—	4,798	4,764	26	54	4,736
Corporate securities(1)	17,086	7	172	16,921	21,916	475	123	22,268
Total Debt Securities	585,164	526	24,131	561,559	547,442	3,648	7,889	543,201
Marketable equity securities	—	—	—	—	2,136	3,563	—	5,699
Investment funds	1,526	—	82	1,444	1,525	—	36	1,489
Total Securities
Available-for-Sale	$586,690	$526	$24,213	$563,003	$551,103	$7,211	$7,925	$550,389

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$53,812	$—	$971	$52,841	$60,449	$1,222	$25	$61,646
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$57,812	$—	$971	$56,841	$64,449	$1,222	$25	$65,646

Other investment securities:
Non-marketable equity securities	$17,316	$—	$—	$17,316	$14,147	$—	$—	$14,147
Marketable equity securities(1)	11,559	—	—	11,559	—	—	—	—
Total Other Investment
Securities	$28,875	$—	$—	$28,875	$14,147	$—	$—	$14,147

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

	September 30, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$45,560	$653	$19,197	$1,020	$64,757	$1,673
Mortgage-backed securities:
U.S. Government agencies	239,964	8,325	191,172	13,961	431,136	22,286
Corporate securities	14,922	172	—	—	14,922	172
Investment funds	1,500	82	—	—	1,500	82
Total available-for-sale	$301,946	$9,232	$210,369	$14,981	$512,315	$24,213

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government agencies	$52,841	$971	$—	$—	$52,841	$971
Total held-to-maturity	$52,841	$971	$—	$—	$52,841	$971

	December 31, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,913	$28	$19,440	$379	$24,353	$407
Mortgage-backed securities:
U.S. Government agencies	172,807	1,887	140,226	5,418	313,033	7,305
Trust preferred securities	4,475	54	—	—	4,475	54
Corporate securities	3,357	49	2,350	74	5,707	123
Investment funds	1,500	36	—	—	1,500	36
Total available-for-sale	$187,052	$2,054	$162,016	$5,871	$349,068	$7,925

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government agencies	$7,182	$25	$—	$—	$7,182	$25
Total held-to-maturity	$7,182	$25	$—	$—	$7,182	$25

During the nine months ended September 30, 2018 and 2017, the Company had no investment impairment losses. At September 30, 2018, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on its equity securities that remain in the Company's investment portfolio as of that date was $1.6 million.

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2018, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2018, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,685	$2,684
Due after one year through five years	10,504	10,493
Due after five years through ten years	81,069	76,996
Due after ten years	490,906	471,386
Total	$585,164	$561,559

Held-to-Maturity Debt Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	57,812	56,841
Total	$57,812	$56,841

The table below presents the unrealized gains (losses) that were recognized in "Other Income" in the consolidated statements of income during the three and nine months ended September 30, 2018 as a result of the change in the fair value of the Company's equity and perpetual preferred securities due to the adoption of ASU 2016-01 (in thousands). Additionally, on January 1, 2018, the Company reclassified $2.7 million, net of deferred taxes, from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period fair value impact of these securities. During the nine months ended September 30, 2017, the Company realized $4.3 million of investment gains. These gains represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. As a result of these sales, the Company no longer holds any pooled trust preferred securities in its investment portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Equity and perpetual preferred securities:
Unrealized gains recognized on securities still held	$383	$—	$1,155	$—

Gross realized gains on securities sold	$—	$—	—	4,276
Gross realized losses on securities sold	—	—	—	—
Net investment security gains	$—	$—	$—	$4,276

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $490 million and $429 million at September 30, 2018 and December 31, 2017, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2018	December 31, 2017
Residential real estate	$1,485,823	$1,468,278
Home equity	143,540	139,499
Commercial and industrial	213,815	208,484
Commercial real estate	1,268,052	1,277,576
Consumer	31,869	29,162
DDA overdrafts	3,598	4,411
Gross loans	3,146,697	3,127,410
Allowance for loan losses	(16,311)	(18,836)
Net loans	$3,130,386	$3,108,574

Construction loans of $17.6 million and $25.3 million are included within residential real estate loans at September 30, 2018 and December 31, 2017, respectively.  Construction loans of $24.1 million and $28.9 million are included within commercial real estate loans at September 30, 2018 and December 31, 2017, respectively.  The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policy, which is focused on the risk characteristics of residential and commercial real estate lending, including specific risks related to construction lending.  Adequate consideration has been given to these loans in establishing the Company’s allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan losses, by portfolio loan classification, for the nine months ended September 30, 2018 and 2017 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2018 and December 31, 2017 (in thousands).

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2018
Allowance for loan losses
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(724)	(349)	(464)	(219)	(560)	(1,976)	(4,292)
Recoveries	1,625	538	275	—	130	1,109	3,677
(Recovery of) provision	(1,583)	(1,775)	(557)	385	709	911	(1,910)
Ending balance	$3,889	$4,597	$4,466	$1,304	$341	$1,714	$16,311

Nine months ended September 30, 2017
Allowance for loan losses
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(150)	(564)	(1,295)	(256)	(47)	(1,989)	(4,301)
Recoveries	57	92	286	45	46	1,015	1,541
(Recovery of) provision	946	205	218	68	(25)	1,172	2,584
Ending balance	$5,059	$6,306	$5,889	$1,274	$56	$970	$19,554

As of September 30, 2018
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$355	$—	$—	$—	$—	$355
Collectively	3,885	4,189	4,466	1,304	334	1,714	15,892
Acquired with deteriorated credit quality	4	53	—	—	7	—	64
Total	$3,889	$4,597	$4,466	$1,304	$341	$1,714	$16,311

Loans
Evaluated for impairment:
Individually	$656	$9,894	$—	$—	$—	$—	$10,550
Collectively	212,959	1,252,989	1,483,829	143,540	31,754	3,598	3,128,669
Acquired with deteriorated credit quality	200	5,169	1,994	—	115	—	7,478
Total	$213,815	$1,268,052	$1,485,823	$143,540	$31,869	$3,598	$3,146,697

As of December 31, 2017
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$647	$—	$—	$—	$—	$647
Collectively	4,567	5,313	5,112	1,138	58	1,670	17,858
Acquired with deteriorated credit quality	4	223	100	—	4	—	331
Total	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

Loans
Evaluated for impairment:
Individually	$849	$8,818	$—	$—	$—	$—	$9,667
Collectively	207,429	1,263,076	1,465,685	139,499	29,046	4,411	3,109,146
Acquired with deteriorated credit quality	206	5,682	2,593	—	116	—	8,597
Total	$208,484	$1,277,576	$1,468,278	$139,499	$29,162	$4,411	$3,127,410

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

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity, overall collateral position along with other economic trends, and historical payment performance.  The risk rating for each credit is updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review and credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated exceptional, good, acceptable, or pass/watch.  Loans rated special mention, substandard or doubtful are reviewed at least quarterly.  The Company uses the following definitions for its risk ratings:

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

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
September 30, 2018
Pass	$182,275	$1,228,716	$1,410,991
Special mention	26,345	7,421	33,766
Substandard	5,195	31,915	37,110
Doubtful	—	—	—
Total	$213,815	$1,268,052	$1,481,867

December 31, 2017
Pass	$175,951	$1,231,256	$1,407,207
Special mention	25,872	8,068	33,940
Substandard	6,661	38,252	44,913
Doubtful	—	—	—
Total	$208,484	$1,277,576	$1,486,060

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
September 30, 2018
Residential real estate	$1,482,771	$3,052	$1,485,823
Home equity	143,531	9	143,540
Consumer	31,869	—	31,869
DDA overdrafts	3,598	—	3,598
Total	$1,661,769	$3,061	$1,664,830

December 31, 2017
Residential real estate	$1,465,445	$2,833	$1,468,278
Home equity	139,239	260	139,499
Consumer	29,162	—	29,162
DDA overdrafts	4,411	—	4,411
Total	$1,638,257	$3,093	$1,641,350

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

The following table presents an aging analysis of the Company’s accruing and non-accrual loans, by portfolio loan classification (in thousands):

	September 30, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,478,137	$3,841	$793	$23	$3,029	$1,485,823
Home equity	143,072	407	52	9	—	143,540
Commercial and industrial	212,810	187	—	—	818	213,815
Commercial real estate	1,259,519	934	—	—	7,599	1,268,052
Consumer	31,829	38	1	—	1	31,869
DDA overdrafts	3,016	570	9	3	—	3,598
Total	$3,128,383	$5,977	$855	$35	$11,447	$3,146,697

	December 31, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,458,746	$5,990	$709	$19	$2,814	$1,468,278
Home equity	138,480	671	88	92	168	139,499
Commercial and industrial	206,447	549	1	142	1,345	208,484
Commercial real estate	1,269,520	1,841	245	—	5,970	1,277,576
Consumer	29,108	39	13	2	—	29,162
DDA overdrafts	3,849	541	14	7	—	4,411
Total	$3,106,150	$9,631	$1,070	$262	$10,297	$3,127,410

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$656	$656	$—	$849	$3,013	$—
Commercial real estate	4,185	4,210	—	3,036	4,861	—
Total	$4,841	$4,866	$—	$3,885	$7,874	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,709	5,709	356	5,782	5,782	647
Total	$5,709	$5,709	$356	$5,782	$5,782	$647

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Nine months ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$910	—	$1,165	$—
Commercial real estate	3,873	7	5,035	64
Total	$4,783	$7	$6,200	$64

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	5,730	179	3,821	83
Total	$5,730	$179	$3,821	$83

     Approximately $0.2 million of interest income would have been recognized during the nine months ended September 30, 2018 and 2017, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2018.

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

The following tables set forth the Company’s TDRs (in thousands):

	September 30, 2018			December 31, 2017
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$108	$—	$108	$135	$—	$135
Commercial real estate	8,231	—	8,231	8,381	—	8,381
Residential real estate	20,414	175	20,589	21,005	84	21,089
Home equity	2,941	—	2,941	3,047	50	3,097
Consumer	—	—	—	—	—	—
Total	$31,694	$175	$31,869	$32,568	$134	$32,702

	New TDRs
	Nine months ended September 30,
	2018			2017
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	22	1,465	1,465	27	3,009	3,009
Home equity	9	200	200	7	145	145
Consumer	—	—	—	—	—	—
Total	31	$1,665	$1,665	34	$3,154	$3,154

Note F –    Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	September 30, 2018	December 31, 2017
Junior subordinated debentures owed to City Holding Capital Trust III, due 2038, interest at a rate of 5.83% and 5.09%, respectively	$16,495	$16,495

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

On September 26, 2018, the Board of Directors of the Company authorized repayment in whole of the Debentures issued by the Company and held by City Holding Capital Trust III at a price of 100% of the principal amount. After receiving all required regulatory approvals, City Holding Capital Trust III will repay its Capital Securities on December 17, 2018 at a price of 100% of the principal amount. These securities were issued on March 27, 2008 and were callable in whole anytime after June 15, 2013. The Company estimates that the redemption of the Debentures and Capital Securities will reduce the Company's interest expense by approximately $1.0 million annually through 2038. After giving effect to the redemption of the Capital Securities, the Company anticipates it will remain "Well Capitalized" as defined by the banking regulators (total Risk-based capital of at least 10%, Tier 1 Capital ratio of at least 6% and a leverage ratio of at least 5%).

Note G –Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities on future cash flows. As of September 30, 2018 and December 31, 2017, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps and floors used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. For the majority of these instruments the Company acts as an intermediary for its customers. Changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations. The Company also has an interest rate swap that serves as a fair value hedge for changes in long term fixed interest rates related to commercial real estate loans. Hedge ineffectiveness is assessed quarterly and any ineffectiveness is recorded as non-interest expense. For the three and nine months ended September 30, 2018 and 2017, hedge ineffectiveness was less than $0.1 million and the change in fair value was less than $0.1 million, for each respective period.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$45,959	$668	$225,480	$4,877
Loan interest rate swap - liabilities	458,602	26,163	314,450	9,513
Financial institution counterparties:
Loan interest rate swap - assets	464,569	26,389	320,949	9,591
Loan interest rate swap - liabilities	45,959	668	218,924	4,877

Derivatives designated as hedges of fair value:
Financial institution counterparties:
Loan interest rate swap - assets	3,733	131	4,326	34

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Change in fair value non-hedging interest rate derivatives:
Other expense	$25	$6	$147	$30

Change in fair value hedging interest rate derivatives:
Other income (expense)	—	(3)	2	6

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2018 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
		Gross	Net Amounts	Adjustment		Applicable
		Amounts	of Assets	per		Netting
	Gross	Offset in the	Presented in	Applicable		Agreement
	Amounts of	Statement of	the Statement	Master	Fair Value	and Fair
	Recognized	Financial	of Financial	Netting	of Financial	Value of
Description	Assets	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d) *
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties	$668	$—	$668	$—	$668	$668	$—
Interest rate swap agreements - financial institution counterparties	26,389	—	26,389	—	—	—	26,389

Hedging derivative assets:
Interest rate swap agreements - financial institution counterparties	131	—	131	—	66	66	65

Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties	26,163	—	26,163	—	26,163	26,163	—
Interest rate swap agreements - financial institution counterparties	668	—	668	—	13,256	13,256	—

*	For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Consolidated Balance Sheets, no value is displayed to represent full collateralization.

Note H –Employee Benefit Plans

Pursuant to the terms of the City Holding Company 2003 Incentive Plan and the City Holding Company 2013 Incentive Plan (the "2003 Plan” and "2013 Plan", respectively), the Compensation Committee of the Board of Directors, or its delegate, may, from time to time, grant stock options, stock appreciation rights (“SARs”), or restricted stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2003 Plan expired in April of 2013 and the 2013 Plan was approved by the Company's shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued upon the exercise of stock options, SARs and stock awards under the 2013 Plan.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s common stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement. As of September 30, 2018, approximately 536,000 shares were still available to be issued under the 2013 Plan.

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

In 2018, the Board of Directors granted the named executive officers ("NEOs") of the Company restricted stock units ("RSUs") and performance share units ("PSUs"). The RSUs will vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs will vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on (1) the Company's three-year relative average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies and (2) the Company's total shareholder return ("TSR") relative to the TSR of the selected peer companies during the three-year performance period. If the three-year relative ROA is at or below the 25th percentile, 0% of the PSU grant will be earned; at the 50th percentile, 100% of the PSU grant will be earned; or at the 100th percentile, 200% of the PSU grant will be earned. The amount vested will be interpolated accordingly for performance between the 25th and 50th percentile and the 50th and 100th percentile. The payout of the PSUs will be increased or decreased as determined by a modifier based on the Company's TSR. If the three-year relative TSR is at or below the 25th percentile, the number of PSUs granted will be reduced by 25%; at the 50th percentile, the number of PSUs granted will not be adjusted; or at or above the 75th percentile, the number of PSUs granted will be increased by 25%. The amount vested will be interpolated accordingly for performance between the 25th and 50th percentile and the 50th and 75th percentile.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2018		2017
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	87,605	$47.15	86,613	$41.08
Granted	—	—	17,631	66.32
Exercised	(29,133)	39.47	(16,639)	35.91
Outstanding at September 30	58,472	$50.97	87,605	$47.15

Exerciseable at September 30	3,197	$42.82	7,887	$37.37

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Nine months ended September 30,
	2018	2017
Proceeds from stock option exercises	$1,149	$597
Intrinsic value of stock options exercised	944	481

Stock-based compensation expense associated with stock options	$137	$186

At period-end:	September 30, 2018
Unrecognized stock-based compensation expense associated with stock options	$245
Weighted average period (in years) in which the above amount is expected to be
recognized	2.1

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2018 and 2017, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2018, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at September 30, 2018 is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$30.00 - $34.99	500	$30.38	0.2	$23	500	$30.38	0.2	$23
35.00 - 39.99	38	37.74	4.4	1	38	37.74	4.4	1
40.00 - 44.99	30,676	43.87	7.0	1,010	1,675	44.43	5.5	54
45.00 - 49.99	9,627	46.61	6.4	291	984	46.61	6.4	30
65.00 - 70.00	17,631	66.32	8.4	185	—	—	—	—
	58,472			$1,510	3,197			$108

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2018, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2018		2017
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	170,033	$44.34	182,122	$39.40
Granted	28,363	69.94	27,339	64.42
Forfeited	—	—	(1,850)	42.25
Vested	(48,104)	37.31	(37,278)	35.02
Outstanding at September 30	150,292	$51.42	170,333	$44.35

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Nine months ended September 30,
	2018	2017
Stock-based compensation expense associated with restricted shares	$1,201	$1,107

At period-end:	September 30, 2018
Unrecognized stock-based compensation expense associated with restricted shares	$4,003
Weighted average period (in years) in which the above amount is expected to be
recognized	3.3

Shares issued in connection with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2018 and 2017, all shares issued in connection with restricted stock awards were issued from available treasury stock.

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains two frozen defined benefit pension plans (the “Defined Benefit Plans”), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company anticipates making a $1.6 million contribution in late 2018 (which has been accrued as of September 30, 2018), when the termination process is expected to be completed.

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Components of net periodic cost:
Interest cost	$147	$193	$442	$579
Expected return on plan assets	(270)	(294)	(810)	(883)
Net amortization and deferral	218	212	655	641
Settlement	—	—	151	—
Net Periodic Pension Cost	$95	$111	$438	$337

401(k) Plan expense	$190	$207	$619	$654

The components of net periodic benefit cost are included in the line item "Other Expenses" in the consolidated statements of income.

Note I –	Commitments and Contingencies

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

	September 30, 2018	December 31, 2017
Commitments to extend credit:
Home equity lines	$201,009	$194,477
Commercial real estate	47,912	66,901
Other commitments	182,139	184,895
Standby letters of credit	7,057	7,151
Commercial letters of credit	842	831

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

The Company owns 86,605 shares of Class B common stock of Visa, Inc. ("Visa") which are convertible into Class A common stock at a conversion ratio of 1.6298 per Class B share. As of September 30, 2018, the value of the Class A shares was $150.09 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $21.2 million which has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted. Visa Member Banks (as defined in Visa's organizational documents) are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Note J –	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23% for the three and nine months ended September 30, 2018 and 37% for the three and nine months ended September 30, 2017.

	Accumulated Other Comprehensive (Loss) Income
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	—	(14,976)	(14,976)
Amounts reclassified from other comprehensive loss	—	—	—
	—	(14,976)	(14,976)

Adoption of new accounting pronouncement	—	(2,657)	(2,657)
Balance at September 30, 2018	$(5,033)	$(18,244)	$(23,277)

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	—	5,933	5,933
Amounts reclassified from other comprehensive loss	—	(2,698)	(2,698)
	—	3,235	3,235

Balance at September 30, 2017	$(4,660)	$883	$(3,777)

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

Note K –Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income available to common shareholders	$20,692	$13,932	$59,283	$44,646
Less: earnings allocated to participating securities	(201)	(154)	(575)	(488)
Net earnings allocated to common shareholders	$20,491	$13,778	$58,708	$44,158

Distributed earnings allocated to common stock	$8,109	$6,797	$22,186	$20,391
Undistributed earnings allocated to common stock	12,382	6,981	36,522	23,767
Net earnings allocated to common shareholders	$20,491	$13,778	$58,708	$44,158

Average shares outstanding	15,340	15,485	15,360	15,391
Effect of dilutive securities:
Employee stock awards	18	20	20	24
Shares for diluted earnings per share	15,358	15,505	15,380	15,415

Basic earnings per share	$1.34	$0.89	$3.82	$2.87
Diluted earnings per share	$1.33	$0.89	$3.82	$2.86

Options to purchase approximately 400 shares and 3,000 shares of common stock were outstanding during the nine months ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2018.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1	$—	$1	$—
Obligations of states and political subdivisions	91,564	—	91,564	—
Mortgage-backed securities:
U.S. Government agencies	447,746	—	447,746	—
Private label	529	—	529	—
Trust preferred securities	4,798	—	4,537	261
Corporate securities	16,921	—	16,921	—
Marketable equity securities	11,559	6,686	4,873	—
Investment funds	1,444	1,444	—	—
Derivative assets	27,188	—	27,188	—
Financial Liabilities
Derivative liabilities	26,831	—	26,831	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,196	$—	$—	$10,196	$(356)
Non-Financial Assets
Other real estate owned	4,259	—	—	4,259	(328)

December 31, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	96,196	—	96,196	—
Mortgage-backed securities:
U.S. Government agencies	419,347	—	419,347	—
Private label	652	—	652	—
Trust preferred securities	4,736	—	4,475	261
Corporate securities	22,268	—	22,268	—
Marketable equity securities	5,699	5,699	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	14,502	—	14,502	—
Financial Liabilities
Derivative liabilities	14,390	—	14,390	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,020	$—	$—	$9,020	$(647)
Non-Financial Assets
Other real estate owned	3,585	—	—	3,585	(374)
Other assets	—	—	—	—	(170)

The table below presents a reconcilement of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which consist solely of trust preferred securities (in thousands):

	Nine months ended September 30,
	2018	2017
Beginning balance	$261	$2,535
Included in other comprehensive income	—	(974)
Dispositions	—	(1,300)
Transfers into Level 3	—	—
Ending balance	$261	$261

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2018 and 2017, collateral discounts ranged from 20% to 30%. During the nine months ended September 30, 2018 and 2017, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Nine months ended September 30,
	2018	2017

Beginning balance	$9,020	$6,916

Loans classified as impaired during the period	2,371	2,995
Specific valuation allowance allocations	—	(86)
Loans classified as impaired during the period, net of specific valuation allowances	2,371	2,909

(Additional) reduction in specific valuation allowance allocations	(292)	40

Paydowns, payoffs, other activity	(903)	(609)

Ending balance	$10,196	$9,256

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

	Nine months ended September 30,
	2018	2017

Beginning balance	$3,585	$4,588

OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	3,909	2,743
Charge-offs recognized in the allowance for loan losses	(1,429)	(954)
Fair value	2,480	1,789

OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,742	1,464
Fair value	1,414	1,152
Write-downs included in other non-interest expense	(328)	(312)

Disposed	(1,478)	(2,070)

Ending balance	$4,259	$3,995

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Cash and cash equivalents	$305,910	$305,910	$305,910	$—	$—
Securities available-for-sale	563,003	563,003	1,444	561,298	261
Securities held-to-maturity	57,812	56,841	—	56,841	—
Other securities	28,875	28,875	6,686	22,189	—
Net loans	3,130,386	3,111,258	—	—	3,111,258
Accrued interest receivable	11,449	11,449	11,449	—	—
Derivative assets	27,188	27,188	—	27,188	—

Liabilities:
Deposits	3,443,631	3,449,884	2,295,922	1,153,962	—
Short-term debt	390,124	390,081	—	390,081	—
Long-term debt	16,495	16,492	—	16,492	—
Derivative liabilities	26,831	26,831	—	26,831	—

December 31, 2017
Assets:
Cash and cash equivalents	82,508	82,508	82,508	—	—
Securities available-for-sale	550,389	550,389	7,188	542,940	261
Securities held-to-maturity	64,449	65,646	—	65,646	—
Other securities	14,147	14,147	—	14,147	—
Net loans	3,108,574	3,014,425	—	—	3,014,425
Accrued interest receivable	9,223	9,223	9,223	—	—
Derivative assets	14,502	14,502	—	14,502	—

Liabilities:
Deposits	3,315,634	3,309,910	2,232,159	1,077,751	—
Short-term debt	252,219	252,219	—	252,219	—
Long-term debt	16,495	16,444	—	16,444	—
Derivative liabilities	14,390	14,390	—	14,390	—

Note M –Contracts with Customers

The Company's largest source of revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), and non-interest income. The Company's significant sources of non-interest income are: service charges, bankcard revenue, trust and investment management fee income and bank owned life insurance (which is also excluded from the ASC 606).

The following table shows the Company's total non-interest income segregated between those within the scope of ASC 606 and those within the scope of other GAAP topics (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Non-interest income
Non-interest income from contracts with customers	$14,556	$42,234
Non-interest income within the scope of other GAAP topics	1,197	3,622
Total non-interest income	$15,753	$45,856

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue	Three months ended	Nine months ended
	Recognition	September 30, 2018	September 30, 2018
Major revenue streams
Service charges	At a point in time & over time	$7,598	$21,783
Bankcard revenue	At a point in time	4,677	13,543
Trust and investment management fee income	Over time	1,579	4,792
Other income	At a point in time & over time	702	2,116
Net revenue from contracts with customers		14,556	42,234
Non-interest income within the scope of other GAAP topics		1,197	3,622
Total non-interest income		$15,753	$45,856

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2017 and by various state taxing authorities for the years ended December 31, 2014 through 2017.

Financial Summary

Nine months ended September 30, 2018 vs. 2017

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2018	2017

Net income available to common shareholders (in thousands)	$59,283	$44,646
Earnings per common share, basic	$3.82	$2.87
Earnings per common share, diluted	$3.82	$2.86
Dividend payout ratio	38.0%	46.2%
ROA*	1.86%	1.46%
ROE*	15.6%	12.2%
ROATCE*	18.5%	14.6%
Average equity to average assets ratio	11.9%	12.0%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2018 increased $8.0 million compared to the nine months ended September 30, 2017 (see Net Interest Income). The Company recorded a recovery of loan losses of $1.9 million for the nine months ended September 30, 2018 compared to a provision for loan losses of $2.6 million for the nine months ended September 30, 2017 (see Allowance and Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $2.2 million and non-interest expense increased $1.8 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.

Three months ended September 30, 2018 vs. 2017

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2018	2017

Net income available to common shareholders (in thousands)	$20,692	$13,932
Earnings per common share, basic	$1.34	$0.89
Earnings per common share, diluted	$1.33	$0.89
Dividend payout ratio	39.7%	49.5%
ROA*	1.90%	1.37%
ROE*	16.0%	11.1%
ROATCE*	18.9%	13.2%
Average equity to average assets ratio	11.8%	12.3%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company’s net interest income for the three months ended September 30, 2018 increased $3.5 million compared to the three months ended September 30, 2017 (see Net Interest Income). The Company recorded no provision for loan losses for the three months ended September 30, 2018 compared to a provision for loan losses of $1.4 million for the three months ended September 30, 2017 (see Allowance and Provision for Loan Losses).  As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.1 million and non-interest expense increased $0.7 million from the three months ended September 30, 2017.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2017 are summarized in the following table (in millions):

	September 30,	December 31,
	2018	2017	$ Change	% Change

Cash and cash equivalents	$305.9	$82.5	$223.4	270.8%
Gross loans	3,146.7	3,127.4	19.3	0.6%
Other assets	51.6	36.4	15.2	41.8%

Total deposits	3,443.6	3,315.6	128.0	3.9%
Federal Funds purchased	170.0	54.0	116.0	214.8%
Other liabilities	58.5	45.4	13.1	28.9%

Cash and cash equivalents increased $223.4 million from $82.5 million at December 31, 2017 to $305.9 million at September 30, 2018 as the Company borrowed funds to improve its on-balance sheet liquidity (see Consolidated Statements of Cash Flows).

Gross loans increased $19.3 million (0.6%) from December 31, 2017 to $3.15 billion at September 30, 2018, primarily due to increases in residential real estate loans of $17.5 million (1.2%), commercial and industrial loans of $5.3 million (2.6%), and home equity junior lien loans of $4.0 million (2.9%). These increase were partially offset by a decrease in commercial real estate loans of $9.5 million.

Other assets increased $15.2 million (41.8%) from December 31, 2017 to $51.6 million at September 30, 2018 primarily due to an increase in the loan swap asset of $12.7 million as a result of increases in the fair value of loan swap contracts.

Total deposits increased $128.0 million from December 31, 2017 to $3.44 billion at September 30, 2018 due to growth in time deposits of $64.2 million, demand deposits of $33.2 million, savings deposits of $25.1 million, and non-interest bearing deposits of $5.4 million during the nine months ended September 30, 2018.

Federal Funds purchased increased $116.0 million from December 31, 2017, as the Company borrowed funds to improve its on-balance sheet liquidity.

Other liabilities increased $13.1 million at December 31, 2017 to $58.5 million at September 30, 2018 as a result of increases in the loan swap liability of $12.4 million due to increases in the fair value of loan swap contracts.

Net Interest Income

Nine months ended September 30, 2018 vs. 2017

The Company’s tax equivalent net interest income increased $7.5 million, or 7.9%, from $94.8 million for the nine months ended September 30, 2017 to $102.3 million for the nine months ended September 30, 2018. Excluding the impact of accretion, net interest income increased $7.9 million for the nine months ended September 30, 2018. This increase was primarily due to higher yields on commercial loans which increased interest income by $4.7 million, higher yields on residential real estate loans which increased interest income $3.3 million, and higher average balances on commercials loans which increased interest income by $1.5 million as compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company recognized $1.3 million in additional loan prepayment fees compared to the nine months ended September 30, 2017. In addition, higher average investment balances increased investment income by $1.5 million and deposits in depository institutions increased interest income by $1.0 million. These increases were partially offset by increased interest expense on interest bearing accounts ($3.9 million), primarily due to an increase in the cost of funds, and increased short-term borrowing costs ($1.7 million). The Company’s reported net interest margin increased from 3.46% for the nine months ended September 30, 2017 to 3.52% for the nine months ended September 30, 2018. Excluding the favorable impact of accretion, the net interest margin for the nine months ended September 30, 2018 and 2017 would have been 3.48% and 3.41%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,607,396	$51,083	4.25%	$1,591,403	$47,329	3.98%
Commercial, financial, and agriculture(2)	1,498,612	50,646	4.52	1,446,849	43,121	3.98
Installment loans to individuals(2),(3)	34,472	1,604	6.22	34,881	1,688	6.47
Previously securitized loans(4)	***	748	***	***	1,086	***
Total loans	3,140,480	104,081	4.43	3,073,133	93,224	4.06
Securities:
Taxable	544,351	12,314	3.02	481,372	10,591	2.94
Tax-exempt(5)	91,147	2,677	3.93	88,484	3,099	4.68
Total securities	635,498	14,991	3.15	569,856	13,690	3.21
Deposits in depository institutions	116,532	1,043	1.20	25,822	51	0.26
Total interest-earning assets	3,892,510	120,115	4.13	3,668,811	106,965	3.90
Cash and due from banks	45,268			92,159
Bank premises and equipment	72,780			73,686
Other assets	252,798			249,700
Less: allowance for loan losses	(18,286)			(19,999)
Total assets	$4,245,070			$4,064,357

Liabilities
Interest-bearing demand deposits	$782,883	$1,327	0.23%	$706,355	$476	0.09%
Savings deposits	811,818	1,331	0.22	844,375	998	0.16
Time deposits(2)	1,120,459	12,083	1.44	1,063,137	9,411	1.18
Short-term borrowings	265,877	2,355	1.18	208,419	693	0.44
Long-term debt	16,495	680	5.51	16,495	565	4.58
Total interest-bearing liabilities	2,997,532	17,776	0.79	2,838,781	12,143	0.57
Noninterest-bearing demand deposits	694,453			697,231
Other liabilities	47,498			41,159
Stockholders’ equity	505,587			487,186
Total liabilities and stockholders’ equity	$4,245,070			$4,064,357
Net interest income		$102,339			$94,822
Net yield on earning assets			3.52%			3.46%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$1,635	$383

(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Nine months ended September 30,
		2018	2017
	Residential real estate	$350	$404
	Commercial, financial and agriculture	545	907
	Installment loans to individuals	17	17
	Time deposits	—	16
		$912	$1,344

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21% for the period ending September 30, 2018 and 35% for the period ending September 30, 2017.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2018 vs. 2017
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$476	$3,278	$3,754
Commercial, financial, and agriculture	1,543	5,982	7,525
Installment loans to individuals	(20)	(64)	(84)
Previously securitized loans	—	(338)	(338)
Total loans	1,999	8,858	10,857
Securities:
Taxable	1,386	337	1,723
Tax-exempt(1)	93	(515)	(422)
Total securities	1,479	(178)	1,301
Deposits in depository institutions	179	813	992
Total interest-earning assets	$3,657	$9,493	$13,150
Interest-bearing liabilities:
Interest-bearing demand deposits	$52	$799	$851
Savings deposits	(38)	371	333
Time deposits	507	2,165	2,672
Short-term borrowings	191	1,471	1,662
Long-term debt	—	115	115
Total interest-bearing liabilities	$712	$4,921	$5,633
Net Interest Income	$2,945	$4,572	$7,517

(1)	Computed on a fully federal taxable equivalent using a tax rate of 21% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017.

Three months ended September 30, 2018 vs. 2017
The Company’s tax equivalent net interest income increased $3.4 million, or 10.4%, from $32.4 million for the three months ended September 30, 2017 to $35.7 million for the three months ended September 30, 2018. Excluding the impact of accretion, net interest income increased $3.5 million for the three months ended September 30, 2018. Higher yields on commercial loans increased net interest income by $1.9 million, higher yields on residential real estate loans increased net interest income by $1.3 million. During the three months ended September 30, 2018, the Company recognized $1.2 million in additional loan prepayment fees compared to the three months ended September 30, 2017. Additionally, interest income from deposits in depository institutions increased $0.9 million and investment income increased $0.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These increases were partially offset by increased interest expense on interest bearing accounts of $1.7 million and increased short-term borrowing costs of $1.1 million. The Company’s reported net interest margin increased from 3.45% for the three months ended September 30, 2017 to 3.54% for the three months ended September 30, 2018. Excluding the favorable impact of accretion, the net interest margin for the three months ended September 30, 2018 and 2017 would have been 3.51% and 3.42%, respectively.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,618,829	$17,653	4.33%	$1,598,037	$16,117	4.00%
Commercial, financial, and agriculture(2)	1,494,666	18,460	4.90	1,457,821	14,975	4.08
Installment loans to individuals(2),(3)	35,825	584	6.47	33,935	558	6.52
Previously securitized loans(4)	***	175	***	***	353	***
Total loans	3,149,320	36,872	4.64	3,089,793	32,003	4.11
Securities:
Taxable	554,157	4,216	3.02	507,106	3,666	2.87
Tax-exempt(5)	90,596	888	3.89	91,276	1,024	4.45
Total securities	644,753	5,104	3.14	598,382	4,690	3.11
Deposits in depository institutions	210,994	940	1.77	31,517	31	0.39
Total interest-earning assets	4,005,067	42,916	4.25	3,719,692	36,724	3.92
Cash and due from banks	49,933			62,723
Bank premises and equipment	72,733			72,756
Other assets	256,834			247,076
Less: allowance for loan losses	(17,247)			(20,038)
Total assets	$4,367,320			$4,082,209

Liabilities
Interest-bearing demand deposits	$778,639	$526	0.27%	$700,625	$159	0.09%
Savings deposits	816,597	537	0.26	821,949	321	0.15
Time deposits(2)	1,141,461	4,434	1.54	1,070,941	3,316	1.23
Short-term borrowings	350,832	1,435	1.62	230,030	349	0.60
Long-term debt	16,495	239	5.75	16,495	195	4.69
Total interest-bearing liabilities	3,104,024	7,171	0.92	2,840,040	4,340	0.61
Noninterest-bearing demand deposits	697,485			698,106
Other liabilities	50,093			42,202
Stockholders’ equity	515,718			501,861
Total liabilities and stockholders’ equity	$4,367,320			$4,082,209
Net interest income		$35,745			$32,384
Net yield on earning assets			3.54%			3.45%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$1,365	$162

(2)
Included in the above table are the following amounts for the accretion of the fair value adjustments related to the acquisitions of Virginia Savings Bancorp, Inc., Community Financial Corporation and American Founders Bank, Inc.:

		Three months ended September 30,
		2018	2017
	Residential real estate	$110	$122
	Commercial, financial and agriculture	157	235
	Installment loans to individuals	3	3
		$270	$360

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21% for the period ending September 30, 2018 and 35% for the period ending September 30, 2017.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2018 vs. 2017
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$210	$1,326	$1,536
Commercial, financial, and agriculture	378	3,107	3,485
Installment loans to individuals	31	(5)	26
Previously securitized loans	—	(178)	(178)
Total loans	619	4,250	4,869
Securities:
Taxable	340	210	550
Tax-exempt(1)	(8)	(128)	(136)
Total securities	332	82	414
Deposits in depository institutions	177	732	909
Total interest-earning assets	$1,128	$5,064	$6,192
Interest-bearing liabilities:
Interest-bearing demand deposits	$18	$349	$367
Savings deposits	(2)	218	216
Time deposits	218	900	1,118
Short-term borrowings	183	903	1,086
Long-term debt	—	44	44
Total interest-bearing liabilities	$417	$2,414	$2,831
Net Interest Income	$711	$2,650	$3,361
(1) Computed on a fully federal taxable equivalent using a tax rate of 21% for the three months ended September 30, 2018 and 35% for the three months ended September 30, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net interest income (GAAP)	$35,558	$32,026	$101,778	$93,736
Taxable equivalent adjustment	187	358	561	1,086
Net interest income, fully taxable equivalent	$35,745	$32,384	$102,339	$94,822

Average interest earning assets	$4,005,067	$3,719,692	$3,892,510	$3,668,811

Net interest margin	3.54%	3.45%	3.52%	3.46%
Accretion related to fair value adjustments	(0.03)%	(0.03)%	(0.04)%	(0.05)%
Net interest margin (excluding accretion)	3.51%	3.42%	3.48%	3.41%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Residential real estate	$1,485,823	$1,468,278	$1,465,942
Home equity	143,540	139,499	139,702
Commercial and industrial	213,815	208,484	204,722
Commercial real estate	1,268,052	1,277,576	1,260,906
Consumer	31,869	29,162	30,323
DDA overdrafts	3,598	4,411	4,317
Total loans	$3,146,697	$3,127,410	$3,105,912

Loan balances increased $19.3 million from December 31, 2017 to September 30, 2018.

Residential real estate loans increased $17.5 million from December 31, 2017 to September 30, 2018.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2018, $17.6 million of the residential real estate loans were for properties under construction.

Home equity loans increased $4.0 million during the first nine months of 2018.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $5.3 million from December 31, 2017 to September 30, 2018.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $9.5 million from December 31, 2017 to September 30, 2018. At September 30, 2018, $24.1 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $2.7 million during the first nine months of 2018.

Allowance and Provision for Loan Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the residential real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (i) unemployment and economic trends in the Company’s markets; (ii) concentrations of credit, if any, among any industries; (iii) trends in loan growth, loan mix, delinquencies, losses or credit impairment; and (iv) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk of loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a recovery of loan losses of $1.9 million in the first nine months of 2018 as compared to a provision of $2.6 million in the first nine months of 2017.  During the nine months ended September 30, 2018, City National Bank of West Virginia ("City National"), a subsidiary of the Company, liquidated repossessed assets associated with the Kentucky Fuels Corporation credit. As a result of the proceeds from this liquidation, City National recovered $1.3 million related to this credit. As of September 30, 2018, Kentucky Fuels Corporation's remaining contractual balance with City National is $1.3 million, but there is no recorded book balance associated with this loan. Additionally, as a result of this recovery, the historical loss rate used to compute the allowance not specifically allocated to individual credits in the Company's commercial and industrial mining and energy sector (per the North American Industry Classification System ("NAICS")) improved and an additional release of reserve of $1.7 million was recognized during the nine months ended September 30, 2018. The Company did not record a provision for loan losses in the third quarter of 2018 due to continued improvement in the Company’s historical loss rates used to compute the allowance not specifically allocated to individual credits and changes in the quality of the portfolio in general. During September 2018, Hurricane Florence brought historic flooding to many parts of North and South Carolina. The Company has a loan production office in Charlotte, NC and has commercial real estate loans on properties in areas affected by the flooding. Based on management’s review, the Company does not anticipate any losses related to this flooding. The Company will work closely with any of its customers to help ensure the best outcome for all parties. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.6 million for the first nine months of 2018 and $2.8 million for the first nine months of 2017.  Net charge-offs in the first nine months of 2018 consisted primarily of net charge-offs of DDA overdrafts ($0.9 million), consumer loans ($0.4 million), home equity loans ($0.2 million), and residential real estate loans ($0.2 million), which were partially offset by a net recovery on commercial and industrial loans ($0.9 million) and commercial real estate ($0.2 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2018 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Nine months ended September 30,		Year ended December 31,
	2018	2017	2017
Balance at beginning of period	$18,836	$19,730	$19,730
Charge-offs:
Commercial and industrial	(724)	(150)	(400)
Commercial real estate	(349)	(564)	(720)
Residential real estate	(464)	(1,295)	(1,637)
Home equity	(219)	(256)	(403)
Consumer	(560)	(47)	(60)
DDA overdrafts	(1,976)	(1,989)	(2,714)
Total charge-offs	(4,292)	(4,301)	(5,934)
Recoveries:
Commercial and industrial	1,625	57	58
Commercial real estate	538	92	112
Residential real estate	275	286	294
Home equity	—	45	45
Consumer	130	46	63
DDA overdrafts	1,109	1,015	1,462
Total recoveries	3,677	1,541	2,034
Net charge-offs	(615)	(2,760)	(3,900)
(Recovery of) provision for purchased credit impaired loans	(40)	39	2,845
(Recovery of) provision for loan losses	(1,870)	2,545	161
Balance at end of period	$16,311	$19,554	$18,836
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.03%	0.12%	0.13%
(Recovery of) provision for loan losses (annualized)	(0.08)%	0.11%	0.10%
As a Percent of Non-Performing Loans:
Allowance for loan losses	142.06%	182.83%	178.39%
As a Percent of Total Loans:
Allowance for loan losses	0.52%	0.63%	0.60%

Table Seven
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2018	2017	2017
Commercial and industrial	$3,889	$5,059	$4,571
Commercial real estate	4,597	6,306	6,183
Residential real estate	4,466	5,889	5,212
Home equity	1,304	1,274	1,138
Consumer	341	56	62
DDA overdrafts	1,714	970	1,670
Allowance for Loan Losses	$16,311	$19,554	$18,836

The ALLL decreased from $18.8 million at December 31, 2017 to $16.3 million at September 30, 2018.  Below is a summary of the changes in the components of the ALLL from December 31, 2017 to September 30, 2018.

The allowance related to the commercial and industrial loan portfolio decreased from $4.6 million at December 31, 2017 to $3.9 million at September 30, 2018, primarily due to the Kentucky Fuels Corporation recovery and the associated improvement in the historical loss rate of the commercial and industrial mining and energy sector, which was partially offset by an increase in the historical loss rate of the remaining commercial and industrial portfolio.

The allowance allocated to the commercial real estate portfolio decreased $1.6 million from $6.2 million at December 31, 2017 to $4.6 million at September 30, 2018, primarily due to an improvement in historical loss rates and a decrease in risk-rated loans.

The allowance allocated to the residential real estate portfolio decreased from $5.2 million at December 31, 2017 to $4.5 million at September 30, 2018, primarily due to an improvement in historical loss rates, partially offset by growth in the loan portfolio.

The allowance allocated to the home equity loan portfolio increased slightly from $1.1 million at December 31, 2017 to $1.3 million at September 30, 2018.

The allowance allocated to the consumer loan portfolio increased slightly from $0.1 million at December 31, 2017 to $0.3 million at September 30, 2018.

The allowance allocated to overdraft deposit accounts remained consistent at $1.7 million at December 31, 2017 and September 30, 2018.

Table Eight
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of September 30,		December 31,
	2018	2017	2017
Non-accrual loans	$11,447	$10,673	$10,297
Accruing loans past due 90 days or more	35	22	262
Total non-performing loans	11,482	10,695	10,559
Other real estate owned ("OREO")	4,259	3,995	3,585
Total non-performing assets	$15,741	$14,690	$14,144

As a Percent of Loans and Other Real Estate Owned:
Non-performing loans	0.50%	0.47%	0.45%

Past-due loans	$6,867	$7,569	$10,964

As a Percentage of Total Loans:
Past-due loans	0.22%	0.24%	0.35%

The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 0.45% at December 31, 2017 to 0.50% at September 30, 2018. Non-performing assets increased primarily as a direct result of two specific credits that are each secured by high value residential real estate properties. The Company does not anticipate any losses on these two credits. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $11.0 million, or 0.35% of total loans outstanding, at December 31, 2017 to $6.9 million, or 0.22% of total loans outstanding, at September 30, 2018.

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

Table Nine
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of September 30,		As of December 31,
	2018	2017	2017
Impaired loans with a valuation allowance	$5,709	$5,804	$5,782
Impaired loans with no valuation allowance	4,841	4,157	3,885
Total impaired loans	$10,550	$9,961	$9,667

Allowance for loan losses allocated to impaired loans	$356	$705	$647

The average recorded investment in impaired loans during the nine months ended September 30, 2018 and September 30, 2017 was $10.5 million and $10.1 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2018.

The Company recognized less than $0.2 million, respectively, of interest income received in cash on non-accrual and impaired loans for both the nine months ended September 30, 2018 and September 30, 2017.  Less than $0.2 million of interest income, respectively, would have been recognized during the nine months ended September 30, 2018 and September 30, 2017, if such loans had been current in accordance with their original terms.

Table Ten
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of September 30,		December 31,
	2018	2017	2017
Accruing:
Residential real estate	$20,414	$20,741	$21,005
Home equity	2,941	2,947	3,047
Commercial and industrial	108	31	135
Commercial real estate	8,231	8,427	8,381
Total accruing TDRs	31,694	32,146	32,568

Non-Accruing:
Residential real estate	175	47	84
Home equity	—	—	50
Total non-accruing TDRs	175	47	134

Total TDRs	$31,869	$32,193	$32,702

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 73% of the Company's total TDRs as of September 30, 2018. The average age of these TDRs was 12.2 years; the average current balance as a percentage of the original balance was 68.5%; and the average loan-to-value ratio was 64.7% as of September 30, 2018. Of the total 448 Chapter 7 related TDRs, 26 had an estimated loss exposure based on the current balance and appraised value at September 30, 2018.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2018 vs. 2017
(in millions)

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Gains on sale of investment securities	$—	$4.3	$(4.3)	(100.0)%
Non-interest income (excluding above gains)	45.9	43.8	2.1	4.8

Non-interest expense	74.9	73.1	1.8	2.5

Non-Interest Income: The Company realized $4.3 million of investment gains during the nine months ended September 30, 2017 that represented partial recoveries of impairment charges previously recognized on pooled trust preferred securities. Exclusive of this gain, non-interest income increased from $43.8 million for the first nine months of 2017 to $45.9 million for the first nine months of 2018. This increase was attributable to: (i) an increase of $1.1 million, or 46.9%, in other income due primarily to unrealized fair value gains of the Company's equity securities; (ii) an increase of $0.7 million, or 5.8%, in bankcard revenue; (iii) an increase of $0.6 million, or 2.7%, in service charges; and (iv) an increase of $0.3 million, or 7.2%, in trust and investment management fee income. These increases were partially offset by a decrease of $0.6 million in bank owned life insurance revenues due to lower death benefit proceeds received in the first nine months of 2018 compared to the first nine months of 2017.

Non-Interest Expense: Non-interest expenses increased $1.8 million, from $73.1 million in the first nine months of 2017 to $74.9 million in the first nine months of 2018. This increase was primarily due to: (i) an increase in salaries and employee benefits of $1.6 million which was largely due to annual salary adjustments, including an adjustment to wages for approximately 50% of the Company’s employees late in the first quarter of 2018 to make salaries more competitive in today’s employment environment; (ii) an increase in bankcard expenses of $0.3 million; and (iii) an increase in other expenses of $0.3 million. These increases were partially offset by a decrease in occupancy related expense of $0.3 million.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2018 was 20.6% compared to 40.2% for the year ended December 31, 2017, and 32.5% for the nine months ended September 30, 2017. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in corporate income tax rate, the Company reassessed its deferred tax assets and liabilities, which resulted in a charge to earnings in the fourth quarter of 2017 of $7.1 million. Exclusive of this item, the Company's tax rate from operations was 32.7% for the year ended December 31, 2017.

Three months ended September 30, 2018 vs. 2017
(in millions)

	Three months ended September 30,
	2018	2017	$ Change	% Change
Non-interest income	$15.8	$14.6	$1.2	8.2%
Non-interest expense	25.0	24.3	$0.7	2.9

Non-Interest Income: Non-interest income increased from $14.6 million for the third quarter of 2017 to $15.8 million for the third quarter of 2018. This increase was mainly due to: (i) an increase in other income of $0.4 million, or 64.5%, due to unrealized fair market value gains in the Company's equity securities; (ii) an increase in bankcard revenue of $0.4 million, or 9.0%; and (iii) an increase in service charges of $0.2 million, or 2.5%.

Non-Interest Expense: Non-interest expenses increased $0.7 million, from $24.3 million in the third quarter of 2017 to $25.0 million in the third quarter of 2018. This increase was primarily due to an increase in salaries and employee benefits of $1.0 million due to annual salary adjustments. This increase was partially offset by a decrease in other expenses of $0.3 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2018 was 21.3% compared to 33.5% for the three months ended September 30, 2017. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018.

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

The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase of 300 points or decrease of 200 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
September 30, 2018
+300	5.25%	+4.6%
+200	4.25	+4.8
+100	3.25	+3.4
-50	1.75	-4.8
-100	1.25	-9.6
-200	0.25	-20.7

December 31, 2017
+400	5.50%	+4.0%
+300	4.50	+5.9
+200	3.50	+6.2
+100	2.50	+4.7
-50	1.00	-6.0
-100	0.50	-12.3

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2018 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank of West Virginia ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2018, City National could pay dividends up to $128.1 million plus net profits for the remainder of 2018, as defined by statute, up to the dividend declaration date without prior regulatory permission.

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

City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $32.8 million on an annualized basis over the next 12 months based on common shareholders outstanding at September 30, 2018.  On September 26, 2018, the Board of Directors of the Company authorized repayment in whole of its Junior Subordinated Deferrable Interest Debentures issued by the Company and held by City Holding Capital Trust III at a price of 100% of the principal amount. After receiving all required regulatory approvals, City Holding Capital Trust III will repay its Capital Securities on December 17, 2018 at a price of 100% of the principal amount. These securities were issued on March 27, 2008 and were callable in whole anytime after June 15, 2013. The Company estimates that the redemption of the debentures and trust preferred securities will reduce the Company's interest expense by approximately $1.0 million annually through 2038.

In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of September 30, 2018, City Holding reported a cash balance of $23.3 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of September 30, 2018, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. During the quarter ended September 30, 2018, City National elected to improve its on-balance sheet liquidity by utilizing its short-term borrowings. As of September 30, 2018, City National has the capacity to borrow an additional $1.5 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 70.8% as of September 30, 2018 and deposit balances fund 77.9% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $649.7 million at September 30, 2018, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $406.6 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 51.9% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $56.3 million of cash from operating activities during the first nine months of 2018, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $63.3 million of cash in investing activities during the first nine months of 2018, primarily due to purchases of available-for-sale investment securities of $101.2 million and an increase in loans of $19.1 million. These uses were partially offset by proceeds from the maturities and calls of available-for-sale securities of $53.9 million. The Company generated $230.4 million of cash in financing activities during the first nine months of 2018, principally as a result of an increase in short-term borrowings of $137.9 million, an increase in interest-bearing deposits of $122.6 million, and an increase in non-interest-bearing deposits of $5.4 million. These increases were partially offset by dividends paid of $21.4 million to the Company’s common stockholders and purchases of treasury stock of $15.2 million.

On July 11, 2018, the Company announced that it had concurrently executed two separate definitive agreements to acquire Poage Bankshares, Inc. (“Poage”), of Ashland, Kentucky and its principal banking subsidiary, Town Square Bank, and Farmers Deposit Bancorp, Inc. (“Farmers Deposit”), of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank. The proposed mergers are expected to close in the fourth quarter of 2018 and the core data system conversions are also targeted to occur in the fourth quarter of 2018. City has received all regulatory approvals needed to acquire both Poage and Farmers Deposit and each merger has been approved by the shareholders of Poage and Farmers Deposit, respectively. Consummation of the respective mergers is subject to the completion of other customary closing conditions. Merger expenses are estimated at $18 million (pre-tax) for the Poage transaction and at $6 million (pre-tax) for the Farmers Deposit transaction, while core deposit intangibles are estimated at $4 million for Poage and at $1.5 million for Farmers Deposit. Each of the Poage and Farmers Deposit transactions are not conditional upon each other.

Capital Resources

Shareholders' equity increased $9.5 million due to net income of $59.3 million and stock based related compensation expense of $2.8 million. These increases were partially offset by the repurchase of approximately 221,000 common shares at a weighted average price of $68.81 per share ($15.2 million) as part of a one million share repurchase plan authorized by the Board of Directors in September 2014, cash dividends declared of $22.4 million, and an increase in other comprehensive loss of $15.0 million due to a decrease in the fair value of available for sale securities.

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

Regulatory guidelines require the Company to maintain a minimum common equity tier I ("CET1") capital ratio of 6.375% and a total capital to risk-adjusted assets ratio of 9.875%, with at least one-half of capital consisting of tangible common stockholders’ equity, and a minimum Tier I leverage ratio of 7.875%. Similarly, City National is also required to maintain minimum capital levels as set forth by various regulatory agencies. Under capital adequacy guidelines, City National is required to maintain minimum CET1, total capital, Tier I capital, and leverage ratios of 6.375%, 9.875%, 7.875%, and 4.0%, respectively. To be classified as “well capitalized,” City National must maintain CET1, total capital, Tier I capital, and leverage ratios of 6.5%, 10.0%, 8.0%, and 5.0%, respectively.

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

September 30, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$457,580	15.9%	$183,042	6.375%	$200,987	7.0%	$186,631	6.5%
City National Bank	398,718	14.0	181,544	6.375	199,342	7.0	185,103	6.5
Tier I Capital
City Holding Company	473,580	16.5	226,110	7.875	244,056	8.5	229,699	8.0
City National Bank	398,718	14.0	224,260	7.875	242,058	8.5	227,819	8.0
Total Capital
City Holding Company	490,307	17.1	283,535	9.875	301,480	10.5	287,124	10.0
City National Bank	415,446	14.6	281,215	9.875	299,013	10.5	284,774	10.0
Tier I Leverage Ratio
City Holding Company	473,580	11.0	172,126	4.000	172,126	4.0	215,167	5.0
City National Bank	398,718	9.4	169,887	4.000	169,887	4.0	212,359	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$430,154	15.1%	$163,441	5.750%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0	162,164	5.750	197,418	7.0	183,316	6.5
Tier I Capital
City Holding Company	446,154	15.7	206,078	7.250	241,609	8.5	227,397	8.0
City National Bank	338,105	12.0	204,468	7.250	239,721	8.5	225,620	8.0
Total Capital
City Holding Company	465,292	16.4	262,927	9.250	298,458	10.5	284,246	10.0
City National Bank	357,243	12.7	260,873	9.250	296,126	10.5	282,025	10.0
Tier I Leverage Ratio
City Holding Company	446,154	11.0	161,834	4.000	161,834	4.0	202,293	5.0
City National Bank	338,105	8.5	159,625	4.000	159,625	4.0	199,531	5.0

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of September 30, 2018, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2018, management believes that City Holding and City National have met all capital adequacy requirements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of the outstanding shares at that time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended September 30, 2018:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 - July 31, 2018	—	$—	—	187,921
August 1 - August 31, 2018	—	$—	—	187,921
September 1 - September 30, 2018	7,000	$77.18	7,000	180,921

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: November 6, 2018