Form 10-K
period 2018-12-31
CITY HOLDING CO
filed 2019-03-11
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.1 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of March 7, 2019, there were 16,530,297 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2019 annual shareholders’ meeting to be held on April 17, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Examples of forward-looking statements include, but are not limited to, information regarding our business plan and strategies, projected future financial performance, the determination of our allowance for loan losses, the carrying value of certain assets, and statements regarding our risk exposure. Words such as "anticipate," "expect," "may," "will," "should," "likely," "estimate," "intend" and other similar words and expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for loan losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions, integration of acquired companies, and liquidity needs; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; (14) the expected cost savings and any revenue synergies from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may not be fully realized within the expected time frames; (15) the disruption from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may make it more difficult to maintain relationships with clients, associates, or suppliers; and (16) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National provides banking, trust and investment management and other financial solutions through its network of 100 bank branches and 891 full-time equivalent associates located in West Virginia, Virginia, Kentucky and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

In July 2018, the Company announced that it had concurrently executed two separate definitive agreements to acquire Poage Bankshares, Inc., of Ashland, Kentucky and its principal banking subsidiary, Town Square Bank (collectively, "Poage") and Farmers Deposit Bancorp, Inc., of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank (collectively, "Farmers Deposit"). The acquisitions were finalized in December 2018. Poage operated nine branches across northeastern Kentucky, along with a loan production office in Cincinnati, Ohio. Farmers Deposit operated three branches around the Lexington, Kentucky region. As a result of overlapping service areas, the Company plans to merge three of the Poage branches into existing City branches and two existing City branches into former Poage branches.

In September 2018, the Company opened a new branch office in Morgantown, West Virginia. In December 2018, the Company opened a new branch office in the Columbus suburb of Worthington, Ohio.
Rendition of the Company's Worthington branch.

In January 2019, the Company announced the signing of a definitive agreement to sell its Virginia Beach, Virginia, branch to Select Bancorp, Inc., the holding company for Select Bank & Trust Company. The transaction is expected to close during the second quarter of 2019.

After the Poage-City branch mergers and the Virginia Beach branch divestiture, the Company expects to have 94 bank branches in its network.

During 2018, the Company received the highest ranking in customer satisfaction in the north central region in J.D. Power's 2018 U.S. Retail Banking Satisfaction Study.

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

•
Wealth Management and Trust Services - City National offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for commercial and individual customers. These services include the administration of personal trusts and estates, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. City National also provides corporate trust and institutional custody, financial and estate planning and retirement plan services.

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2018, approximately 50% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2018, City National reported $286 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks.    As of December 31, 2018, City National reported $1.43 billion of loans classified as “Commercial Real Estate.”

City National diversifies risk within the commercial and industrial and commercial real estate portfolios by closely monitoring industry concentrations (against internally established risk-based capital thresholds) and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of all larger balance commercial loans by the loan committee prior to approval.

City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2018, City National was within its internally designated concentration limits. Further, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings", no other NAICS industry classification exceeded 10% of total loans at December 31, 2018. Loans to "Lessors of Nonresidential Buildings" were 12% of total loans at December 31, 2018. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2018, the Company had $1.3 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market; once sold these loans are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential purchase real estate loans are generally underwritten to comply with Fannie Mae guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. As of December 31, 2018, City National reported $1.66 billion of loans classified as “Residential Real Estate.”

City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2018, City National reported $153 million of loans classified as “Home Equity.”

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2018, City National reported $51 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2018, City National reported $6 million of loans classified as “DDA Overdrafts.”

City National’s loan underwriting guidelines and standards are updated periodically with suggested revisions presented to City Holding Company's Board of Directors for approval. The purpose of the underwriting guidelines and standards is to grant loans on a sound and collectible basis; to invest available funds in a safe and profitable manner; to serve the legitimate credit needs of the communities in City National's primary market area; and to ensure that all loan applicants receive fair and equal treatment throughout the lending process. The underwriting guidelines and standards are intended to: (i) minimize loan losses by carefully investigating the credit history and creditworthiness of each applicant; (ii) verify the source of repayment and the ability of the applicant to repay; (iii) adequately collateralize those loans in which collateral is deemed to be required; (iv) exercise appropriate care in the documentation of the application, review, approval, and origination processes; and (v) administer a comprehensive loan collection program. The underwriting guidelines are adhered to by the loan officer assigned to the loan application and subject to his or her experience, background and personal judgment.

Market Area

City National operates a network of 100 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 58 branches in West Virginia, 24 branches in Kentucky,14 branches in Virginia and 4 branches in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

Columbus
OH
WV
KY
VA
Morgantown
Bridgeport
Clarksburg
Martinsburg
Charles Town
Winchester
Strasburg
Front Royal
Woodstock
South Shore
Greenup
Ironton
Pt. Pleasant
Ripley
Sutton
Chesapeake
Cross Lanes
Carlisle
Cynthiana
Ashland
Mt. Sterling
Cannonsburg
Charleston
Huntington
Wayne
Grayson
Lexington
Louisa
Nicholasville
Paintsville
West Hamlin
Montgomery
Marlinton
Staunton
Waynesboro
Stuarts Draft
Rainelle
Lexington
Buena Vista
Beckley
Hinton
Lewisburg
Princeton
79
81
77
7
52
64
151
95
23

City National also provides commercial products and services to customers that are outside of its branches' geographical footprint, such as the Charlotte, North Carolina and Pittsburgh, Pennsylvania markets. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2018, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $286 million, or 17% of City National's outstanding commercial loan balances.

City National has approximately 12% of the deposit market share in the counties of West Virginia where its bank branches are located. In Kentucky, City National has approximately 3% of the deposit market share in the counties where its bank branches are located. In Virginia, City National has approximately 9% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Ohio, City National has approximately 18% of the deposit market share in Lawrence County where its bank branches are located (excluding the recently opened branch in Worthington, Ohio).

According to the most recent U.S. Census Bureau estimates (2017), in the West Virginia counties where City National's bank branches are located, the population was approximately 1.0 million and has decreased 0.2% since 2010.  The population in the counties that City National serves in Kentucky increased 4.3% since 2010. The population in the counties City National serves in Virginia along the I-81 corridor have increased 5.4% since 2010, which is more comparable to the national average increase of approximately 5.5%, and in Lawrence County, Ohio, where City National has three bank branches located in Ohio, the population has decreased 3.5% since 2010.

Competition

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Kentucky, Virginia and Ohio. The majority of the Company’s bank branches are located in the areas of Charleston (WV), Huntington (WV), Beckley (WV), Lewisburg (WV), Martinsburg (WV), Lexington (KY), and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. Within its markets, the Company competes with national, regional, and local community banks for deposits, credit and trust and investment management customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, financial technology companies, mutual funds, insurance companies, and other financial service providers, many of which are able to provide specialty financial products and services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company and its subsidiaries face to retain and attract customers.

Regulation and Supervision

Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal regulators. The following description briefly discusses certain provisions of federal and state laws and regulations to which the Company and City National are subject and the potential impact of such provisions.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund; they are not intended to protect the Company’s shareholders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statute and/or regulation.

As a financial holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the Nasdaq Global Select Market ("NASDAQ") under the trading symbol “CHCO” and is subject to the rules of the NASDAQ for listed companies.

City National is organized as a national banking association under the National Bank Act of 1863, as amended (the "National Bank Act"). It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors of the banks. The National Bank Act generally requires each national bank to maintain reserves against deposits, restricts the nature and amount of loans that the bank may make and the interest the bank may charge on such loans, and restricts investments and other activities of the bank.

Bank Holding Company Activities: In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and certain other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Under the BHCA, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the equity of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the Federal Reserve Board). Activities that are financial in nature include, among other things, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

The Company has elected and qualifies as a financial holding company. In order for the Company to maintain its financial holding company status, both the Company and City National must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or City National fails to meet these requirements, the Federal Reserve Board may impose corrective capital requirements or place limitations on the Company's ability to conduct the broader activities permissible for financial holding companies. The Federal Reserve Board also has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal

Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The BHCA, the Bank Merger Act, and other federal and state laws and regulations regulate mergers and acquisitions of commercial banks and bank holding companies. The prior approval of the Federal Reserve Board is typically required for City Holding Company to acquire more than 5% of the voting shares of a commercial bank or bank holding company. Mergers and acquisitions by the Company of national banks, state-chartered banks, federal and state savings associations, and certain other types of entities require prior approval from various regulators. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transaction, the capital position of the combined institution, and the applicant's previous adherence to various banking regulations, including the Community Reinvestment Act of 1977 and anti-money laundering requirements.

Federal Reserve Board policy and federal law require that bank holding companies must serve as a source of financial strength to their subsidiary banks. The Company is expected to commit resources to City National, even at times when the Company may not be inclined to do so. For example, if bank regulatory agencies determine that City National's capital levels are impaired, the Company may be required to restore City National's capital levels with a special assessment.

Banking Operations: The Bank Secrecy Act of 1970 ("BSA") and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (“Patriot Act”) require financial institutions to develop programs to help prevent them from being used for money laundering, terrorist or other illegal activities. The rules under the BSA and the Patriot Act include the following:  (a) require financial institutions to keep records and report on transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

The Company and its subsidiary bank and other subsidiaries are "affiliates" within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Loans and extensions of credit from the bank to its affiliates are also subject to various collateral requirements. Further, City National's authority to extend credit to the Company's directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to the restrictions and additional requirements of the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans City National may make to directors and other insiders, and specify approval procedures that must be followed in making loans that exceed certain amounts.

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Banking regulators also take into account CRA ratings when considering approval of a proposed merger or acquisition transaction.  Depository institutions are typically examined for CRA compliance every three years, although the frequency is at the OCC's discretion. City National received a "satisfactory" rating on its most recent CRA examination in 2018.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010 and implemented far-reaching changes across the financial regulatory landscape, including provisions that impact the Company's operations and regulation of the Company in the following ways, among others:

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

•	Require financial holding companies, such as the Company, to be well-capitalized and well-managed;

•	Provide for an increase in the minimum reserve ratio for the FDIC deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Repeal the federal prohibitions on the payment of interest on demand deposits;

•	Amend the Electronic Fund Transfer Act ("EFTA");

•	Enhance the requirements for certain transactions with affiliates under the Federal Reserve Act;

•	Strengthen the existing limits on a depository institution’s credit exposure to one borrower;

•	Strengthen loan restrictions to insiders; and

•	Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

The Volcker Rule was adopted under the Dodd-Frank Act and prohibit certain entities, including the Company and its affiliates, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds and engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments.

Since the enactment of the Dodd-Frank Act, the Consumer Financial Protection Bureau (the "CFPB") has issued several regulations governing mainly consumer mortgage lending. These regulations include the ability to repay and qualified mortgage rule, which imposes additional requirements on banks designed to ensure borrowers' ability to repay their mortgage loans, a rule on escrow accounts for higher priced mortgage loans, a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act, rules related to mortgage servicing, and an interagency rule on appraisals for higher-priced mortgage loans. The CFPB has also promulgated rules under the Equal Credit Opportunity Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act, all of which impact the Company's loan origination and servicing operations. The CFPB also has broad authority to supervise unfair, deceptive or abusive acts or practices related to banking.

The Company is also subject to the Gramm-Leach Bliley Act of 1999, which governs the distribution and protection of information about its customers, the Equal Credit Opportunity Act, which ensures fair and nondiscriminatory lending practicies, the Truth in Lending Act and Truth in Savings Act, which makes it easier for customers to compare products and services offered by financial institutions, the Home Mortgage Disclosure Act, which imposes additional disclosure requirements on the Company related to information about its mortgage lending, and other federal and state laws and regulations.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") was signed into law on May 24, 2018. The Regulatory Relief Act scales back certain aspects of the Dodd-Frank Act and provides other regulatory relief for financial institutions. Certain provisions affecting the Company include:

•
Simplifying regulatory capital requirements by providing that banks with less than $10 billion in total consolidated assets that meet a to-be-developed community bank leverage ratio of tangible equity to average consolidated assets between eight and ten percent will be deemed to be in compliance with risk-based capital and leverage requirements.

•	Reducing reporting requirements on call reports for the first and third quarters of a reporting year for banks with less than $5 billion in total consolidated assets;

•	Changing how federal financial institution regulators classify certain municipal securities assets under the liquidity coverage ratio rule;

•	Exempting certain reciprocal deposits from treatment as brokered deposits under the FDIC's brokered deposits rule;

•	Exempting banks with less than $10 billion in total consolidated assets from certain provisions under the Volcker Rule; and

•	Authorizing new banking procedures to better facilitate online transactions.

The Company is still assessing the impact that the Regulatory Relief Act will have on its financial condition and results of operations. In addition, regulatory agencies still need to issue several final rules and regulations required under the Regulatory Relief Act. The Company cannot be certain of the substance of the final rules and regulations or how they will impact the Company’s financial condition and results of operations.

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

On January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer that will become fully phased in on that date, effectively resulting in new minimum capital ratios (which are shown in the table below). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (dollars in thousands):

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier 1 Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier 1 Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2017	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$430,154	15.1%	$163,441	5.75%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0%	162,164	5.75%	197,418	7.0%	183,316	6.5%
Tier 1 Capital
City Holding Company	446,154	15.7%	206,078	7.25%	241,609	8.5%	227,397	8.0%
City National Bank	338,105	12.0%	204,468	7.25%	239,721	8.5%	225,620	8.0%
Total Capital
City Holding Company	465,292	16.4%	262,927	9.25%	298,458	10.5%	284,246	10.0%
City National Bank	357,243	12.7%	260,873	9.25%	296,126	10.5%	282,025	10.0%
Tier 1 Leverage Ratio
City Holding Company	446,154	11.0%	161,834	4.00%	161,834	4.0%	202,293	5.0%
City National Bank	338,105	8.5%	159,625	4.00%	159,625	4.0%	199,531	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

Management believes that, as of December 31, 2018, City Holding and City National would meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect. As discussed above, the Regulatory Relief Act will likely result in changes to the minimum required capital ratios applicable to the Company once final rules are implemented.

Additionally, federal banking laws require regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as such terms are defined under federal banking agency regulations. Depository institutions that do not meet minimum capital requirements will face constraints on payment of dividends, equity repurchases and compensation based on the amount of shortfall. A depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, may be subject to asset growth limitations, and may be required to submit capital restoration plans.

Incentive Compensation: The Company is subject to regulatory rules and guidance regarding employee incentive compensation policies intended to ensure that incentive-based compensation does not undermine the safety and soundness of the institution by encouraging excess risk-taking. The Company's incentive compensation arrangements must provide employees with incentives that appropriately balance risk and reward and do not encourage imprudent risk, be compatible with effective controls and risk managements, and be supported by strong corporate governance, including active and effective oversight by the Company's board of directors.

Dividends and Other Payments: The Company is a legal entity separate and distinct from City National. Dividends from City National are essentially the sole source of cash for the Company. The right of the Company, and the shareholders of the Company, to participate in any distribution of the assets or earnings of City National, through the payment of dividends or otherwise, is subject to the prior claims of creditors of City National, except to the extent that claims of the Company in its capacity as a creditor may be recognized.  Moreover, there are various legal limitations applicable to the payment of dividends by City National to the Company as well as the payment of dividends by the Company to its shareholders.

City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2018, City National could pay dividends up to $88.8 million without prior regulatory permission. No dividends were paid in 2018 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

Under federal law, City National may not, subject to certain limited exceptions, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower. City National is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Governmental Policies

The Federal Reserve Board regulates money and credit and interest rates in the United States in order to influence general economic conditions. These policies have a significant influence on overall economic growth, demand and distribution of bank loans, investments and deposits, interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of banks and bank holding companies in the past and are expected to continue to do so in the future.

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

Deposit Insurance

Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In March 2016, the FDIC adopted a final rule permanently increasing the reserve ratio for the DIF to 1.35% of total insured deposits.

The Company's FDIC insurance expense for the past three years is shown in the table below (in thousands). The FDIC insurance expense includes deposit assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds.

	For the year ended December 31,
	2018	2017	2016
FDIC insurance expense	$1,251	$1,348	$1,622

On January 24, 2019, the Company was notified by the FDIC that it was eligible for small bank assessment credits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded 1.35%, two deposit assessment changes occurred under the FDIC regulations: (i) surcharges on large banks (total consolidated assets of $10 billion or more) ended and (ii) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The credit will be applied automatically each quarter that the reserve ratio is at least 1.38%, up to the full amount of the bank's credit or assessment, whichever is less.

Under the Federal Deposit Insurance Act, as amended (“FDIA") the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to banks and bank holding companies with total consolidated assets of $50 billion or more; however, it is unclear as to whether any such standards would be applied, and in what form, in the future to smaller banks and bank holding companies.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance in the financial services industry generally.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Executive Officers of the Registrant

At December 31, 2018, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	56	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
Craig G. Stilwell	63	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since February 2005.
John A. DeRito	68	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	53	Senior Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Jeffrey D. Legge	54	Senior Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

Employees

The Company had 891 full-time equivalent employees at December 31, 2018.

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

Economic Conditions in the Company's Market Areas Could Negatively Impact the Company's Business and Financial Condition

The Company’s business is concentrated in West Virginia, Kentucky, Virginia and southeastern Ohio. As a result, the Company’s results of operation, cash flows and financial condition are affected by local and regional economic conditions. A downturn in the economies within the Company’s market areas, or in any one of them, could negatively impact the Company’s results of operation and financial condition. Some examples of economic deterioration include declines in economic growth, declines in consumer and business confidence, increases in inflation, increases in the cost of capital and credit, and limitations in the availability of credit. The Company’s financial performance generally, and the ability of its customers to pay interest on and repay principal of outstanding loans to City National, is highly dependent on the strength of the economic and business environment in the market areas where the Company operates and in the United States as a whole. Additionally, the value of collateral securing loans made and held by City National is impacted by the strength of the economy. Deteriorating economic conditions in the Company’s market areas could cause declines in the overall quality of the loan portfolio requiring charge-off of a greater percentage of loans and/or an increase in the allowance for loan losses, which could negatively impact the Company’s results of operations and financial condition.

While the economic and business environments in West Virginia, Kentucky, Virginia and southeastern Ohio have shown improvement since the recession of 2007 to 2009, there can be no assurance that such improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into another recession. A lack of continued economic improvement or economic recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for City National's products and services may decline; and

•	Collateral (including real estate) that secures loans made by City National may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Kentucky, Virginia and southeastern Ohio. The volatility in oil and gas prices since 2014 has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company has limited exposure (less than $10 million at December 31, 2018) to coal industry specific loans. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result, the Company’s operating results and financial condition could be negatively impacted.

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

The Trading Volume in the Company’s Common Stock Is Less Than That of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in its common stock is less than that of other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

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

Shares of the Company’s Common Stock Are Not FDIC Insured

Neither the FDIC nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of your common stock of the Company will be based on their market value and may decline.

The Company’s Ability to Pay Dividends Is Limited

Although the Board of Directors has declared cash dividends in the past, the Company's current ability to pay dividends is largely dependent upon the receipt of dividends from City National. Federal laws impose restrictions on the ability of City National to pay dividends. Holders of shares of the Company’s common stock are entitled to dividends if, and when, they are declared by the Company’s Board of Directors out of funds legally available for that purpose. Additional restrictions are placed upon the Company by the policies of federal regulators, including the Federal Reserve Board’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company’s and City National’s future earnings, capital requirements, regulatory constraints and financial condition. There can be no assurance that the Company will continue to pay dividends to its shareholders in the future.

The Company and City National Are Extensively Regulated

The Company operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters including but not limited to (i) ownership and control of the Company's equity, (ii) acquisition of other companies and businesses, (iii) permissible activities, (iv) maintenance of adequate capital levels and (v) other operational aspects. Compliance with banking regulations is costly and restricts certain of our activities, including the payment of dividends, mergers and acquisitions, investments, loan amounts and concentrations, interest rates, opening and closing branch locations, and other activities. The bank regulatory agencies also possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. These agencies have significant discretion in their ability to enforce penalties and further limit the Company's activities if the Company fails to comply with applicable regulations.

The Dodd-Frank Act instituted major changes to the bank and financial institutions regulatory regimes, and additional changes continue to be proposed and implemented by various regulatory agencies. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. The burden and expenses associated with regulatory compliance have been increasing and may continue to increase. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company Is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in restrictions of the Company's activities or the assessment of significant civil money penalties against the Company.

A substantial portion of the Company's loan portfolio is comprised of residential and commercial real estate loans. The Company's concentration of real estate loans may subject the Company to additional risk, such as market fluctuations in market value of collateral, environmental liability associated with hazardous or toxic substances found on, in or around the collateral, and difficulty monitoring income-producing property serving as a source of repayment and collateral. Any of these or other risks relating to real estate loans could adversely affect the collection by the Company of the outstanding loan balances.

The Company Is Subject to Interest Rate Risk

Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore it's earnings and net profit, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section in Item 7A. Quantitative and Qualitative Disclosures About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company May be Adversely Affected by the Soundness of Third Parties, Including Other Financial Institutions

The Company's business is highly dependent on third party vendors, especially with respect to information technology and telecommunication systems, payment processing system, and mobile and online banking systems. Our operations rely heavily on the secure processing, storage, transmission, and monitoring of information and transactions, and many of these services are outsourced to third party vendors. The failure of these systems or the inability of a third party vendor to continue providing these services on a reliable basis could adversely affect our operations. In addition, the failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of any of these third parties, could disrupt our operations and adversely affect our reputation. It may be difficult for us to replace some of our critical third party vendors, particularly vendors providing our core banking, debit card services and information services, in a timely manner and on terms that are favorable or acceptable to us. Any of these events could increase our expenses and have a material adverse effect on our business, financial condition, and results of operations.

Financial services institutions are interrelated with one another as a result of trading, clearing, counterparty, and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, as a result of financial entities and technology systems becoming more interdependent and complex, a cybersecurity incident, information breach or loss, or technology failure that comprises the systems or data of one financial entity could have a material impact on counterparties or other market participants, including the Company.

The Company Depends on the Accuracy and Completeness of Information About Our Customers and Counterparties

The Company relies on information provided to us by or on behalf of customers and other third parties, including financial statements, credit reports, and other financial information, in deciding whether to extend credit or enter into other transactions and in evaluating and monitoring our loan portfolio. The Company also relies on representations from our customers, counterparties, and other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial or business information could result in loan losses, reputational damage, or other effects that could have a material adverse effect on our financial condition and results of operation.

The Company’s Allowance for Loan Losses May Not be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses in the existing loan portfolio. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Customers May Default on the Repayment of Loans

City National’s customers may default on the repayment of loans, which may negatively impact the Company’s earnings due to loss of principal and interest income. Increased operating expenses may result from management's allocation of time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.

Due to Increased Competition, the Company May Not be Able To Attract and Retain Banking Customers

The Company faces substantial and intense competition in all areas of its operation, including interest rates and other terms for loans and deposits and the range and quality of services provided. Competition comes from a variety of different competitors, many of which have competitive advantages over the Company. The Company faces competition from:

•	local, regional and national banks;

•	savings and loans associations;

•	Internet banks;

•	credit unions;

•	mutual funds;

•	mortgage banking firms;

•	finance companies;

•	financial technology ("fin-tech") companies;

•	brokerage firms;

•	investment advisory and wealth management firms;

•	investment banking firms; and

•	other entities.

In particular, many of City National’s competitors are larger banks and financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, the Company’s competitors may have products and services not offered by the Company, which may cause current and potential customers to choose those institutions over the Company. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and the continued consolidation within the banking industry. Consumer preferences and expectations continue to evolve, and technology and regulatory changes have lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services typically provided by banks. Many of our non-bank competitors have fewer regulatory constraints and expenses associated with regulatory compliance and may have lower cost structures, such as credit unions that are not subject to federal income tax.

The Company’s ability to compete successfully depends on a number of factors, including our ability to develop, maintain, and build long-term customer relationships; our ability to expand our market area and range of services and products offered; our ability to keep up-to-date with technological advancements, both with respect to new and existing products and with respect to cybersecurity; customer satisfaction with our products and services; and general industry and economic trends. Failure to perform successfully in any of these areas could significantly weaken our competitive position. If the Company is unable to attract new and retain current customers, loan and deposit growth could decrease, causing the Company’s results of operations and financial condition to be negatively impacted.

The Company Faces Technology Change and the Emergence of Nonbank Alternatives to the Financial System

Consumers may decide not to use banks to complete their financial transactions or invest or deposit their funds. Technology and other changes, including the emergence of fin-tech companies are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can pay bills and transfer funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

The banking and financial services industry continually undergoes technological change, with frequent introductions of new technology-driven products and services. The Company’s future success depends on its ability to addresses the needs and preferences of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Company’s operations. Many of the Company’s competitors have greater resources to invest in technological improvements, and the Company may not be able to implement new technology-driven products and services as quickly and effectively as its competitors. In addition, the necessary process of updating technology can itself lead to disruptions in the availability or function of systems. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company’s business and results of operations.

The Value of the Company's Investments Could Decline

The Company holds available-for-sale investment securities, which are carried at fair value. The determination of fair value for certain of these securities requires significant judgment of the Company’s management. Therefore, the market price the Company receives for its investment securities could be less than the carrying value for such securities. Further, the value of the Company’s investment portfolio could decline for numerous reasons, many of which are outside the Company’s control, including general market conditions, volatility in the securities market, and inflation rates or expectations of inflation. A portion of the Company’s investment portfolio consists of municipal securities. The value of these securities is subject to additional factors, including the financial condition of the government issuer and general demand for municipal securities.

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2018, the Company’s goodwill and other identifiable intangible assets were approximately $123 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2018. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

The Company May Be Required to Repurchase Mortgage Loans or Indemnify Mortgage Loan Purchasers

The Company sells some of the fixed rate residential mortgage loans it originates to mortgage loan purchasers in the secondary market. Purchasers of residential mortgage loans, such as government sponsored entities, often require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold under certain circumstances, such as failure to comply with the purchaser’s purchase criteria, breach of a representation or warranty related to the loan or its origination, or borrower fraud. There is no assurance that a purchaser of the Company’s residential mortgage loans will not demand repurchase or indemnification for losses, which could increase the Company’s expenses in defending such claims and negatively affect the Company’s financial condition and results of operation.

The Company May Require Additional Capital in the Future, But That Capital May Not Be Available or May Be Dilutive

The Company faces liquidity risk, which is the possibility that the Company may not be able to meet its obligations as they come due, both to creditors and customers, or capitalize on growth opportunities because of a lack of liquidity. Lack of liquidity can be caused by an inability to liquidate assets or obtain adequate financing on a timely basis, at a reasonable cost and on other reasonable terms, and within acceptable risk tolerances. The Company is also required by its regulators to maintain specified levels of capital to maintain its operations. The Company’s business needs and future growth, including future acquisitions or organic growth into new markets and business lines, may require it to raise additional capital.

One of the Company’s main sources for liquidity is customer deposits. Increased competition and the availability of alternative products may reduce the Company’s ability to attract and retain core deposits. If customers move money out of bank deposits into other investments, we could lose a relatively low cost source of funds. A reduction in the Company’s credit rating may also increase its funding costs.

The Company’s ability to raise additional capital, whether in the form of debt or equity, is dependent on several factors, including the condition of capital markets, investment demand, and the Company’s financial performance. We cannot assure that we will be able to raise additional capital in the future on terms that are favorable or acceptable to us, or at all.

The issuance of debt may increase our capital costs and reduce our liquidity. The issuance of equity securities, including common stock or one or more series of preferred stock, of the Company may reduce the value of our common stock and have a dilutive effect on holders of our common stock. The Company may issue debt or equity securities that are senior in priority to our common stock as to distributions and liquidation, which could negatively affect the value of our common stock.

Acquisition and Other Growth Opportunities May Present Challenges

Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from the Company’s management that would otherwise be directed at developing its existing business, and expenses. In addition, the Company could discover undisclosed liabilities resulting from any acquisitions for which it may become responsible. Further, the benefits that the Company anticipates from these acquisitions may not develop. We may experience difficulty integrating businesses acquired through mergers and acquisitions and may fail to realize the expected revenue increases, cost savings, increases in market presence, and other projected benefits from acquisition activity. Acquisitions utilizing the Company’s common stock as consideration may dilute the value of the Company’s common stock, which dilution may not be recouped or recovered for a significant amount of time after the acquisition, if ever.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval and other closing conditions. We may expend significant time and resources pursing potential acquisitions that are never consummated due to lack of regulatory approval or other issues. Competition for acquisition candidates in the banking industry is intense. We may expend significant time and resources evaluating acquisition candidates and conducting due diligence that does not lead to an acquisition opportunity.

The Company may implement new lines of business, enter new market areas, or offer new products and services from time to time. There can be substantial risks and uncertainties associated with these efforts, especially where markets are not fully developed. The Company may invest significant time and resources in developing and marketing new lines of business, but the benefits that the Company anticipates from these activities may not develop as expected. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may impact the Company’s ability to successfully implement organic growth strategies. Failure to successfully manage these risks could have a material adverse effect on the Company’s financial condition and results of operations.

System Failure, Cybersecurity Breaches, Fraud and Employee Misconduct Could Subject the Company to Increased Operating Costs, as Well as Litigation and Other Potential Losses

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company’s operations could have an adverse effect on its financial condition and results of operations. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including our mobile and Internet banking activities, against damage from physical break-ins, cybersecurity breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, and other disruptive problems. The Company is further exposed to the risk that its third-party service provides may be unable to fulfill their contractual obligations with respect to managing the Company’s information and systems. Any cybersecurity breach or other disruptions, whether by the Company or our third-party vendors, would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its using Internet banking services.

Despite efforts to ensure the integrity of our systems, we will not be able to anticipate all security breaches of these types, nor will we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile payment and other Internet-based product offerings and expand our internal usage of web-based products and applications.

A successful attack to our system security or the system security of one of our critical third-party vendors could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, and damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. The Company faces risk of fraudulent activity in many forms, including online payment transfer fraud, debit card fraud, check fraud, mechanical devices attached to ATM machines, phishing attacks to obtain personal information, and impersonation of clients through the use of falsified or stolen credentials. The Company may suffer losses as a result of fraudulent activity committed against it, its customers, and other counterparties.

The Company could be adversely affected if one of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Company’s operations or systems. Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of customers or improper use of confidential information. Employee errors or misconduct could subject the Company to regulatory enforcement action, legal action, reputational damage, and other losses.

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

The Company Faces Reputational Risk

The Company faces threats to its reputation from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver expected standards of service or quality, regulatory compliance deficiencies, and questionable or fraudulent activities of the Company’s employees and customers. Negative publicity may arise regarding the Company’s business, employees, or customers, with or without merit, and could result in the loss of customers, investors and employees, costly litigation, a decline in revenue, and increased regulatory oversight.

Changes in Tax Law and Accounting Standards Could Materially Affect the Company's Operations

Changes in tax laws, or changes in the interpretation of existing tax laws, could materially adversely affect the Company’s operations. Similarly, new accounting standards, changes to existing accounting standards, and changes to the methods of preparing financial statements could impact the Company’s reported financial condition and results of operations. These factors are outside the Company’s control and it is impossible to predict changes that may occur and the effect of such changes.

The Tax Cuts and Jobs Act went into effect on January 1, 2018 and significantly impacted the federal income taxation of the Company and its customers. While there are benefits to the Company from the new law, including a reduction of its federal income tax rate, there are also adverse consequences, including an elimination of certain deductible expenses. There is also substantial uncertainty regarding the consequences of the new law on the Company and its customer base.

The Company Relies Heavily on Its Management Team, and the Unexpected Loss of Key Management May Adversely Affect Its Operations

The Company's success to date has been strongly influenced by its ability to attract and to retain senior management personnel experienced in banking in the markets it serves. Competition for key personnel is intense. The Company's ability to retain executive officers and the current management teams will continue to be important to the successful implementation of its strategies. The Company has employment agreements with these key employees in the event of a change of control, as well as confidentiality, non-solicitation and non-competition agreements related to its stock options. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events Could Significantly Impact the Company's Business

Severe weather, natural disasters, health emergencies, acts of war or terrorism, and other adverse external events, especially those that directly affect the Company’s market areas, could have a significant impact on the Company’s ability to conduct business. These events could adversely affect the ability of borrowers to repay outstanding loans, decrease the value of collateral securing loans, cause significant property and infrastructure damage, and affect the stability of the Company’s deposit base. The Company may experience decreased revenue, increased charge-offs, and other expenses.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

City National owns the Company’s executive office, located at 25 Gatewater Road, Charleston, West Virginia. This facility has approximately 60,000 square feet and houses the Company's executive and administrative personnel.

City National owns eighty bank branch locations and leases twenty bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates two loan production offices leased in Charlotte, North Carolina and Cincinnati, Ohio.

The Company also owns parcels of real estate for potential future branch development.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At March 7, 2019, there were 2,757 shareholders of record.

	Cash Dividends Per Share	Market Value
		Low	High
2018
Fourth Quarter	$0.53	$66.36	$77.94
Third Quarter	0.53	75.54	82.79
Second Quarter	0.46	67.95	78.44
First Quarter	0.46	65.03	72.87
2017
Fourth Quarter	$0.46	$65.50	$73.98
Third Quarter	0.44	59.94	71.91
Second Quarter	0.44	61.34	72.78
First Quarter	0.44	60.86	67.93

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Nineteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2018, City National could pay $88.8 million in dividends without prior regulatory permission.

Stock Repurchase Plan

The following table sets forth information regarding the Company's common stock repurchases transacted during the fourth quarter of 2018:

			Total	Maximum
			Number of	Number of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (a)	or Programs
October 1 to October 31, 2018	57,664	$72.51	57,664	123,257
November 1 to November 30, 2018	11,500	$74.78	11,500	111,757
December 1 to December 31, 2018	—	—	—	111,757
(a) On September 24, 2014, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock, in open market transactions, at prices that are accretive to continuing shareholders. This plan was rescinded as part of the stock repurchase plan that was approved in February 2019.
(b) On February 27, 2019, the Company announced that the Board of Directors had authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of the outstanding shares), in open market transactions, at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

At-The-Market Common Stock Offering

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. Through the year ended December 31, 2018, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees.  The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36 million in gross proceeds. Under the program, the Company has the ability to receive an additional $19 million in gross proceeds from the sale of common shares.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2018, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	57,972	$51.15	532,552
Plans not approved by shareholders	—	—	—
Total	57,972	$51.15	532,552

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2018, as well as an overall stock market index (The Nasdaq Stock Market Index) and the Company’s Peer Group ("Peer Group"). The Peer Group consists of twenty-one banking institutions that (i) are over $2 billion but less than $8.5 billion in assets, (ii) have a return on average assets and a return on average equity performance ratios greater than 0%, (iii) derive at least fifteen percent of their total revenues from non-interest income, (iv) have a loan portfolio comprised of less than eighty-five percent commercial loans, (v) have more than thirty branches, and (vi) are headquartered in Illinois, Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and New York (excluding New York City), excluding: companies in top 5 metro areas (MSAs), thrifts and thinly traded companies. The trading symbols for such financial institutions include: AROW, BUSE, CTBI, FBK, FBNC, FCBC, FCF, FISI, FMBH, GABC, PEBO, PRK, RBCAA, SASR, SRCE, STBA, SYBT, THFF, TMP, UCFC and UVSP.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2013	2014	2015	2016	2017	2018
City Holding Company	$100.00	$104.11	$105.76	$162.50	$166.46	$171.22
NASDAQ Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
Peer Group	$100.00	$107.90	$114.03	$172.90	$174.07	$155.24

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Table One
Five-Year Financial Summary
(in thousands, except per share data)

	2018(1)	2017	2016	2015(2)	2014
Summary of Operations
Total interest income	$163,901	$142,930	$132,152	$127,074	$129,566
Total interest expense	25,692	16,805	13,207	11,830	11,960
Net interest income	138,209	126,125	118,945	115,244	117,606
(Recovery of) provision for loan losses	(2,310)	3,006	4,395	6,988	4,054
Total non-interest income	60,564	63,607	58,825	67,206	58,722
Total non-interest expenses	113,066	95,981	96,164	92,951	95,041
Income before income taxes	88,017	90,745	77,211	82,511	77,233
Income tax expense	18,015	36,435	25,083	28,414	24,271
Net income available to common shareholders	70,002	54,310	52,128	54,097	52,962

Per Share Data
Net income basic	$4.50	$3.49	$3.46	$3.54	$3.40
Net income diluted	4.49	3.48	3.45	3.53	3.38
Cash dividends declared	1.98	1.78	1.72	1.68	1.60
Book value per share	36.29	32.17	29.25	27.62	25.79

Selected Average Balances
Total loans	$3,168,827	$3,082,448	$2,920,837	$2,691,304	$2,593,597
Securities	650,697	582,124	495,206	383,685	365,904
Interest-earning assets	3,942,285	3,691,714	3,426,158	3,084,722	2,968,706
Deposits	3,460,306	3,298,385	3,166,817	2,947,543	2,824,985
Long-term debt	16,053	16,495	16,495	16,495	16,495
Total shareholders’ equity	514,083	492,668	431,031	415,051	395,940
Total assets	4,303,364	4,079,674	3,835,081	3,564,730	3,404,818

Selected Year-End Balances
Net loans	$3,571,642	$3,108,574	$3,026,496	$2,843,283	$2,631,916
Securities	812,891	628,985	539,604	471,318	354,686
Interest-earning assets	4,468,474	3,784,453	3,611.706	3,345,136	3,016,477
Deposits	3,975,559	3,315,634	3,231,653	3,083,975	2,872,787
Long-term debt	4,053	16,495	16,495	16,495	16,495
Total shareholders’ equity	600,764	502,507	442,438	419,272	390,853
Total assets	4,899,012	4,132,281	3,984,403	3,714,059	3,461,633

Performance Ratios
Return on average assets	1.63%	1.33%	1.36%	1.52%	1.56%
Return on average equity	13.6	11.0	12.1	13.0	13.4
Return on average tangible common equity	16.2	13.1	14.8	15.8	16.5
Net interest margin	3.52	3.46	3.50	3.76	3.98
Efficiency ratio	50.0	51.5	54.8	53.7	53.7
Dividend payout ratio	44.0	51.0	49.7	47.5	47.1

Asset Quality
Net charge-offs to average loans	0.02%	0.13%	0.13%	0.29%	0.18%
(Recovery of) provision for loan losses to average loans	(0.07)	0.10	0.15	0.26	0.16
Allowance for loan losses to nonperforming loans	107.82	178.39	140.10	110.37	127.62
Allowance for loan losses to total loans	0.45	0.60	0.65	0.67	0.76

Consolidated Capital Ratios
CET 1 Capital	15.1%	15.1%	13.3%	13.7%	*
Tier 1 Capital	15.2	15.7	13.9	14.3	13.4
Total Capital	15.7	16.4	14.7	15.1	14.2
Tier 1 Leverage	11.4	11.0	10.2	10.2	9.9
Average equity to average assets	12.0	12.1	11.2	11.6	11.6
Tangible equity to tangible assets (end of period)	10.0	10.5	9.3	9.3	9.3

Full-time equivalent employees	891	839	847	853	889

*Basel III CET 1 ratio requirements were effective beginning January 1, 2015 and were not required for prior periods.

(1) - In December 2018, the Company acquired Poage Bankshares, Inc. and its principal banking subsidiary, Town Square Bank (collectively, "Poage") and Farmers Deposit Bancorp, Inc. and its principal banking subsidiary, Farmers Deposit Bank (collectively, "Farmers Deposit").

(2) - In January 2015, the Company sold its insurance operations, CityInsurance. In November 2015, the Company acquired three branches in Lexington, Kentucky from American Founder's Bank.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Statistical Information

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	31
	b.	Analysis of Net Interest Earnings	32
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	33

2.	Investment Portfolio
	a.	Book Value of Investments	38
	b.	Maturity Schedule of Investments	38
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	38

3.	Loan Portfolio
	a.	Types of Loans	40
	b.	Maturities and Sensitivity to Changes in Interest Rates	40
	c.	Risk Elements	44
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		43

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	31
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	48

6.	Return on Equity and Assets		25

7.	Short-term Borrowings		48

CITY HOLDING COMPANY

City Holding Company (the “Company”), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 100 bank branches in West Virginia (58), Kentucky (24), Virginia (14) and Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, generally ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

In July 2018, the Company announced that it had concurrently executed two separate definitive agreements to acquire Poage Bankshares, Inc., of Ashland, Kentucky and its principal banking subsidiary, Town Square Bank (collectively, "Poage") and Farmers Deposit Bancorp, Inc., of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank (collectively, "Farmers Deposit"). The acquisitions were finalized in December 2018. Poage operated nine branches across northeastern Kentucky, along with a loan production office in Cincinnati, Ohio. Farmers Deposit operated three branches around the Lexington, Kentucky region. As a result of overlapping service areas, the Company plans to merge three of the Poage branches into existing City branches and two existing City branches into former Poage branches.

In January 2019, the Company announced the signing of a definitive agreement to sell its Virginia Beach, Virginia, branch to Select Bancorp, Inc., the holding company for Select Bank & Trust Company. The transaction is expected to close during the second quarter of 2019.

After the Poage-City branch mergers and the Virginia Beach branch divestiture, the Company expects to have 94 bank branches in its network.

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

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2015 through 2017.

FINANCIAL SUMMARY

The Company’s financial performance over the previous three years is summarized in the following table:

	2018	2017	2016

Net income available to common shareholders (in thousands)	$70,002	$54,310	$52,128
Earnings per common share, basic	$4.50	$3.49	$3.46
Earnings per common share, diluted	$4.49	$3.48	$3.45
ROA*	1.63%	1.33%	1.36%
ROE*	13.6%	11.0%	12.1%
ROATCE*	16.2%	13.1%	14.8%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

Selected balance sheet fluctuations are summarized in the following table (in millions):

	December 31,
	2018	2017	$ Change	% Change

Cash and cash equivalents	$123.0	$82.5	$40.5	49.1%
Investment securities	812.9	629.0	183.9	29.2
Gross loans	3,587.6	3,127.4	460.2	14.7
Goodwill and other intangible assets, net	122.8	78.6	44.2	56.2

Total deposits	3,975.6	3,315.6	660.0	19.9
Long-term debt	4.1	16.5	(12.4)	(75.2)
Shareholders' equity	600.8	502.5	98.3	19.6

Cash and cash equivalents increased $41 million, from $83 million at December 31, 2017 to $123 million at December 31, 2018, as the Company elected to improve its on-balance sheet liquidity during 2018.

Investment securities increased $184 million, from $629 million at December 31, 2017, to $813 million at December 31, 2018. The acquisitions of Poage and Farmers Deposit contributed approximately $119 million to this increase. In addition, in conjunction with its interest rate risk management strategy, the Company elected to grow investment balances to enhance net interest income.

Gross loans increased $460 million, from $3.13 billion at December 31, 2017 to $3.59 billion at December 31, 2018. The acquisitions of Poage and Farmers Deposit contributed approximately $362 million to this increase. Excluding the impact of the two acquisitions, commercial loans increased $57 million and residential real estate loans increased $33 million from December 31, 2017 to December 31, 2018.

Goodwill and other intangible assets, net increased $44 million, from $79 million at December 31, 2017 to $123 million at December 31, 2018. The acquisitions of Poage and Farmers Deposit contributed approximately $33 million in goodwill and $11 million in core deposit intangibles in 2018.

Total deposits increased $660 million, from $3.32 billion at December 31, 2017 to $3.98 billion at December 31, 2018. The acquisitions of Poage and Farmers Deposit contributed approximately $472 million to this increase. Excluding the impact of the two acquisitions, the Company grew time deposits ($90 million), interest-bearing demand deposits ($46 million), noninterest-bearing deposits ($32 million) and savings deposits ($20 million).

Long-term debt decreased $12.4 million as the Company repaid its $16.5 million of Junior Subordinated Deferrable Interest Debentures issued by the Company and held by City Holding Company Trust III at a price of 100% of principal. As part of its Poage acquisition, the Company assumed Poage's subordinated debentures of $4.1 million.

Shareholders' equity increased $98 million from December 31, 2017 to December 31, 2018, as the Company issued approximately $83 million of common shares in conjunction with the Poage acquisition. The issuance of these shares, along with net income of $70 million, were partially offset by cash dividends declared of $31 million and common share repurchases of $20 million.

TABLE TWO
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2018			2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,629,950	$69,765	4.28%	$1,598,579	$63,649	3.98%	$1,565,079	$60,736	3.88%
Commercial, financial, and agriculture(3),(4)	1,501,667	68,981	4.59	1,450,144	58,243	4.02	1,318,094	52,812	4.01
Installment loans to individuals(3),(5)	37,210	2,349	6.31	33,725	2,514	7.45	37,664	2,917	7.75
Previously securitized loans(6)	—	960	—	—	1,346	—	—	1,673	—
Total loans	3,168,827	142,055	4.48	3,082,448	125,752	4.08	2,920,837	118,138	4.04
Securities:
Taxable	559,125	17,337	3.10	492,783	14,387	2.92	444,110	12,392	2.79
Tax-exempt(7)	91,572	3,598	3.93	89,341	4,163	4.66	51,096	2,494	4.88
Total securities	650,697	20,935	3.22	582,124	18,550	3.19	495,206	14,886	3.01
Deposits in depository institutions	122,761	1,666	1.36	27,142	85	0.31	10,115	—	—
Total interest-earning assets	3,942,285	164,656	4.18	3,691,714	144,387	3.91	3,426,158	133,024	3.88
Cash and due from banks	47,562			85,473			95,295
Bank premises and equipment	73,196			73,540			76,056
Goodwill and intangible assets	82,117			78,881			79,456
Other assets	176,110			170,312			178,069
Less: allowance for loan losses	(17,906)			(20,246)			(19,953)
Total assets	$4,303,364			$4,079,674			$3,835,081

Liabilities
Interest-bearing demand deposits	$792,765	2,114	0.27%	$705,412	643	0.09%	$685,399	615	0.09%
Savings deposits	820,474	2,133	0.26	832,512	1,311	0.16	772,296	975	0.13
Time deposits(3)	1,142,629	17,150	1.50	1,067,181	12,872	1.21	1,029,172	10,462	1.02
Short-term borrowings	265,157	3,415	1.29	230,529	1,214	0.53	176,065	472	0.27
Long-term debt	16,053	880	5.48	16,495	765	4.64	16,495	683	4.14
Total interest-bearing liabilities	3,037,078	25,692	0.85	2,852,129	16,805	0.59	2,679,427	13,207	0.49
Noninterest-bearing demand deposits	704,438			693,280			679,950
Other liabilities	47,765			41,597			44,673
Total shareholders’ equity	514,083			492,668			431,031
Total liabilities and shareholders’ equity	$4,303,364			$4,079,674			$3,835,081
Net interest income		$138,964			$127,582			$119,817
Net yield on earning assets			3.52%			3.46%			3.50%

1.	For purposes of this table, non-accruing loans have been included in average balances and the following loan fees (in thousands) have been included in interest income.

	2018	2017	2016
Loan fees	$1,856	$558	$1,048

2.Includes the Company's residential real estate and home equity loan categories.

3.	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's recent acquisitions:

	2018	2017	2016
Residential real estate	$407	$530	$698
Commercial, financial, and agriculture	994	1,345	1,505
Installment loans to individuals	19	44	112
Time deposits	—	16	592
Total	$1,420	$1,935	$2,907

4.Includes the Company’s commercial and industrial and commercial real estate loan categories.
5.Includes the Company’s consumer and DDA overdrafts loan categories.
6.Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.

7.	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.

NET INTEREST INCOME

2018 vs. 2017

The Company's net interest income increased from $126.1 million for the year ended December 31, 2017 to $138.2 million for the year ended December 31, 2018. The Company’s tax equivalent net interest income increased $11.4 million or 8.9%, from $127.6 million in 2017 to $139.0 million in 2018. Exclusive of the impact of the acquisitions of Poage and Farmers Deposit, increased yields on commercial and residential real estate loans increased net interest income $7.8 million and $4.8 million, respectively, while higher average balances on commercial loans ($40.0 million) and residential real estate loans ($20.4 million) increased interest income by $1.6 million and $0.8 million, respectively, as compared to the year ended December 31, 2017. In addition, higher average investment balances ($68.6 million) increased investment income by $2.0 million, while interest income from deposits in depository institutions also increased $1.6 million as the Company elected to improve its on-balance sheet liquidity during the year ended December 31, 2018. These increases were partially offset by increased interest expense on interest bearing liabilities ($7.7 million), primarily due to an increase in the cost of funds. The Company’s reported net interest margin increased from 3.46% for the year ended December 31, 2017 to 3.52% for the year ended December 31, 2018. Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin would have been 3.49% for the year ended December 31, 2018 and 3.40% for the year ended December 31, 2017.

Excluding the impact of the Poage and Farmers Deposit acquisitions, average interest-earning assets increased $219 million from 2017 to 2018, due to increases in deposits with depository institutions ($96 million), investment securities ($61 million), commercial, financial, and agriculture loans ($40 million) and residential real estate loans ($20 million).   Average interest-bearing liabilities increased $159 million from 2017 as increases in interest bearing deposits ($82 million), time deposits ($64 million) and short-term borrowings ($34 million) were partially offset by a decrease in savings deposits ($20 million).

2017 vs. 2016

The Company's net interest income increased from $118.9 million for the year ended December 31, 2016 to $126.1 million for the year ended December 31, 2017. The Company’s tax equivalent net interest income increased $7.8 million, or 6.5%, from $119.8 million in 2016 to $127.6 million in 2017. This increase was due primarily to higher average balances on commercial loans ($132.0 million) which increased interest income by $5.1 million, and residential real estate loans ($33.5 million) which increased interest income by $1.3 million as compared to the year ended December 31, 2016. Increased interest yields on residential real estate loans also increased net interest income by $1.8 million compared to the year ended December 31, 2016. In addition, higher average investment balances ($86.9 million) increased investment income by $3.2 million. These increases were partially offset by increased interest expense on interest bearing deposits ($3.0 million), primarily due to an increase in the cost of funds, and lower accretion from fair value adjustments ($1.0 million). The Company's reported net interest margin decreased from 3.50% for the year ended December 31, 2016 to 3.46% for the year ended December 31, 2017. Excluding the favorable impact of the accretion from fair value adjustments, the net interest margin would have been 3.40% for the year ended December 31, 2017 and 3.41% for the year ended December 31, 2016.

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

TABLE THREE
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2018 vs. 2017 Increase (Decrease) Due to Change In:			2017 vs. 2016 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$1,249	$4,867	$6,116	$1,300	$1,613	$2,913
Commercial, financial, and agriculture	2,078	8,421	10,499	5,291	140	5,431
Installment loans to individuals	235	(161)	74	(305)	(98)	(403)
Previously securitized loans	—	(386)	(386)	—	(327)	(327)
Total loans	3,562	12,741	16,303	6,286	1,328	7,614
Securities:
Taxable	1,937	1,013	2,950	1,358	637	1,995
Tax-exempt(1)	104	(669)	(565)	1,867	(198)	1,669
Total securities	2,041	344	2,385	3,225	439	3,664
Deposits in depository institutions	299	1,282	1,581	—	85	85
Total interest-earning assets	$5,902	$14,367	$20,269	$9,511	$1,852	$11,363

Interest-bearing liabilities:
Interest-bearing demand deposits	$80	$1,391	$1,471	$18	$10	$28
Savings deposits	(19)	841	822	76	260	336
Time deposits	910	3,367	4,277	386	2,024	2,410
Short-term borrowings	182	2,019	2,201	146	596	742
Long-term debt	(20)	135	115	—	82	82
Total interest-bearing liabilities	1,133	7,753	8,886	626	2,972	3,598
Net Interest Income	$4,769	$6,614	$11,383	$8,885	$(1,120)	$7,765

1.	Fully federal taxable equivalent using a tax rate of approximately 21% for 2018 and 35% for 2017 and 2016.

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

TABLE FOUR
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2018	2017	2016

Net interest income ("GAAP")	$138,209	$126,125	$118,945
Taxable equivalent adjustment	756	1,457	872
Net interest income, fully taxable equivalent	$138,965	$127,582	$119,817

Average total interest earning assets	$3,942,285	$3,691,714	$3,426,158

Net interest margin	3.52%	3.46%	3.50%
Accretion related to fair value adjustments	(0.03)	(0.06)	(0.09)
Net interest margin (excluding accretion)	3.49%	3.40%	3.41%

Equity to assets ("GAAP")	12.30%	12.16%	11.10%
Effect of goodwill and other intangibles, net	(2.29)	(1.70)	(1.80)
Tangible common equity to tangible assets	10.01%	10.46%	9.30%

Return on tangible equity ("GAAP")	16.2%	13.1%	14.8%
Impact of effect tax rate decrease on deferred taxes	—	1.6	—
Impact of merger related expenses	2.4	—	—
Return on tangible equity, excluding the above items	18.6%	14.7%	14.8%

Return on assets ("GAAP")	1.63%	1.33%	1.36%
Impact of effect tax rate decrease on deferred taxes	—	0.17	—
Impact of merger related expenses	0.24	—	—
Return on assets, excluding the above items	1.87%	1.50%	1.36%

Effective tax rate ("GAAP")	20.5%	40.2%	32.5%
Impact of FIN 48 reserve adjustments	0.4	0.4	0.7
Impact of effect tax rate decrease on deferred taxes	(0.2)	(7.9)	—
Effective tax rate, excluding the above items	20.7%	32.7%	33.2%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2018 vs. 2017

Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2018	2017	$ Change	% Change
Net investment security (losses) gains	$(0.1)	$4.5	$(4.6)	(102.0)%
Non-interest income, excluding net investment securities (losses) gains	60.7	59.1	1.6	2.7
Merger related expenses	13.3	—	13.3	100.0
Non-interest expense, excluding merger related expenses	99.8	96.0	3.8	4.0

During 2017, the Company realized investment gains of $4.5 million that represented partial recoveries of impairment charges previously recognized on pools of trust preferred securities. During 2018, the Company recognized $0.1 million of unrealized investment losses related to its equity and perpetual preferred securities. As a result of the adoption of ASU No. 2016-02, effective January 1, 2018, unrealized gains and losses on equity and equity-like securities are now required to be recognized in the Company's Consolidated Statements of Income.

Exclusive of these gains and losses, non-interest income increased from $59.1 million for the year ended December 31, 2017 to $60.7 million for the year ended December 31, 2018. This increase was primarily attributable to an increase of $1.2 million, or 7.3%, in bankcard revenues and an increase of $1.1 million, or 4.0%, in service charges. These increases were partially offset by a decrease of $1.1 million in bank owned life insurance revenues due to lower death benefit proceeds received during 2018 as compared to 2017.

During 2018, the Company recognized $13.3 million of merger related expenses associated with the completed acquisitions of Poage and Farmers Deposit. Excluding these expenses, non-interest expenses increased from $96.0 million for 2017 to $99.8 million for 2018. This increase was primarily due to an increase in salaries and employee benefits of $3.3 million that was largely attributable to annual salary adjustments, including an adjustment to wages for approximately 50% of the Company's employees late in the first quarter of 2018 to make salaries more competitive in the current employment environment. Additionally, the Company experienced increases in bankcard expenses of $0.6 million and other expenses of $0.5 million.

2017 vs. 2016

Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Net investment security gains	$4.5	$3.5	$1.0	28.6%
Non-interest income, excluding net investment securities gains	59.1	55.3	3.8	6.9
Non-interest expense	96.0	96.2	(0.2)	(0.2)

During the years ended December 31, 2017 and 2016, the Company realized investment gains of $4.5 million and $3.5 million, respectively, from the sale of pools of trust preferred securities, which represented a partial recovery of impairment charges previously recognized.
Exclusive of these gains, non-interest income increased $3.8 million to $59.1 million for the year ended December 31, 2017, as compared to $55.3 million for the year ended December 31, 2016. This is primarily due to increases in service charges of $1.9 million, or 7.0%, bank owned life insurance of $0.9 million, or 26.6% (primarily due to death benefit proceeds), trust revenues of $0.7 million, or 12.5%, and bankcard revenues of $0.6 million, or 3.7%.
Non-interest expenses decreased $0.2 million from $96.2 million for the year ended December 31, 2016 to $96.0 million for the year ended December 31, 2017. This is primarily due to decreases in occupancy related expenses of $0.6 million, or 5.6%, bankcard expenses of $0.5 million, or 12.0%, FDIC insurance of $0.3 million and repossessed asset losses, net of expenses of $0.2 million. These decreases were partially offset by increases in equipment and software related expenses of $0.5 million, or 7.2%, advertising of $0.3 million, or 11.8%, salaries and employee benefits of $0.2 million and telecommunication expenses of $0.2 million, or 9.7%.

INCOME TAXES

Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2018	2017	2016

Income tax expense	$18.0	$36.4	$25.1
Effective tax rate	20.5%	40.2%	32.5%

Recognition of previously unrecognized tax positions	0.4	0.4	0.7
Impact of TCJA	(0.2)	(7.9)	—
Effective tax rate, excluding above items	20.7%	32.7%	33.2%

A reconciliation of the effective tax rate to the statutory rate is included in Note Fourteen of the Notes to Consolidated Financial Statements. On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company recorded a provisional amount of $7.1 million at December 31, 2017 related to the re-measurement of net deferred tax balances. Upon final analysis of available information and refinement of the Company's calculations during 2018, the Company increased its provisional amount by $0.1 million, which is included as a component of income tax expense. The Company considers the TCJA re-measurement of its deferred taxes and its accounting for the income tax effects of TCJA to be complete.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets increased from $11.9 million at December 31, 2017 to $17.3 million at December 31, 2018. The increase in the Company's net deferred tax assets was primarily the result of accounting for the acquisitions that were completed during the year, along with realized and unrealized security losses that are not includable in current taxable income.

The components of the Company’s net deferred tax assets are disclosed in Note Fourteen of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset and/or liability associated with unrealized securities losses and/or gains is the tax impact of the unrealized gains and/or losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive Income (Loss).  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from either the sales or maturities of the related securities. The deferred tax asset associated with the allowance for loan losses is expected to be realized as additional loan charge-offs, which have already been provided for within the Company’s financial statements, are recognized for tax purposes.  The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no valuation allowance was necessary as of December 31, 2018 or 2017.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2018, City National could pay dividends up to $88.8 million without prior regulatory permission.

During 2018, the Parent Company used cash obtained from the dividends received primarily to: (1) acquire Farmers Deposit, (2) pay common dividends to shareholders, (3) repay the Company's Junior Subordinated Deferrable Interest Debentures, (4) remit interest payments on those debentures prior to payoff and (5) fund repurchases of the Company's common shares.

Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Twenty-One of the Notes to Consolidated Financial Statements.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an “at-the-market” equity offering program. Through the year ended December 31, 2018, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

Over the next 12 months, the Parent Company has an obligation to remit interest payments approximating $0.2 million on the Junior Subordinated Deferrable Interest Debentures held by Town Square Statutory Trust I. However, interest payments on the debentures can be deferred for up to five years under certain circumstances. During 2018, the Parent Company repaid $16.5 million of Junior Subordinated Deferrable Interest Debentures issued by the Company and held by City Holding Capital Trust III at a price of 100% of principal.

Additionally, the Parent Company anticipates continuing the payment of dividends, which are expected to approximate $35.1 million on an annualized basis for 2019 based on common shareholders of record at December 31, 2018 at a dividend rate of $2.12 per share for 2019.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.3 million of additional cash over the next 12 months. As of December 31, 2018, the Parent Company reported a cash balance of $20.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months.

Excluding the interest and dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2019 other than the repayment of its $4.1 million obligation under the debentures held by Town Square Statutory Trust I. However, this obligation does not mature until June 2036, or earlier at the option of the Parent Company. It is expected that the Parent Company will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of December 31, 2018, City National’s assets are significantly funded by deposits and capital. City National maintains borrowing facilities with the FHLB and other financial institutions that can be accessed as necessary to fund operations and to provide contingency funding mechanisms. As of December 31, 2018, City National had the capacity to borrow an additional $1.9 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $73 million of cash from operating activities during 2018, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $813 million at December 31, 2018, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $266 million.

The Company’s net loan to asset ratio is 72.9% as of December 31, 2018 and deposit balances fund 81.2% of total assets as compared to 70.2% for its peers (Bank Holding Company Peer Group, as of the most recent data available of September 30, 2018, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 53.5% of the Company’s total assets and the

Company uses time deposits over $250,000 to fund 3.3% of total assets compared to its peers, which fund 13.1% of total assets with such deposits.

INVESTMENTS

The Company’s investment portfolio increased $184 million from $629 million at December 31, 2017, to $813 million at December 31, 2018. The acquisitions of Poage and Farmers Deposit contributed approximately $119 million to this increase. In addition, in conjunction with its interest rate risk management strategy, the Company elected to grow investment balances to enhance net interest income.

The investment portfolio is structured to provide flexibility in managing liquidity needs and interest rate risk, while providing acceptable rates of return.

The majority of the Company’s investment securities continue to be mortgage-backed securities. The mortgage-backed securities in which the Company has invested are predominantly underwritten to the standards of, and guaranteed by government-sponsored agencies such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") and Ginnie Mae ("GNMA").

The Company's municipal bond portfolio of $128 million as of December 31, 2018 has an average tax equivalent yield of 3.70% with an average maturity of 11.5 years. The average dollar amount invested in each security is $0.5 million. The portfolio has 74% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 40% of the portfolio, while 60% has no additional credit support. Management re-underwrites 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 68% of the portfolio, while the remaining 32% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 47% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Kentucky, Texas, Ohio and various other states.

TABLE FIVE
INVESTMENT PORTFOLIO

The carrying value of the Company's securities are presented in the following table (in thousands):

	Carrying Values as of December 31,
	2018	2017	2016
Securities available-for-sale:
Obligations of states and political subdivisions	$128,070	$96,196	$82,368
U.S. Treasuries and U.S. government agencies	5,733	2	3
Mortgage-backed securities:
U.S. government agencies	550,758	419,347	330,814
Private label	12,043	652	942
Trust preferred securities	4,799	4,736	6,662
Corporate securities	16,658	22,268	23,574
Total Debt Securities available-for-sale	718,061	543,201	444,363
Marketable equity securities	—	5,699	4,231
Certificates of deposit	3,735	—	—
Investment funds	1,458	1,489	1,489
Total Securities Available-for-Sale	723,254	550,389	450,083
Securities held-to-maturity:
Mortgage backed securities	56,827	60,449	71,169
Trust preferred securities	4,000	4,000	4,000
Total Securities Held-to-Maturity	60,827	64,449	75,169
Other investment securities:
Marketable equity securities	10,313	—	—
Non-marketable equity securities	18,497	14,147	14,352
Total Other Investment Securities	28,810	14,147	14,352

Total Securities	$812,891	$628,985	$539,604

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). Marketable equity securities consist of investments made by the Company in equity positions of various community banks. Non-marketable equity securities consist of Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank ("FRB") stock. The Company's certificates of deposit consist of domestically issued certificates of deposits in denominations of less than the FDIC insurance limit of $250,000.

At December 31, 2018, there were no securities of any non-governmental issuers whose aggregate carrying or estimated fair value exceeded 10% of shareholders’ equity.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$4,493	2.07%	$15,263	3.01%	$31,432	3.19%	$76,882	3.16%
U.S. Treasuries and U.S. government agencies	991	2.73	4,239	3.02	503	3.37	—	—
Mortgage-backed securities:
U.S. government agencies	88	2.95	5,376	2.65	82,684	2.72	462,610	2.96
Private label	—	—	—	—	—	—	12,043	3.99
Trust preferred securities	—	—	—	—	—	—	4,799	4.07
Corporate securities	—	—	—	—	15,951	5.04	707	5.99
Total Debt Securities available-for-sale	5,572	2.20	24,878	2.93	130,570	3.12	557,041	3.03
Certificates of deposit	1,494	1.98	2,241	2.54	—	—	—	—
Total Securities available-for-sale	7,066	2.16	27,119	2.90	130,570	3.12	557,041	3.03

Securities held-to-maturity:
U.S. government agencies	—	—	—	—	4,927	3.90	51,900	2.98
Trust preferred securities	—	—	—	—	—	—	4,000	9.30
Total Securities Held-to-Maturity	—	—	—	—	4,927	3.90	55,900	3.44

Total Debt Securities	$7,066	2.16%	$27,119	2.90%	$135,497	3.00%	$612,941	3.06%

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE SIX
LOAN PORTFOLIO

The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2018	2017	2016	2015	2014

Residential real estate	$1,656,989	$1,468,278	$1,451,462	$1,383,133	$1,294,576
Home equity	153,496	139,499	141,965	147,036	145,604
Commercial and industrial	286,314	208,484	185,667	165,340	140,548
Commercial real estate	1,433,291	1,277,576	1,229,516	1,127,581	1,028,755
Consumer	51,190	29,162	32,545	36,083	39,705
DDA overdrafts	6,328	4,411	5,071	3,361	2,802
Gross loans	$3,587,608	$3,127,410	$3,046,226	$2,862,534	$2,651,990

$ change from the preceding year	$460,198	$81,184	$183,692	$210,544	$45,793
% change from the preceding year	14.7%	2.7%	6.4%	7.9%	1.8%

Residential real estate loans increased $189 million from December 31, 2017 to $1.66 billion at December 31, 2018. The acquisitions of Poage and Farmers Deposit accounted for $156 million of the increase. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market; once sold these loans are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential purchase real estate loans are generally underwritten to comply with Fannie Mae guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. At December 31, 2018, $22 million of the residential real estate loans were for properties under construction.

Home equity loans increased $14 million from December 31, 2017 to $153 million at December 31, 2018. The acquisitions of Poage and Farmers Deposit accounted for $10 million of the increase. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans increased $78 million to $286 million at December 31, 2018, with the acquisitions of Poage and Farmers Deposit accounting for $37 million of the increase.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $156 million to $1.43 billion at December 31, 2018, with the acquisitions of Poage and Farmers Deposit accounting for $139 million of the increase.  At December 31, 2018, $38 million of the commercial real estate loans were for commercial properties under construction.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2018, City National was within its internally designated concentration limits. As of December 31, 2018, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (12%). No other NAICS industry classification exceeded 10% of total loans as of December 31, 2018. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2018, the Company had $1.30 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.
Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $22 million from 2017 to $51 million at December 31, 2018, with the acquisitions of Poage and Farmers Deposit accounting for $19 million of the increase.

The following table shows the scheduled maturity of loans outstanding as of December 31, 2018 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years	Total

Residential real estate	$172,657	$575,054	$909,278	$1,656,989
Home equity	16,432	57,009	80,055	153,496
Commercial and industrial	114,544	133,030	38,740	286,314
Commercial real estate	329,554	628,032	475,705	1,433,291
Consumer	25,724	29,245	2,549	57,518
Total loans	$658,911	$1,422,370	$1,506,327	$3,587,608

Loans maturing after one year with interest rates that are:
Fixed until maturity	$421,905
Variable or adjustable	2,506,792
Total	$2,928,697

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

Determination of the allowance for loan losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its assumptions model to ensure that adequate provision has been made for risk in the total loan portfolio.

The Company's (recovery of) provision for loan losses for the past three years are shown in the table below (in thousands):

	For the year ended December 31,
	2018	2017	2016
(Recovery of) provision for loan losses	$(2,310)	$3,006	$4,395

During the year ended December 31, 2018, the Company liquidated repossessed assets associated with the Kentucky Fuels Corporate credit. As a result of the proceeds from this liquidation, the Company recovered $1.3 million related to this credit. Additionally, as a result of this recovery, the historical loss rate used to compute the allowance not specifically allocated to individual credits in the Company's commercial and industrial mining and energy sector (per the North American Industry Classification system ("NAICS")) improved and an additional release of reserve of $1.7 million was recognized during the year ended December 31, 2018. The company also received a $0.4 million recovery through a settlement from a commercial customer during the quarter ended December 31, 2018.

The provision for loan losses recorded in 2017 reflected the revisions to the regulatory rating of a previously classified shared national credit ("SNC") in which the Company is a participant, changes in the quality of the portfolio and general improvement in the Company's historical loss rates used to compute the allowance not specifically allocated to individual credits. This credit was for a local customer that outgrew the lending limit of the Company and involves three local banks. The reserve recorded in 2017 of $1.1 million related to this credit reflects the loss factors associated with the rating assigned to this credit as a result of the current year review by the Office of the Comptroller of the Currency ("OCC").

The provision for loan losses recorded in 2016 reflected the impact of several factors, including the growth in the loan portfolio and changes in the quality of the portfolio. Additionally, during the fourth quarter of 2016, a commercial customer of the Company with a hotel and motel related credit whose business is located in North Central West Virginia experienced a downfall in occupancy rates as a result of a slowdown in the oil and gas industry. As a result, the Company increased the allowance for loan losses in the fourth quarter in relation to this loan. Beyond this particular loan, the Company has very limited exposure to the oil and gas industry and does not have any direct loans to any oil and gas operations.

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

The Company's net charge-offs for the past three years are shown in the table below (in thousands):

	For the year ended December 31,
	2018	2017	2016
Net charge-offs	$560	$3,900	$3,916

Net charge-offs in 2018 consisted primarily of net charge-offs on DDA overdraft loans of $1.2 million and consumer loans of $0.6 million that were partially offset by net recoveries on commercial and industrial loans of $1.4 million and commercial real estate loans of $0.4 million. Net charge-offs in 2017 consisted primarily of net charge-offs on residential real estate loans of $1.3 million, DDA overdraft loans of $1.3 million and commercial real estate loans of $0.6 million. Net charge-offs in 2016 consisted primarily of net charge-offs on residential real estate loans of $1.5 million, commercial real estate loans of $1.2 million and DDA overdraft loans of $0.6 million.

Based on the Company’s analysis of the appropriateness of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of December 31, 2018 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SEVEN
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	2018	2017	2016	2015	2014

Balance at beginning of period	$18,836	$19,730	$19,251	$20,074	$20,575

Charge-offs:
Commercial and industrial	(733)	(400)	(148)	(5,768)	(323)
Commercial real estate	(369)	(720)	(1,676)	(580)	(2,001)
Residential real estate	(682)	(1,637)	(1,734)	(1,144)	(1,762)
Home equity	(219)	(403)	(390)	(312)	(309)
Consumer	(769)	(60)	(126)	(210)	(188)
DDA overdrafts	(2,701)	(2,714)	(1,412)	(1,414)	(1,415)
Total charge-offs	(5,473)	(5,934)	(5,486)	(9,428)	(5,998)

Recoveries:
Commercial and industrial	2,152	58	14	74	89
Commercial real estate	732	112	487	366	113
Residential real estate	367	294	187	199	187
Home equity	—	45	—	—	—
Consumer	166	63	118	186	204
DDA overdrafts	1,496	1,462	764	792	850
Total recoveries	4,913	2,034	1,570	1,617	1,443
Net charge-offs	(560)	(3,900)	(3,916)	(7,811)	(4,555)
(Recovery of) provision for loan losses	(2,310)	3,006	4,395	6,988	4,054
Balance at end of period	$15,966	$18,836	$19,730	$19,251	$20,074

As a Percent of Average Total Loans:
Net charge-offs	0.02%	0.13%	0.13%	0.29%	0.18%
(Recovery of) provision for loan losses	(0.07)%	0.10%	0.15%	0.26%	0.16%
As a Percent of Non-Performing Loans:
Allowance for loan losses	107.82%	178.39%	140.10%	110.37%	127.62%

TABLE EIGHT
NON-ACCRUAL AND PAST-DUE LOANS

The Company's nonperforming assets and past-due loans were as follows (dollars in thousands):

	2018	2017	2016	2015	2014
Non-accrual loans	$14,551	$10,297	$13,701	$16,948	$15,306
Accruing loans past due 90 days or more	257	262	382	495	423
Total non-performing loans	$14,808	$10,559	$14,083	$17,443	$15,729
Other real estate owned ("OREO")	4,608	3,585	4,588	6,519	8,180
Total non-performing assets	$19,416	$14,144	$18,671	$23,962	$23,909

As a Percentage of Total Loans and OREO
Non-performing assets	0.54%	0.45%	0.61%	0.84%	0.90%

Past-due loans	$13,131	$10,963	$8,594	$9,164	$10,666

As a Percentage of Total Loans
Past-due loans	0.37%	0.35%	0.28%	0.32%	0.40%

The Company’s ratio of non-performing assets to total loans and other real estate owned increased from 0.45% at December 31, 2017 to 0.54% at December 31, 2018.  Excluded from this ratio are purchased credit-impaired ("PCI") loans in which the Company estimated cash flows and estimated a credit mark. Such loans would be considered nonperforming loans if the loan's performance deteriorates below the Company's initial expectation. Total past due loans increased from $11.0 million, or 0.35% of total loans outstanding, at December 31, 2017 to $13.1 million, or 0.37% of total loans outstanding, at December 31, 2018. Acquired past due loans from Poage and Farmers Deposit represent approximately 37% of the total past due loans at December 31, 2018.

Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest unless the loan is well collateralized and in the process of collection.  When interest accruals are discontinued, interest credited to income that is unpaid and deemed uncollectible is reversed and charged to operations.

TABLE NINE
IMPAIRED LOANS

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	2018	2017	2016	2015	2014
Impaired loans with a valuation allowance	$2,985	$5,782	$2,832	$—	$1,392
Impaired loans with no valuation allowance	7,521	3,885	4,749	8,482	5,377
Total impaired loans	$10,506	$9,667	$7,581	$8,482	$6,769

Allowance for loan losses allocated to impaired loans	$428	$647	$665	$—	$252

Interest income forgone on non-accrual and impaired loans	$198	$188	$352	$794	$529

Impaired loans with a valuation allowance at the end of 2018 were comprised of one commercial borrowing relationship that was evaluated during 2017 and determined that an allowance was necessary, as the present value of expected cash flows was less than the outstanding amount of the loan.

There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at December 31, 2018 and 2017.

TABLE TEN
RESTRUCTURED LOANS

The following table sets forth the Company’s troubled debt restructurings ("TDRs") (in thousands):

	2018	2017	2016	2015	2014
Accruing
Commercial and industrial	$98	$135	$42	$58	$73
Commercial real estate	8,205	8,381	5,525	1,746	2,263
Residential real estate	22,863	21,005	20,424	17,796	17,946
Home equity	3,025	3,047	3,105	2,659	2,673
Consumer	—	—	—	—	—
	$34,191	$32,568	$29,096	$22,259	$22,955

Non-Accruing
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential real estate	658	84	391	191	545
Home equity	5	50	30	34	15
Consumer	—	—	—	—	—
	$663	$134	$421	$225	$560

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 76% of the Company's total TDRs as of December 31, 2018. The average age of these TDRs was 12.1 years; the average current balance as a percentage of the original balance was 68.2%; and the average loan-to-value ratio was 65.8% as of December 31, 2018. Of the total 498 Chapter 7 related TDRs, 34 had an estimated loss exposure based on the current balance and appraised value at December 31, 2018.

TABLE ELEVEN
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allocation of the allowance for loan losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2018		2017		2016		2015		2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$4,060	8%	$4,571	7%	$4,206	6%	$3,271	6%	$1,582	5%
Commercial real estate	4,495	40	6,183	41	6,573	40	6,985	39	8,845	39
Residential real estate	4,116	47	5,212	47	6,680	48	6,778	48	7,208	49
Home equity	1,268	4	1,138	4	1,417	5	1,463	5	1,495	5
Consumer	319	1	62	1	82	1	97	2	85	2
DDA overdrafts	1,708	—	1,670	—	772	—	657	—	859	—
Allowance for Loan Losses	$15,966	100%	$18,836	100%	$19,730	100%	$19,251	100%	$20,074	100%

The allowance attributed to the commercial and industrial loan portfolio decreased $0.5 million from $4.6 million at December 31, 2017 to $4.1 million at December 31, 2018. This decrease is primarily due to proceeds resulting from the liquidation of repossessed assets and the resulting improvement in the historical loss rate used to compute the allowance in the Company's commercial and industrial mining and energy sector.

The allowance attributed to the commercial real estate loan portfolio decreased $1.7 million from $6.2 million at December 31, 2017 to $4.5 million at December 31, 2018. This decrease is primarily attributable to improvements in the historical loss rates in the portfolio and a decrease in risk-rated commercial real estate loans.

The allowance attributed to the residential real estate portfolio decreased $1.1 million from $5.2 million at December 31, 2017 to $4.1 million at December 31, 2018. The decrease is primarily attributable to improvements in the historical loss rates in the portfolio.

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities are considered in the Company’s analysis.  The Company had approximately $110 million and $76 million of goodwill at December 31, 2018 and 2017, respectively, and no impairment was required to be recognized in 2018 or 2017, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

Scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2018 are summarized in the table below (in thousands). The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling $172.2 million (approximately 13% of total time deposits).

TABLE TWELVE
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	Amounts	Percentage

Three months or less	$73,172	12%
Over three months through six months	70,343	11
Over six months through twelve months	176,152	29
Over twelve months	297,781	48
Total	$617,448	100%

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

            At December 31, 2018, approximately 15% of total assets, or $751 million, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2018, approximately $17 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Twenty of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations that may require future cash payments according to the terms of the obligations. Demand, both noninterest- and interest-bearing, and savings deposits are, generally, payable immediately upon demand at the request of the customer. Therefore, the contractual maturity of these obligations is presented in the following table as “less than one year.” Time deposits, typically certificates of deposit, are customer deposits that are evidenced by an agreement between the Company and the customer that specify stated maturity dates; early withdrawals by the customer are subject to penalties assessed by the Company. Short-term borrowings and long-term debt represent borrowings of the Company and have stated maturity dates. Capital and operating leases between the Company and the lessor have stated expiration dates and renewal terms.

TABLE THIRTEEN
CONTRACTUAL OBLIGATIONS

The composition of the Company's contractual obligations as of December 31, 2018 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Between One and Three Years	Between Three and Five Years	Greater than Five Years	Total

Noninterest-bearing demand deposits	$789,119	$—	$—	$—	$789,119
Interest-bearing demand deposits(1)	899,608	—	—	—	899,608
Savings deposits(1)	934,260	—	—	—	934,260
Time deposits(1)	724,700	527,772	125,313	2,414	1,380,199
Short-term borrowings(1)	266,122	—	—	—	266,122
Long-term debt(1)	188	376	376	6,497	7,437
Real estate leases	1,081	1,643	915	2,697	6,336
Total Contractual Obligations	$3,615,078	$529,791	$126,604	$11,608	$4,283,081

(1)
Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2018. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2018 was $1.8 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

OFF–BALANCE SHEET ARRANGEMENTS

As disclosed in Note Seventeen of the Notes to Consolidated Financial Statements, the Company has also entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2018 and 2017, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

CAPITAL RESOURCES

During 2018, Shareholders’ Equity increased $98 million, or 19.6%, from $503 million at December 31, 2017 to $601 million at December 31, 2018.  This increase was primarily due to the acquisition of Poage of $83 million and net income of $70 million, partially offset by cash dividends declared of $31 million and common share repurchases of $20 million.

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of outstanding shares at the time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. During the year ended December 31, 2017, the Company did not repurchase any common shares. During the year ended December 31, 2018, the Company repurchased approximately 290,000 common shares at a weighted average price of $69.78. On February 27, 2019, the Company announced that the Board of Directors rescinded the 2014 plan and authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of the outstanding shares), in open market transactions, at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an "at-the-market" equity offering program. Through the year ended December 31, 2018, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date, the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

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

On January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer that will become fully phased in on that date, effectively resulting in new minimum capital ratios (which are shown in the table below). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (in thousands):

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier 1 Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier 1 Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2017:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
			Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$430,154	15.1%	$163,441	5.75%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0%	162,164	5.75%	197,418	7.0%	183,316	6.5%
Tier 1 Capital
City Holding Company	446,154	15.7%	206,078	7.25%	241,609	8.5%	227,397	8.0%
City National Bank	338,105	12.0%	204,468	7.25%	239,721	8.5%	225,620	8.0%
Total Capital
City Holding Company	465,292	16.4%	262,927	9.25%	298,458	10.5%	284,246	10.0%
City National Bank	357,243	12.7%	260,873	9.25%	296,126	10.5%	282,025	10.0%
Tier 1 Leverage Ratio
City Holding Company	446,154	11.0%	161,834	4.00%	161,834	4.0%	202,293	5.0%
City National Bank	338,105	8.5%	159,625	4.00%	159,625	4.0%	199,531	5.0%

As of December 31, 2018, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2018, management believes that City Holding and City National meet all capital adequacy requirements.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") went into effect. The Regulatory Relief Act provides for a simplification of the minimum capital level requirements applicable to the Company. The federal bank regulatory agencies have not yet issued final rules regarding this change, but it is expected that a to–be–developed community bank leverage ratio requirement of tangible equity to average consolidated assets between eight to ten percent will replace the Basel III Capital Rules applicable to the Company. There can be no assurances, however, as to the substance of the final rule or its effect on the Company.

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

RECENT ACCOUNTING PROCOUNCEMENTS AND DEVELOPMENTS

Note Two, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements discusses recently issued new accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2018
+300	5.50%	+1.6%
+200	4.50	+2.6
+100	3.50	+2.8
-50	2.00	-3.1
-100	1.50	-6.9
-200	0.50	-16.3

December 31, 2017
+400	5.50%	+4.0%
+300	4.50	+5.9
+200	3.50	+6.2
+100	2.50	+4.7
-50	1.00	-6.0
-100	0.50	-12.3

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2019 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2018, the Company's system of internal control over financial reporting is effective based on those criteria.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting. This report appears on page 55.

March 11, 2019

s/ Charles R. Hageboeck	/s/ David L. Bumgarner
Charles R. Hageboeck	David L. Bumgarner
President & Chief Executive Officer	Chief Financial Officer
Principal Executive Officer	Principal Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors and the
Shareholders of City Holding Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited City Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, City Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated March 11, 2019, expressed an unqualified opinion thereon.

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
March 11, 2019

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors and the
Shareholders of City Holding Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of City Holding Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2019 expressed an unqualified opinion thereon.

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
Charleston, West Virginia
March 11, 2019

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$55,016	$54,450
Interest-bearing deposits in depository institutions	67,975	28,058
Cash and Cash Equivalents	122,991	82,508

Investment securities available for sale, at fair value	723,254	550,389
Investment securities held-to-maturity, at amortized cost (approximate fair value at December 31, 2018 and 2017 - $60,706 and $65,646, respectively)	60,827	64,449
Other securities	28,810	14,147
Total Investment Securities	812,891	628,985

Gross loans	3,587,608	3,127,410
Allowance for loan losses	(15,966)	(18,836)
Net Loans	3,571,642	3,108,574

Bank owned life insurance	113,544	103,440
Premises and equipment, net	78,383	72,682
Accrued interest receivable	12,424	9,223
Deferred tax asset, net	17,338	11,913
Goodwill and other intangible assets, net	122,848	78,595
Other assets	46,951	36,361
Total Assets	$4,899,012	$4,132,281

Liabilities
Deposits:
Noninterest-bearing	$789,119	$666,639
Interest-bearing:
Demand deposits	899,568	769,245
Savings deposits	934,218	796,275
Time deposits	1,352,654	1,083,475
Total Deposits	3,975,559	3,315,634

Short-term borrowings:
Federal Home Loan Bank advances	40,000	54,000
Securities sold under agreements to repurchase	221,911	198,219
Long-term debt	4,053	16,495
Other liabilities	56,725	45,426
Total Liabilities	4,298,248	3,629,774
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2018 and 2017, less 2,492,403 and 3,429,519 shares in treasury, respectively	47,619	47,619
Capital surplus	169,555	140,960
Retained earnings	485,967	444,481
Treasury stock	(87,895)	(124,909)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(8,611)	(611)
Underfunded pension liability	(5,871)	(5,033)
Total Accumulated Other Comprehensive Loss	(14,482)	(5,644)
Total Shareholders’ Equity	600,764	502,507
Total Liabilities and Shareholders’ Equity	$4,899,012	$4,132,281

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2018	2017	2016
Interest Income
Interest and fees on loans	$142,055	$125,752	$118,138
Interest on investment securities:
Taxable	17,337	14,387	12,392
Tax-exempt	2,843	2,706	1,622
Interest on deposits in depository institutions	1,666	85	—
Total Interest Income	163,901	142,930	132,152

Interest Expense
Interest on deposits	21,397	14,826	12,052
Interest on short-term borrowings	3,415	1,214	472
Interest on long-term debt	880	765	683
Total Interest Expense	25,692	16,805	13,207
Net Interest Income	138,209	126,125	118,945
(Recovery of) provision for loan losses	(2,310)	3,006	4,395
Net Interest Income After (Recovery of) Provision for Loan Losses	140,519	123,119	114,550

Non-interest Income
Gains on sale of investment securities, net	—	4,476	3,513
Unrealized gains (losses) recognized on securities still held	(90)	—	—
Service charges	29,704	28,574	26,703
Bankcard revenue	18,369	17,120	16,515
Trust and investment management fee income	6,529	6,269	5,573
Bank owned life insurance	3,090	4,212	3,326
Other income	2,962	2,956	3,195
Total Non-interest Income	60,564	63,607	58,825

Non-interest Expense
Salaries and employee benefits	54,385	51,057	50,883
Occupancy related expenses	9,323	9,557	10,119
Equipment and software related expenses	7,729	7,732	7,211
FDIC insurance expense	1,251	1,348	1,622
Advertising	2,974	2,914	2,606
Bankcard expenses	4,503	3,924	4,458
Postage, delivery, and statement mailings	2,157	2,094	2,080
Office supplies	1,319	1,437	1,364
Legal and professional fees	1,847	1,956	1,882
Telecommunications	1,750	1,988	1,813
Repossessed asset losses, net of expenses	845	735	890
Merger related costs	13,257	—	—
Other expenses	11,726	11,239	11,236
Total Non-interest Expense	113,066	95,981	96,164
Income Before Income Taxes	88,017	90,745	77,211

Income tax expense	18,015	36,435	25,083
Net Income Available to Common Shareholders	$70,002	$54,310	$52,128

Average shares outstanding, basic	15,421	15,412	14,900
Effect of dilutive securities	18	24	13
Average shares outstanding, diluted	15,439	15,436	14,913

Basic earnings per common share	$4.50	$3.49	$3.46
Diluted earnings per common share	$4.49	$3.48	$3.45
Dividends declared per common share	$1.98	$1.78	$1.72

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2018	2017	2016

Net income available to common shareholders	$70,002	$54,310	$52,128

Available-for-Sale Securities
Unrealized (loss) gain on available-for-sale securities arising during period	(7,054)	7,396	(1,685)
Reclassification adjustment for net losses (gains)	90	(4,476)	(3,513)
Other comprehensive (loss) income related to available-for-sale securities	(6,964)	2,920	(5,198)

Defined Benefit Pension Plan
Amortization of actuarial net gains	890	849	847
Recognition of unrealized losses	(1,982)	(11)	(690)
Change in underfunded pension liability	(1,092)	838	157

Other comprehensive (loss) income before income taxes	(8,056)	3,758	(5,041)
Tax effect	1,875	(1,391)	1,861
Other comprehensive (loss) income, net of tax	(6,181)	2,367	(3,180)

Comprehensive income, net of tax	$63,821	$56,677	$48,948

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2015	$46,249	$106,269	$390,690	$(120,104)	$(3,832)	$419,272
Net income	—	—	52,128	—	—	52,128
Other comprehensive income, net of tax	—	—	—	—	(3,180)	(3,180)
Cash dividends declared ($1.72 per share)	—	—	(25,801)	—	—	(25,801)
Stock-based compensation expense, net	—	1,979	—	—	—	1,979
Restricted awards granted	—	(1,706)	—	1,745	—	39
Issuance of 108 shares of common stock	269	6,595	—	—	—	6,864
Exercise of 33 stock options	—	(264)	—	1,419	—	1,155
Purchase of 231 treasury shares	—	—	—	(10,018)	—	(10,018)
Balances at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438

Balances at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	54,310	—	—	54,310
Other comprehensive income, net of tax	—	—	—	—	2,367	2,367
Adoption of ASU No. 2018-02	—	—	999	—	(999)	—
Cash dividends declared ($1.78 per share)	—	—	(27,845)	—	—	(27,845)
Stock-based compensation expense, net	—	2,097	—	—	—	2,097
Restricted awards granted	—	(1,351)	—	1,351	—	—
Issuance of 441 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 17 stock options	—	34	—	698	—	732
Balances at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507

Balances at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	70,002	—	—	70,002
Other comprehensive income, net of tax	—	—	—	—	(6,181)	(6,181)
Adoption of ASU No. 2016-01	—	—	2,657	—	(2,657)	—
Cash dividends declared ($1.98 per share)	—	—	(31,173)	—	—	(31,173)
Stock-based compensation expense, net	—	2,151	—	—	—	2,151
Restricted awards granted	—	(1,585)	—	1,585	—	—
Exercise of 30 stock options	—	(736)	—	1,900	—	1,164
Purchase of 290 treasury shares	—	—	—	(20,271)	—	(20,271)
Acquisition of Poage (1,142 shares)	—	28,765	—	53,800	—	82,565
Balances at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2018	2017	2016

Net income available to common shareholders	$70,002	$54,310	$52,128
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	1,281	1,005	838
(Recovery of) provision for loan losses	(2,310)	3,006	4,395
Depreciation of premises and equipment	5,087	5,884	6,235
Deferred income tax (benefit) expense	(1,244)	14,909	3,817
Net periodic employee benefit cost	471	298	515
Pension contributions	(1,509)	—	—
Unrealized and realized investment securities losses (gains)	90	(4,476)	(3,513)
Stock-based compensation expense	2,151	2,097	2,018
Excess tax benefit from stock-compensation expense	(506)	(558)	—
Increase in value of bank-owned life insurance	(3,090)	(2,708)	(3,071)
Proceeds from life insurance	425	1,717	258
Originations of loans held for sale	(15,196)	(16,451)	(17,981)
Proceeds from loans held for sale	13,993	19,290	16,572
Gain on sale of loans	(351)	(516)	(374)
Asset write down	491	—	444
Change in accrued interest receivable	(1,500)	(815)	(976)
Change in other assets	(836)	1,277	(1,556)
Change in other liabilities	5,624	(426)	5,581
Net Cash Provided by Operating Activities	73,073	77,843	65,330

Proceeds from sales of securities available-for-sale	—	5,776	30,850
Proceeds from maturities and calls of securities available-for-sale	88,112	86,276	78,720
Proceeds from maturities and calls of securities held-to-maturity	8,439	10,580	13,479
Purchases of securities available-for-sale	(166,226)	(187,031)	(196,150)
Purchases of securities held-to-maturity	(4,925)	—	—
Net increase in loans	(95,284)	(85,489)	(183,511)
Purchases of premises and equipment	(10,192)	(6,574)	(5,517)
Disposals of premises and equipment	3,884	3,057	836
Acquisition of Farmers Deposit Bancorp, Inc., net of cash acquired of $4,209	(20,691)	—	—
Acquisition of Poage Bankshares, Inc., net of cash acquired of $34,288	32,917	—	—
Net Cash Used in Investing Activities	(163,966)	(173,405)	(261,293)

Net increase (decrease) in noninterest-bearing deposits	32,097	(5,647)	200,984
Net increase (decrease) in interest-bearing deposits	156,302	89,644	(52,714)
Net increase in short-term borrowings	7,667	3,914	93,436
Repayment of long-term debt	(16,495)	—	—
Proceeds from sale of capital securities	495	—	—
Issuance of common stock	—	28,408	6,864
Purchases of treasury stock	(20,271)	—	(10,018)
Proceeds from exercise of stock options	1,164	732	1,155
Dividends paid	(29,583)	(27,120)	(25,718)
Net Cash Provided by Financing Activities	131,376	89,931	213,989
Increase (Decrease) in Cash and Cash Equivalents	40,483	(5,631)	18,026
Cash and cash equivalents at beginning of period	82,508	88,139	70,113
Cash and Cash Equivalents at End of Period	$122,991	$82,508	$88,139
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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity in conformity with U. S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, City Holding Capital Trust III and Town Square Statutory Trust I, are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

       Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period. The Company adopted Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" in 2017. This amendment permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act ("TCJA") to retained earnings. The reduction in the corporate tax rate from 35% to 21% resulted in $1.0 million reclassified from other comprehensive income to retained earnings on the consolidated balance sheet at December 31, 2017. The Company also adopted ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" in 2018. This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. During the year ended December 31, 2018, a $0.1 million loss was recognized in non-interest income in the consolidated statements of income as a result of the change in the fair value of equity and perpetual preferred securities due to the adoption of ASU 2016-01.  Additionally, $2.7 million, net of deferred taxes, was reclassified from other comprehensive income to retained earnings on the consolidated balance sheets to recognize the prior period unrealized gain position of these securities.

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National is a retail and consumer-oriented community bank with 100 banking offices in West Virginia, Kentucky, Virginia and southeastern Ohio. City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems and Internet technology. The Company conducts its business activities through one reportable business segment - community banking.

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

       The Company utilizes a third party pricing service provider to value its investment portfolio.  Annually, the Company obtains an independent auditor’s report from its third party pricing service provider regarding its controls over valuation of investment securities.  Although an unqualified opinion regarding the design and operating effectiveness of controls was issued, the report did contain caveats and disclaimers regarding the pricing information, such as the Company should review market values for reasonableness.  On a quarterly basis, the Company reprices its debt securities with a third party that is independent of the primary pricing service provider to verify the reasonableness of the fair values.

       Also, on a quarterly basis, the Company performs a review of investment securities to determine if any unrealized losses are indicative that investment securities are other than temporarily impaired.  Management considers the following, among other things, in its determination of the nature of the unrealized losses: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near–term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company continues to actively monitor the market value of these investments along with the financial strength of the issuers behind these securities, as well as its entire investment portfolio.

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

       Interest income on loans is accrued and credited to operations based upon the principal amount outstanding, using methods that generally result in level rates of return. Loan origination fees, and certain direct costs, are deferred and amortized as an adjustment to the yield over the term of the loan. The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest for all loan types.  However, any loan may be placed on non-accrual status if the Company receives information that indicates that it is probable a borrower will be unable to meet the contractual terms of their respective loan agreement. Other indicators considered for placing a loan on non-accrual status include the borrower’s involvement in bankruptcies, foreclosures, repossessions, litigation and any other situation resulting in doubt as to whether full collection of contractual principal and interest is attainable. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and related accrued interest, and the loan is in process of collection.

Generally for all loan classes, payments during the period the loan is non-performing are recorded on a cash basis. Payments received on nonperforming loans are typically applied directly against the outstanding principal balance until the loan is fully repaid. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses in the loan portfolio. Management’s determination of the appropriateness of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. These evaluations are conducted at least quarterly and more frequently if deemed necessary.  The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Loan losses are charged against the allowance and recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the appropriateness of the allowance after considering factors noted above, among others.

In evaluating the appropriateness of its allowance for loan losses, the Company stratifies the loan portfolio into six major groupings, including commercial real estate, commercial and industrial, residential real estate, home equity, consumer and DDA overdrafts. Historical loss experience, as adjusted, is applied to the then outstanding balance of loans in each classification to estimate probable losses inherent in each segment of the portfolio. Historical loss experience is adjusted using a systematic weighted probability of potential risk factors that could result in actual losses deviating from prior loss experience. Risk factors considered by the Company in completing this analysis include: (1) unemployment and economic trends in the Company’s markets, (2) concentrations of credit, if any, among any industries, (3) trends in loan growth, loan mix, delinquencies, losses or credit impairment, (4) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk of loss associated with each factor. Each risk factor is then weighted to consider inherent risk in the portfolio.

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

Bank Owned Life Insurance: The Company has purchased life insurance on certain executive officers and employees. The Company receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. These policies are recorded on the Consolidated Balance Sheets at their net cash surrender value. Changes in the net cash surrender value are recognized in Bank Owned Life Insurance in the Consolidated Statements of Income.

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

Other Real Estate Owned:  Other real estate owned (“OREO”) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at the lower of estimated fair value of the asset, less estimated selling costs or the carrying amount of the loan.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale.  As of December 31, 2018 and 2017, the amount of OREO included in Other Assets was $4.6 million and $3.6 million, respectively.

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

Derivative Financial Instruments: Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. The Company primarily utilizes derivatives with commercial banking customers to facilitate their interest rate management strategies and the changes in fair value of those instruments are recognized in other non-interest income during the period of the change.

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

The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  These investments are considered variable interest entities for which the Company is not the primary beneficiary.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $5.4 million and $1.3 million at December 31, 2018 and 2017, respectively.

Advertising Costs: Advertising costs are expensed as incurred.

Stock-Based Compensation: Compensation expense related to stock options and restricted stock awards issued to employees is based upon the fair value of the award at the date of grant.  The fair value of stock options is estimated utilizing a Black Scholes pricing model, while the fair value of restricted stock awards is based upon the stock price at the date of grant.  Compensation expense is recognized on a straight line basis over the vesting period for options and the respective period for stock awards. Forfeitures are recognized as they occur, rather than estimated over the life of the award.

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

Statements of Cash Flows: Cash paid for interest, including interest paid on long-term debt and trust preferred securities, was $24.8 million, $16.4 million, and $13.1 million in 2018, 2017, and 2016, respectively. During 2018, 2017 and 2016, the Company paid $20.8 million, $22.6 million, and $16.3 million, respectively, for income taxes.

NOTE TWO – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted:

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard clarifies the principles for recognizing revenue and developed a common revenue standard. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract or contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The FASB also issued several amendments to the standard. In April 2016, the FASB issued ASU No. 2016-10 which clarifies identifying performance obligations and the licensing implementation guidance aspects of Topic 606 while retaining the related principles for those areas. In September 2017, the FASB issued ASU No. 2017-13 which reflects the SEC staff announcement that it would not object when certain public business entities (PBEs) elect to use the non-PBE effective dates solely to adopt the new standards on revenue (ASC 606) and leases (ASC 842). The Company adopted these standards effective January 1, 2018 using the modified retrospective approach, but did not record a cumulative effect adjustment to opening retained earnings given the immaterial impact. As part of the adoption, the Company evaluated the terms of the contracts that supported each of the revenue streams that were within the scope of ASU 2014-09 and determined that the adoption did not significantly change the way the Company recognizes revenue from each stream. See Note Twenty Four.

Others

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

Pending Adoption:

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principals. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." This amendment provides improvements to specific sections of previously issued lease guidance, including a package of three practical expedients regarding the reassessment of prior period leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." This amendment offers a practical expedient that allows the Company to recognize the prior period balance sheet impacts in the period of adoption and will not require adjustments to the prior period financial statements when adopting ASU No. 2016-02 described above. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors.” This ASU clarifies sales taxes and other taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. These ASUs became effective for the

Company for interim and annual periods on January 1, 2019. The Company's evaluation indicates that the adoption of these ASUs had an immaterial impact on the Company's consolidated balance sheet.

CECL

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This amendment clarifies the scope of the guidance in ASU No. 2016-13. These ASUs will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently evaluating the potential impact of these ASUs on the Company's financial statements.

Others

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this update shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. This ASU became effective for the Company on January 1, 2019. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU became effective for the Company on January 1, 2019. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities." This amendment simplifies the analysis of fees paid to decision makers or service providers in determining variable interest entities. This ASU will become effective for the Company on January 1, 2020. The adoption of ASU No. 2018-17 is not expected to have a material impact on the Company's financial statements.

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's financial statements.

NOTE THREE – ACQUISITIONS AND PRELIMINARY PURCHASE PRICE ALLOCATION

On December 7, 2018, the Company acquired 100% of the outstanding common stock of Poage Bankshares, Inc., the parent company of Town Square Bank (collectively, "Poage"). The acquisition of Poage was structured as a stock transaction in which the Company issued approximately 1.1 million shares, valued at approximately $82.6 million, or $24.22 per share of Poage common stock.

On December 7, 2018, the Company acquired 100% of the outstanding common stock of Farmers Deposit Bancorp, Inc., the parent company of Farmers Deposit Bank (collectively, "Farmers Deposit"). The acquisition of Farmers Deposit was structured as a cash transaction valued at $24.9 million, or $1,174.14 per share of Farmers Deposit common stock.

The Company accounted for both acquisitions using the acquisition method pursuant to "Topic 805 Business Combinations" of the FASB Accounting Standards Codification. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	Farmers
	Deposit	Poage	Total
Consideration:
Cash	$24,900	$16	$24,916
Common stock	—	82,565	82,565
Stock option buyout	—	1,355	1,355
	24,900	83,936	108,836

Identifiable assets:
Cash and cash equivalents	4,209	34,288	38,497
Investment securities	46,235	72,321	118,556
Loans	58,477	304,023	362,500
Bank owned life insurance	—	7,439	7,439
Premises and equipment	768	4,547	5,315
Deferred tax assets, net	(188)	2,300	2,112
Other assets	2,302	8,799	11,101
Total identifiable assets	111,803	433,717	545,520

Identifiable liabilities:
Deposits	92,241	379,285	471,526
Short-term borrowings	2,025	—	2,025
Long-term debt	—	4,053	4,053
Other liabilities	709	3,130	3,839
Total identifiable liabilities	94,975	386,468	481,443

Net identifiable assets	16,828	47,249	64,077
Goodwill	4,738	28,633	33,371
Core deposit intangible	3,334	8,054	11,388
	$24,900	$83,936	$108,836

Acquired Loans
The following table presents information regarding the purchased credit-impaired and noncredit-impaired loans acquired in conjunction with both acquisitions (in thousands):

	Farmers
	Deposit	Poage	Total
Acquired Credit-Impaired
Contractually required principal and interest	$—	$25,315	$25,315
Contractual cash flows not expected to be collected (non-accretable difference)	—	(13,977)	(13,977)
Expected cash flows	—	11,338	11,338
Interest component of expected cash flows (accretable difference)	—	(2,375)	(2,375)
Estimated fair value of purchased credit impaired loans acquired	$—	$8,963	$8,963

Acquired NonCredit-Impaired
Outstanding balance	$58,949	$295,425	$354,374
Less: fair value adjustment	(472)	(365)	(837)
Fair value of acquired noncredit-impaired loans	$58,477	$295,060	$353,537
Acquired Deposits
The fair values of non-time deposits approximated their carrying value at the acquisition date. For time deposits, the fair values were estimated based on discounted cash flows, using interest rates that are currently being offered compared to the contractual interest rates. Based on this analysis, management recorded a premium on time deposits acquired of $0.1 million and $1.7 million for the Farmers Deposit and Poage acquisitions, respectively, each of which is being amortized over 5 years.
Core Deposit Intangible
The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with the acquisitions, the Company recorded a core deposit intangible asset of $3.3 million and $8.1 million for Farmers Deposit and Poage, respectively. Each of the core deposit intangible assets represent the value that the acquiree had with their deposit customers. The fair value was estimated based on a discounted cash flow methodology that considered type of deposit, deposit retention and the cost of the deposit base. The core deposit intangibles are being amortized over 10 years.
Goodwill
Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Given the form of the respective transactions, the $4.7 million goodwill preliminarily recorded in conjunction with the Farmers Deposit acquisition is expected to be deductible for tax purposes, while the $28.6 million goodwill preliminarily recorded in conjunction with the Poage acquisition is not expected to be deductible for tax purposes.
Merger Related Costs
During the year ended December 31, 2018, the Company incurred $13.3 million of merger-related costs in connection with the acquisitions of Farmers Deposit and Poage. These costs were primarily for severance ($3.2 million), professional fees ($3.7 million) and data processing costs ($5.2 million).

Also included in merger related costs were asset write-down charges of $0.5 million, pertaining to the two existing City National branches that will be merged into existing former Poage branches during 2019.

NOTE FOUR – RESTRICTIONS ON CASH AND DUE FROM BANKS

City National is required to maintain an average reserve balance with the Federal Reserve Bank of Richmond to compensate for services provided by the Federal Reserve and to meet statutory required reserves for demand deposits. The average amounts of the reserve balances for the years ended December 31, 2018 and 2017 were approximately $40.6 million and $37.8 million, respectively.

NOTE FIVE – INVESTMENTS

The aggregate carrying and approximate market values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$5,713	$20	$—	$5,733	$2	$—	$—	$2
Obligations of states and
political subdivisions	128,089	1,033	1,052	128,070	94,552	2,051	407	96,196
Mortgage-backed securities:
U.S. government agencies	561,799	1,950	12,991	550,758	425,559	1,093	7,305	419,347
Private label	11,948	95	—	12,043	649	3	—	652
Trust preferred securities	4,774	25	—	4,799	4,764	26	54	4,736
Corporate securities	16,795	30	167	16,658	21,916	475	123	22,268
Total Debt Securities	729,118	3,153	14,210	718,061	547,442	3,648	7,889	543,201
Marketable equity securities	—	—	—	—	2,136	3,563	—	5,699
Certificates of deposit held for investment	3,735	—	—	3,735	—	—	—	—
Investment funds	1,525	—	67	1,458	1,525	—	36	1,489
Total Securities
Available-for-Sale	$734,378	$3,153	$14,277	$723,254	$551,103	$7,211	$7,925	$550,389

Securities held-to-maturity:
U.S. government agencies	$56,827	$173	$294	$56,706	$60,449	$1,222	$25	$61,646
Trust preferred securities	4,000	—	—	4,000	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$60,827	$173	$294	$60,706	$64,449	$1,222	$25	$65,646

Other investment securities:
Marketable equity securities	$10,313	$—	$—	$10,313	$—	$—	$—	$—
Non-marketable equity securities	$18,497	$—	$—	$18,497	$14,147	$—	$—	$14,147
Total Other Investment
Securities	$28,810	$—	$—	$28,810	$14,147	$—	$—	$14,147

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). Marketable equity securities consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"), are carried at cost and are reported as non-marketable equity securities in the table above. The Company's certificates of deposit consist of domestically issued certificates of deposits in denominations of less than the FDIC insurance limit of $250,000.

At December 31, 2018 and 2017, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2018 and 2017.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$11,837	$272	$22,068	$780	$33,905	$1,052
Mortgage-backed securities:
U.S. Government agencies	84,975	1,593	282,560	11,398	367,535	12,991
Corporate securities	12,995	167	—	—	12,995	167
Investment funds	1,500	67	—	—	1,500	67
Total available-for-sale	$111,307	$2,099	$304,628	$12,178	$415,935	$14,277

Securities held-to-maturity:
Mortgage-backed securities:
U.S. Government agencies	$28,274	$126	$5,960	$168	$34,234	$294
Total held-to-maturity	$28,274	$126	$5,960	$168	$34,234	$294

	December 31, 2017
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,913	$28	$19,440	$379	$24,353	$407
Mortgage-backed securities:
U.S. Government agencies	172,807	1,887	140,226	5,418	313,033	7,305
Trust preferred securities	4,475	54	—	—	4,475	54
Corporate securities	3,357	49	2,350	74	5,707	123
Investment funds	1,500	36	—	—	1,500	36
Total available-for-sale	$187,052	$2,054	$162,016	$5,871	$349,068	$7,925

Securities held-to-maturity:
Mortgage-backed securities:
U.S. Government agencies	$7,182	$25	$—	$—	$7,182	$25
Total held-to-maturity	$7,182	$25	$—	$—	$7,182	$25

During the years ended December 31, 2018 and 2017, the Company had no credit-related net investment impairment losses. During the year ended December 31, 2016, the Company recorded $0.5 million in credit-related net investment impairment losses. The charges deemed to be other-than-temporary were related to pooled bank trust preferred securities and were based on the Company’s quarterly reviews of its investment securities for indications of losses considered to be other-than-temporary. At December 31, 2018, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $1.6 million.

Declines in the fair value of held-to-maturity and available-for-sale securities below their respective cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings.  Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2018, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of December 31, 2018, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$5,592	$5,572
Due after one year through five years	24,793	24,879
Due after five years through ten years	132,761	130,569
Due after ten years	565,972	557,041
	$729,118	$718,061
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,927	5,053
Due after ten years	55,900	55,653
	$60,827	$60,706

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2018	2017	2016

Gross unrealized gains recognized on securities still held	$208	—	—
Gross unrealized losses recognized on securities still held	(298)	—	—
Net unrealized (losses) gains recognized on securities still held	$(90)	$—	$—

Gross realized gains	—	$4,476	$3,978
Gross realized losses	—	—	(465)
Net realized investment security gains	$—	$4,476	$3,513

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $510 million and $429 million at December 31, 2018 and 2017, respectively.

NOTE SIX – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2018	December 31, 2017

Residential real estate	$1,656,989	$1,468,278
Home equity	153,496	139,499
Commercial and industrial	286,314	208,484
Commercial real estate	1,433,291	1,277,576
Consumer	51,190	29,162
DDA overdrafts	6,328	4,411
Gross loans	3,587,608	3,127,410
Allowance for loan losses	(15,966)	(18,836)
Net loans	$3,571,642	$3,108,574

Construction loans included in:
Residential real estate	$21,834	$25,270
Commercial real estate	37,869	28,871

The Company's commercial and residential real estate construction loans are primarily secured by real estate within the Company's principal markets. These loans were originated under the Company's loan policy, which is focused on the risk characteristics of the loan portfolio, including construction loans. In the judgment of the Company's management, adequate consideration has been given to these loans in establishing the Company's allowance for loan losses.

NOTE SEVEN – ALLOWANCE FOR LOAN LOSSES

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

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
December 31, 2018
Allowance for loan loss
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(733)	(369)	(682)	(219)	(769)	(2,701)	(5,473)
Recoveries	2,152	732	367	—	166	1,496	4,913
Provision	(1,930)	(2,011)	(781)	349	860	1,243	(2,270)
Provision for acquired loans with deteriorated credit quality	—	(40)	—	—	—	—	(40)
Ending balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
December 31, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(400)	(720)	(1,637)	(403)	(60)	(2,714)	(5,934)
Recoveries	58	112	294	45	63	1,462	2,034
Provision	707	57	(125)	79	(23)	2,150	2,845
Provision for acquired loans with deteriorated credit quality	—	161	—	—	—	—	161
Ending balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

As of December 31, 2018
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$428	$—	$—	$—	$—	$428
Collectively	4,059	4,015	4,116	1,268	312	1,708	15,478
Acquired with deteriorated credit quality	1	52	—	—	7	—	60
Total	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

Loans
Evaluated for impairment:
Individually	$651	$9,855	$—	$—	$—	$—	$10,506
Collectively	284,018	1,412,023	1,654,892	153,496	51,077	6,328	3,561,834
Acquired with deteriorated credit quality	1,645	11,413	2,097	—	113	—	15,268
Total	$286,314	$1,433,291	$1,656,989	$153,496	$51,190	$6,328	$3,587,608

As of December 31, 2017
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$647	$—	$—	$—	$—	$647
Collectively	4,567	5,313	5,112	1,138	58	1,670	17,858
Acquired with deteriorated credit quality	4	223	100	—	4	—	331
Total	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

Loans
Evaluated for impairment:
Individually	$849	$8,818	$—	$—	$—	$—	$9,667
Collectively	207,429	1,263,076	1,465,685	139,499	29,046	4,411	3,109,146
Acquired with deteriorated credit quality	206	5,682	2,593	—	116	—	8,597
Total	$208,484	$1,277,576	$1,468,278	$139,499	$29,162	$4,411	$3,127,410

Credit Quality Indicators

All non-commercial loans are evaluated based on payment history.  A performing loan is a loan to a borrower that has and is expected to fulfill the contractual terms of the loan agreement. The borrower generally makes the contractual payments on the due date, is expected to continue to pay timely, is not in default and has not been placed on nonaccrual. A non-performing loan is a loan that is generally past due 90 days or greater and/or is classified as non-accrual. All commercial loans within the portfolio are subject to internal risk grading. The Company’s internal risk ratings for commercial loans are:  Exceptional, Good, Acceptable, Pass/Watch, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields, ratios and leverage, cash flow spread and coverage, prior history, capability of management, market position/industry, potential impact of changing economic, legal, regulatory or environmental conditions, purpose, structure, collateral support, and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of probable loss.

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

Substandard
Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt.  Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected or the bank's collateral value is weakened by the financial deterioration of the borrower.

Doubtful
Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable.  Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

The following table presents the Company's commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
December 31, 2018
Pass	$250,856	$1,381,170	$1,632,026
Special mention	27,886	5,696	33,582
Substandard	7,572	46,425	53,997
Doubtful	—	—	—
Total	$286,314	$1,433,291	$1,719,605

December 31, 2017
Pass	$175,951	$1,231,256	$1,407,207
Special mention	25,872	8,068	33,940
Substandard	6,661	38,252	44,913
Doubtful	—	—	—
Total	$208,484	$1,277,576	$1,486,060

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
December 31, 2018
Residential real estate	$1,652,543	$4,446	$1,656,989
Home equity	153,334	162	153,496
Consumer	51,188	2	51,190
DDA overdrafts	6,322	6	6,328
Total	$1,863,387	$4,616	$1,868,003

December 31, 2017
Residential real estate	$1,465,445	$2,833	$1,468,278
Home equity	139,239	260	139,499
Consumer	29,162	—	29,162
DDA overdrafts	4,411	—	4,411
Total	$1,638,257	$3,093	$1,641,350

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	December 31, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,642,724	$8,607	$1,213	$170	$4,275	$1,656,989
Home equity	152,083	1,240	11	24	138	153,496
Commercial and industrial	284,140	397	49	52	1,676	286,314
Commercial real estate	1,424,245	487	94	4	8,461	1,433,291
Consumer	50,894	253	41	1	1	51,190
DDA overdrafts	5,840	467	15	6	—	6,328
Total	$3,559,926	$11,451	$1,423	$257	$14,551	$3,587,608

	December 31, 2017
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,458,746	$5,990	$709	$19	$2,814	$1,468,278
Home equity	138,480	671	88	92	168	139,499
Commercial and industrial	206,447	549	1	142	1,345	208,484
Commercial real estate	1,269,520	1,841	245	—	5,970	1,277,576
Consumer	29,108	39	13	2	—	29,162
DDA overdrafts	3,849	541	14	7	—	4,411
Total	$3,106,150	$9,631	$1,070	$262	$10,297	$3,127,410

The following presents the Company’s impaired loans, by class (in thousands):

	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$651	$651	$—	$849	$3,013	$—
Commercial real estate	6,870	6,895	—	3,036	4,861	—
Total	$7,521	$7,546	$—	$3,885	$7,874	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,985	2,985	428	5,782	5,782	647
Total	$2,985	$2,985	$428	$5,782	$5,782	$647

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the year ended
	December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$845	$—	$1,086	$—
Commercial real estate	4,623	39	4,534	69
Total	$5,468	$39	$5,620	$69

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	5,043	220	4,307	149
Total	$5,043	$220	$4,307	$149

If the Company's non-accrual and impaired loans had been current in accordance with their original terms, approximately $0.2 million, $0.2 million and $0.4 million of interest income would have been recognized during the years ended December 31, 2018, 2017 and 2016, respectively.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at December 31, 2018.

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

The following tables set forth the Company’s TDRs (in thousands):

	December 31, 2018			December 31, 2017
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$98	$—	$98	$135	$—	$135
Commercial real estate	8,205	—	8,205	8,381	—	8,381
Residential real estate	22,863	658	23,521	21,005	84	21,089
Home equity	3,025	5	3,030	3,047	50	3,097
Consumer	—	—	—	—	—	—
	$34,191	$663	$34,854	$32,568	$134	$32,702

	New TDRs			New TDRs
	For the year ended			For the year ended
	December 31, 2018			December 31, 2017
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	2	3,098	3,003
Residential real estate	33	2,326	2,326	33	3,987	3,987
Home equity	10	274	274	13	271	271
Consumer	—	—	—	—	—	—
	43	$2,600	$2,600	48	$7,356	$7,261

NOTE EIGHT – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2018	2017

Land		$34,538	$32,647
Buildings and improvements	10 to 30 yrs.	95,873	90,261
Equipment	3 to 7 yrs.	41,856	39,763
		172,267	162,671
Less: accumulated depreciation		(93,884)	(89,989)
		$78,383	$72,682

The depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $5.1 million, $5.9 million, and $6.2 million, respectively.

NOTE NINE – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2018 and concluded that its carrying value was not impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2018	2017

Beginning balance	$76,196	$76,196
Goodwill acquired in conjunction with the acquisition of Poage (preliminary)	28,633	—
Goodwill acquired in conjunction with the acquisition of Farmers Deposit (preliminary)	4,738	—
Ending balance	$109,567	$76,196

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

	2018	2017

Gross carrying amount	$21,190	$9,802
Accumulated amortization	(7,909)	(7,403)
	$13,281	$2,399

Beginning balance	$2,399	$2,939
Core deposit intangible acquired in conjunction with the acquisition of Poage	8,054	—
Core deposit intangible acquired in conjunction with the acquisition of Farmers Deposit	3,334	—
Amortization expense	(506)	(540)
Ending balance	$13,281	$2,399

The core deposit intangible amortization expense for the year ended December 31, 2018 was $0.5 million. The core deposit intangibles are being amortized over ten years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2019	$1,868
2020	1,697
2021	1,635
2022	1,515
2023	1,311
Thereafter	5,255
$13,281

NOTE TEN – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2018 are summarized as follows (in thousands):

2019	$709,519
2020	406,443
2021	112,872
2022	99,203
2023	24,047
Over five years	570
$1,352,654

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $172.2 million and $122.4 million at December 31, 2018 and 2017, respectively.

NOTE ELEVEN – SHORT-TERM DEBT

A summary of the Company's short-term borrowings are as follows (dollars in thousands):

	2018	2017	2016

Balance at end of year:
Federal Home Loan Bank advances	$40,000	$54,000	$64,100
Securities sold under agreements to repurchase	221,911	198,219	184,205
Federal Funds purchased	—	—	—

Avg. outstanding during the year:
Federal Home Loan Bank advances	$74,102	$46,639	$18,850
Securities sold under agreements to repurchase	190,702	183,890	157,215
Federal Funds purchased	353	—	—

Max. outstanding at any month end:
Federal Home Loan Bank advances	$185,000	$126,500	$88,600
Securities sold under agreements to repurchase	221,911	257,034	184,205
Federal Funds purchased	10,000	—	—

Weighted-average interest rate:
During the year:
Federal Home Loan Bank advances	2.21%	1.30%	0.66%
Securities sold under agreements to repurchase	0.93	0.33	0.22
Federal Funds purchased	2.10	—	—
End of the year:
Federal Home Loan Bank advances	2.76%	1.57%	0.77%
Securities sold under agreements to repurchase	0.80	0.31	0.19
Federal Funds purchased	—	—	—

Through City National, the Company has approximately 64,000 shares of Federal Home Loan Bank (“FHLB”) stock at par value as of December 31, 2018. Purchases of FHLB stock are required based on City National’s maximum borrowing capacity with the FHLB.  Additionally, FHLB stock entitles the Company to dividends declared by the FHLB and provides an additional source of short-term and long-term funding, in the form of collateralized advances. Financing obtained from the FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans. Collateral pledged to the FHLB included approximately $2.1 billion at December 31, 2018 and $2.0 billion at December 31, 2017 in investment securities and 1-4 family residential property loans.  In addition to the short-term financing discussed above and long-term financing (see Note Eleven) City National had an additional $1.9 billion and $1.6 billion available from unused portions of lines of credit with the FHLB and other financial institutions at December 31, 2018 and 2017, respectively.

NOTE TWELVE – LONG-TERM DEBT

The components of the Company's long-term debt are summarized below (dollars in thousands):

	2018	2017

Junior subordinated debentures owed to City Holding Capital Trust III, interest at a rate of 5.09% at December 31, 2017.	$—	$16,495
Subordinated debentures owed to Town Square Statutory Trust I, due 2036, interest at a rate of 4.64% at December 31, 2018.	4,124	—
Fair value adjustment of subordinated debentures	(71)	—
	$4,053	$16,495
City Holding Capital Trust III
On September 26, 2018, the Board of Directors of the Company authorized repayment of its Junior Subordinated Deferrable Interest Debentures issued by the Company and held by City Holding Capital Trust III at a price of 100% of the principal amount. The Company received all required regulatory approvals and on December 17, 2018, City Holding Capital Trust III repaid its Capital Securities at a price of 100% of the principal amount. These securities were issued on March 27, 2008, and were callable in whole any time after June 15, 2013.
Town Square Statutory Trust I
As a part of its Poage acquisition, the Company assumed Poage's subordinated debentures. In December 2006, Town Square Statutory Trust I, a trust formed by the Town Square Financial Corporation, closed a pooled private offering of 4,000 trust preferred securities with a liquidation amount of $1,000 per security. Poage issued $4,124,000 of subordinated debentures to the trust in exchange for ownership of all the common security of the trust and the proceeds of the preferred securities sold by the trust.
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, on or after December 22, 2012 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 22, 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.
The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR rate plus 1.83%.
Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company. The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreement establishing the trust and the guarantees, and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust preferred securities. The trust preferred securities issued by the statutory business trusts qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines.

NOTE THIRTEEN – DERIVATIVE INSTRUMENTS

As of December 31, 2018 and 2017, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$132,146	$3,131	$225,480	$4,877
Loan interest rate swap - liabilities	372,223	13,774	314,450	9,513

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	403,500	13,902	320,949	9,591
Loan interest rate swap - liabilities	132,146	3,131	218,924	4,877

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2018	2017	2016
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$1,316	$(3,379)	$3,904
Other income - derivative liabilities	(1,316)	3,379	(3,904)
Other expense - derivative liabilities	50	86	(52)

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2018 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the Statement
of Financial Position
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
	Gross	Gross	Net Amounts	Adjustment		Applicable
	Amounts	Amounts	of Assets	per		Netting
	Recognized in	Offset in the	presented in	Applicable		Agreement
	Statement of	Statement of	the Statement	Master	Fair Value	and Fair
	Financial	Financial	of Financial	Netting	of Financial	Value of
Description	Position	Position	Position	Arrangements	Collateral	Collateral	Net Amount
	(a)	(b)	(c)=(a)-(b)			(d)	(c)-(d)*
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties(a)	$3,131	$—	$3,131	$—	$3,131	$3,131	$—
Interest rate swap agreements - financial institution counterparties(b)	10,771	—	10,771	—	10,771	10,771	—

Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties(a)	$13,774	$—	$13,774	$—	$13,774	$13,774	$—
Interest rate swap agreements -financial institution counterparties(c)	—	—	—	—	—	—	—

* For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Statement of Financial Position, a value of zero is displayed to represent full collateralization.

(a) The underlying collateral on the loan serves as collateral for the derivative financial instrument.
(b) The financial institution counterparty posts collateral to the Company.
(c) The Company posts collateral to the financial institution counterparty.

NOTE FOURTEEN – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2018	2017
Allowance for loan losses	$3,742	$4,385
Deferred compensation payable	2,734	2,517
Underfunded pension liability	1,794	1,527
Accrued expenses	2,276	1,057
Impaired asset losses	1,201	607
Unrealized securities losses	1,871	166
Intangible assets	783	438
Other	6,492	3,577
Total Deferred Tax Assets	20,893	14,274
Other	3,555	2,361
Total Deferred Tax Liabilities	3,555	2,361
Net Deferred Tax Assets	$17,338	$11,913

No valuation allowance for deferred tax assets was recorded at December 31, 2018 and 2017 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in the corporate income tax, the Company re-measured its deferred tax assets and liabilities, which resulted in a provisional charge to earnings of $7.1 million in 2017,which is included in total deferred tax expense in the table below. Upon final analysis of available information and refinement of the Company's calculations during 2018, the Company increased its provisional amount by $0.1 million,which is included as a component of income tax expense. Significant components of the provision for income taxes are as follows (in thousands):

	2018	2017	2016
Current:
Federal	$16,846	$20,090	$20,100
State	2,413	1,436	1,166
Total current tax expense	19,259	21,526	21,266

Total deferred tax expense	(1,244)	14,909	3,817
Income tax expense	$18,015	$36,435	$25,083

A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2018	2017	2016

Computed federal taxes at statutory rate	$18,483	$31,761	$27,025
State income taxes, net of federal tax benefit	1,730	1,321	888
Tax effects of:
Tax-exempt interest income	(694)	(1,098)	(708)
Bank-owned life insurance	(649)	(1,474)	(1,164)
Change in statutory tax rate	—	7,070	—
Other items, net	(855)	(1,145)	(958)
Income tax expense	$18,015	$36,435	$25,083

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.5 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2018	2017

Beginning balance	$1,889	$1,847
Additions for current year tax positions	184	325
Additions for prior year tax positions	241	226
Decreases related to lapse of applicable statute of limitation	(503)	(509)
Ending balance	$1,811	$1,889

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2018, 2017 and 2016, the provision related to interest and penalties was less than $0.2 million in each period.  The balance of accrued interest and penalties at December 31, 2018 and 2017 was less than $0.5 million.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2015 and forward.

NOTE FIFTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2013 Incentive Plan (the "2013 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued under the 2013 Plan upon the exercise of stock options, SARs and stock awards, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  As of December 31, 2018, 532,552 shares were still available to be issued under the 2013 Plan.

Each award from the 2013 Plan is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Compensation Committee, or its delegate, determines. Upon a change-in-control of the Company, as defined in the 2013 Plan, all outstanding options and awards shall immediately vest.

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

In 2018, the Board of Directors granted the named executive officers ("NEOs") of the Company restricted stock units ("RSUs") and performance share units ("PSUs"). The RSUs will vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs will vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on two factors:

(1)	The Company's three-year average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies.

(a)	For the three-year performance at or below the 25th percentile, 0%of the grant will vest;at the 50th percentile, 100% of the grant will vest; at the 100th percentile, 200% of the grant will vest.

(b)	The amount vested will be interpolated accordingly for performance between the 25th and 50th percentile and the 50th and 100th percentile.

(2)	The Company's total shareholder return ("TSR") during the three-year performance period relative to the TSR of the selected peer companies.

(a)	The ultimate vesting of PSUs will be increased or decreased as determined by a modifier based on the Company's TSR relative to the selected peer companies.

(b)
For relative TSR at or below the 25th percentile, the number of PSUs vested will be reduced by 25%; at the 50th percentile the vesting will not be adjusted; at or above the 75th percentile, the vesting will be increased by 25%.

(b)	The amount vested will be interpolated accordingly for performance between the 25th and 50th percentile and the 50th and 75th percentile.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	2018		2017		2016
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	87,605	$47.15	86,613	$41.08	95,015	$38.38
Granted	—	—	17,631	66.32	24,348	43.73
Exercised	(29,633)	(39.31)	(16,639)	35.91	(32,750)	35.28
Forfeited	—	—	—	—	—	—
Outstanding at December 31	57,972	$51.15	87,605	$47.15	86,613	$41.08

Exercisable at end of year	2,697	$45.13	7,887	$37.37	3,000	$29.45

Nonvested at beginning of year	79,718	48.08	83,613	41.47	75,265	39.38
Granted during the year	—	—	17,631	66.32	24,348	43.73
Vested during the year	(24,443)	40.58	(21,526)	37.31	(16,000)	35.09
Forfeited during the year	—	—	—	—	—	—
Nonvested at end of year	55,275	$51.40	79,718	$48.08	83,613	$41.47

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	For the year ended December 31,
	2018	2017	2016
Proceeds from stock option exercises	$1,164	$597	$1,155
Intrinsic value of stock options exercised	944	481	551

Stock-based compensation expense associated with stock options	$178	$246	$240
Income tax benefit recognized related to stock-based compensation	19	42	36

At period-end:	2018
Unrecognized stock-based compensation expense	$204
Weighted average period in which the above amount is expected to be recognized	2.0	years

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2018, 2017 and 2016, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2018, the criteria were probable of being met.

Additional information regarding the Company's stock options outstanding and exercisable at December 31, 2018, is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$ 35.00 - 39.99	38	$37.74	4.2	$1	38	$37.74	4.2	$1
40.00 - 44.99	30,676	43.87	6.8	728	1,675	44.43	5.2	39
45.00 - 49.99	9,627	46.61	6.2	202	984	46.61	6.2	21
50.00 - 69.99	17,631	66.32	8.2	22	—	—	—	—
	57,972			$953	2,697			$61

The fair value of the options is estimated at the date of grant using a Black-Scholes option-pricing model.   The following weighted average assumptions were used to estimate the fair value of options granted by the Company:

	For the year ended December 31,
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

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2018, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	2018		2017		2016
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	170,033		180,622		172,921
Granted	28,363	$69.94	28,839	$64.42	30,601	$46.39
Forfeited/Vested	(48,704)		(39,428)		(22,900)
Outstanding at December 31	149,692		170,033		180,622

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	For the year ended December 31,
	2018	2017	2016
Stock-based compensation expense associated with restricted shares	$1,609	$1,507	$1,371

At period-end:	2018
Unrecognized stock-based compensation expense	$3,594
Weighted average period in which the above amount is expected to be recognized	3.1	years

 401(k) Plan

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2018	2017	2016
Expense associated with the Company's 401(k) Plan	$905	$841	$796

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	229,276	228,662

Defined Benefit Plans
The Company maintains two defined benefit pension plans (the "Defined Benefit Plans"), which were inherited from the Company's acquisition of the plan sponsors (Horizon Bancorp, Inc. and Community Financial Corporation). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations. The Community Defined Benefit Plan was frozen in 2012 and was terminated during the year-ended December 31, 2018.
Primarily as a result of the interest rate environment over the past several years and mortality table revisions, the benefit obligation exceeded the estimated fair value of plan assets as of December 31, 2018 and December 31, 2017. The following table summarizes activity within the Company's Defined Benefit Plans (dollars in thousands):

	Pension Benefits
	2018	2017

Change in fair value of plan assets:
Fair value at beginning of measurement period	$16,360	$17,117
Actual gain (loss) on plan assets	(434)	1,890
Contributions	1,509	—
Benefits paid	(5,394)	(2,647)
Fair value at end of measurement period	12,041	16,360

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(18,488)	(19,742)
Interest cost	(590)	(772)
Actuarial (loss) gain	(1,488)	(392)
Assumption changes	825	(614)
Benefits paid	5,394	2,647
Settlement loss	125	385
Benefit obligation at end of measurement period	(14,222)	(18,488)

Funded status	$(2,181)	$(2,128)

Weighted-average assumptions for benefit obligation:
Discount rate	4.10%	3.38%
Expected long-term rate of return	6.75%	6.56%

Weighted-average assumptions for net periodic pension cost:
Discount rate	3.38%	4.02%
Expected long-term rate of return	6.56%	5.83%

Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2018 and 2017, and no contributions are anticipated being required for the year ending December 31, 2019.

During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company made a $1.5 million terminal contribution in 2018 to terminate the plan.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plans, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands):

	2018	2017	2016

Components of net periodic benefit:
Interest cost	$590	$772	$820
Expected return on plan assets	(1,080)	(1,219)	(1,154)
Settlement	71	(104)	—
Net amortization and deferral	890	849	849
Net Periodic Pension Cost	$471	$298	$515

Amounts related to the Company's Defined Benefit Pension Plans recognized as a component of other comprehensive income were as follows (in thousands):

	2018	2017	2016
Net actuarial gain (loss)	$(1,092)	$838	$157
Deferred tax (expense) benefit	254	(1,211)	(58)
Other comprehensive income (loss), net of tax	$(838)	$(373)	$99

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Net actuarial loss	$7,652	$6,560
Deferred tax benefit	(1,781)	(1,527)
Amounts included in accumulated other comprehensive loss, net of tax	$5,871	$5,033

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2019	$1,012
2020	1,016
2021	1,010
2022	1,010
2023	1,016
2024 through 2027	4,958

The major categories of assets in the Company’s Defined Benefit Plans as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Nineteen).

	Total	Level 1	Level 2	Level 3
2018
Cash and cash equivalents	$12,041	$12,041	$—	$—
Total	$12,041	$12,041	$—	$—

2017
Cash and cash equivalents	$1,202	$1,202	$—	$—
Mutual funds/Investment funds	5,421	5,206	215	—
Common stocks	5,575	3,763	1,812	—
Mortgage-backed securities	301	—	301	—
U.S. Treasuries	1,277	—	1,277	—
Corporate bonds	1,223	—	1,223	—
Alternative investments**	1,361	759	—	—
Total	$16,360	$10,930	$4,828	$—
** Includes an investment of $602 at December 31, 2017 that has not been categorized in the fair value hierarchy, as permitted by ASU No. 2015-07.

Horizon Defined Benefit Plan (Investment Strategy)

During the fourth quarter of 2018, the Company changed the administrator of The Horizon Defined Benefit Plan to its trust department. The Company's pension committee is in the process of revising the plan's investment strategy and it anticipates adopting a similar investment strategy, with a target allocation of 75% equity securities and 25% fixed income securities. Pending the adoption of the revised investment strategy, the plan assets are being held in a low-risk, cash and cash equivalent investment.

Previously, the overall investment return goal was to achieve a return greater than a blended mix of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plan assets, by 0.5% annualized after fees over a rolling five years moving average basis. In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed more than 15% of the cost and/or market value of the total retirement plan assets, and no more than 25% of the total retirement plan assets are to be invested in any one industry (other than securities of the U.S. government or agencies thereof). At December 31, 2017, the plan assets were invested in equity securities (48%), fixed income securities (25%), cash and cash equivalents (15%), and alternative investments (12%). Prior to the asset transfer in 2018, plan assets were invested in equity securities (44%), fixed income securities (21%), cash and cash equivalents (26%), and alternative investments (9%), which were in the allowable allocation range under the previous policy. The pension committee anticipates adopting a similar strategy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2018 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2018, 2017 and 2016.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	93.01%
Funded status for plan inherited with Poage acquisition	98.11%

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2018. The liability was $2.1 million and $2.0 million at December 31, 2018 and 2017, respectively.

Other Post-Retirement Benefit Plans

Certain entities previously acquired by the Company had entered into individual deferred compensation and supplemental retirement agreements with certain current and former directors and officers. The Company has assumed the liabilities associated with these agreements, the cost of which is being accrued over the period of active service from the date of the respective agreement. To assist in funding these liabilities, the acquired entities had insured the lives of certain current and former directors and officers. The Company is the current owner and beneficiary of those insurance policies. The following table presents a summary of the Company's other post-retirement benefit plans (in thousands).

	For the year ended December 31
	2018	2017	2016
Cost of other post-retirement benefits	$280	$278	$315

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	6,923	5,695
Cash surrender value of insurance policies (included in Other Assets)	6,807	6,954

NOTE SIXTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with third-party lending arrangements.

		Principal	Principal
	December 31, 2017	Additions	Reductions	December 31, 2018
Related Party Loans	$12,405	$11,850	$(2,223)	$22,032
Unfunded commitments	$17,757			$16,109

NOTE SEVENTEEN – COMMITMENTS AND CONTINGENCIES

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2018	December 31, 2017

Commitments to extend credit:
Home equity lines	$207,509	$194,477
Commercial real estate	68,649	66,901
Other commitments	201,687	184,895
Standby letters of credit	7,183	7,151
Commercial letters of credit	811	831

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

The Company owns 86,605 shares of Class B common stock of Visa, Inc. ("Visa") which are convertible into Class A common stock at a conversion ratio of 1.6298 per Class B share. As of December 31, 2018, the value of the Class A shares was $131.94 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $18.6 million which has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted. Visa Member Banks (as defined in Visa's organizational documents) are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

NOTE EIGHTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2018, no such shares were outstanding, nor were any expected to be issued.

NOTE NINETEEN – REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and cash for City Holding (the “Parent Company”) is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2018, City National could pay dividends up to $88.8 million without prior regulatory permission.

During 2018, the Parent Company used cash obtained from the dividends received primarily to: (1) acquire Farmers Deposit, (2) pay common dividends to shareholders, (3) repay the Company's Junior Subordinated Deferrable Interest Debentures, (4) remit interest payments on those debentures prior to payoff and (5) fund repurchases of the Company's common shares. As of December 31, 2018, the Parent Company reported a cash balance of approximately $20.6 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2019.

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

On January 1, 2019, the Basel III Capital Rules will require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer that will become fully phased in on that date, effectively resulting in new minimum capital ratios (which are shown in the table below). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (in thousands):

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier 1 Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier 1 Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

December 31, 2017:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$430,154	15.1%	$163,441	5.75%	$198,972	7.0%	$184,760	6.5%
City National Bank	338,105	12.0%	162,164	5.75%	197,418	7.0%	183,316	6.5%
Tier 1 Capital
City Holding Company	446,154	15.7%	206,078	7.25%	241,609	8.5%	227,397	8.0%
City National Bank	338,105	12.0%	204,468	7.25%	239,721	8.5%	225,620	8.0%
Total Capital
City Holding Company	465,292	16.4%	262,927	9.25%	298,458	10.5%	284,246	10.0%
City National Bank	357,243	12.7%	260,873	9.25%	296,126	10.5%	282,025	10.0%
Tier 1 Leverage Ratio
City Holding Company	446,154	11.0%	161,834	4.00%	161,834	4.0%	202,293	5.0%
City National Bank	338,105	8.5%	159,625	4.00%	159,625	4.0%	199,531	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.
As of December 31, 2018, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.” City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2018, management believes that City Holding and City National meet all capital adequacy requirements.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") went into effect. The Regulatory Relief Act provides for a simplification of the minimum capital level requirements applicable to the Company. The federal bank regulatory agencies have not yet issued final rules regarding this change, but it is expected that a to–be–developed community bank leverage ratio will replace the Basel III Capital Rules applicable to the Company. There can be no assurances, however, as to the substance of the final rule or its effect on the Company

NOTE TWENTY –FAIR VALUE MEASUREMENTS

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

The Company utilizes a third party pricing service provider to value its Level 1 and Level 2 investment securities.  Annually, the Company obtains an independent auditor’s report from its third party pricing service provider regarding its controls over investment securities.  Although no control deficiencies were noted, the report did contain caveats and disclaimers regarding the pricing information, such as the Company should review fair values for reasonableness.  On a quarterly basis, the Company reprices its debt securities with a third party that is independent of the primary pricing service provider to verify the reasonableness of the fair values.

The Company has determined that its pooled trust preferred securities are priced using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC.  The Company has determined that there are few observable transactions and market quotations available for pooled trust preferred securities and they are not reliable for purposes of determining fair value of trust preferred securities held at December 31, 2018.  Due to these circumstances, the Company has elected to utilize an income valuation approach produced by a third party pricing source.  This third party model utilizes deferral and default probabilities for the underlying issuers, estimated prepayment rates and assumes no future recoveries of any defaults or deferrals.  The Company then compares the values provided by the third party model with other external sources.  At such time as there are observable transactions or quoted prices that are associated with an orderly and active market for pooled trust preferred securities, the Company will incorporate such market values in its estimate of fair values for these securities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  These quotes utilize the overnight indexed swap ("OIS") curve as a basis for discounting cash flows. The OIS curve is based on the Federal Funds rate. The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the year ended December 31, 2018.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,733	$—	$5,733	$—
Obligations of states and political subdivisions	128,070	—	128,070	—
Mortgage-backed securities:
U.S. Government agencies	550,758	—	550,758	—
Private label	12,043	—	12,043	—
Trust preferred securities	4,799	—	4,538	261
Corporate securities	16,658	—	16,658	—
Marketable equity securities	10,313	5,907	4,406	—
Certificates of Deposit held for investment	3,735	—	3,735	—
Investment funds	1,458	1,458	—	—
Derivative assets	17,100	—	17,100	—

Financial Liabilities
Derivative liabilities	16,905	—	16,905	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,078	$—	$—	$10,078	$(428)
Non-Financial Assets
Other real estate owned	4,608	—	—	4,608	(838)
Other assets	600	—	—	600	(492)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2017
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2	$—	$2	$—
Obligations of states and political subdivisions	96,196	—	96,196	—
Mortgage-backed securities:
U.S. Government agencies	419,347	—	419,347	—
Private label	652	—	652	—
Trust preferred securities	4,736	—	4,475	261
Corporate securities	22,268	—	22,268	—
Marketable equity securities	5,699	5,699	—	—
Investment funds	1,489	1,489	—	—
Derivative assets	14,502	—	14,502	—

Financial Liabilities
Derivative liabilities	14,390	—	14,390	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,020	$—	$—	$9,020	$(647)
Non-Financial Assets
Other real estate owned	3,585	—	—	3,585	(374)
Other assets	—	—	—	—	(170)

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

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During December 31, 2018 and 2017, collateral discounts ranged from 20% to 30%. During December 31, 2018 and 2017, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	2018	2017

Beginning balance	$9,020	$6,916

Loans classified as impaired during the period	2,330	3,098
Specific valuation allowance allocations	—	(94)
	2,330	3,004

(Additional) reduction in specific valuation allowance allocations	(218)	(19)
Paydowns, payoffs, other activity	(1,054)	(881)
Ending balance	$10,078	$9,020

Non-Financial Assets and Liabilities

The Company has no non-financial assets or liabilities measured at fair value on a recurring basis.  Certain non-financial assets measured at fair value on a non-recurring basis include other real estate owned (“OREO”), which is measured at the lower of cost or fair value. The table below presents OREO that was remeasured and reported at fair value based on significant unobservable inputs (Level 3) (in thousands):

	2018	2017

Beginning Balance	$3,585	$4,588
OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	6,146	3,066
Charge-offs recognized in the allowance for loan losses	(1,951)	(1,117)
Fair value	4,195	1,949
OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	3,646	1,464
Fair value	2,808	1,090
Write-downs included in other non-interest expense	(838)	(374)

Disposals	(2,334)	(2,578)
Ending Balance	$4,608	$3,585

During the year ended December 31, 2018, the Company recognized a $0.5 million loss on branches that were moved to held for sale. During the year ended December 31, 2017, the Company recognized a $0.2 million gain on the sale of a facility that formerly housed certain bank operations. During the year ended December 31, 2016, the Company recognized a $0.4 million impairment on this facility. Based on the Company's annual assessment for impairment in the recorded value of goodwill and indefinite lived intangible assets, no impairment was recorded during the years ended December 31, 2018 and 2017.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$122,991	$122,991	$122,991	$—	$—
Securities available-for-sale	723,254	723,254	1,458	721,535	261
Securities held-to-maturity	60,827	60,706	—	60,706	—
Other securities	28,810	28,810	5,907	22,903	—
Net loans	3,571,642	3,516,557	—	—	3,516,557
Accrued interest receivable	12,424	12,424	12,424	—	—
Derivative assets	17,100	17,100	—	17,100	—

Liabilities:
Deposits	3,975,559	3,985,534	2,622,905	1,362,629	—
Short-term debt	261,911	261,911	—	261,911	—
Long-term debt	4,053	4,115	—	4,115	—
Derivative liabilities	16,906	16,906	—	16,906	—

December 31, 2017
Assets:
Cash and cash equivalents	$82,508	$82,508	$82,508	$—	$—
Securities available-for-sale	550,389	550,389	7,188	542,940	261
Securities held-to-maturity	64,449	65,646	—	65,646	—
Other securities	14,147	14,147	—	14,147	—
Net loans	3,108,574	3,090,471	—	—	3,090,471
Accrued interest receivable	9,223	9,223	9,223	—	—
Derivative assets	14,502	14,502	—	14,502	—

Liabilities:
Deposits	3,315,634	3,309,910	2,232,159	1,077,751	—
Short-term debt	252,219	252,219	—	252,219	—
Long-term debt	16,495	16,444	—	16,444	—
Derivative liabilities	14,390	14,390	—	14,390	—

NOTE TWENTY-ONE – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31
	2018	2017

Assets
Cash	$20,621	$59,031
Securities available-for-sale	5,908	5,699
Investment in subsidiaries	583,673	459,150
Loans	701	—
Fixed assets	5	6
Other assets	3,316	2,989
Total Assets	$614,224	$526,875

Liabilities
Junior subordinated debentures	$4,053	$16,495
Dividends payable	8,774	7,184
Deferred tax liability	366	436
Other liabilities	267	253
Total Liabilities	13,460	24,368

Total Shareholders’ Equity	600,764	502,507
Total Liabilities and Shareholders’ Equity	$614,224	$526,875

In 2018, the Parent Company repaid its junior subordinated debentures that were owed to City Holding Capital Trust III. In connection with the acquisition of Poage, the Parent Company assumed Poage's junior subordinated debentures that are owed to Town Square Statutory Trust I.

On December 19, 2016, the Company announced that it had filed a prospectus supplement to its existing shelf registration statement on Form S-3 for the sale of its common stock having an aggregate value of up to $55 million through an “at-the-market” equity offering program. Through the year ended December 31, 2018, the Company has sold approximately 548,000 common shares at a weighted average price of $64.82, net of broker fees. The Company has sold no shares since the first quarter of 2017. To date the Company has received $36.4 million in gross proceeds. Under the program, the Company has the ability to receive an additional $18.6 million in gross proceeds from the sale of common shares.

Condensed Statements of Comprehensive Income

The following table presents the condensed statements of comprehensive income of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2018	2017	2016

Income
Dividends from subsidiaries	$50,000	$30,000	$8,600
Realized investment securities gains	—	200	—
Unrealized gains recognized on securities still held	208	—	—
Other income	130	115	320
	50,338	30,315	8,920
Expenses
Interest expense	880	765	683
Merger related expenses	1,899	—	—
Other expenses	1,842	1,636	1,957
	4,621	2,401	2,640
Income Before Income Tax Benefit and Equity in Undistributed Net Income of Subsidiaries	45,717	27,914	6,280
Income tax benefit	(1,114)	(1,197)	(1,096)
Income Before Equity in Undistributed Net Income of Subsidiaries	46,831	29,111	7,376
Equity in undistributed net income of subsidiaries	23,171	25,199	44,752
Net Income	$70,002	$54,310	$52,128

Total Comprehensive Income	$63,821	$56,677	$48,948

Condensed Statements of Cash Flows

The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2018	2017	2016
Operating Activities
Net income	$70,002	$54,310	$52,128
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities losses (gains)	(208)	(200)	—
(Benefit) provision for deferred income taxes	(88)	1,347	(241)
Depreciation, amortization and accretion, net	1	1	(4)
Stock based compensation	2,151	2,097	2,018
Asset write down	193	—	444
Change in other assets	2,668	(405)	260
Change in other liabilities	(1,816)	(1,660)	(2,288)
Equity in undistributed net income	(23,171)	(25,199)	(44,752)
Net Cash Provided by Operating Activities	49,732	30,291	7,565

Investing Activities
Proceeds from sales of available for sale securities	—	200	—
Acquisition of Farmers Deposit Bancorp, Inc., net of cash acquired of $946	(23,954)	—	—
Acquisition of Poage Bankshares, Inc., net of cash acquired of $518	502	—	—
Net Cash (Used in) Provided by Investing Activities	(23,452)	200	—

Financing Activities
Repayment of long-term debt	(16,495)	—	—
Proceeds from sale of capital securities	495	—	—
Dividends paid	(29,583)	(27,120)	(25,718)
Issuance of common stock	—	28,408	6,864
Purchases of treasury stock	(20,271)	—	(10,018)
Exercise of stock options	1,164	732	1,155
Net Cash (Used in) Provided by Financing Activities	(64,690)	2,020	(27,717)
(Decrease) Increase in Cash and Cash Equivalents	(38,410)	32,511	(20,152)
Cash and cash equivalents at beginning of year	59,031	26,520	46,672
Cash and Cash Equivalents at End of Year	$20,621	$59,031	$26,520

NOTE TWENTY-TWO – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information (unaudited) is presented below (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2018
Interest income	$37,644	$39,180	$42,729	$44,348
Taxable equivalent adjustment	187	187	187	194
Interest income (FTE)	37,831	39,367	42,916	44,542
Interest expense	4,997	5,607	7,171	7,917
Net interest income	32,834	33,760	35,745	36,625
(Recovery of) provision for loan losses	181	(2,064)	(27)	(400)
Unrealized gains (losses) recognized on securities still held	280	492	384	(1,246)
Non-interest income	14,212	15,119	15,369	15,952
Non-interest expense	24,937	24,911	25,040	38,178
Income before income tax expense	22,208	26,524	26,485	13,553
Income tax expense	4,405	5,358	5,606	2,646
Taxable equivalent adjustment	(187)	(187)	(187)	(194)
Net income available to common shareholders	$17,616	$20,979	$20,692	$10,713

Net earnings allocated to common shareholders	$17,421	$20,768	$20,491	$10,623

Basic earnings per common share	$1.13	$1.36	$1.34	$0.68
Diluted earnings per common share	1.13	1.35	1.33	0.68
Average common shares outstanding:
Basic	15,414	15,326	15,340	15,603
Diluted	15,436	15,345	15,358	15,618

2017
Interest income	$34,214	$35,298	$36,366	$37,053
Taxable equivalent adjustment	357	370	358	371
Interest income (FTE)	34,571	35,668	36,724	37,424
Interest expense	3,767	4,036	4,340	4,664
Net interest income	30,804	31,632	32,384	32,760
Provision for loan losses	681	510	1,393	422
Investment securities gains	4,276	—	—	200
Non-interest income	14,231	14,921	14,611	15,367
Non-interest expense	24,600	24,176	24,309	22,893
Income before income tax expense	24,030	21,867	21,293	25,012
Income tax expense	7,647	6,812	7,003	14,972
Taxable equivalent adjustment	(357)	(370)	(358)	(371)
Net income available to common shareholders	$16,026	$14,685	$13,932	$9,669

Net earnings allocated to common shareholders	$15,849	$14,531	$13,778	$9,560

Basic earnings per common share	$1.04	$0.94	$0.89	$0.62

Diluted earnings per common share	1.04	0.94	0.89	0.62
Average common shares outstanding:
Basic	15,252	15,462	15,485	15,472
Diluted	15,277	15,487	15,505	15,497

NOTE TWENTY-THREE – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016

Net income available to common shareholders	$70,002	$54,310	$52,128
Less: earnings allocated to participating securities	(654)	(591)	(623)
Net earnings allocated to common shareholders	$69,348	$53,719	$51,505

Distributed earnings allocated to common shares outstanding	$32,483	$27,497	$25,710
Undistributed earnings allocated to common shares outstanding	36,865	26,222	25,795
Net earnings allocated to common shareholders	$69,348	$53,719	$51,505

Average shares outstanding, basic	15,421	15,412	14,900
Effect of dilutive securities	18	24	13
Average shares outstanding, diluted	15,439	15,436	14,913

Basic earnings per share	$4.50	$3.49	$3.46
Diluted earnings per share	$4.49	$3.48	$3.45

Antidilutive options	—	3	2

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive.

NOTE TWENTY-FOUR – ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 23%.

	Accumulated Other Comprehensive Loss
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2016	$(4,660)	$(2,352)	$(7,012)

Other comprehensive income before reclassifications	528	4,658	5,186
Amounts reclassified from other comprehensive loss	—	(2,819)	(2,819)
	528	1,839	2,367

Adoption of ASU No. 2018-02	(901)	(98)	(999)

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	(963)	(5,343)	(6,306)
Amounts reclassified from other comprehensive loss	125	—	125
	(838)	(5,343)	(6,181)

Adoption of ASU No. 2016-01	—	(2,657)	(2,657)

Balance at December 31, 2018	$(5,871)	$(8,611)	$(14,482)

	Amount reclassified from Other Comprehensive Loss			Affected line item
	December 31,			in the Statements
	2018	2017	2016	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$(4,476)	$(3,513)	Gains on sale of investment securities
Related income tax expense	—	1,657	1,297	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$(2,819)	$(2,216)

Defined benefit pension plans:
Gain on termination of defined benefit plan	$163	$—	$—	Other expense
Related income tax expense	(38)	—	—	Income tax expense
Net effect on accumulated other comprehensive loss	$125	$—	$—

NOTE TWENTY-FIVE – CONTRACTS WITH CUSTOMERS

The Company's largest source of revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), and non-interest income. The Company's significant sources of non-interest income are: service charges, bankcard revenue, trust and investment management fee income and bank owned life insurance (which is also excluded from ASC 606).

The following table shows the Company's total non-interest income segregated between those within the scope of ASC 606 and those within the scope of other GAAP topics (in thousands):

Non-interest income
Non-interest income from contracts with customers	$57,453
Non-interest income within the scope of other GAAP topics	3,111
Total non-interest income	$60,564

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition
Major revenue streams
Service charges	At a point in time and over time	$29,704
Bankcard revenue	At a point in time	18,369
Trust and investment management fee income	Over time	6,529
Other income	At a point in time and over time	2,851
Net revenue from contracts with customers		57,453
Non-interest income within the scope of other GAAP topics		3,111
Total non-interest income		$60,564

NOTE TWENTY-SIX – SUBSEQUENT EVENT

On January 30, 2019, the Company announced that it had signed a definitive agreement to sell its Virginia Beach, Virginia branch to Select Bank & Trust Company. The terms of the agreement provide for Select Bank & Trust Company to assume the majority of deposits and to acquire the equipment and other selected assets associated with the branch, while the Company retains the loans. The transaction is subject to state and federal bank regulatory approvals and other customary closing conditions and is expected to close during the second quarter of 2019.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

(a)	Management’s annual report on internal control over financial reporting appears on page 54 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2018.

(b)	The attestation report of the Company's independent registered public accounting firm appears on page 55 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2018.

(c)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2018, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2019 Proxy Statement that will be filed within 120 days of December 31, 2018 and is hereby incorporated by reference.

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

Item 11.Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and "PAY RATIO DISCLOSURE" in the Company's 2019 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2019 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2019 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2019 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the “Exhibit Index” on pages 118-119 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

2(c)
Agreement and Plan of Merger, dated July 11, 2018, Farmers Deposit Bancorp, Inc., Farmers Deposit Bank and City Holding Company (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated July 11, 2018, and filed with the Securities and Exchange Commission on July 12, 2018).

2(d)
Agreement and Plan of Merger, dated July 11, 2018, by and between Poage Bankshares, Inc. and City Holding Company (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated July 11, 2018, and filed with the Securities and Exchange Commission on July 12, 2018).

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

10(c)
City Holding Company’s 2013 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 22, 2013 with the Securities and Exchange Commission).

10(d)
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

10(g)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(h)
Amendment to Employment Agreement, dated December 19, 2011, by and among City Holding Company, City National Bank of West Virginia and Charles R. Hageboeck (attached to and incorporated by reference from City Holding Company’s Form 8-K filed on December 21, 2011, with the Securities and Exchange Commission).

10(i)
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

10(k)	Indenture, dated as of December 22, 2006, between Town Square Financial Corporation and Wilmington Trust Company, as Trustee.
10(l)	Second Supplemental Indenture, dated as of December 7, 2018, by and between City Holding Company, Poage Bankshares, Inc. and Wilmington Trust Company, as Trustee.
21	Subsidiaries of City Holding Company
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

Date:	March 11, 2019		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2019. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ Charles R. Hageboeck, Ph.D.
C. Dallas Kayser	Charles R. Hageboeck, Ph.D.
Chairman	Director, President, and Chief Executive Officer

/s/ John R. Elliot	/s/ Thomas L. Burnette
John R Elliot	Thomas L. Burnette
Director	Director

/s/ Charles W. Fairchilds	/s/ Tracy W. Hylton, II
Charles W. Fairchilds	Tracy W. Hylton, II
Director	Director

/s/ William H. File, III	/s/ J. Thomas Jones
William H. File, III	J. Thomas Jones
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Jay C. Goldman	/s/ Sharon H. Rowe
Jay C. Goldman	Sharon H. Rowe
Director	Director

/s/ Diane Strong-Treister
Diane Strong-Treister
Director