Form 10-Q
period 2019-03-31
CITY HOLDING CO
filed 2019-05-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2019
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
Common stock, $2.50 Par Value – 16,481,213 shares as of May 2, 2019.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for loan losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; (14) the expected cost savings and any revenue synergies from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may not be fully realized within the expected time frames; (15) the disruption from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may make it more difficult to maintain relationships with clients, associates, or suppliers; and (16) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$50,522	$55,016
Interest-bearing deposits in depository institutions	93,328	67,975
Cash and Cash Equivalents	143,850	122,991

Investment securities available for sale, at fair value	755,081	723,254
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2019 and December 31, 2018 - $56,085 and $60,706, respectively)	55,326	60,827
Other securities	26,182	28,810
Total Investment Securities	836,589	812,891

Gross loans	3,559,322	3,587,608
Allowance for loan losses	(14,646)	(15,966)
Net Loans	3,544,676	3,571,642

Bank owned life insurance	114,256	113,544
Premises and equipment, net	78,747	78,383
Accrued interest receivable	13,657	12,424
Net deferred tax asset	12,734	17,338
Goodwill and other intangible assets, net	121,790	122,848
Other assets	51,309	46,951
Total Assets	$4,917,608	$4,899,012

Liabilities
Deposits:
Noninterest-bearing	$793,633	$789,119
Interest-bearing:
Demand deposits	879,279	899,568
Savings deposits	988,182	934,218
Time deposits	1,381,913	1,352,654
Total Deposits	4,043,007	3,975,559

Short-term borrowings:
Federal funds purchased	—	40,000
Customer repurchase agreements	194,683	221,911
Long-term debt	4,053	4,053
Other liabilities	56,624	56,725
Total Liabilities	4,298,367	4,298,248
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2019 and December 31, 2018, less 2,563,553 and 2,492,403 shares in treasury, respectively	47,619	47,619
Capital surplus	170,215	169,555
Retained earnings	498,847	485,967
Cost of common stock in treasury	(91,589)	(87,895)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	20	(8,611)
Underfunded pension liability	(5,871)	(5,871)
Total Accumulated Other Comprehensive Income (Loss)	(5,851)	(14,482)
Total Shareholders’ Equity	619,241	600,764
Total Liabilities and Shareholders’ Equity	$4,917,608	$4,899,012
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2019	2018

Interest and fees on loans	$42,279	$32,918
Interest and dividends on investment securities:
Taxable	5,689	3,981
Tax-exempt	779	703
Interest on deposits in depository institutions	186	42
Total Interest Income	48,933	37,644

Interest Expense
Interest on deposits	7,767	4,326
Interest on short-term borrowings	1,052	460
Interest on long-term debt	48	211
Total Interest Expense	8,867	4,997
Net Interest Income	40,066	32,647
(Recovery of) provision for loan losses	(849)	181
Net Interest Income After (Recovery of) Provision for Loan Losses	40,915	32,466

Non-Interest Income
Gains on sale of investment securities, net	88	—
Unrealized gains recognized on securities still held	75	280
Service charges	7,321	6,862
Bankcard revenue	4,969	4,334
Trust and investment management fee income	1,642	1,568
Bank owned life insurance	1,016	821
Other income	814	627
Total Non-Interest Income	15,925	14,492

Non-Interest Expense
Salaries and employee benefits	15,243	13,241
Occupancy related expense	2,732	2,404
Equipment and software related expense	2,191	1,831
FDIC insurance expense	291	315
Advertising	869	787
Bankcard expenses	1,182	1,076
Postage, delivery, and statement mailings	624	578
Office supplies	386	313
Legal and professional fees	521	450
Telecommunications	726	500
Repossessed asset losses, net of expenses	216	370
Merger related costs	250	—
Other expenses	4,180	3,072
Total Non-Interest Expense	29,411	24,937
Income Before Income Taxes	27,429	22,021
Income tax expense	5,810	4,405
Net Income Available to Common Shareholders	$21,619	$17,616

Total Comprehensive Income	$30,250	$9,398

Average shares outstanding, basic	16,411	15,414
Effect of dilutive securities	18	22
Average shares outstanding, diluted	16,429	15,436

Basic earnings per common share	$1.31	$1.13
Diluted earnings per common share	$1.30	$1.13
Dividends declared per common share	$0.53	$0.46

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income available to common shareholders	$21,619	$17,616

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	11,362	(10,712)
Reclassification adjustment for gains	(88)	—
Other comprehensive income (loss) before income taxes	11,274	(10,712)
Tax effect	(2,643)	2,494
Other comprehensive income (loss), net of tax	8,631	(8,218)

Comprehensive Income, Net of Tax	$30,250	$9,398

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2019 and 2018
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	17,616	—	—	17,616
Other comprehensive income (loss)	—	—	—	—	(8,218)	(8,218)
Adoption of ASU No. 2016-01	—	—	2,657	—	(2,657)	—
Cash dividends declared ($0.46 per share)	—	—	(7,104)	—	—	(7,104)
Stock-based compensation expense	—	793	—	—	—	793
Restricted awards granted	—	(1,135)	—	1,135	—	—
Exercise of 7,388 stock options	—	(71)	—	351	—	280
Purchase of 204,327 treasury shares	—	—	—	(13,997)	—	(13,997)
Balance at March 31, 2018	$47,619	$140,547	$457,650	$(137,420)	$(16,519)	$491,877

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	21,619	—	—	21,619
Other comprehensive income (loss)	—	—	—	—	8,631	8,631
Cash dividends declared ($0.53 per share)	—	—	(8,739)	—	—	(8,739)
Stock-based compensation expense	—	803	—	—	—	803
Restricted awards granted	—	(224)	—	224	—	—
Exercise of 5,638 stock options	—	81	—	171	—	252
Purchase of 54,740 treasury shares	—	—	—	(4,089)	—	(4,089)
Balance at March 31, 2019	$47,619	$170,215	$498,847	$(91,589)	$(5,851)	$619,241

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2019	2018
Net income	$21,619	$17,616
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization	455	410
(Recovery of) provision for loan losses	(849)	181
Depreciation of premises and equipment	1,209	1,270
Deferred income tax expense	1,922	287
Net periodic employee benefit cost	193	111
Unrealized and realized investment securities gains, net	(163)	(280)
Stock-compensation expense	803	793
Excess tax benefit from stock-compensation expense	(77)	(155)
Proceeds from life insurance	304	210
Increase in value of bank-owned life insurance	(1,016)	(612)
Loans originated for sale	(4,325)	(2,606)
Proceeds from the sale of loans originated for sale	5,939	2,874
Gain on sale of loans	(165)	(79)
Change in accrued interest receivable	(1,233)	(305)
Change in other assets	(4,193)	(11,128)
Change in other liabilities	(57)	3,504
Net Cash Provided by Operating Activities	20,366	12,091

Net decrease (increase) in loans	26,920	(10,827)
Securities available-for-sale
Purchases	(61,432)	(30,330)
Proceeds from sales	25,062	—
Proceeds from maturities and calls	15,432	13,553
Securities held-to-maturity
Proceeds from maturities and calls	5,484	2,142
Other investments
Purchases	(9,006)	(5,391)
Proceeds from sales	11,715	7,957
Purchases of premises and equipment	(1,576)	(1,561)
Disposals of premises and equipment	30	55
Net Cash Provided by (Used in) Investing Activities	12,629	(24,402)

Net increase in non-interest-bearing deposits	4,514	36,570
Net increase in interest-bearing deposits	63,190	94,758
Net decrease in short-term borrowings	(67,228)	(56,844)
Purchases of treasury stock	(4,089)	(13,997)
Proceeds from exercise of stock options	252	280
Dividends paid	(8,775)	(7,186)
Net Cash (Used in) Provided by Financing Activities	(12,136)	53,581
Increase in Cash and Cash Equivalents	20,859	41,270
Cash and cash equivalents at beginning of period	122,991	82,508
Cash and Cash Equivalents at End of Period	$143,850	$123,778

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 97 banking offices in West Virginia (58), Kentucky (21), Virginia (14) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On January 30, 2019, the Company announced that it had signed a definitive agreement to sell its Virginia Beach, Virginia branch. The terms of the agreement provide for the acquirer to assume the majority of deposits and to acquire the equipment and other select assets associated with the branch, while the Company retains the loans. The transaction is subject to state and federal bank regulatory approvals and other customary closing conditions and is expected to close during the second quarter of 2019.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding Company and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2019. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements included in the Company’s 2018 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2018 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B – Recent Accounting Pronouncements

Recently Adopted:

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize right-to-use ("ROU") assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01 "Land Easement Practical Expedient for Transition to Topic 842," ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ASU No. 2018-11 "Targeted Improvements," ASU No. 2018-20 "Narrow-Scope Improvements for Lessors," and ASU No. 2019-01 "Codification Improvements." The Company adopted the new standard on January 1, 2019 and has chosen to use that date as the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected the "package of practical expedients," which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. As part of the adoption of this standard, the Company recognized lease liabilities, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The adoption of this standard did not have a material impact on the Company's financial statements. Operating lease expense is recognized on a straight-line basis over the lease term.

Others

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this update shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. This ASU became effective for the Company on January 1, 2019. The adoption of ASU No. 2017-08 did not have a material impact on the Company's financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU became effective for the Company on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's financial statements. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2017-12. This ASU will become effective for the Company on January 1, 2020. The adoption of ASU No. 2019-04 is not expected to have a material impact on the Company's financial statements.

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019. The adoption of ASU No. 2017-12 did not have a material impact on the Company's financial statements.

Pending Adoption:

CECL

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This amendment clarifies the scope of the guidance in ASU No. 2016-13. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2016-13. These ASUs will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently working through its implementation plan, including implementing a third-party vendor solution program. The adoption of these ASUs could result in a material increase to the allowance for loan losses. While we are currently unable to reasonably estimate the impact of adopting these ASUs, management expects that the impact of adoption will be significantly influenced by the loan portfolio's composition and quality, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." This amendment removes, modifies, and clarifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU will become effective for the Company on January 1, 2020. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." This amendment removes, modifies, and clarifies certain disclosure requirements for defined benefit plans and other post-employment benefit plans. This ASU will become effective for the Company on January 1, 2021. The adoption of ASU No. 2018-14 is not expected to have a material impact on the Company's financial statements.

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

Note C –Acquisitions and Preliminary Purchase Price Allocation

On December 7, 2018, the Company acquired 100% of the outstanding common stock of Poage Bankshares, Inc., the parent company of Town Square Bank (collectively, "Poage"). The acquisition of Poage was structured as a stock transaction in which the Company issued approximately 1.1 million shares, valued at approximately $82.6 million, or $24.22 per share of Poage common stock.

On December 7, 2018, the Company also acquired 100% of the outstanding common stock of Farmers Deposit Bancorp, Inc., the parent company of Farmers Deposit Bank (collectively, "Farmers Deposit"). The acquisition of Farmers Deposit was structured as a cash transaction valued at $24.9 million, or $1,174.14 per share of Farmers Deposit common stock.

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

	Farmers
	Deposit	Poage	Total
Consideration	$24,900	$83,936	$108,836

Identifiable assets:
Cash and cash equivalents	4,173	34,325	38,498
Investment securities	46,235	72,321	118,556
Loans	58,516	304,359	362,875
Bank owned life insurance	—	7,439	7,439
Premises and equipment	768	4,547	5,315
Deferred tax assets, net	(188)	2,379	2,191
Other assets	2,302	8,799	11,101
Total identifiable assets	111,806	434,169	545,975

Identifiable liabilities:
Deposits	92,241	379,285	471,526
Short-term borrowings	2,025	—	2,025
Long-term debt	—	4,053	4,053
Other liabilities	651	3,054	3,705
Total identifiable liabilities	94,917	386,392	481,309

Net identifiable assets	16,889	47,777	64,666
Goodwill	4,677	28,105	32,782
Core deposit intangible	3,334	8,054	11,388
	$24,900	$83,936	$108,836

Acquired Loans
The following table presents information regarding the purchased credit-impaired and noncredit-impaired loans acquired in conjunction with both acquisitions (in thousands):

	At	As of
Acquired Credit-Impaired	Acquisition	March 31, 2019
Contractually required principal and interest	$25,315	$20,528
Contractual cash flows not expected to be collected (non-accretable difference)	(13,593)	(10,115)
Expected cash flows	11,722	10,413
Interest component of expected cash flows (accretable difference)	(2,375)	(2,349)
Carrying value of purchased credit-impaired loans acquired	$9,347	$8,064

Acquired Noncredit-Impaired
Outstanding balance	$354,374	$344,780
Less: fair value adjustment	(846)	(653)
Carrying value of acquired noncredit-impaired loans	$353,528	$344,127

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
Core Deposit Intangible
The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with the acquisitions, the Company recorded a core deposit intangible asset of $3.3 million and $8.1 million for Farmers Deposit and Poage, respectively. Each of the core deposit intangible assets represent the value that the acquiree had with their deposit customers. The fair value was estimated based on a discounted cash flow methodology that considered the type of deposit, deposit retention and the cost of the deposit base. The core deposit intangibles are being amortized over 10 years.
Goodwill
Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Among the items that are still preliminary at March 31, 2019, is the finalization of the final tax returns for both entities, which management anticipates completing during 2019. Given the form of the respective transactions, the $4.7 million goodwill preliminarily recorded in conjunction with the Farmers Deposit acquisition is expected to be deductible for tax purposes, while the $28.1 million goodwill preliminarily recorded in conjunction with the Poage acquisition is not expected to be deductible for tax purposes. The following table summarizes adjustments to goodwill subsequent to December 31, 2018 (in thousands):

Goodwill

Balance at December 31, 2018	$109,567
Adjustment to goodwill acquired in conjunction with the acquisition of Poage	(529)
Adjustment to goodwill acquired in conjunction with the acquisition of Farmers Deposit	(61)
Balance at March 31, 2019	$108,977

Note D –Investments

The aggregate carrying and approximate market values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$2,277	$23	$—	$2,300	$5,713	$20	$—	$5,733
Obligations of states and
political subdivisions	123,293	2,632	285	125,640	128,089	1,033	1,052	128,070
Mortgage-backed securities:
U.S. government agencies	590,773	4,871	6,946	588,698	561,799	1,950	12,991	550,758
Private label	11,787	328	—	12,115	11,948	95	—	12,043
Trust preferred securities	4,776	31	569	4,238	4,774	25	—	4,799
Corporate securities	16,787	93	1	16,879	16,795	30	167	16,658
Total Debt Securities	749,693	7,978	7,801	749,870	729,118	3,153	14,210	718,061
Certificates of deposit held for investment	3,735	—	—	3,735	3,735	—	—	3,735
Investment funds	1,526	—	50	1,476	1,525	—	67	1,458
Total Securities
Available-for-Sale	$754,954	$7,978	$7,851	$755,081	$734,378	$3,153	$14,277	$723,254

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$55,326	$858	$99	$56,085	$56,827	$173	$294	$56,706
Trust preferred securities	—	—	—	—	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$55,326	$858	$99	$56,085	$60,827	$173	$294	$60,706

The Company's other investment securities include marketable and non-marketable equity securities. At March 31, 2019 and December 31, 2018, the Company held $10.4 million and $10.3 million, respectively, in marketable equity securities. Marketable equity securities consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2019 and December 31, 2018, the Company held $15.8 million and $18.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae (GNMA"). At March 31, 2019 and December 31, 2018 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity. The Company's certificates of deposit consist of domestically issued certificates of deposits in denominations of less than the FDIC insurance limit of $250,000.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2019 and December 31, 2018.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$832	$3	$20,922	$282	$21,754	$285
Mortgage-backed securities:
U.S. Government agencies	5,654	2	343,082	6,944	348,736	6,946
Trust preferred securities	3,972	569	—	—	3,972	569
Corporate securities	1,020	1	—	—	1,020	1
Investment funds	1,500	50	—	—	1,500	50
Total available-for-sale	$12,978	$625	$364,004	$7,226	$376,982	$7,851

Securities held-to-maturity:
Mortgage-backed securities:
U.S. Government agencies	$—	$—	$5,896	$99	$5,896	$99
Total held-to-maturity	$—	$—	$5,896	$99	$5,896	$99

	December 31, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$11,837	$272	$22,068	$780	$33,905	$1,052
Mortgage-backed securities:
U.S. Government agencies	84,975	1,593	282,560	11,398	367,535	12,991
Corporate securities	12,995	167	—	—	12,995	167
Investment funds	1,500	67	—	—	1,500	67
Total available-for-sale	$111,307	$2,099	$304,628	$12,178	$415,935	$14,277

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government agencies	$28,274	$126	$5,960	$168	$34,234	$294
Total held-to-maturity	$28,274	$126	$5,960	$168	$34,234	$294

During the three months ended March 31, 2019 and 2018, the Company had no credit-related net investment impairment losses. At March 31, 2019, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on its equity securities that remain in the Company's investment portfolio as of that date was $1.8 million.

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2019, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2019, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$3,238	$3,241
Due after one year through five years	18,566	18,776
Due after five years through ten years	156,128	156,585
Due after ten years	571,761	571,268
Total	$749,693	$749,870

Held-to-Maturity Debt Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,929	5,230
Due after ten years	50,397	50,855
Total	$55,326	$56,085

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2019	2018
Gross unrealized gains recognized on securities still held	$143	$283
Gross unrealized losses recognized on securities still held	(68)	(3)
Net unrealized gains (losses) recognized on securities still held	$75	$280

Gross realized gains on securities sold	$89	$—
Gross realized losses on securities sold	(1)	—
Net investment security gains	$88	$—

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $462 million and $510 million at March 31, 2019 and December 31, 2018, respectively.

Note E –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2019	December 31, 2018
Residential real estate	$1,625,647	$1,635,338
Home equity	152,251	153,496
Commercial and industrial	289,327	286,314
Commercial real estate	1,436,190	1,454,942
Consumer	52,483	51,190
DDA overdrafts	3,424	6,328
Gross loans	3,559,322	3,587,608
Allowance for loan losses	(14,646)	(15,966)
Net loans	$3,544,676	$3,571,642

Construction loans included in:
Residential real estate	$22,635	$21,834
Commercial real estate	56,282	37,869

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

The following table summarizes the activity in the allowance for loan losses, by portfolio loan classification, for the three months ended March 31, 2019 and 2018 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of March 31, 2019 and December 31, 2018 (in thousands).

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Three months ended March 31, 2019
Allowance for loan losses
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	—	(45)	(328)	(46)	(185)	(625)	(1,229)
Recoveries	135	32	75	—	97	419	758
(Recovery of) provision	(1,225)	158	(43)	26	237	(2)	(849)
Ending balance	$2,970	$4,640	$3,820	$1,248	$468	$1,500	$14,646

Three months ended March 31, 2018
Allowance for loan losses
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(339)	(157)	(131)	(71)	(99)	(636)	(1,433)
Recoveries	2	223	106	—	46	420	797
(Recovery of) provision	529	(480)	(244)	133	203	40	181
Ending balance	$4,763	$5,769	$4,943	$1,200	$212	$1,494	$18,381

As of March 31, 2019
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$503	$—	$—	$—	$—	$503
Collectively	2,969	4,085	3,820	1,248	461	1,500	14,083
Acquired with deteriorated credit quality	1	52	—	—	7	—	60
Total	$2,970	$4,640	$3,820	$1,248	$468	$1,500	$14,646

Loans
Evaluated for impairment:
Individually	$617	$9,354	$—	$—	$—	$—	$9,971
Collectively	287,172	1,415,938	1,623,550	152,251	52,370	3,424	3,534,705
Acquired with deteriorated credit quality	1,538	10,898	2,097	—	113	—	14,646
Total	$289,327	$1,436,190	$1,625,647	$152,251	$52,483	$3,424	$3,559,322

As of December 31, 2018
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$428	$—	$—	$—	$—	$428
Collectively	4,059	4,015	4,116	1,268	312	1,708	15,478
Acquired with deteriorated credit quality	1	52	—	—	7	—	60
Total	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

Loans
Evaluated for impairment:
Individually	$651	$9,855	$—	$—	$—	$—	$10,506
Collectively	284,018	1,433,674	1,633,241	153,496	51,077	6,328	3,561,834
Acquired with deteriorated credit quality	1,645	11,413	2,097	—	113	—	15,268
Total	$286,314	$1,454,942	$1,635,338	$153,496	$51,190	$6,328	$3,587,608

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

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
March 31, 2019
Pass	$258,096	$1,380,744	$1,638,840
Special mention	25,457	10,242	35,699
Substandard	5,774	45,204	50,978
Doubtful	—	—	—
Total	$289,327	$1,436,190	$1,725,517

December 31, 2018
Pass	$250,856	$1,402,821	$1,653,677
Special mention	27,886	5,696	33,582
Substandard	7,572	46,425	53,997
Doubtful	—	—	—
Total	$286,314	$1,454,942	$1,741,256

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
March 31, 2019
Residential real estate	$1,622,370	$3,277	$1,625,647
Home equity	152,208	43	152,251
Consumer	52,429	54	52,483
DDA overdrafts	3,424	—	3,424
Total	$1,830,431	$3,374	$1,833,805

December 31, 2018
Residential real estate	$1,630,892	$4,446	$1,635,338
Home equity	153,334	162	153,496
Consumer	51,188	2	51,190
DDA overdrafts	6,322	6	6,328
Total	$1,841,736	$4,616	$1,846,352

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

The following table presents an aging analysis of the Company’s accruing and non-accrual loans, by portfolio loan classification (in thousands):

	March 31, 2019
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,614,413	$7,245	$713	$13	$3,263	$1,625,647
Home equity	151,489	551	167	3	41	152,251
Commercial and industrial	287,700	101	—	—	1,526	289,327
Commercial real estate	1,427,494	1,377	—	37	7,282	1,436,190
Consumer	52,218	129	82	53	1	52,483
DDA overdrafts	2,889	533	2	—	—	3,424
Total	$3,536,203	$9,936	$964	$106	$12,113	$3,559,322

	December 31, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,621,073	$8,607	$1,213	$170	$4,275	$1,635,338
Home equity	152,083	1,240	11	24	138	153,496
Commercial and industrial	284,140	397	49	52	1,676	286,314
Commercial real estate	1,445,896	487	94	4	8,461	1,454,942
Consumer	50,894	253	41	1	1	51,190
DDA overdrafts	5,840	467	15	6	—	6,328
Total	$3,559,926	$11,451	$1,423	$257	$14,551	$3,587,608

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$617	$617	$—	$651	$651	$—
Commercial real estate	6,369	6,394	—	6,870	6,895	—
Total	$6,986	$7,011	$—	$7,521	$7,546	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,985	2,985	503	2,985	2,985	428
Total	$2,985	$2,985	$503	$2,985	$2,985	$428

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Three months ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$618	—	$774	$—
Commercial real estate	6,521	36	3,008	3
Total	$7,139	$36	$3,782	$3

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,985	30	5,750	52
Total	$2,985	$30	$5,750	$52

     Approximately $0.1 million of interest income would have been recognized during the three months ended March 31, 2019 and 2018, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at March 31, 2019.

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

The following tables set forth the Company’s TDRs (in thousands):

	March 31, 2019			December 31, 2018
		Non-			Non-
	Accruing	Accruing	Total	Accruing	Accruing	Total
Commercial and industrial	$89	$—	$89	$98	$—	$98
Commercial real estate	8,164	—	8,164	8,205	—	8,205
Residential real estate	23,017	464	23,481	22,863	658	23,521
Home equity	3,013	5	3,018	3,025	5	3,030
Consumer	—	—	—	—	—	—
Total	$34,283	$469	$34,752	$34,191	$663	$34,854

	New TDRs
	Three months ended March 31,
	2019			2018
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	23	1,729	1,729	7	412	412
Home equity	5	69	69	4	77	77
Consumer	—	—	—	—	—	—
Total	28	$1,798	$1,798	11	$489	$489

Note G –Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2019	December 31, 2018
Subordinated debentures owed to Town Square Statutory Trust I, due 2036, interest at a rate of 4.43% at March 31, 2019 and 4.64% at December 31, 2018	$4,124	$4,124
Fair value adjustment of subordinated debentures	(71)	(71)
	$4,053	$4,053

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
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, on or after December 22, 2012 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 22, 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 5 consecutive years.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company. The Company also entered into an agreement as to expenses and liabilities with the trust pursuant to which it agreed, on a subordinated basis, to pay any cost, expenses or liabilities of the trust other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreement establishing the trust and the guarantees, and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust preferred securities. The trust preferred securities issued by the statutory business trust qualify as Tier 1 capital for the Company under current Federal Reserve Board guidelines. The subordinated debentures have a variable rate of interest equal to the three month LIBOR rate plus 1.83%.

Note H –Derivative Instruments

As of March 31, 2019 and December 31, 2018, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$235,217	$6,475	$132,146	$3,131
Loan interest rate swap - liabilities	275,227	7,007	372,223	13,774

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	280,823	7,077	403,500	13,902
Loan interest rate swap - liabilities	235,217	6,475	132,146	3,131

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2019	2018
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$(2,879)	$7,101
Other income - derivative liabilities	2,879	(7,101)
Other expense - derivative liabilities	58	90

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association ("ISDA") master agreements which include "right of setoff" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2019 is presented in the following tables (in thousands):

Gross Amounts
Not Offset in the
Balance Sheet
Total
of Gross
Amounts
Not Offset in
the Statement
of Financial
Position
				Netting		Including
	Gross	Gross	Net Amounts	Adjustment		Applicable
	Amounts	Amounts	of Assets	per		Netting
	Recognized in	Offset in the	Presented in	Applicable		Agreement
	Statement of	Statement of	the Statement	Master	Fair Value	and Fair
	Financial	Financial	of Financial	Netting	of Financial	Value of
Description	Position	Position	Position	Arrangements	Collateral	Collateral	Net Amount
Non-hedging derivative assets:
Interest rate swap agreements - customer counterparties (1)	$6,475	$—	$6,475	$—	$6,475	$6,475	$—
Interest rate swap agreements - financial institution counterparties (2)	7,077	—	7,077	5,645	—	5,645	1,432

Non-hedging derivative liabilities:
Interest rate swap agreements - customer counterparties (1)	7,007	—	7,007	—	7,007	7,007	—
Interest rate swap agreements - financial institution counterparties (3)	6,475	—	6,475	5,645	830	6,475	—

* For instances where the fair value of financial collateral meets or exceeds the amounts presented in the Consolidated Balance Sheets, no value is displayed to represent full collateralization.
(1) The underlying collateral on the loan serves as collateral for the derivative financial instrument.
(2) The financial institution counterparty posts collateral to the Company.
(3) The Company posts collateral to the financial institution counterparty.

Note I – Employee Benefit Plans

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2019		2018
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	57,972	$51.15	87,605	$47.15
Exercised	(5,638)	44.74	(7,387)	37.85
Outstanding at March 31	52,334	$51.84	80,218	$48.00

Exerciseable at March 31	14,146	$44.70	24,943	$40.38

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Three months ended March 31,
	2019	2018
Proceeds from stock option exercises	$252	$280
Intrinsic value of stock options exercised	177	220

Stock-based compensation expense associated with stock options	$37	$54

At period-end:	March 31, 2019
Unrecognized stock-based compensation expense associated with stock options	$167
Weighted average period (in years) in which the above amount is expected to be
recognized	1.9

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2019 and 2018, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2019, the criteria were probable of being met.

Additional information regarding stock options outstanding and exercisable at March 31, 2019 is provided in the following table:

Ranges of Exercise Prices	No. of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	No. of Options Currently Exercisable	Weighted-Average Exercise Price of Options Currently Exercisable	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value of Options Currently Exercisable (in thousands)
$35.00 - $39.99	38	$37.74	3.9	$1	38	$37.74	3.9	1
40.00 - 44.99	27,016	43.89	6.5	873	10,784	44.14	5.8	346
45.00 - 49.99	7,649	46.61	5.9	226	3,324	46.61	5.9	98
65.00 - 70.00	17,631	66.32	7.9	174	—	—	—	—
	52,334			$1,274	14,146			$445

Restricted Shares, Restricted Stock Units, Performance Share Units

The Company records compensation expense with respect to restricted shares, restricted stock units and performance share units in an amount equal to the fair value of the common stock covered by each award on the date of grant. These awards become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is being charged to expense over the respective vesting periods.

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2019, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2019		2018
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	152,692	$51.85	170,033	$44.34
Granted	13,531	79.46	23,163	68.63
Vested	(23,667)	45.60	(20,864)	40.44
Outstanding at March 31	142,556	$55.51	172,332	$48.08

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2019	2018
Stock-based compensation expense associated with restricted shares	$434	$379

At period-end:	March 31, 2019
Unrecognized stock-based compensation expense associated with restricted shares	$4,403
Weighted average period (in years) in which the above amount is expected to be
recognized	3.1

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2019, and 2018, all shares issued in connection with restricted stock awards were issued from available treasury stock.

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains a frozen defined benefit pension plan (the “Defined Benefit Plan”), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.).

The following table presents details of the Company's activities pursuant to these plans (in thousands):

	Three months ended March 31,
	2019	2018
Components of net periodic cost:
Interest cost	$140	$147
Expected return on plan assets	(214)	(270)
Net amortization and deferral	229	218
Net Periodic Pension Cost	$155	$95

401(k) Plan expense	$259	$218

The components of net periodic benefit cost are included in the line item "Other Expenses" in the consolidated statements of income.

Note J –	Commitments and Contingencies

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2019	December 31, 2018
Commitments to extend credit:
Home equity lines	$209,455	$207,509
Commercial real estate	76,922	68,649
Other commitments	201,625	201,687
Standby letters of credit	7,245	7,183
Commercial letters of credit	811	811

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

The Company owns 86,605 shares of Class B common stock of Visa, Inc. ("Visa") which are convertible into Class A common stock at a conversion ratio of 1.6298 per Class B share. As of March 31, 2019, the value of the Class A shares was $156.19 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $22.0 million, which has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted. Visa Member Banks (as defined in Visa's organizational documents) are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Note K –	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Accumulated Other Comprehensive (Loss) Income
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2018	$(5,871)	$(8,611)	$(14,482)

Other comprehensive income before reclassifications	—	8,698	8,698
Amounts reclassified from other comprehensive loss	—	(67)	(67)
	—	8,631	8,631

Balance at March 31, 2019	$(5,871)	$20	$(5,851)

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	—	(8,218)	(8,218)
Amounts reclassified from other comprehensive loss	—	—	—
	—	(8,218)	(8,218)

Adoption of new accounting pronouncement	—	(2,657)	(2,657)

Balance at March 31, 2018	$(5,033)	$(11,486)	$(16,519)

As a result of the adoption of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the Company reclassified $2.7 million of unrealized gains and losses net of tax, relating to its equity and perpetual preferred securities, from other comprehensive income to retained earnings on January 1, 2018.

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Affected line item
	March 31,		in the Statements
	2019	2018	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$88	$—	Gains on sale of investment securities
Related income tax expense	(21)	—	Income tax expense
Net effect on accumulated other comprehensive loss	$67	$—

Note L –Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Net income available to common shareholders	$21,619	$17,616
Less: earnings allocated to participating securities	(186)	(195)
Net earnings allocated to common shareholders	$21,433	$17,421

Distributed earnings allocated to common stock	$8,661	$7,023
Undistributed earnings allocated to common stock	12,772	10,398
Net earnings allocated to common shareholders	$21,433	$17,421

Average shares outstanding	16,411	15,414
Effect of dilutive securities:
Employee stock awards	18	22
Shares for diluted earnings per share	16,429	15,436

Basic earnings per share	$1.31	$1.13
Diluted earnings per share	$1.30	$1.13

Anti-dilutive options	—	2

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2019.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$2,300	$—	$2,300	$—
Obligations of states and political subdivisions	125,640	—	125,640	—
Mortgage-backed securities:
U.S. Government agencies	588,698	—	588,698	—
Private label	12,115	—	12,115	—
Trust preferred securities	4,238	—	3,977	261
Corporate securities	16,879	—	16,879	—
Marketable equity securities	10,388	6,050	4,338	—
Certificates of deposit held for investment	3,735		3,735
Investment funds	1,476	1,476	—	—
Derivative assets	13,582	—	13,582	—
Financial Liabilities
Derivative liabilities	13,482	—	13,482	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,468	$—	$—	$9,468	$(74)
Non-Financial Assets
Other real estate owned	3,186	—	—	3,186	(213)

December 31, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,733	$—	$5,733	$—
Obligations of states and political subdivisions	128,070	—	128,070	—
Mortgage-backed securities:
U.S. Government agencies	550,758	—	550,758	—
Private label	12,043	—	12,043	—
Trust preferred securities	4,799	—	4,538	261
Corporate securities	16,658	—	16,658	—
Marketable equity securities	10,313	5,907	4,406	—
Certificates of deposit held for investment	3,735		3,735
Investment funds	1,458	1,458	—	—
Derivative assets	17,100	—	17,100	—
Financial Liabilities
Derivative liabilities	16,905	—	16,905	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,078	$—	$—	$10,078	$(428)
Non-Financial Assets
Other real estate owned	4,608	—	—	4,608	(838)
Other assets	600	—	—	600	(492)

The table below presents a reconcilement of the Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2019 and 2018, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2019 and 2018, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

	Three months ended March 31,
	2019	2018

Beginning balance	$10,078	$9,020

Loans classified as impaired during the period	—	—
Specific valuation allowance allocations	—	—
Loans classified as impaired during the period, net of specific valuation allowances	—	—

Reduction in (additional) specific valuation allowance allocations	74	(474)
Paydowns, payoffs, other activity	(684)	888
Ending balance	$9,468	$9,434

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

	Three months ended March 31,
	2019	2018

Beginning balance	$4,608	$3,585
OREO remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	706	1,218
Charge-offs recognized in the allowance for loan losses	(401)	(353)
Fair value	305	865
OREO remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	1,300	1,362
Fair value	1,087	1,149
Write-downs included in other non-interest expense	(213)	(213)

Disposed	(1,514)	(325)
Ending balance	$3,186	$3,912

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

Other securities: The Company's other securities consist of marketable equity securities and non-marketable equity securities. The fair value of marketable equity securities is generally based on quoted market prices. The fair value of non-marketable equity securities, which consist of FRB and FHLB stock, is not practicable to determine due to restrictions placed on its transferability.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Cash and cash equivalents	$143,850	$143,850	$143,850	$—	$—
Securities available-for-sale	755,081	755,081	1,476	753,344	261
Securities held-to-maturity	55,326	56,085	—	56,085	—
Other securities	26,182	26,182	6,050	20,132	—
Net loans	3,544,676	3,513,838	—	—	3,513,838
Accrued interest receivable	13,657	13,657	13,657	—	—
Derivative assets	13,582	13,582	—	13,582	—

Liabilities:
Deposits	4,043,007	4,057,776	2,661,094	1,396,682	—
Short-term debt	194,683	194,683	—	194,683	—
Long-term debt	4,053	4,115	—	4,115	—
Derivative liabilities	13,482	13,482	—	13,482	—

December 31, 2018
Assets:
Cash and cash equivalents	122,991	122,991	122,991	—	—
Securities available-for-sale	723,254	723,254	1,458	721,535	261
Securities held-to-maturity	60,827	60,706	—	60,706	—
Other securities	28,810	28,810	5,907	22,903	—
Net loans	3,571,642	3,516,557	—	—	3,516,557
Accrued interest receivable	12,424	12,424	12,424	—	—
Derivative assets	17,100	17,100	—	17,100	—

Liabilities:
Deposits	3,975,559	3,985,534	2,622,905	1,362,629	—
Short-term debt	261,911	261,911	—	261,911	—
Long-term debt	4,053	4,115	—	4,115	—
Derivative liabilities	16,905	16,905	—	16,905	—

Note N –Contracts with Customers

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

The following table shows the Company's total non-interest income segregated between those within the scope of ASC 606 and those within the scope of other GAAP topics (in thousands):

	Three months ended March 31,
	2019	2018
Non-interest income
Non-interest income from contracts with customers	$14,746	$13,465
Non-interest income within the scope of other GAAP topics	1,179	1,027
Total non-interest income	$15,925	$14,492

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue	Three months ended March 31,
	Recognition	2019	2018
Major revenue streams
Service charges	At a point in time & over time	$7,321	$6,862
Bankcard revenue	At a point in time	4,969	4,334
Trust and investment management fee income	Over time	1,642	1,568
Other income	At a point in time & over time	814	701
Non-interest income from contracts with customers		14,746	13,465
Non-interest income within the scope of other GAAP topics		1,179	1,027
Total non-interest income		$15,925	$14,492

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2018 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2018 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2015 and forward.

Financial Summary

Three months ended March 31, 2019 vs. 2018

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2019	2018

Net income available to common shareholders (in thousands)	$21,619	$17,616
Earnings per common share, basic	$1.31	$1.13
Earnings per common share, diluted	$1.30	$1.13
Dividend payout ratio	40.6%	40.8%
ROA*	1.76%	1.69%
ROE*	14.1%	14.0%
ROATCE*	17.7%	16.7%
Average equity to average assets ratio	12.5%	12.0%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2018 are summarized in the following table (in millions):

	March 31,	December 31,
	2019	2018	$ Change	% Change

Cash and cash equivalents	$143.9	$123.0	$20.9	17.0%
Investment securities	836.6	812.9	23.7	2.9%
Gross loans	3,559.3	3,587.6	(28.3)	(0.8)%

Total deposits	4,043.0	3,975.6	67.4	1.7%
Federal Funds purchased	—	40.0	(40.0)	(100.0)%

Cash and cash equivalents increased $20.9 million from December 31, 2018 to $143.9 million at March 31, 2019, as the Company's deposit growth outpaced the Company's loan and securities growth.

Investment securities increased $23.7 million (2.9%) from December 31, 2018 to $836.6 million at March 31, 2019, as the Company elected to grow investment balances to enhance net interest income, in conjunction with its interest rate risk management strategy.

Gross loans decreased $28.3 million (0.8%) from December 31, 2018 to $3.56 billion at March 31, 2019, primarily due to decreases in commercial real estate loans of $18.8 million (1.3%), residential real estate loans of $9.7 million (0.6%), and home equity loans of $1.2 million (0.8%). These decreases were partially offset by an increase in commercial and industrial loans of $3.0 million (1.1%).

Total deposits increased $67.4 million from December 31, 2018 to $4.04 billion at March 31, 2019 due to growth in savings deposits of $54.0 million, time deposits of $29.3 million, and non-interest bearing deposits of $4.5 million during the three months ended March 31, 2019. These increases were partially offset by a decrease in demand deposits of $20.3 million.

Federal Funds purchased decreased $40.0 million from December 31, 2018, as the Company's deposit growth outpaced the Company's loan and securities growth.

Net Interest Income

Three months ended March 31, 2019 vs. 2018
The Company's net interest income increased from $32.6 million for the quarter ended March 31, 2018 to $40.1 million for the quarter ended March 31, 2019. During the quarter ended March 31, 2019, the Company’s tax equivalent net interest income increased $7.4 million, or 22.7%, from $32.8 million for the three months ended March 31, 2018 to $40.3 million for the three months ended March 31, 2019. As a result of the acquisitions of Poage and Farmers Deposit, net interest income increased $4.7 million. In addition, higher loan yields (49 basis points) increased net interest income by $4.1 million while interest income from securities increased $0.8 million due to both higher balances and improved yields. These increases were partially offset by an increase in rates paid on interest bearing deposits ($2.4 million). The Company’s reported net interest margin increased from 3.51% for the three months ended March 31, 2018 to 3.66% for the three months ended March 31, 2019. Excluding the favorable impact of accretion, the net interest margin for the three months ended March 31, 2019 and 2018 would have been 3.61% and 3.48%, respectively.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,806,233	$20,451	4.59%	$1,603,911	$16,479	4.17%
Commercial, financial, and agriculture(2)	1,715,524	20,845	4.93	1,496,817	15,608	4.23
Installment loans to individuals(2),(3)	55,227	840	6.17	33,076	504	6.18
Previously securitized loans(4)	***	143	***	***	327	***
Total loans	3,576,984	42,279	4.79	3,133,804	32,918	4.26
Securities:
Taxable	714,413	5,689	3.23	536,714	3,981	3.01
Tax-exempt(5)	102,375	987	3.91	91,722	890	3.94
Total securities	816,788	6,676	3.31	628,436	4,871	3.14
Deposits in depository institutions	72,723	186	1.04	29,648	42	0.57
Total interest-earning assets	4,466,495	49,141	4.46	3,791,888	37,831	4.05
Cash and due from banks	52,561			71,480
Bank premises and equipment	78,220			72,716
Goodwill and intangible assets	122,605			78,547
Other assets	195,954			167,174
Less: allowance for loan losses	(16,182)			(19,420)
Total assets	$4,899,653			$4,162,385

Liabilities
Interest-bearing demand deposits	$886,833	$933	0.43%	$782,499	$357	0.19%
Savings deposits	947,337	1,066	0.46	801,504	341	0.17
Time deposits(2)	1,368,465	5,768	1.71	1,096,157	3,628	1.34
Short-term borrowings	237,616	1,052	1.80	236,605	460	0.79
Long-term debt	4,053	48	4.80	16,495	211	5.19
Total interest-bearing liabilities	3,444,304	8,867	1.04	2,933,260	4,997	0.69
Noninterest-bearing demand deposits	788,109			681,150
Other liabilities	55,372			46,426
Shareholders’ equity	611,868			501,549
Total liabilities and shareholders’ equity	$4,899,653			$4,162,385
Net interest income		$40,274			$32,834
Net yield on earning assets			3.66%			3.51%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$96	$118

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		Three months ended March 31,
		2019	2018
	Residential real estate	$32	$110
	Commercial, financial and agriculture	190	150
	Installment loans to individuals	(6)	10
	Time deposits	256	—
		$472	$270

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2019 vs. 2018
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,079	$1,893	$3,972
Commercial, financial, and agriculture	2,281	2,956	5,237
Installment loans to individuals	338	(2)	336
Previously securitized loans	—	(184)	(184)
Total loans	4,698	4,663	9,361
Securities:
Taxable	1,318	390	1,708
Tax-exempt(1)	103	(6)	97
Total securities	1,421	384	1,805
Deposits in depository institutions	61	83	144
Total interest-earning assets	$6,180	$5,130	$11,310
Interest-bearing liabilities:
Interest-bearing demand deposits	$48	$528	$576
Savings deposits	62	663	725
Time deposits	901	1,239	2,140
Short-term borrowings	2	590	592
Long-term debt	(159)	(4)	(163)
Total interest-bearing liabilities	$854	$3,016	$3,870
Net Interest Income	$5,326	$2,114	$7,440
(1) Computed on a fully federal taxable equivalent using a tax rate of 21%.

Non-GAAP Financial Measures

Management of the Company uses measures in its analysis of the Company's performance other than those in accordance with generally accepted accounting principals in the United States of America ("GAAP"). These measures are useful when evaluating the underlying performance of the Company's operations. The Company's management believes that these non-GAAP measures enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company's management believes that investors may use these non-GAAP financial measures to evaluate the Company's financial performance without the impact of those items that may obscure trends in the Company's performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they comparable to non-GAAP financial measures that may be presented by other companies. The following table reconciles fully taxable equivalent net interest income and fully taxable equivalent net interest income excluding accretion with net interest income as derived from the Company's financial statements, as well as other non-GAAP measures (in thousands):

	Three months ended March 31,
	2019	2018

Net interest income (GAAP)	$40,066	$32,647
Taxable equivalent adjustment	208	187
Net interest income, fully taxable equivalent	$40,274	$32,834

Average interest earning assets	$4,466,495	$3,791,888

Net interest margin	3.66%	3.51%
Accretion related to fair value adjustments	(0.05)	(0.03)
Net interest margin (excluding accretion)	3.61%	3.48%

Equity to assets (GAAP)	12.59%	11.71%
Effect of goodwill and other intangibles, net	(2.22)	(1.68)
Tangible common equity to tangible assets	10.37%	10.03%

Return on tangible equity (GAAP)	17.67%	16.66%
Impact of merger related expenses	0.16	—
Return on tangible equity, excluding the above item	17.83%	16.66%

Return on assets (GAAP)	1.76%	1.69%
Impact of merger related expenses	0.02	—
Return on assets, excluding the above item	1.78%	1.69%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Residential real estate	$1,625,647	$1,635,338	$1,465,215
Home equity	152,251	153,496	138,477
Commercial and industrial	289,327	286,314	204,592
Commercial real estate	1,436,190	1,454,942	1,296,304
Consumer	52,483	51,190	29,570
DDA overdrafts	3,424	6,328	3,523
Total loans	$3,559,322	$3,587,608	$3,137,681

Loan balances decreased $28.3 million from December 31, 2018 to March 31, 2019.

Residential real estate loans decreased $9.7 million from December 31, 2018 to March 31, 2019.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2019, $22.6 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $1.2 million during the first three months of 2019.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $3.0 million from December 31, 2018 to March 31, 2019.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $18.8 million from December 31, 2018 to March 31, 2019. At March 31, 2019, $56.3 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $1.3 million during the first three months of 2019.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a recovery of loan loss provision of $0.8 million in the first quarter of 2019, compared to a provision of $0.2 million for the comparable period in 2018 and a recovery of loan loss provision of $0.4 million for the fourth quarter of 2018. The recovery of loan loss provision recorded in the first quarter of 2019 reflects a general improvement in the Company’s historical loss rates used to compute the allowance not specifically allocated to individual credits and a modest decline in loans outstanding from December 31, 2018. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.5 million for the first three months of 2019 and $0.6 million for the first three months of 2018.  Net charge-offs in the first three months of 2019 consisted primarily of net charge-offs of residential real estate loans ($0.3 million), DDA overdrafts ($0.2 million), and consumer loans ($0.1 million), which were partially offset by a net recovery on commercial and industrial loans ($0.1 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of March 31, 2019 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Three months ended March 31,		Year ended December 31,
	2019	2018	2018
Balance at beginning of period	$15,966	$18,836	$18,836
Charge-offs:
Commercial and industrial	—	(339)	(733)
Commercial real estate	(45)	(157)	(369)
Residential real estate	(328)	(131)	(682)
Home equity	(46)	(71)	(219)
Consumer	(185)	(99)	(769)
DDA overdrafts	(625)	(636)	(2,701)
Total charge-offs	(1,229)	(1,433)	(5,473)
Recoveries:
Commercial and industrial	135	2	2,152
Commercial real estate	32	223	732
Residential real estate	75	106	367
Home equity	—	—	—
Consumer	97	46	166
DDA overdrafts	419	420	1,496
Total recoveries	758	797	4,913
Net charge-offs	(471)	(636)	(560)
(Recovery of) provision for loan losses	(849)	181	(2,310)
Balance at end of period	$14,646	$18,381	$15,966
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.05%	0.08%	0.02%
(Recovery of) provision for loan losses (annualized)	(0.09)%	0.02%	(0.07)%
As a Percent of Non-Performing Loans:
Allowance for loan losses	119.86%	189.87%	107.82%
As a Percent of Total Loans:
Allowance for loan losses	0.41%	0.59%	0.45%

Table Five
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2019	2018	2018
Commercial and industrial	$2,970	$4,763	$4,060
Commercial real estate	4,640	5,769	4,495
Residential real estate	3,820	4,943	4,116
Home equity	1,248	1,200	1,268
Consumer	468	212	319
DDA overdrafts	1,500	1,494	1,708
Allowance for Loan Losses	$14,646	$18,381	$15,966

The ALLL decreased from $16.0 million at December 31, 2018 to $14.6 million at March 31, 2019.  Below is a summary of the changes in the components of the ALLL from December 31, 2018 to March 31, 2019.

The allowance related to the commercial and industrial loan portfolio decreased from $4.1 million at December 31, 2018 to $3.0 million at March 31, 2019, primarily due to the consolidation of the coal and energy portfolio back into the commercial and industrial loan portfolio, which improved the overall average historical loss rate.

The allowance allocated to the residential real estate portfolio decreased from $4.1 million at December 31, 2018 to $3.8 million at March 31, 2019, primarily due to an improvement in historical loss rates.

Table Six
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of March 31,		December 31,
	2019	2018	2018
Non-accrual loans	$12,113	$9,590	$14,551
Accruing loans past due 90 days or more	106	91	257
Total non-performing loans	12,219	9,681	14,808
Other real estate owned ("OREO")	3,186	3,912	4,608
Total non-performing assets	$15,405	$13,593	$19,416

Non-performing loans (as a percent of loans and OREO)	0.43%	0.43%	0.54%

Past-due loans	$11,006	$8,291	$13,131
Past-due loans (as a percentage of total loans)	0.31%	0.26%	0.37%

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 0.54% at December 31, 2018 to 0.43% at March 31, 2019. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $13.1 million, or 0.37% of total loans outstanding, at December 31, 2018 to $11.0 million, or 0.31% of total loans outstanding, at March 31, 2019.

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

Table Seven
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of March 31,		As of December 31,
	2019	2018	2018
Impaired loans with a valuation allowance	$2,985	$2,975	$2,985
Impaired loans with no valuation allowance	6,986	6,631	7,521
Total impaired loans	$9,971	$9,606	$10,506

Allowance for loan losses allocated to impaired loans	$503	$172	$428

The average recorded investment in impaired loans during the three months ended March 31, 2019 and March 31, 2018 was $10.1 million and $9.5 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at March 31, 2019.

The Company recognized less than $0.1 million of interest income received in cash on non-accrual and impaired loans for both the three months ended March 31, 2019 and March 31, 2018.  Approximately $0.1 million of interest income would have been recognized during both the three months ended March 31, 2019 and March 31, 2018, if such loans had been current in accordance with their original terms.

Table Eight
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of March 31,		December 31,
	2019	2018	2018
Accruing:
Residential real estate	$23,017	$20,786	$22,863
Home equity	3,013	3,015	3,025
Commercial and industrial	89	125	98
Commercial real estate	8,164	8,324	8,205
Total accruing TDRs	34,283	32,250	34,191

Non-Accruing:
Residential real estate	464	256	658
Home equity	5	40	5
Total non-accruing TDRs	469	296	663

Total TDRs	$34,752	$32,546	$34,854

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 66% of the Company's total TDRs as of March 31, 2019. The average age of these TDRs was 11.9 years; the average current balance as a percentage of the original balance was 68.7%; and the average loan-to-value ratio was 64.9% as of March 31, 2019. Of the total 494 Chapter 7 related TDRs, 31 had an estimated loss exposure based on the current balance and appraised value at March 31, 2019.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2019 vs. 2018
(in millions)

	Three months ended March 31,
	2019	2018	$ Change	% Change
Net investment securities gains	$0.2	$0.3	$(0.1)	(33.3)%
Non-interest income, excluding net investment securities gains	15.8	14.2	1.6	11.3%
Merger related expenses	0.3	—	0.3	100.0%
Non-interest expense, excluding merger related expenses	29.2	24.9	4.3	17.3%

Non-Interest Income: Non-interest income was $15.9 million for the first quarter of 2019 as compared to $14.5 million for the first quarter of 2018. During the first quarter of 2019, the Company realized a security gain of $0.1 million due to the call of a security and $0.1 million of unrealized fair value gains on the Company’s equity securities compared to $0.3 million of unrealized fair value gains on the Company’s equity securities in the first quarter of 2018. Exclusive of these gains, non-interest income increased from $14.2 million for the first quarter of 2018 to $15.8 million for the first quarter of 2019. This increase was largely attributable to an increase of $0.6 million, or 14.7%, in bankcard revenues and an increase of $0.5 million, or 6.7%, in service charges, with $0.4 million and $0.3 million, respectively, attributable to the acquisitions of Poage and Farmers Deposit. In addition, bank owned life insurance revenues increased $0.2 million due to death benefit proceeds received in the first quarter of 2019 and other income increased $0.2 million.

Non-Interest Expense: During the quarter ended March 31, 2019, the Company incurred an additional $0.3 million of acquisition and integration expenses associated with the acquisitions of Poage and Farmers Deposit. Excluding this expense, non-interest expenses increased $4.3 million (17.3% increase), from $24.9 million in the first quarter of 2018 to $29.2 million in the first quarter of 2019. This increase was primarily due to an increase in salaries and employee benefits of $2.0 million due primarily to the acquisitions of Poage and Farmers Deposit ($0.9 million) and annual salary adjustments ($0.7 million). In addition, other expenses increased $1.1 million, equipment and software related expenses increased $0.4 million and occupancy related expenses increased $0.3 million. These increases were primarily attributable to the acquisitions of Poage and Farmers Deposit.

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2019 was 21.2% compared to 20.0% for the three months ended March 31, 2018.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2019
+300	5.50%	+2.5%
+200	4.50	+3.9
+100	3.50	+3.2
-50	2.00	-3.0
-100	1.50	-7.4
-200	0.50	-17.1

December 31, 2018
+300	5.50%	+1.6%
+200	4.50	+2.6
+100	3.50	+2.8
-50	2.00	-3.1
-100	1.50	-6.9
-200	0.50	-16.3

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and saving deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2019 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding Company ("City Holding") level and at the banking subsidiary level. At the City Holding level, the principal source of cash is dividends from its banking subsidiary, City National Bank of West Virginia ("City National"). Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2019, City National could pay dividends up to $65.9 million plus net profits for the remainder of 2019, as defined by statute, up to the dividend declaration date without prior regulatory permission.

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

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.2 million on the junior subordinated deferrable interest debentures held by Town Square Statutory Trust I. However, interest payments on the debentures can be deferred for up to five years under certain circumstances. During December 2018, City Holding repaid $16.5 million of junior subordinated deferrable interest debentures issued by the Company and held by City Holding Capital Trust III at a price of 100% of principal.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $34.9 million on an annualized basis over the next 12 months based on common shareholders outstanding at March 31, 2019.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.7 million of additional cash over the next 12 months. As of March 31, 2019, City Holding reported a cash balance of $10.8 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

Excluding the interest and dividend payments discussed above, City Holding has no significant commitments or obligations in years after 2019 other than the repayment of its $4.1 million obligation under the debentures held by Town Square Statutory Trust I. However, this obligation does not mature until June 2036, or earlier at the option of City Holding. It is expected that City Holding will be able to obtain the necessary cash, either through dividends obtained from City National or the issuance of other debt, to fully repay the debentures at their maturity.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of March 31, 2019, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. During the quarter ended September 30, 2018, City National elected to improve its on-balance sheet liquidity by utilizing its short-term borrowings. As of March 31, 2019, City National has the capacity to borrow an additional $1.9 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 72.1% as of March 31, 2019 and deposit balances fund 82.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $836.6 million at March 31, 2019, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $198.7 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 54.1% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $20.4 million of cash from operating activities during the first three months of 2019, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $12.6 million of cash in investing activities during the first three months of 2019, primarily due to proceeds from sales and maturities of securities available-for-sale of $40.5 million, proceeds from sales of other investments of $11.7 million, and a net decrease in loans of $26.9 million. These increases were partially offset by purchases of securities available-for-sale of $61.4 million and purchases of other investments of $9.0 million. The Company used $12.1 million of cash in financing activities during the first three months of 2019, principally as a result of a decrease in short-term borrowings of $67.2 million, dividends paid of $8.8 million to the Company's common stockholders, and purchases of treasury stock of $4.1 million. These decreases were partially offset by increases in interest-bearing deposits of $63.2 million and non-interest bearing deposits of $4.5 million.

Capital Resources

Shareholders' equity increased $18.5 million due to net income of $21.6 million, other comprehensive income of $8.6 million, and stock based related compensation expense of $0.8 million. These increases were partially offset by the repurchase of 54,740 common shares at a weighted average price of $74.69 per share ($4.1 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019 and cash dividends declared of $8.7 million.

In July 2013, the Federal Reserve published the final rules that established a new comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The final rule became effective January 1, 2015 for smaller, non-complex banking organizations, with full implementation on January 1, 2019.

As of January 1, 2019, the Basel III Capital Rules require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables
(in thousands):

March 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$504,148	15.6%	$226,947	7.0%	$210,737	6.5%
City National Bank	446,895	13.9%	225,149	7.0%	209,067	6.5%
Tier I Capital
City Holding Company	508,148	15.7%	275,579	8.5%	259,368	8.0%
City National Bank	446,895	13.9%	273,396	8.5%	257,313	8.0%
Total Capital
City Holding Company	523,053	16.1%	340,421	10.5%	324,210	10.0%
City National Bank	461,799	14.4%	337,724	10.5%	321,642	10.0%
Tier I Leverage Ratio
City Holding Company	508,148	10.6%	191,396	4.0%	239,245	5.0%
City National Bank	446,895	9.5%	189,080	4.0%	236,349	5.0%

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier I Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier I Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of March 31, 2019, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2019, management believes that City Holding and City National have met all capital adequacy requirements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2019:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
February 1 - February 28, 2019	—	$—	—	1,000,000
March 1 - March 31, 2019	54,740	$74.69	54,740	945,260

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

Date: May 3, 2019