Form 10-Q
period 2019-06-30
CITY HOLDING CO
filed 2019-08-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number 0-11733

CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

WV			55-0619957
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

25 Gatewater Road,	Charleston,	WV	25313
(Address of Principal Executive Offices)			(Zip Code)

(304) 769-1100
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 par value	CHCO	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 16,397,282 shares of common stock as of August 1, 2019.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for loan losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; (14) the expected cost savings and any revenue synergies from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may not be realized within the expected time frames, if ever; (15) the disruption from the merger of City Holding Company, City National Bank of West Virginia, Poage Bankshares, Inc., Town Square Bank, Farmers Deposit Bancorp, Inc. and Farmers Deposit Bank may make it more difficult to maintain relationships with clients, associates, or suppliers; and (16) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$53,373	$55,016
Interest-bearing deposits in depository institutions	115,346	67,975
Cash and Cash Equivalents	168,719	122,991

Investment securities available for sale, at fair value	796,237	721,796
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2019 and December 31, 2018 - $54,677 and $60,706, respectively)	53,362	60,827
Other securities	28,014	30,268
Total Investment Securities	877,613	812,891

Gross loans	3,519,367	3,587,608
Allowance for loan losses	(13,795)	(15,966)
Net Loans	3,505,572	3,571,642

Bank owned life insurance	113,855	113,544
Premises and equipment, net	78,263	78,383
Accrued interest receivable	12,719	12,424
Net deferred tax asset	8,835	17,338
Goodwill and other intangible assets, net	121,322	122,848
Other assets	53,569	46,951
Total Assets	$4,940,467	$4,899,012

Liabilities
Deposits:
Noninterest-bearing	$798,056	$789,119
Interest-bearing:
Demand deposits	891,742	899,568
Savings deposits	974,847	934,218
Time deposits	1,366,991	1,352,654
Total Deposits	4,031,636	3,975,559

Short-term borrowings:
Federal funds purchased	—	40,000
Customer repurchase agreements	207,033	221,911
Long-term debt	4,054	4,053
Other liabilities	60,836	56,725
Total Liabilities	4,303,559	4,298,248
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2019 and December 31, 2018, less 2,650,266 and 2,492,403 shares in treasury, respectively	47,619	47,619
Capital surplus	169,374	169,555
Retained earnings	512,911	485,967
Cost of common stock in treasury	(98,084)	(87,895)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	10,959	(8,611)
Underfunded pension liability	(5,871)	(5,871)
Total Accumulated Other Comprehensive Income (Loss)	5,088	(14,482)
Total Shareholders’ Equity	636,908	600,764
Total Liabilities and Shareholders’ Equity	$4,940,467	$4,899,012
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest and fees on loans	$43,174	$34,292	$85,453	$67,210
Interest and dividends on investment securities:
Taxable	5,732	4,117	11,421	8,098
Tax-exempt	755	710	1,534	1,413
Interest on deposits in depository institutions	577	61	763	103
Total Interest Income	50,238	39,180	99,171	76,824

Interest Expense
Interest on deposits	8,417	4,918	16,184	9,244
Interest on short-term borrowings	863	459	1,915	919
Interest on long-term debt	47	230	95	441
Total Interest Expense	9,327	5,607	18,194	10,604
Net Interest Income	40,911	33,573	80,977	66,220
(Recovery of) provision for loan losses	(600)	(2,064)	(1,449)	(1,882)
Net Interest Income After (Recovery of) Provision for Loan Losses	41,511	35,637	82,426	68,102

Non-Interest Income
Gains on sale of investment securities, net	21	—	109	—
Unrealized gains recognized on equity securities still held	113	492	188	772
Service charges	7,778	7,323	15,099	14,185
Bankcard revenue	5,522	4,532	10,491	8,866
Trust and investment management fee income	1,699	1,645	3,341	3,214
Bank owned life insurance	1,132	722	2,148	1,543
Other income	1,560	897	2,374	1,525
Total Non-Interest Income	17,825	15,611	33,750	30,105

Non-Interest Expense
Salaries and employee benefits	15,767	13,551	31,010	26,882
Occupancy related expense	2,598	2,346	5,330	4,750
Equipment and software related expense	2,223	1,895	4,414	3,727
FDIC insurance expense	347	313	638	627
Advertising	920	849	1,789	1,636
Bankcard expenses	1,534	1,064	2,716	2,139
Postage, delivery, and statement mailings	545	515	1,169	1,093
Office supplies	399	329	785	643
Legal and professional fees	605	475	1,126	925
Telecommunications	597	441	1,323	941
Repossessed asset losses, net of expenses	253	112	469	482
Merger related costs	547	—	797	—
Other expenses	4,437	3,021	8,617	6,009
Total Non-Interest Expense	30,772	24,911	60,183	49,854
Income Before Income Taxes	28,564	26,337	55,993	48,353
Income tax expense	5,813	5,358	11,623	9,763
Net Income Available to Common Shareholders	$22,751	$20,979	$44,370	$38,590

Total Comprehensive Income	$33,690	$18,542	$63,940	$27,940

Average shares outstanding, basic	16,368	15,326	16,390	15,370
Effect of dilutive securities	18	19	18	20
Average shares outstanding, diluted	16,386	15,345	16,408	15,390

Basic earnings per common share	$1.38	$1.36	$2.68	$2.49
Diluted earnings per common share	$1.38	$1.35	$2.68	$2.48
Dividends declared per common share	$0.53	$0.46	$1.06	$0.92

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income available to common shareholders	$22,751	$20,979	$44,370	$38,590

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	14,309	(3,170)	25,671	(13,882)
Reclassification adjustment for gains	(21)	—	(109)	—
Other comprehensive income (loss) before income taxes	14,288	(3,170)	25,562	(13,882)
Tax effect	(3,349)	733	(5,992)	3,232
Other comprehensive income (loss), net of tax	10,939	(2,437)	19,570	(10,650)

Comprehensive Income, Net of Tax	$33,690	$18,542	$63,940	$27,940

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three months ended June 30, 2019 and 2018
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2018	$47,619	$140,547	$457,650	$(137,420)	$(16,514)	$491,882
Net income	—	—	20,979	—	—	20,979
Other comprehensive income (loss)	—	—	—	—	(2,437)	(2,437)
Cash dividends declared ($0.46 per share)	—	—	(7,114)	—	—	(7,114)
Stock-based compensation expense	—	449	—	—	—	449
Restricted awards granted	—	(359)	—	359	—	—
Exercise of 17,760 stock options	—	(546)	—	1,234	—	688
Purchase of 10,000 treasury shares	—	—	—	(693)	—	(693)
Balance at June 30, 2018	$47,619	$140,091	$471,515	$(136,520)	$(18,951)	$503,754

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2019	$47,619	$170,215	$498,847	$(91,589)	$(5,851)	$619,241
Net income	—	—	22,751	—	—	22,751
Other comprehensive income (loss)	—	—	—	—	10,939	10,939
Cash dividends declared ($0.53 per share)	—	—	(8,687)	—	—	(8,687)
Stock-based compensation expense	—	571	—	—	—	571
Restricted awards granted	—	(1,333)	—	1,333	—	—
Exercise of 2,502 stock options	—	(79)	—	192	—	113
Purchase of 107,210 treasury shares	—	—	—	(8,020)	—	(8,020)
Balance at June 30, 2019	$47,619	$169,374	$512,911	$(98,084)	$5,088	$636,908

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2019 and 2018
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	38,590	—	—	38,590
Other comprehensive income (loss)	—	—	—	—	(10,650)	(10,650)
Adoption of ASU No. 2016-01	—	—	2,657	—	(2,657)	—
Cash dividends declared ($0.92 per share)	—	—	(14,213)	—	—	(14,213)
Stock-based compensation expense	—	1,242	—	—	—	1,242
Restricted awards granted	—	(1,494)	—	1,494	—	—
Exercise of 25,147 stock options	—	(617)	—	1,585	—	968
Purchase of 214,327 treasury shares	—	—	—	(14,690)	—	(14,690)
Balance at June 30, 2018	$47,619	$140,091	$471,515	$(136,520)	$(18,951)	$503,754

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	44,370	—	—	44,370
Other comprehensive income (loss)	—	—	—	—	19,570	19,570
Cash dividends declared ($1.06 per share)	—	—	(17,426)	—	—	(17,426)
Stock-based compensation expense	—	1,374	—	—	—	1,374
Restricted awards granted	—	(1,557)	—	1,557	—	—
Exercise of 8,140 stock options	—	2	—	363	—	365
Purchase of 161,950 treasury shares	—	—	—	(12,109)	—	(12,109)
Balance at June 30, 2019	$47,619	$169,374	$512,911	$(98,084)	$5,088	$636,908

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2019	2018
Net income	$44,370	$38,590
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization, net	557	716
(Recovery of) provision for loan losses	(1,449)	(1,882)
Depreciation of premises and equipment	2,467	2,555
Deferred income tax expense	2,134	781
Net periodic employee benefit cost	386	342
Unrealized and realized investment securities gains, net	(297)	(772)
Stock-compensation expense	1,374	1,242
Excess tax benefit from stock-compensation expense	(433)	(154)
Proceeds from life insurance	2,211	210
Increase in value of bank-owned life insurance	(2,148)	(1,333)
Loans held for sale
Loans originated for sale	(9,915)	(5,869)
Proceeds from the sale of loans originated for sale	10,584	6,011
Gain on sale of loans	(284)	(163)
Change in accrued interest receivable	(295)	(125)
Change in other assets	(7,010)	(13,090)
Change in other liabilities	4,411	8,491
Net Cash Provided by Operating Activities	46,663	35,550

Net decrease (increase) in loans	68,403	(27,473)
Securities available-for-sale
Purchases	(113,412)	(53,279)
Proceeds from sales	31,597	—
Proceeds from maturities and calls	31,982	25,730
Securities held-to-maturity
Proceeds from maturities and calls	7,427	4,362
Other investments
Purchases	(9,365)	(14,340)
Proceeds from sales	11,857	10,742
Purchases of premises and equipment	(3,017)	(2,710)
Disposals of premises and equipment	116	510
Sale of Virginia Beach branch, net	(24,661)	—
Net Cash Provided by (Used in) Investing Activities	927	(56,458)

Net increase in non-interest-bearing deposits	19,696	17,975
Net increase in interest-bearing deposits	62,574	88,169
Net (decrease) increase in short-term borrowings	(54,878)	125,791
Purchases of treasury stock	(12,109)	(14,690)
Proceeds from exercise of stock options	365	968
Dividends paid	(17,510)	(14,289)
Net Cash (Used in) Provided by Financing Activities	(1,862)	203,924
Increase in Cash and Cash Equivalents	45,728	183,016
Cash and cash equivalents at beginning of period	122,991	82,508
Cash and Cash Equivalents at End of Period	$168,719	$265,524
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 95 banking offices in West Virginia (58), Kentucky (20), Virginia (13) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On January 30, 2019, the Company announced that City National had signed a definitive agreement to sell its Virginia Beach, Virginia branch. The terms of the agreement provided for the acquirer to assume the majority of deposits and to acquire the equipment and other select assets associated with the branch, while City National retained the loans. The transaction closed during the second quarter of 2019. As a result of this transaction, the Company recognized a gain of $0.7 million, which is included in the line item "Other Income" in the consolidated statements of income, and outstanding deposit balances decreased by $25.7 million.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2019. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B – Recent Accounting Pronouncements

Recently Adopted:

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01 "Land Easement Practical Expedient for Transition to Topic 842," ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ASU No. 2018-11 "Targeted Improvements," ASU No. 2018-20 "Narrow-Scope Improvements for Lessors," and ASU No. 2019-01 "Codification Improvements." The Company adopted the new standard on January 1, 2019 and has chosen to use that date as the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected the "package of practical expedients," which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. As part of the adoption of this standard, the Company recognized lease liabilities, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The adoption of this standard did not have a material impact on the Company's financial statements. Operating lease expense is recognized on a straight-line basis over the lease term.

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

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019. The Company is in the process of reviewing all of its contracts that will be impacted by changing from LIBOR to SOFR.

Pending Adoption:

CECL

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This amendment clarifies the scope of the guidance in ASU No. 2016-13. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this update provide targeted transition relief that is optional for, and will be available to, all reporting entities within the scope of Topic 326. These ASUs will become effective for the Company for interim and annual periods on January 1, 2020. Management is currently working through its implementation plan, including refining a third-party vendor solution program, finalizing segmentation, completing risk assessments and analyzing qualitative factors related to CECL. The standard will require the Company to gross up its previously purchased credit impaired loans through the allowance at the implementation date. The adoption of these ASUs could result in a material increase to the allowance for loan losses. While we are currently unable to reasonably estimate the impact of adopting these ASUs, management expects that the impact of adoption will be significantly influenced by the loan portfolio's composition and quality, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

	Farmers
	Deposit	Poage	Total
Consideration	$24,900	$83,936	$108,836

Identifiable assets:
Cash and cash equivalents	4,173	34,325	38,498
Investment securities	46,235	72,321	118,556
Loans	58,485	304,359	362,844
Bank owned life insurance	—	7,439	7,439
Premises and equipment	768	4,547	5,315
Deferred tax assets, net	(188)	2,379	2,191
Other assets	2,302	8,770	11,072
Total identifiable assets	111,775	434,140	545,915

Identifiable liabilities:
Deposits	92,241	379,285	471,526
Short-term borrowings	2,025	—	2,025
Long-term debt	—	4,053	4,053
Other liabilities	651	3,032	3,683
Total identifiable liabilities	94,917	386,370	481,287

Net identifiable assets	16,858	47,770	64,628
Goodwill	4,708	28,112	32,820
Core deposit intangible	3,334	8,054	11,388
	$24,900	$83,936	$108,836

Acquired Loans
The following table presents information regarding the purchased credit-impaired and noncredit-impaired loans acquired in conjunction with both acquisitions as of the date of acquisition (in thousands):

Acquired Credit-Impaired
Contractually required principal and interest	$25,315
Contractual cash flows not expected to be collected (non-accretable difference)	(13,593)
Expected cash flows	11,722
Interest component of expected cash flows (accretable difference)	(2,375)
Carrying value of purchased credit-impaired loans acquired	$9,347

Acquired Noncredit-Impaired
Outstanding balance	$354,374
Less: fair value adjustment	(846)
Carrying value of acquired noncredit-impaired loans	$353,528

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
Goodwill
Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Among the items that are still preliminary at June 30, 2019, is the finalization of the final tax returns for both entities, which management anticipates completing during 2019. Given the form of the respective transactions, the goodwill preliminarily recorded in conjunction with the Farmers Deposit acquisition is expected to be deductible for tax purposes, while the goodwill preliminarily recorded in conjunction with the Poage acquisition is not expected to be deductible for tax purposes. The following table summarizes adjustments to goodwill subsequent to December 31, 2018 (in thousands):

Goodwill

Balance at December 31, 2018	$109,567
Adjustment to goodwill acquired in conjunction with the acquisition of Poage	(522)
Adjustment to goodwill acquired in conjunction with the acquisition of Farmers Deposit	(30)
Balance at June 30, 2019	$109,015

Note D –Investments

The aggregate carrying and approximate market values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1,778	$25	$—	$1,803	$5,713	$20	$—	$5,733
Obligations of states and
political subdivisions	115,311	4,045	30	119,326	128,089	1,033	1,052	128,070
Mortgage-backed securities:
U.S. government agencies	627,953	11,898	1,949	637,902	561,799	1,950	12,991	550,758
Private label	11,515	554	—	12,069	11,948	95	—	12,043
Trust preferred securities	4,778	33	657	4,154	4,774	25	—	4,799
Corporate securities	16,778	470	—	17,248	16,795	30	167	16,658
Total Debt Securities	778,113	17,025	2,636	792,502	729,118	3,153	14,210	718,061
Certificates of deposit held for investment	3,735	—	—	3,735	3,735	—	—	3,735
Total Securities Available-for-Sale	$781,848	$17,025	$2,636	$796,237	$732,853	$3,153	$14,210	$721,796

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$53,362	$1,360	$45	$54,677	$56,827	$173	$294	$56,706
Trust preferred securities	—	—	—	—	4,000	—	—	4,000
Total Securities Held-to-Maturity	$53,362	$1,360	$45	$54,677	$60,827	$173	$294	$60,706

The Company's other investment securities include marketable and non-marketable equity securities. At June 30, 2019 and December 31, 2018, the Company held $12.0 million and $11.8 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2019 and December 31, 2018, the Company held $16.0 million and $18.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae (GNMA"). At June 30, 2019 and December 31, 2018 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity. The Company's certificates of deposit consist of domestically issued certificates of deposits in denominations of less than the FDIC insurance limit of $250,000.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2019 and December 31, 2018.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$—	$—	$5,793	$30	$5,793	$30
Mortgage-backed securities:
U.S. Government agencies	38	—	193,227	1,949	193,265	1,949
Trust preferred securities	4,602	657	—	—	4,602	657
Total available-for-sale	$4,640	$657	$199,020	$1,979	$203,660	$2,636

Securities held-to-maturity:
Mortgage-backed securities:
U.S. Government agencies	$—	$—	$5,705	$45	$5,705	$45
Total held-to-maturity	$—	$—	$5,705	$45	$5,705	$45

	December 31, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$11,837	$272	$22,068	$780	$33,905	$1,052
Mortgage-backed securities:
U.S. Government agencies	84,975	1,593	282,560	11,398	367,535	12,991
Corporate securities	12,995	167	—	—	12,995	167
Total available-for-sale	$109,807	$2,032	$304,628	$12,178	$414,435	$14,210

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government agencies	$28,274	$126	$5,960	$168	$34,234	$294
Total held-to-maturity	$28,274	$126	$5,960	$168	$34,234	$294

The Company incurred no credit-related investment impairment losses in either the six months ended June 30, 2019 or June 30, 2018. At June 30, 2019, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on the equity securities that remained in the Company's investment portfolio as of that date was $1.8 million.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2019, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2019, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at June 30, 2019, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$1,373	$1,375
Due after one year through five years	17,051	17,402
Due after five years through ten years	183,757	188,514
Due after ten years	575,932	585,212
Total	$778,113	$792,503

Held-to-Maturity Debt Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,932	5,434
Due after ten years	48,430	49,243
Total	$53,362	$54,677

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross realized gains on securities sold	$21	$—	$110	$—
Gross realized losses on securities sold	—	—	(1)	—
Net investment security gains	$21	$—	$109	$—

Gross unrealized gains recognized on equity securities still held	$97	$492	$241	$772
Gross unrealized losses recognized on equity securities still held	$16	$—	(53)	—
Net unrealized gains (losses) recognized on equity securities still held	$113	$492	$188	$772

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $467 million and $510 million at June 30, 2019 and December 31, 2018, respectively.

Note E –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2019	December 31, 2018
Residential real estate	$1,644,494	$1,635,338
Home equity	150,676	153,496
Commercial and industrial	288,803	286,314
Commercial real estate	1,378,116	1,454,942
Consumer	53,356	51,190
DDA overdrafts	3,922	6,328
Gross loans	3,519,367	3,587,608
Allowance for loan losses	(13,795)	(15,966)
Net loans	$3,505,572	$3,571,642

Construction loans included in:
Residential real estate	$23,673	$21,834
Commercial real estate	43,432	37,869

The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policies, which are focused on the risk characteristics of the loan portfolio, including construction loans. In the judgment of the Company's management, adequate consideration has been given to these loans in establishing the Company's allowance for loan losses.

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

The following table summarizes the activity in the allowance for loan losses, by portfolio loan classification, for the six months ended June 30, 2019 and 2018 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of June 30, 2019 and December 31, 2018 (in thousands).

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	(51)	(178)	(631)	(117)	(296)	(1,213)	(2,486)
Recoveries	140	607	125	—	143	749	1,764
(Recovery of) provision	(1,353)	(1,455)	349	60	343	607	(1,449)
Ending balance	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795

Six months ended June 30, 2018
Allowance for loan losses
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

Charge-offs	(724)	(275)	(220)	(111)	(354)	(1,272)	(2,956)
Recoveries	1,477	372	159	—	105	765	2,878
(Recovery of) provision	(1,597)	(350)	(572)	133	455	49	(1,882)
Ending balance	$3,727	$5,930	$4,579	$1,160	$268	$1,212	$16,876

Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$2,970	$4,640	$3,820	$1,248	$468	$1,500	$14,646
Charge-offs	(51)	(133)	(303)	(71)	(111)	(588)	(1,257)
Recoveries	5	575	50	—	46	330	1,006
(Recovery of) provision	(128)	(1,613)	392	34	106	609	(600)
Ending balance	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795

Three months ended June 30, 2018
Allowance for loan losses
Beginning balance	$4,763	$5,769	$4,943	$1,200	$212	$1,494	$18,381
Charge-offs	(385)	(118)	(96)	(33)	(255)	(636)	(1,523)
Recoveries	1,475	149	53	—	59	345	2,081
(Recovery of) provision	(2,126)	130	(321)	(7)	252	9	(2,063)
Ending balance	$3,727	$5,930	$4,579	$1,160	$268	$1,212	$16,876

As of June 30, 2019
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$626	$—	$—	$—	$—	$626
Collectively	2,795	2,787	3,959	1,211	502	1,851	13,105
Acquired with deteriorated credit quality	1	56	—	—	7	—	64
Total	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795

Loans
Evaluated for impairment:
Individually	$582	$9,309	$—	$—	$—	$—	$9,891
Collectively	287,060	1,359,010	1,642,334	150,676	53,252	3,922	3,496,254
Acquired with deteriorated credit quality	1,161	9,797	2,160	—	104	—	13,222
Total	$288,803	$1,378,116	$1,644,494	$150,676	$53,356	$3,922	$3,519,367

As of December 31, 2018
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$428	$—	$—	$—	$—	$428
Collectively	4,059	4,015	4,116	1,268	312	1,708	15,478
Acquired with deteriorated credit quality	1	52	—	—	7	—	60
Total	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

Loans
Evaluated for impairment:
Individually	$651	$9,855	$—	$—	$—	$—	$10,506
Collectively	284,018	1,433,674	1,633,241	153,496	51,077	6,328	3,561,834
Acquired with deteriorated credit quality	1,645	11,413	2,097	—	113	—	15,268
Total	$286,314	$1,454,942	$1,635,338	$153,496	$51,190	$6,328	$3,587,608

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

The Company categorizes loans into risk categories based on relevant information regarding the customer’s debt service ability, capacity and overall collateral position, along with other economic trends and historical payment performance.  The risk rating for each credit is updated when the Company receives current financial information, the loan is reviewed by the Company’s internal loan review and credit administration departments, or the loan becomes delinquent or impaired.  The risk grades are updated a minimum of annually for loans rated Exceptional, Good, Acceptable, or Pass/Watch.  Loans rated Special Mention, Substandard or Doubtful are reviewed at least quarterly.  The Company uses the following definitions for its risk ratings:

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

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
June 30, 2019
Pass	$254,449	$1,322,276	$1,576,725
Special mention	2,293	10,023	12,316
Substandard	32,061	45,817	77,878
Doubtful	—	—	—
Total	$288,803	$1,378,116	$1,666,919

December 31, 2018
Pass	$250,856	$1,402,821	$1,653,677
Special mention	27,886	5,696	33,582
Substandard	7,572	46,425	53,997
Doubtful	—	—	—
Total	$286,314	$1,454,942	$1,741,256

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
June 30, 2019
Residential real estate	$1,642,063	$2,431	$1,644,494
Home equity	150,499	177	150,676
Consumer	53,356	—	53,356
DDA overdrafts	3,921	1	3,922
Total	$1,849,839	$2,609	$1,852,448

December 31, 2018
Residential real estate	$1,630,892	$4,446	$1,635,338
Home equity	153,334	162	153,496
Consumer	51,188	2	51,190
DDA overdrafts	6,322	6	6,328
Total	$1,841,736	$4,616	$1,846,352

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

The following table presents an aging analysis of the Company’s accruing and non-accrual loans, by portfolio loan classification (in thousands):

	June 30, 2019
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,634,837	$6,262	$964	$77	$2,354	$1,644,494
Home equity	150,193	283	23	16	161	150,676
Commercial and industrial	286,488	161	5	—	2,149	288,803
Commercial real estate	1,369,886	972	54	—	7,204	1,378,116
Consumer	53,184	162	10	—	—	53,356
DDA overdrafts	3,435	478	8	1	—	3,922
Total	$3,498,023	$8,318	$1,064	$94	$11,868	$3,519,367

	December 31, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,621,073	$8,607	$1,213	$170	$4,275	$1,635,338
Home equity	152,083	1,240	11	24	138	153,496
Commercial and industrial	284,140	397	49	52	1,676	286,314
Commercial real estate	1,445,896	487	94	4	8,461	1,454,942
Consumer	50,894	253	41	1	1	51,190
DDA overdrafts	5,840	467	15	6	—	6,328
Total	$3,559,926	$11,451	$1,423	$257	$14,551	$3,587,608

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$582	$582	$—	$651	$651	$—
Commercial real estate	3,642	3,667	—	6,870	6,895	—
Total	$4,224	$4,249	$—	$7,521	$7,546	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,667	5,667	626	2,985	2,985	428
Total	$5,667	$5,667	$626	$2,985	$2,985	$428

     The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Six months ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$603	—	$1,036	$—
Commercial real estate	5,067	38	3,715	6
Total	$5,670	$38	$4,751	$6

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	4,326	106	5,741	110
Total	$4,326	$106	$5,741	$110

     Approximately $0.1 million of interest income would have been recognized during the six months ended June 30, 2019 and 2018, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at June 30, 2019.

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

The following tables set forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	June 30, 2019	December 31, 2018

	Total	Total
Commercial and industrial	$83	$98
Commercial real estate	8,044	8,205
Residential real estate	22,373	23,521
Home equity	3,062	3,030
Consumer	—	—
Total	$33,562	$34,854

	New TDRs
	Six months ended June 30,
	2019			2018
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	27	2,066	2,066	17	1,028	1,028
Home equity	7	194	194	9	194	194
Consumer	—	—	—	—	—	—
Total	34	$2,260	$2,260	26	$1,222	$1,222

Note G –Derivative Instruments

As of June 30, 2019 and December 31, 2018, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$384,643	$16,275	$132,146	$3,131
Loan interest rate swap - liabilities	95,486	1,838	372,223	13,774

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	95,486	1,838	403,500	13,902
Loan interest rate swap - liabilities	390,054	16,303	132,146	3,131

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$5,128	$2,737	$2,249	$9,838
Other income - derivative liabilities	(5,128)	(2,737)	(2,249)	(9,838)
Other expense - derivative liabilities	97	33	154	123

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

Pursuant to the Company's agreements with certain of its derivative counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions.The Company has posted collateral with a market value of $15.6 million as of June 30, 2019.

Note H – Employee Benefit Plans

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2019		2018
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	57,972	$51.15	87,605	$47.15
Exercised	(8,140)	44.85	(25,147)	38.51
Outstanding at June 30	49,832	$52.18	62,458	$50.62

Exerciseable at June 30	11,644	$44.62	7,183	$44.32

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Six months ended June 30,
	2019	2018
Proceeds from stock option exercises	$365	$968
Intrinsic value of stock options exercised	263	824

Stock-based compensation expense associated with stock options	$64	$95

At period-end:	June 30, 2019
Unrecognized stock-based compensation expense associated with stock options	$140
Weighted average period (in years) in which the above amount is expected to be
recognized	1.7

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2019 and 2018, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2019, the criteria were probable of being met.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2019, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2019		2018
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	152,692	$51.85	170,033	$44.34
Granted	31,006	79.86	28,363	70.03
Vested	(41,657)	39.79	(47,104)	37.45
Outstanding at June 30	142,041	$61.50	151,292	$51.30

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Six months ended June 30,
	2019	2018
Stock-based compensation expense associated with restricted shares	$935	$787

At period-end:	June 30, 2019
Unrecognized stock-based compensation expense associated with restricted shares	$5,349
Weighted average period (in years) in which the above amount is expected to be
recognized	3.5

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2019, and 2018, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "Other Expenses" in the consolidated statements of income, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Components of net periodic cost:
Interest cost	$140	$147	$280	$295
Expected return on plan assets	(214)	(270)	(428)	(540)
Net amortization and deferral	229	218	459	436
Settlement	$—	$151	$—	$151
Net Periodic Pension Cost	$155	$246	$311	$342

Note I –	Commitments and Contingencies

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit:
Home equity lines	$211,701	$207,509
Commercial real estate	100,215	68,649
Other commitments	208,847	201,687
Standby letters of credit	6,789	7,183
Commercial letters of credit	1,058	811

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

The Company owns 86,605 shares of Class B common stock of Visa, Inc. ("Visa") which are convertible into Class A common stock at a conversion ratio of 1.6298 per Class B share. As of June 30, 2019, the value of the Class A shares was $173.55 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $24.5 million, which has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted. Visa Member Banks (as defined in Visa's organizational documents) are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Note J –	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended June 30,			Six months ended June 30,
		Unrealized			Unrealized
		Gains			Gains
	Defined	(Losses)		Defined	(Losses)
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2019
Beginning Balance	$(5,871)	$20	$(5,851)	$(5,871)	$(8,611)	$(14,482)

Other comprehensive income before reclassifications	—	10,956	10,956	—	19,654	19,654
Amounts reclassified from other comprehensive loss	—	(17)	(17)	—	(84)	(84)
	—	10,939	10,939	—	19,570	19,570

Ending Balance	$(5,871)	$10,959	$5,088	$(5,871)	$10,959	$5,088

2018
Beginning Balance	$(5,033)	$(11,481)	$(16,514)	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	—	(2,437)	(2,437)	—	(10,650)	(10,650)
Amounts reclassified from other comprehensive loss	—	—	—	—	—	—
	—	(2,437)	(2,437)	—	(10,650)	(10,650)

Adoption of new accounting pronouncement	—	—	—	—	(2,657)	(2,657)

Ending Balance	$(5,033)	$(13,918)	$(18,951)	$(5,033)	$(13,918)	$(18,951)

As a result of the adoption of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the Company reclassified $2.7 million of unrealized gains and losses net of tax, relating to its equity and perpetual preferred securities, from other comprehensive income to retained earnings on January 1, 2018.

	Amount reclassified from Other Comprehensive Loss
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2019	2018	2019	2018	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$21	$—	$109	$—	Gains on sale of investment securities
Related income tax expense	(5)	—	(25)	—	Income tax expense
Net effect on accumulated other comprehensive loss	$16	$—	$84	$—

Note K –Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to common shareholders	$22,751	$20,979	$44,370	$38,590
Less: earnings allocated to participating securities	(197)	(211)	(382)	(377)
Net earnings allocated to common shareholders	$22,554	$20,768	$43,988	$38,213

Distributed earnings allocated to common stock	$8,615	$7,039	$17,231	$14,077
Undistributed earnings allocated to common stock	13,939	13,729	26,757	24,136
Net earnings allocated to common shareholders	$22,554	$20,768	$43,988	$38,213

Average shares outstanding	16,368	15,326	16,390	15,370
Effect of dilutive securities:
Employee stock awards	18	19	18	20
Shares for diluted earnings per share	16,386	15,345	16,408	15,390

Basic earnings per share	$1.38	$1.36	$2.68	$2.49
Diluted earnings per share	$1.38	$1.35	$2.68	$2.48

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for the periods shown above.

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

Securities Available for Sale.  Securities available for sale are reported at fair value utilizing Level 1, Level 2, and Level 3 inputs.  The fair value of securities available for sale is determined by utilizing a market approach by obtaining quoted prices on nationally recognized securities exchanges (other than forced or distressed transactions) that occur in sufficient volume or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  If such measurements are unavailable, the security is classified as Level 3.  Significant judgment is required to make this determination.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2019.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on observable market data for both real estate collateral and non-real estate collateral.  The following table presents assets and liabilities measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1,803	$—	$1,803	$—
Obligations of states and political subdivisions	119,326	—	119,326	—
Mortgage-backed securities:
U.S. Government agencies	637,902	—	637,902	—
Private label	12,069	—	12,069	—
Trust preferred securities	4,154	—	3,893	261
Corporate securities	17,249	—	17,249	—
Marketable equity securities	12,021	7,618	4,403	—
Certificates of deposit held for investment	3,735	—	3,735	—
Derivative assets	18,115	—	18,115	—
Financial Liabilities
Derivative liabilities	18,173	—	18,173	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,265	$—	$—	$9,265	$(197)
Non-Financial Assets
Other real estate owned	2,581	—	—	2,581	(470)

December 31, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,733	$—	$5,733	$—
Obligations of states and political subdivisions	128,070	—	128,070	—
Mortgage-backed securities:
U.S. Government agencies	550,758	—	550,758	—
Private label	12,043	—	12,043	—
Trust preferred securities	4,799	—	4,538	261
Corporate securities	16,658	—	16,658	—
Marketable equity securities	11,771	7,365	4,406	—
Certificates of deposit held for investment	3,735	—	3,735	—
Derivative assets	17,100	—	17,100	—
Financial Liabilities
Derivative liabilities	16,905	—	16,905	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,078	$—	$—	$10,078	$(428)
Non-Financial Assets
Other real estate owned	4,608	—	—	4,608	(838)
Other assets	600	—	—	600	(492)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3), which solely relates to impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2019 and 2018, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2019 and 2018, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

Fair Value of Financial Instruments

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Cash and cash equivalents	$168,719	$168,719	$168,719	$—	$—
Securities available-for-sale	796,237	796,237	—	795,976	261
Securities held-to-maturity	53,362	54,677	—	54,677	—
Marketable equity securities	12,021	12,021	7,618	4,403	—
Net loans	3,505,572	3,494,652	—	—	3,494,652
Accrued interest receivable	12,719	12,719	12,719	—	—
Derivative assets	18,115	18,115	—	18,115	—

Liabilities:
Deposits	4,031,636	4,052,058	2,664,645	1,387,413	—
Short-term debt	207,033	207,033	—	207,033	—
Long-term debt	4,054	4,117	—	4,117	—
Accrued interest payable	2,941	2,941	2,941	—	—
Derivative liabilities	18,173	18,173	—	18,173	—

December 31, 2018
Assets:
Cash and cash equivalents	122,991	122,991	122,991	—	—
Securities available-for-sale	721,796	721,796	—	721,535	261
Securities held-to-maturity	60,827	60,706	—	60,706	—
Marketable equity securities	11,771	11,771	7,365	4,406	—
Net loans	3,571,642	3,516,557	—	—	3,516,557
Accrued interest receivable	12,424	12,424	12,424	—	—
Derivative assets	17,100	17,100	—	17,100	—

Liabilities:
Deposits	3,975,559	3,985,534	2,622,905	1,362,629	—
Short-term debt	261,911	261,911	—	261,911	—
Long-term debt	4,053	4,115	—	4,115	—
Accrued interest payable	2,117	2,117	2,117	—	—
Derivative liabilities	16,905	16,905	—	16,905	—

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

Service Charges: Service charges consist of service charges on deposit accounts (monthly service fees, account analysis fees, non-sufficient funds ("NSF") fees and other deposit account related fees). For transaction based fees, the Company's performance obligation is generally satisfied, and the related revenue recognized, at a point in time. For nontransaction based fees, the Company's performance obligation is generally satisfied, and the related revenue recognized, over the period in which the service is provided (typically one month). Generally, payments are received immediately through a direct charge to the customer's account.

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue	Three months ended June 30,		Six months ended June 30,
	Recognition	2019	2018	2019	2018
Major revenue streams
Service charges	At a point in time & over time	$7,778	$7,323	$15,099	$14,185
Bankcard revenue	At a point in time	5,522	4,532	10,491	8,866
Trust and investment management fee income	Over time	1,699	1,645	3,341	3,214
Other income	At a point in time & over time	1,560	713	2,374	1,415
Non-interest income from contracts with customers		16,559	14,213	31,305	27,680
Non-interest income within the scope of other GAAP topics		1,266	1,398	2,445	2,425
Total non-interest income		$17,825	$15,611	$33,750	$30,105

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The section Allowance and (Recovery of) Provision for Loan Losses provides management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best reasonable estimate of probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

Financial Summary

Six months ended June 30, 2019 vs. 2018

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2019	2018

Net income available to common shareholders (in thousands)	$44,370	$38,590
Earnings per common share, basic	$2.68	$2.49
Earnings per common share, diluted	$2.68	$2.48
Dividend payout ratio	39.6%	37.1%
ROA*	1.80%	1.85%
ROE*	14.3%	15.4%
ROATCE*	17.8%	18.3%
Average equity to average assets ratio	12.6%	12.0%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2019 increased $14.8 million compared to the six months ended June 30, 2018 (see Net Interest Income). The Company recorded a recovery of loan losses of $1.4 million for the six months ended June 30, 2019 compared to a recovery of loan losses of $1.9 million for the six months ended June 30, 2018 (see Allowance and (Recovery of) Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $3.6 million and non-interest expense increased $10.3 million for the six months ended June 30, 2019 from the six months ended June 30, 2018.

Financial Summary

Three months ended June 30, 2019 vs. 2018

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2019	2018

Net income available to common shareholders (in thousands)	$22,751	$20,979
Earnings per common share, basic	$1.38	$1.36
Earnings per common share, diluted	$1.38	$1.35
Dividend payout ratio	38.4%	34.1%
ROA*	1.84%	2.00%
ROE*	14.4%	16.8%
ROATCE*	17.9%	19.9%
Average equity to average assets ratio	12.8%	11.9%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended June 30, 2019 increased $7.3 million compared to the three months ended June 30, 2018 (see Net Interest Income). The Company recorded a recovery of loan losses of $0.6 million for the three months ended June 30, 2019 compared to a recovery of loan losses of $2.1 million for the three months ended June 30, 2018 (see Allowance and (Recovery of) Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $2.2 million and non-interest expense increased $5.9 million for the three months ended June 30, 2019 from the three months ended June 30, 2018.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2018 are summarized in the following table (in millions):

	June 30,	December 31,
	2019	2018	$ Change	% Change

Cash and cash equivalents	$168.7	$123.0	$45.7	37.2%
Investment securities	877.6	812.9	64.7	8.0%
Gross loans	3,519.4	3,587.6	(68.2)	(1.9)%

Total deposits	4,031.6	3,975.6	56.0	1.4%
Federal Funds purchased	—	40.0	(40.0)	(100.0)%

Cash and cash equivalents increased $45.7 million from December 31, 2018 to $168.7 million at June 30, 2019, as the Company's deposit growth and decrease in loans outpaced the Company's securities growth.

Investment securities increased $64.7 million (8.0%) from December 31, 2018 to $877.6 million at June 30, 2019, as the Company elected to grow investment balances to enhance net interest income, in conjunction with its interest rate risk management strategy.

Gross loans decreased $68.2 million (1.9%) from December 31, 2018 to $3.52 billion at June 30, 2019, primarily due to decreases in commercial real estate loans of $76.8 million (5.3%), home equity loans of $2.8 million (1.8%), and DDA overdrafts of $2.4 million (38.02%). These decreases were partially offset by an increase in residential real estate loans of $9.2 million (0.56%).

Total deposits increased $56.0 million from December 31, 2018 to $4.03 billion at June 30, 2019 due to growth in savings deposits of $40.6 million, time deposits of $14.3 million, and non-interest bearing deposits of $8.9 million during the six months ended June 30, 2019. These increases were partially offset by a decrease in demand deposits of $7.8 million.

Federal Funds purchased decreased $40.0 million from December 31, 2018, as the Company's deposit growth and decrease in loans outpaced the Company's securities growth.

Net Interest Income

Six months ended June 30, 2019 vs. 2018

The Company’s tax equivalent net interest income increased $14.8 million, or 22.2%, from $66.6 million for the six months ended June 30, 2018 to $81.4 million for the six months ended June 30, 2019. Excluding the impact of accretion, net interest income increased $14.0 million for the six months ended June 30, 2019. As a result of the acquisitions of Poage and Farmers Deposit, net interest income increased $9.8 million. In addition, higher yields on residential real estate loans increased interest income $3.5 million, higher yields on commercial loans increased interest income $3.4 million, higher average balances on commercials loans increased interest income by $0.7 million, and higher average balances on residential real estate loans increased interest income by $0.5 million as compared to the six months ended June 30, 2018. In addition, higher average investment balances increased investment income by $1.3 million and deposits in depository institutions increased interest income by $0.2 million. These increases were partially offset by increased interest expense on interest bearing accounts ($6.3 million), primarily due to an increase in the cost of funds. The Company’s reported net interest margin increased from 3.54% for the six months ended June 30, 2018 to 3.66% for the six months ended June 30, 2019.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,791,263	$40,904	4.60%	$1,601,554	$33,431	4.21%
Commercial, financial, and agriculture(2)	1,710,281	42,503	5.01	1,500,698	32,186	4.33
Installment loans to individuals(2),(3)	56,383	1,728	6.18	33,735	1,020	6.10
Previously securitized loans(4)	***	317	***	***	573	***
Total loans	3,557,927	85,452	4.84	3,135,987	67,210	4.32
Securities:
Taxable	731,976	11,420	3.15	539,366	8,098	3.03
Tax-exempt(5)	101,356	1,942	3.86	91,427	1,789	3.95
Total securities	833,332	13,362	3.23	630,793	9,887	3.16
Deposits in depository institutions	98,871	767	1.56	29,405	102	0.70
Total interest-earning assets	4,490,130	99,581	4.47	3,796,185	77,199	4.10
Cash and due from banks	52,743			82,010
Bank premises and equipment	78,671			72,803
Goodwill and intangible assets	122,114			78,483
Other assets	192,768			172,266
Less: allowance for loan losses	(15,617)			(18,814)
Total assets	$4,920,809			$4,182,933

Liabilities
Interest-bearing demand deposits	$880,401	$1,842	0.42%	$785,041	$802	0.21%
Savings deposits	963,804	2,302	0.48	809,389	794	0.20
Time deposits(2)	1,376,284	12,040	1.76	1,109,784	7,649	1.39
Short-term borrowings	218,527	1,915	1.77	222,696	919	0.83
Long-term debt	4,053	95	4.73	16,495	441	5.39
Total interest-bearing liabilities	3,443,069	18,194	1.07	2,943,405	10,605	0.73
Noninterest-bearing demand deposits	804,489			692,912
Other liabilities	52,070			46,178
Stockholders’ equity	621,181			500,438
Total liabilities and stockholders’ equity	$4,920,809			$4,182,933
Net interest income		$81,387			$66,594
Net yield on earning assets			3.66%			3.54%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$615	$225

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		Six months ended June 30,
		2019	2018
	Residential real estate	$115	$240
	Commercial, financial and agriculture	858	388
	Installment loans to individuals	(12)	14
	Time deposits	452	—
		$1,413	$642

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2019 vs. 2018
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$3,960	$3,513	$7,473
Commercial, financial, and agriculture	4,495	5,822	10,317
Installment loans to individuals	685	23	708
Previously securitized loans	—	(256)	(256)
Total loans	9,140	9,102	18,242
Securities:
Taxable	2,892	430	3,322
Tax-exempt(1)	194	(41)	153
Total securities	3,086	389	3,475
Deposits in depository institutions	241	424	665
Total interest-earning assets	$12,467	$9,915	$22,382
Interest-bearing liabilities:
Interest-bearing demand deposits	$97	$943	$1,040
Savings deposits	151	1,357	1,508
Time deposits	1,837	2,554	4,391
Short-term borrowings	(17)	1,013	996
Long-term debt	(333)	(13)	(346)
Total interest-bearing liabilities	$1,735	$5,854	$7,589
Net Interest Income	$10,732	$4,061	$14,793

(1)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2019 vs. 2018
The Company’s tax equivalent net interest income increased $7.4 million, or 21.8%, from $33.8 million for the three months ended June 30, 2018 to $41.1 million for the three months ended June 30, 2019. As a result of the acquisitions of Poage and Farmers Deposit, net interest income increased $4.8 million. In addition, higher yields on residential real estate loans increased interest income $1.8 million and higher yields on commercial loans increased interest income by $1.2 million, as compared to the three months ended June 30, 2018. In addition, higher average investment balances increased investment income by $0.7 million and deposits in depository institutions increased interest income by $0.5 million. These increases were partially offset by increased interest expense on interest bearing accounts ($3.0 million), primarily due to an increase in the cost of funds. The Company’s reported net interest margin increased from 3.56% for the three months ended June 30, 2018 to 3.65% for the three months ended June 30, 2019.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,783,718	$20,454	4.60%	$1,602,103	$16,951	4.24%
Commercial, financial, and agriculture(2)	1,698,186	21,658	5.12	1,501,618	16,578	4.43
Installment loans to individuals(2),(3)	57,173	889	6.24	34,425	516	6.01
Previously securitized loans(4)	***	174	***	***	246	***
Total loans	3,539,077	43,175	4.89	3,138,146	34,291	4.38
Securities:
Taxable	749,346	5,732	3.07	541,990	4,117	3.05
Tax-exempt(5)	100,348	956	3.82	91,135	898	3.95
Total securities	849,694	6,688	3.16	633,125	5,015	3.18
Deposits in depository institutions	124,732	577	1.86	29,164	61	0.84
Total interest-earning assets	4,513,503	50,440	4.48	3,800,435	39,367	4.15
Cash and due from banks	52,922			92,426
Bank premises and equipment	79,116			72,889
Goodwill and intangible assets	121,628			78,420
Other assets	189,618			177,299
Less: allowance for loan losses	(15,057)			(18,215)
Total assets	$4,941,730			$4,203,254

Liabilities
Interest-bearing demand deposits	$874,039	$909	0.42%	$787,554	$445	0.23%
Savings deposits	980,089	1,236	0.51	817,187	453	0.22
Time deposits(2)	1,384,017	6,272	1.82	1,123,261	4,020	1.44
Short-term borrowings	199,648	863	1.73	208,939	459	0.88
Long-term debt	4,053	47	4.65	16,495	230	5.59
Total interest-bearing liabilities	3,441,846	9,327	1.09	2,953,436	5,607	0.76
Noninterest-bearing demand deposits	820,689			704,546
Other liabilities	48,803			45,933
Shareholders’ equity	630,392			499,339
Total liabilities and shareholders’ equity	$4,941,730			$4,203,254
Net interest income		$41,113			$33,760
Net yield on earning assets			3.65%			3.56%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$481	$102

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		Three months ended June 30,
		2019	2018
	Residential real estate	$83	$130
	Commercial, financial and agriculture	668	238
	Installment loans to individuals	(6)	4
	Time deposits	196	—
		$941	$372

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2019 vs. 2018
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,922	$1,581	$3,503
Commercial, financial, and agriculture	2,170	2,910	5,080
Installment loans to individuals	341	32	373
Previously securitized loans	—	(72)	(72)
Total loans	4,433	4,451	8,884
Securities:
Taxable	1,575	40	1,615
Tax-exempt(1)	91	(33)	58
Total securities	1,666	7	1,673
Deposits in depository institutions	200	316	516
Total interest-earning assets	$6,299	$4,774	$11,073
Interest-bearing liabilities:
Interest-bearing demand deposits	$49	$415	$464
Savings deposits	90	693	783
Time deposits	933	1,319	2,252
Short-term borrowings	(20)	424	404
Long-term debt	(173)	(10)	(183)
Total interest-bearing liabilities	$879	$2,841	$3,720
Net Interest Income	$5,420	$1,933	$7,353
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net interest income (GAAP)	$40,911	$33,573	$80,977	$66,220
Taxable equivalent adjustment	202	187	410	374
Net interest income, fully taxable equivalent	$41,113	$33,760	$81,387	$66,594

Equity to assets (GAAP)	12.89%	11.52%
Effect of goodwill and other intangibles, net	(2.19)	(1.61)
Tangible common equity to tangible assets	10.70%	9.91%

Return on tangible equity (GAAP)	17.89%	19.94%
Impact of merger related expenses	0.34	—
Return on tangible equity, excluding the above item	18.23%	19.94%

Return on assets (GAAP)	1.84%	2.00%
Impact of merger related expenses	0.04	—
Return on assets, excluding the above item	1.88%	2.00%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Residential real estate	$1,644,494	$1,635,338	$1,472,916
Home equity	150,676	153,496	139,245
Commercial and industrial	288,803	286,314	213,687
Commercial real estate	1,378,116	1,454,942	1,294,489
Consumer	53,356	51,190	31,137
DDA overdrafts	3,922	6,328	3,994
Total loans	$3,519,367	$3,587,608	$3,155,468

Loan balances decreased $68.2 million from December 31, 2018 to June 30, 2019.

Residential real estate loans increased $9.2 million from December 31, 2018 to June 30, 2019.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2019, $23.7 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2.8 million during the first six months of 2019.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $2.5 million from December 31, 2018 to June 30, 2019.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $76.8 million from December 31, 2018 to June 30, 2019. At June 30, 2019, $43.4 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $2.2 million during the first six months of 2019.

Allowance and (Recovery of) Provision for Loan Losses

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a recovery of loan loss provision of $1.4 million during the six months ended June 30, 2019, compared to a recovery of $1.9 million for the comparable period in 2018. During the periods encompassed in the Company’s historical loss review, charge offs have continued to decline and the Company has recovered significant amounts on loans previously charged off, including a $0.5 million recovery in the second quarter of 2019 from a loan that had previously been charged off during 2014. As a result, the Company’s historical loss rate that is used to compute the allowance not specifically allocated to individual credits has continued to improve and reduced the Company’s ALLL, which resulted in a recovery of loan loss provision in the second quarter of 2019. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $0.7 million for the first six months of 2019 and $0.1 million for the first six months of 2018.  Net charge-offs in the first six months of 2019 consisted primarily of net charge-offs of residential real estate loans ($0.5 million), DDA overdrafts ($0.5 million), and consumer loans ($0.2 million), which were partially offset by net recoveries on commercial real estate loans ($0.4 million) and commercial and industrial loans ($0.1 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of June 30, 2019 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Six months ended June 30,		Year ended December 31,
	2019	2018	2018
Balance at beginning of period	$15,966	$18,836	$18,836
Charge-offs:
Commercial and industrial	(51)	(724)	(733)
Commercial real estate	(178)	(275)	(369)
Residential real estate	(631)	(220)	(682)
Home equity	(117)	(111)	(219)
Consumer	(296)	(354)	(769)
DDA overdrafts	(1,213)	(1,272)	(2,701)
Total charge-offs	(2,486)	(2,956)	(5,473)
Recoveries:
Commercial and industrial	140	1,477	2,152
Commercial real estate	607	372	732
Residential real estate	125	159	367
Home equity	—	—	—
Consumer	143	105	166
DDA overdrafts	749	765	1,496
Total recoveries	1,764	2,878	4,913
Net charge-offs	(722)	(78)	(560)
(Recovery of) provision for loan losses	(1,449)	(1,882)	(2,310)
Balance at end of period	$13,795	$16,876	$15,966
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.04%	—%	0.02%
(Recovery of) provision for loan losses (annualized)	(0.08)%	(0.12)%	(0.07)%
As a Percent of Non-Performing Loans:
Allowance for loan losses	115.32%	127.63%	107.82%
As a Percent of Total Loans:
Allowance for loan losses	0.39%	0.53%	0.45%

Table Five
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2019	2018	2018
Commercial and industrial	$2,796	$3,727	$4,060
Commercial real estate	3,469	5,930	4,495
Residential real estate	3,959	4,579	4,116
Home equity	1,211	1,160	1,268
Consumer	509	268	319
DDA overdrafts	1,851	1,212	1,708
Allowance for Loan Losses	$13,795	$16,876	$15,966

The ALLL decreased from $16.0 million at December 31, 2018 to $13.8 million at June 30, 2019.  Below is a summary of the changes in the components of the ALLL from December 31, 2018 to June 30, 2019.

The allowance related to the commercial and industrial loan portfolio decreased from $4.1 million at December 31, 2018 to $2.8 million at June 30, 2019, primarily due an improvement in the overall average historical loss rate.

The allowance allocated to the commercial real estate portfolio decreased from $4.5 million at December 31, 2018 to $3.5 million at June 30, 2019, primarily due to an improvement in historical loss rates and lower outstanding balances.

Table Six
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of June 30,		December 31,
	2019	2018	2018
Non-accrual loans	$11,868	$13,078	$14,551
Accruing loans past due 90 days or more	94	145	257
Total non-performing loans	11,962	13,223	14,808
Other real estate owned ("OREO")	2,581	3,636	4,608
Total non-performing assets	$14,543	$16,859	$19,416

Non-performing loans (as a percent of loans and OREO)	0.41%	0.53%	0.54%

Past-due loans	$9,475	$8,166	$13,131
Past-due loans (as a percentage of total loans)	0.27%	0.26%	0.37%

The Company’s ratio of non-performing assets to total loans and OREO decreased from 0.54% at December 31, 2018 to 0.41% at June 30, 2019. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $13.1 million, or 0.37% of total loans outstanding, at December 31, 2018 to $9.5 million, or 0.27% of total loans outstanding, at June 30, 2019.

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

Table Seven
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of June 30,		As of December 31,
	2019	2018	2018
Impaired loans with a valuation allowance	$5,667	$5,731	$2,985
Impaired loans with no valuation allowance	4,224	4,966	7,521
Total impaired loans	$9,891	$10,697	$10,506

Allowance for loan losses allocated to impaired loans	$626	$320	$428

The average recorded investment in impaired loans during the six months ended June 30, 2019 and June 30, 2018 was $10.0 million and $10.5 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at June 30, 2019.

The Company recognized $0.1 million of interest income received in cash on non-accrual and impaired loans for both the six months ended June 30, 2019 and June 30, 2018.  Approximately $0.1 million of interest income would have been recognized during both the six months ended June 30, 2019 and June 30, 2018, if such loans had been current in accordance with their original terms.

Table Eight
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of June 30,		December 31,
	2019	2018	2018

Residential real estate	$22,373	$20,731	$23,521
Home equity	3,062	3,196	3,030
Commercial and industrial	83	119	98
Commercial real estate	8,044	8,279	8,205
Total TDRs	$33,562	$32,325	$34,854

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 68% of the Company's total TDRs as of June 30, 2019. The average age of these TDRs was 12.2 years; the average current balance as a percentage of the original balance was 68.5%; and the average loan-to-value ratio was 63.9% as of June 30, 2019. Of the total 481 Chapter 7 related TDRs, 29 had an estimated loss exposure based on the current balance and appraised value at June 30, 2019.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2019 vs. 2018
(in millions)

	Six months ended June 30,
	2019	2018	$ Change	% Change
Net investment securities gains	$0.3	$0.8	$(0.5)	(62.5)%
Non-interest income, excluding net investment securities gains	33.5	29.3	4.2	14.3
Merger related expenses	0.8	—	0.8	-
Non-interest expense, excluding merger related expenses	59.4	49.9	9.5	19.0

Non-Interest Income: Non-interest income was $33.8 million for the six months ended June 30, 2019 as compared to $30.1 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company realized a security gain of $0.1 million due to the call of a security and $0.2 million of unrealized fair value gains on the Company's equity securities compared to $0.8 million of unrealized fair value gains on the Company's equity securities for the six months ended June 30, 2018. Exclusive of these gains, non-interest income increased from $29.3 million for the six months ended June 30, 2018 to $33.5 million for the six months ended June 30, 2019. This increase was largely attributable to an increase of $1.6 million, or 18.3%, in bankcard revenues and an increase of $0.9 million, or 6.4%, in service charges, with $0.9 million and $0.7 million, respectively, attributable to the acquisitions of Poage and Farmers Deposit. In addition, bank owned life insurance revenues increased $0.6 million and other income increased $0.8 million. Other income increased due to the completion of the sale of the Company's Virginia Beach, VA branch to Select Bancorp, Inc. on June 28, 2019. As a result of this transaction, the Company recognized a gain of $0.7 million.

Non-Interest Expense: During the six months ended June 30, 2019, the Company incurred an additional $0.8 million of acquisition and integration expenses associated with the acquisitions of Poage and Farmers Deposit. Excluding this expense, non-interest expenses increased $9.5 million (19.0% increase) from $49.9 million in the six months ended June 30, 2018 to $59.4 million in the six months ended June 30, 2019. This increase was primarily due to an increase in salaries and employee benefits of $4.1 million due primarily to the acquisitions of Poage and Farmers Deposit ($2.0 million), annual salary adjustments ($1.3 million), and a nonrecurring health insurance expense ($0.4 million). In addition, other expenses increased $2.6 million, equipment and software expenses increased $0.7 million, occupancy related expenses increased $0.6 million, and bankcard expenses increased $0.6 million. These expenses were primarily attributable to the acquisitions of Poage and Farmers Deposit.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2019 was 20.8% compared to 20.2% for the six months ended June 30, 2018.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2019 vs. 2018
(in millions)

	Three months ended June 30,
	2019	2018	$ Change	% Change
Net investment securities gains	$0.1	$0.5	$(0.4)	(80.0)%
Non-interest income, excluding net investment securities gains	17.7	15.1	2.6	17.2%
Merger related expenses	0.5	—	0.5	100.0%
Non-interest expense, excluding merger related expenses	30.2	24.9	5.3	21.3%

Non-Interest Income: Non-interest income was $17.8 million for the second quarter of 2019 as compared to $15.6 million for the second quarter of 2018. During the second quarter of 2019, the Company reported $0.1 million of unrealized fair value gains on the Company’s equity securities compared to $0.5 million of unrealized fair value gains on the Company’s equity securities in the second quarter of 2018. Exclusive of these gains, non-interest income increased from $15.1 million for the second quarter of 2018 to $17.7 million for the second quarter of 2019. This increase was largely attributable to an increase of $1.0 million, or 21.8%, in bankcard revenues and an increase of $0.5 million, or 6.2%, in service charges, with $0.5 million and $0.4 million, respectively, attributable to the late 2018 acquisitions of Poage and Farmers Deposit. In addition, other income increased $0.7 million and bank owned life insurance revenues increased $0.4 million due to death benefit proceeds received in the second quarter of 2019. Other income increased due to the completion of the sale of the Company's Virginia Beach, VA branch to Select Bancorp, Inc. on June 28, 2019. As a result of this transaction, the Company recognized a gain of $0.7 million.

Non-Interest Expense: During the quarter ended June 30, 2019, the Company incurred an additional $0.5 million of acquisition and integration expenses associated with the acquisitions of Poage and Farmers Deposit. Excluding this expense, non-interest expenses increased $5.3 million (21.3% increase), from $24.9 million in the second quarter of 2018 to $30.2 million in the second quarter of 2019. This increase was primarily due to an increase in salaries and employee benefits of $2.2 million due primarily to the acquisitions of Poage and Farmers Deposit ($1.1 million), annual salary adjustments ($0.6 million), and a nonrecurring health insurance expense ($0.4 million). Other expenses increased $1.4 million due largely to the acquisitions of Poage and Farmers Deposit and a partial write-down of one of the Company’s branches during the second quarter of 2019 ($0.2 million). A portion of the branch’s excess space was donated to a local community charity organization. The Company expects to recover this write-down in approximately 3 years via lower operating costs. Primarily as a result of the acquisitions of Poage and Farmers Deposit, bankcard expenses increased $0.5 million, equipment and software related expenses increased $0.3 million and occupancy related expenses increased $0.3 million from the second quarter of 2018 to the second quarter of 2019.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2019 was 20.4% compared to 20.3% for the three months ended June 30, 2018.

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

The following table summarizes the sensitivity of the Company’s net income to various interest rate scenarios. The results of the sensitivity analyses presented below differ from the results used internally by ALCO in that, in the analyses below, interest rates are assumed to have an immediate and sustained parallel shock. The Company recognizes that rates are volatile, but rarely move with immediate and parallel effects. Internally, the Company considers a variety of interest rate scenarios that are deemed possible while considering the level of risk it is willing to assume in “worst-case” scenarios such as shown by the following:

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
June 30, 2019
+300	5.50%	+1.4%
+200	4.50	+3.2
+100	3.50	+2.8
-50	2.00	-2.2
-100	1.50	-6.2
-200	0.50	-15.0

December 31, 2018
+300	5.50%	+1.6%
+200	4.50	+2.6
+100	3.50	+2.8
-50	2.00	-3.1
-100	1.50	-6.9
-200	0.50	-16.3

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2019, City National could pay dividends up to $70.7 million plus net profits for the remainder of 2019, as defined by statute, up to the dividend declaration date without prior regulatory permission.

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

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $34.8 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2019.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.9 million of additional cash over the next 12 months. As of June 30, 2019, City Holding reported a cash balance of $11.4 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2019, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2019, City National has the capacity to borrow $1.9 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 71.0% as of June 30, 2019 and deposit balances fund 81.6% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $877.6 million at June 30, 2019, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $211.1 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 53.9% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $46.7 million of cash from operating activities during the first six months of 2019, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $0.9 million of cash in investing activities during the first six months of 2019, primarily due to proceeds from sales and maturities of securities available-for-sale of $63.6 million, proceeds from sales of other investments of $11.9 million, and a net decrease in loans of $68.4 million. These increases were partially offset by purchases of securities available-for-sale of $113.4 million and the sale of the Virginia Beach branch for $24.7 million. The Company used $1.9 million of cash in financing activities during the first six months of 2019, principally as a result of a decrease in short-term borrowings of $54.9 million, dividends paid of $17.5 million to the Company's common stockholders, and purchases of treasury stock of $12.1 million. These decreases were partially offset by increases in interest-bearing deposits of $62.6 million and non-interest bearing deposits of $19.7 million.

Capital Resources

Shareholders' equity increased $36.1 million for the six months ended June 30, 2019 due to net income of $44.4 million, other comprehensive income of $19.6 million, and stock based related compensation expense of $1.4 million. These increases were partially offset by cash dividends declared of $17.4 million and the repurchase of 161,950 common shares at a weighted average price of $74.77 per share ($12.1 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019.

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

June 30, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$511,344	15.9%	$224,991	7.0%	$208,920	6.5%
City National Bank	452,600	14.2%	223,225	7.0%	207,280	6.5%
Tier I Capital
City Holding Company	515,344	16.0%	273,203	8.5%	257,132	8.0%
City National Bank	452,600	14.2%	271,059	8.5%	255,114	8.0%
Total Capital
City Holding Company	529,230	16.5%	337,486	10.5%	321,415	10.0%
City National Bank	466,486	14.6%	334,837	10.5%	318,893	10.0%
Tier I Leverage Ratio
City Holding Company	515,344	10.7%	192,638	4.0%	240,798	5.0%
City National Bank	452,600	9.5%	190,291	4.0%	237,863	5.0%

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier I Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier I Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of June 30, 2019, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2019, management believes that City Holding and City National have met all capital adequacy requirements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2019:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1 - April 30, 2019	3,750	$76.85	58,490	941,510
May 1 - May 31, 2019	42,944	$74.96	101,434	898,566
June 1 - June 30, 2019	60,516	$74.58	161,950	838,050

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
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

Date: August 7, 2019