Form 10-Q
period 2019-09-30
CITY HOLDING CO
filed 2019-11-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number 0-11733

CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia			55-0619957
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

25 Gatewater Road,	Charleston,	West Virginia	25313
(Address of Principal Executive Offices)			(Zip Code)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 16,302,139 shares of common stock as of November 1, 2019.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for loan losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$71,332	$55,016
Interest-bearing deposits in depository institutions	44,862	67,975
Cash and Cash Equivalents	116,194	122,991

Investment securities available for sale, at fair value	798,930	721,796
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2019 and December 31, 2018 - $52,845 and $60,706, respectively)	51,211	60,827
Other securities	28,070	30,268
Total Investment Securities	878,211	812,891

Gross loans	3,582,571	3,587,608
Allowance for loan losses	(13,186)	(15,966)
Net Loans	3,569,385	3,571,642

Bank owned life insurance	114,616	113,544
Premises and equipment, net	76,929	78,383
Accrued interest receivable	12,929	12,424
Net deferred tax asset	6,432	17,338
Goodwill and other intangible assets, net	120,773	122,848
Other assets	62,248	46,951
Total Assets	$4,957,717	$4,899,012

Liabilities
Deposits:
Noninterest-bearing	$795,548	$789,119
Interest-bearing:
Demand deposits	898,704	899,568
Savings deposits	980,539	934,218
Time deposits	1,354,787	1,352,654
Total Deposits	4,029,578	3,975,559

Short-term borrowings:
Federal funds purchased	—	40,000
Customer repurchase agreements	202,622	221,911
Long-term debt	4,055	4,053
Other liabilities	71,859	56,725
Total Liabilities	4,308,114	4,298,248
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2019 and December 31, 2018, less 2,745,409 and 2,492,403 shares in treasury, respectively	47,619	47,619
Capital surplus	169,794	169,555
Retained earnings	525,933	485,967
Cost of common stock in treasury	(105,138)	(87,895)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	17,266	(8,611)
Underfunded pension liability	(5,871)	(5,871)
Total Accumulated Other Comprehensive Income (Loss)	11,395	(14,482)
Total Shareholders’ Equity	649,603	600,764
Total Liabilities and Shareholders’ Equity	$4,957,717	$4,899,012
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Interest and fees on loans	$42,944	$36,872	$128,397	$104,082
Interest and dividends on investment securities:
Taxable	6,044	4,216	17,465	12,314
Tax-exempt	722	701	2,257	2,114
Interest on deposits in depository institutions	271	940	1,034	1,043
Total Interest Income	49,981	42,729	149,153	119,553

Interest Expense
Interest on deposits	8,585	5,497	24,768	14,741
Interest on short-term borrowings	814	1,435	2,729	2,354
Interest on long-term debt	45	239	140	680
Total Interest Expense	9,444	7,171	27,637	17,775
Net Interest Income	40,537	35,558	121,516	101,778
Provision for (recovery of) loan losses	274	(27)	(1,175)	(1,910)
Net Interest Income After Provision for (Recovery of) Loan Losses	40,263	35,585	122,691	103,688

Non-Interest Income
(Losses) gains on sale of investment securities, net	(40)	—	69	—
Unrealized (losses) gains recognized on equity securities still held	(214)	384	(27)	1,155
Service charges	8,183	7,598	23,281	21,783
Bankcard revenue	5,440	4,677	15,931	13,543
Trust and investment management fee income	1,802	1,579	5,144	4,792
Bank owned life insurance	762	813	2,910	2,356
Other income	765	702	3,139	2,227
Total Non-Interest Income	16,698	15,753	50,447	45,856

Non-Interest Expense
Salaries and employee benefits	15,210	13,576	46,220	40,459
Occupancy related expense	2,725	2,323	8,055	7,073
Equipment and software related expense	2,248	1,965	6,662	5,691
FDIC insurance expense	—	315	639	943
Advertising	861	808	2,650	2,444
Bankcard expenses	1,554	1,134	4,270	3,274
Postage, delivery, and statement mailings	659	537	1,828	1,630
Office supplies	382	364	1,167	1,006
Legal and professional fees	539	453	1,665	1,378
Telecommunications	569	408	1,892	1,349
Repossessed asset (gains) losses, net of expenses	(59)	156	410	638
Merger related costs	—	242	797	242
Other expenses	3,709	2,759	12,326	8,765
Total Non-Interest Expense	28,397	25,040	88,581	74,892
Income Before Income Taxes	28,564	26,298	84,557	74,652
Income tax expense	6,193	5,606	17,816	15,369
Net Income Available to Common Shareholders	$22,371	$20,692	$66,741	$59,283

Total Comprehensive Income	$28,678	$16,367	$92,618	$44,307

Average shares outstanding, basic	16,271	15,340	16,350	15,360
Effect of dilutive securities	18	18	18	20
Average shares outstanding, diluted	16,289	15,358	16,368	15,380

Basic earnings per common share	$1.36	$1.34	$4.05	$3.82
Diluted earnings per common share	$1.36	$1.33	$4.04	$3.82

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income available to common shareholders	$22,371	$20,692	$66,741	$59,283

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	8,199	(5,638)	33,870	(19,520)
Reclassification adjustment for gains (losses)	40	—	(69)	—
Other comprehensive income (loss) before income taxes	8,239	(5,638)	33,801	(19,520)
Tax effect	(1,932)	1,313	(7,924)	4,544
Other comprehensive income (loss), net of tax	6,307	(4,325)	25,877	(14,976)

Comprehensive Income, Net of Tax	$28,678	$16,367	$92,618	$44,307

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2019 and 2018
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2018	$47,619	$140,091	$471,515	$(136,520)	$(18,952)	$503,753
Net income	—	—	20,692	—	—	20,692
Other comprehensive income (loss)	—	—	—	—	(4,325)	(4,325)
Cash dividends declared ($0.53 per share)	—	—	(8,190)	—	—	(8,190)
Stock-based compensation expense	—	455	—	—	—	455
Exercise of 3,986 stock options	—	(96)	—	277	—	181
Purchase of 7,000 treasury shares	—	—	—	(540)	—	(540)
Balance at September 30, 2018	$47,619	$140,450	$484,017	$(136,783)	$(23,277)	$512,026

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2019	$47,619	$169,374	$512,911	$(98,084)	$5,088	$636,908
Net income	—	—	22,371	—	—	22,371
Other comprehensive income (loss)	—	—	—	—	6,307	6,307
Cash dividends declared ($0.57 per share)	—	—	(9,349)	—	—	(9,349)
Stock-based compensation expense	—	527	—	—	—	527
Exercise of 3,581 stock options	—	(107)	—	268	—	161
Purchase of 98,724 treasury shares	—	—	—	(7,322)	—	(7,322)
Balance at September 30, 2019	$47,619	$169,794	$525,933	$(105,138)	$11,395	$649,603

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2019 and 2018
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	59,283	—	—	59,283
Other comprehensive income (loss)	—	—	—	—	(14,976)	(14,976)
Adoption of ASU No. 2016-01	—	—	2,657	—	(2,657)	—
Cash dividends declared ($1.45 per share)	—	—	(22,404)	—	—	(22,404)
Stock-based compensation expense	—	1,697	—	—	—	1,697
Restricted awards granted	—	(1,494)	—	1,494	—	—
Exercise of 29,133 stock options	—	(713)	—	1,862	—	1,149
Purchase of 221,327 treasury shares	—	—	—	(15,230)	—	(15,230)
Balance at September 30, 2018	$47,619	$140,450	$484,017	$(136,783)	$(23,277)	$512,026

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	66,741	—	—	66,741
Other comprehensive income (loss)	—	—	—	—	25,877	25,877
Cash dividends declared ($1.63 per share)	—	—	(26,775)	—	—	(26,775)
Stock-based compensation expense	—	1,901	—	—	—	1,901
Restricted awards granted	—	(1,557)	—	1,557	—	—
Exercise of 11,721 stock options	—	(105)	—	631	—	526
Purchase of 260,674 treasury shares	—	—	—	(19,431)	—	(19,431)
Balance at September 30, 2019	$47,619	$169,794	$525,933	$(105,138)	$11,395	$649,603

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2019	2018
Net income	$66,741	$59,283
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization, net	521	1,154
Recovery of loan losses	(1,175)	(1,910)
Depreciation of premises and equipment	3,736	3,819
Deferred income tax expense	2,906	921
Net periodic employee benefit cost	579	438
Unrealized and realized investment securities gains, net	(42)	(1,155)
Stock-compensation expense	1,901	1,697
Excess tax benefit from stock-compensation expense	(461)	(155)
Increase in value of bank-owned life insurance	(2,909)	(1,932)
Loans held for sale
Loans originated for sale	(14,229)	(9,286)
Proceeds from the sale of loans originated for sale	15,192	9,601
Gain on sale of loans	(421)	(249)
Change in accrued interest receivable	(505)	(2,226)
Change in other assets	(16,188)	(15,709)
Change in other liabilities	14,521	11,543
Net Cash Provided by Operating Activities	70,167	55,834

Net decrease (increase) in loans	5,332	(19,057)
Securities available-for-sale
Purchases	(170,396)	(82,661)
Proceeds from sales	70,241	—
Proceeds from maturities and calls	55,237	38,520
Securities held-to-maturity
Proceeds from maturities and calls	9,554	6,552
Other investments
Purchases	(10,366)	(18,566)
Proceeds from sales	12,555	15,397
Purchases of premises and equipment	(3,515)	(4,236)
Disposals of premises and equipment	1,008	772
Proceeds from bank-owned life insurance policies	2,211	425
Sale of Virginia Beach branch, net	(24,661)	—
Net Cash Used in Investing Activities	(52,800)	(62,854)

Net increase in non-interest-bearing deposits	17,188	5,403
Net increase in interest-bearing deposits	63,099	122,594
Net (decrease) increase in short-term borrowings	(59,289)	137,905
Purchases of treasury stock	(19,431)	(15,230)
Proceeds from exercise of stock options	526	1,149
Dividends paid	(26,257)	(21,399)
Net Cash (Used in) Provided by Financing Activities	(24,164)	230,422
(Decrease) Increase in Cash and Cash Equivalents	(6,797)	223,402
Cash and cash equivalents at beginning of period	122,991	82,508
Cash and Cash Equivalents at End of Period	$116,194	$305,910
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2019. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU became effective for the Company on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's financial statements. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2017-12. This amendment will become effective for the Company on January 1, 2020. The adoption of ASU No. 2019-04 is not expected to have a material impact on the Company's financial statements.

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index will be phased out by the end of 2021. The Company is in the process of reviewing all of its contracts that will be impacted by changing from LIBOR to SOFR.

Pending Adoption:

CECL

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This amendment clarifies the scope of the guidance in ASU No. 2016-13. In December 2018, the federal bank regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, on January 1, 2020. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this update provide targeted transition relief that is optional for, and will be available to, all reporting entities within the scope of Topic 326. These ASUs will become effective for the Company for interim and annual periods on January 1, 2020. Management has completed its implementation plan and testing is in process. Segmentation has been finalized. Parallel runs were processed during the third quarter of 2019 and the results were consistent with management's expectations. Management will continue to refine the methodology as final testing is performed during the fourth quarter of 2019. The standard will require the Company to gross up its previously purchased credit impaired loans through the allowance at the implementation date. The adoption of these ASUs could result in a material increase to the allowance for loan losses. While we are currently unable to reasonably estimate the impact of adopting these ASUs, management expects that the impact of adoption will be significantly influenced by the loan portfolio's composition and quality, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

	Farmers
	Deposit	Poage	Total
Consideration	$24,900	$83,936	$108,836

Identifiable assets:
Cash and cash equivalents	4,173	34,325	38,498
Investment securities	46,235	72,321	118,556
Loans	58,485	304,359	362,844
Bank owned life insurance	—	7,439	7,439
Premises and equipment	568	4,547	5,115
Deferred tax assets, net	137	2,222	2,359
Other assets	2,302	8,770	11,072
Total identifiable assets	111,900	433,983	545,883

Identifiable liabilities:
Deposits	92,241	379,285	471,526
Short-term borrowings	2,025	—	2,025
Long-term debt	—	4,053	4,053
Other liabilities	651	3,032	3,683
Total identifiable liabilities	94,917	386,370	481,287

Net identifiable assets	16,983	47,613	64,596
Goodwill	4,583	28,269	32,852
Core deposit intangible	3,334	8,054	11,388
	$24,900	$83,936	$108,836

Acquired Loans
The following table presents information regarding the purchased credit-impaired and noncredit-impaired loans acquired in conjunction with both acquisitions as of the date of acquisition (in thousands):

Acquired Credit-Impaired
Contractually required principal and interest	$25,315
Contractual cash flows not expected to be collected (non-accretable difference)	(13,593)
Expected cash flows	11,722
Interest component of expected cash flows (accretable difference)	(2,375)
Carrying value of purchased credit-impaired loans acquired	$9,347

Acquired Noncredit-Impaired
Outstanding balance	$354,343
Less: fair value adjustment	(846)
Carrying value of acquired noncredit-impaired loans	$353,497

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
Goodwill
Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Among the items that are still preliminary at September 30, 2019, is the finalization of the final tax return for Poage, which management anticipates completing during the fourth quarter of 2019. Given the form of the respective transactions, the goodwill preliminarily recorded in conjunction with the Farmers Deposit acquisition is expected to be deductible for tax purposes, while the goodwill preliminarily recorded in conjunction with the Poage acquisition is not expected to be deductible for tax purposes. The following table summarizes adjustments to goodwill subsequent to December 31, 2018 (in thousands):

Goodwill

Balance at December 31, 2018	$109,567
Adjustment to goodwill acquired in conjunction with the acquisition of Poage	(365)
Adjustment to goodwill acquired in conjunction with the acquisition of Farmers Deposit	(154)
Balance at September 30, 2019	$109,048

Note D – Investments

The aggregate carrying and approximate market values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$1,279	$25	$—	$1,304	$5,713	$20	$—	$5,733
Obligations of states and
political subdivisions	110,714	5,232	7	115,939	128,089	1,033	1,052	128,070
Mortgage-backed securities:
U.S. government agencies	613,884	17,863	985	630,762	561,799	1,950	12,991	550,758
Private label	11,132	718	—	11,850	11,948	95	—	12,043
Trust preferred securities	4,779	35	595	4,219	4,774	25	—	4,799
Corporate securities	31,948	562	144	32,366	16,795	30	167	16,658
Total Debt Securities	773,736	24,435	1,731	796,440	729,118	3,153	14,210	718,061
Certificates of deposit held for investment	2,490	—	—	2,490	3,735	—	—	3,735
Total Securities Available-for-Sale	$776,226	$24,435	$1,731	$798,930	$732,853	$3,153	$14,210	$721,796

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$51,211	$1,634	$—	$52,845	$56,827	$173	$294	$56,706
Trust preferred securities	—	—	—	—	4,000	—	—	4,000
Total Securities Held-to-Maturity	$51,211	$1,634	$—	$52,845	$60,827	$173	$294	$60,706

The Company's other investment securities include marketable and non-marketable equity securities. At September 30, 2019 and December 31, 2018, the Company held $11.7 million and $11.8 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2019 and December 31, 2018, the Company held $16.4 million and $18.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At September 30, 2019 and December 31, 2018 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity. The Company's certificates of deposit consist of domestically issued certificates of deposits in denominations of less than the FDIC insurance limit of $250,000.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2019 and December 31, 2018.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$230	$—	$1,439	$7	$1,669	$7
Mortgage-backed securities:
U.S. Government agencies	50,385	356	52,311	629	102,696	985
Trust preferred securities	3,950	595	—	—	3,950	595
Corporate securities	15,035	144	—	—	15,035	144
Total available-for-sale	$69,600	$1,095	$53,750	$636	$123,350	$1,731

There were no held-to-maturity securities in an unrealized loss position as of September 30, 2019.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$11,837	$272	$22,068	$780	$33,905	$1,052
Mortgage-backed securities:
U.S. Government agencies	84,975	1,593	282,560	11,398	367,535	12,991
Corporate securities	12,995	167	—	—	12,995	167
Total available-for-sale	$109,807	$2,032	$304,628	$12,178	$414,435	$14,210

Securities held-to-maturity:
Mortgage-backed securities
U.S. Government agencies	$28,274	$126	$5,960	$168	$34,234	$294
Total held-to-maturity	$28,274	$126	$5,960	$168	$34,234	$294

The Company incurred no credit-related investment impairment losses in either the nine months ended September 30, 2019 or September 30, 2018.

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2019, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2019, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at September 30, 2019, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$1,344	$1,355
Due after one year through five years	14,996	15,361
Due after five years through ten years	185,615	192,622
Due after ten years	571,781	587,102
Total	$773,736	$796,440

Held-to-Maturity Debt Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,934	5,374
Due after ten years	46,277	47,471
Total	$51,211	$52,845

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross realized gains on securities sold	$116	$—	$226	$—
Gross realized losses on securities sold	(156)	—	(157)	—
Net investment security (losses) gains	$(40)	$—	$69	$—

Gross unrealized gains recognized on equity securities still held	$14	$384	$255	$1,155
Gross unrealized losses recognized on equity securities still held	(228)	—	(282)	—
Net unrealized (losses) gains recognized on equity securities still held	$(214)	$384	$(27)	$1,155

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $481 million and $510 million at September 30, 2019 and December 31, 2018, respectively.

Note E –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2019	December 31, 2018
Residential real estate	$1,643,416	$1,635,338
Home equity	150,808	153,496
Commercial and industrial	296,927	286,314
Commercial real estate	1,431,983	1,454,942
Consumer	54,799	51,190
DDA overdrafts	4,638	6,328
Gross loans	3,582,571	3,587,608
Allowance for loan losses	(13,186)	(15,966)
Net loans	$3,569,385	$3,571,642

Construction loans included in:
Residential real estate	$24,955	$21,834
Commercial real estate	55,267	37,869

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

The following table summarizes the activity in the allowance for loan losses, by portfolio loan classification, for the nine months ended September 30, 2019 and 2018 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments. The following table also presents the balance in the allowance for loan loss disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans, by portfolio segment, as of September 30, 2019 and December 31, 2018 (in thousands).

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	(68)	(394)	(922)	(160)	(478)	(1,985)	(4,007)
Recoveries	183	614	282	—	211	1,112	2,402
(Recovery of) provision	(1,471)	(1,619)	162	85	591	1,077	(1,175)
Ending balance	$2,704	$3,096	$3,638	$1,193	$643	$1,912	$13,186

Nine months ended September 30, 2018
Allowance for loan losses
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(724)	(349)	(464)	(219)	(560)	(1,976)	(4,292)
Recoveries	1,625	538	275	—	130	1,109	3,677
(Recovery of) provision	(1,583)	(1,775)	(557)	385	709	911	(1,910)
Ending balance	$3,889	$4,597	$4,466	$1,304	$341	$1,714	$16,311

Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795
Charge-offs	(17)	(216)	(291)	(43)	(182)	(772)	(1,521)
Recoveries	43	7	157	—	68	363	638
(Recovery of) provision	(118)	(164)	(187)	25	248	470	274
Ending balance	$2,704	$3,096	$3,638	$1,193	$643	$1,912	$13,186

Three months ended September 30, 2018
Allowance for loan losses
Beginning balance	$3,727	$5,930	$4,579	$1,160	$268	$1,212	$16,876
Charge-offs	—	(74)	(237)	(115)	(206)	(704)	(1,336)
Recoveries	147	166	116	—	25	344	798
(Recovery of) provision	15	(1,425)	8	259	254	862	(27)
Ending balance	$3,889	$4,597	$4,466	$1,304	$341	$1,714	$16,311

As of September 30, 2019
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$884	$—	$—	$—	$—	$884
Collectively	2,429	2,156	3,638	1,193	636	1,912	11,964
Acquired with deteriorated credit quality	275	56	—	—	7	—	338
Total	$2,704	$3,096	$3,638	$1,193	$643	$1,912	$13,186

Loans
Evaluated for impairment:
Individually	$501	$9,282	$—	$—	$—	$—	$9,783
Collectively	295,183	1,413,933	1,641,254	150,808	54,695	4,638	3,560,511
Acquired with deteriorated credit quality	1,243	8,768	2,162	—	104	—	12,277
Total	$296,927	$1,431,983	$1,643,416	$150,808	$54,799	$4,638	$3,582,571

As of December 31, 2018
Allowance for loan losses
Evaluated for impairment:
Individually	$—	$428	$—	$—	$—	$—	$428
Collectively	4,059	4,015	4,116	1,268	312	1,708	15,478
Acquired with deteriorated credit quality	1	52	—	—	7	—	60
Total	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

Loans
Evaluated for impairment:
Individually	$651	$9,855	$—	$—	$—	$—	$10,506
Collectively	284,018	1,433,674	1,633,241	153,496	51,077	6,328	3,561,834
Acquired with deteriorated credit quality	1,645	11,413	2,097	—	113	—	15,268
Total	$286,314	$1,454,942	$1,635,338	$153,496	$51,190	$6,328	$3,587,608

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

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
September 30, 2019
Pass	$262,591	$1,374,974	$1,637,565
Special mention	2,373	13,765	16,138
Substandard	31,963	43,244	75,207
Doubtful	—	—	—
Total	$296,927	$1,431,983	$1,728,910

December 31, 2018
Pass	$250,856	$1,402,821	$1,653,677
Special mention	27,886	5,696	33,582
Substandard	7,572	46,425	53,997
Doubtful	—	—	—
Total	$286,314	$1,454,942	$1,741,256

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
September 30, 2019
Residential real estate	$1,640,496	$2,920	$1,643,416
Home equity	150,298	510	150,808
Consumer	54,799	—	54,799
DDA overdrafts	4,638	—	4,638
Total	$1,850,231	$3,430	$1,853,661

December 31, 2018
Residential real estate	$1,630,892	$4,446	$1,635,338
Home equity	153,334	162	153,496
Consumer	51,188	2	51,190
DDA overdrafts	6,322	6	6,328
Total	$1,841,736	$4,616	$1,846,352

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

The following table presents an aging analysis of the Company’s accruing and non-accrual loans, by portfolio loan classification (in thousands):

	September 30, 2019
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,633,987	$5,817	$692	$350	$2,570	$1,643,416
Home equity	149,544	749	6	40	469	150,808
Commercial and industrial	294,341	415	50	62	2,059	296,927
Commercial real estate	1,420,608	1,276	—	—	10,099	1,431,983
Consumer	54,675	124	—	—	—	54,799
DDA overdrafts	4,012	613	13	—	—	4,638
Total	$3,557,167	$8,994	$761	$452	$15,197	$3,582,571

	December 31, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,621,073	$8,607	$1,213	$170	$4,275	$1,635,338
Home equity	152,083	1,240	11	24	138	153,496
Commercial and industrial	284,140	397	49	52	1,676	286,314
Commercial real estate	1,445,896	487	94	4	8,461	1,454,942
Consumer	50,894	253	41	1	1	51,190
DDA overdrafts	5,840	467	15	6	—	6,328
Total	$3,559,926	$11,451	$1,423	$257	$14,551	$3,587,608

The following table presents the Company’s impaired loans, by class (in thousands). The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There are no impaired residential, home equity, or consumer loans.

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$501	$501	$—	$651	$651	$—
Commercial real estate	3,534	3,559	—	6,870	6,895	—
Total	$4,035	$4,060	$—	$7,521	$7,546	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	5,748	5,748	884	2,985	2,985	428
Total	$5,748	$5,748	$884	$2,985	$2,985	$428

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	Nine months ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$570	—	$910	$—
Commercial real estate	4,558	41	3,873	7
Total	$5,128	$41	$4,783	$7

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	4,800	136	5,730	179
Total	$4,800	$136	$5,730	$179

     Approximately $0.1 million and $0.2 million of interest income would have been recognized during the nine months ended September 30, 2019 and 2018, respectively, if such loans had been current in accordance with their original terms.  There were no commitments to provide additional funds on non-accrual, impaired or other potential problem loans at September 30, 2019.

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

The following tables set forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	September 30, 2019	December 31, 2018

	Total	Total
Commercial and industrial	$83	$98
Commercial real estate	8,100	8,205
Residential real estate	21,320	23,521
Home equity	3,034	3,030
Consumer	—	—
Total	$32,537	$34,854

	New TDRs
	Nine months ended September 30,
	2019			2018
		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential real estate	29	2,076	2,076	22	1,465	1,465
Home equity	8	213	213	9	200	200
Consumer	—	—	—	—	—	—
Total	37	$2,289	$2,289	31	$1,665	$1,665

Note G –Derivative Instruments

As of September 30, 2019 and December 31, 2018, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$443,756	$24,239	$132,146	$3,131
Loan interest rate swap - liabilities	52,069	596	372,223	13,774

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	52,069	596	403,500	13,902
Loan interest rate swap - liabilities	448,979	24,304	132,146	3,131

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$6,824	$1,885	$9,073	$11,811
Other income - derivative liabilities	(6,824)	(1,885)	(9,073)	(11,811)
Other expense - derivative liabilities	38	25	192	147

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions.The Company has posted collateral with a market value of $30.5 million as of September 30, 2019.

Loans associated with a customer counterparty loan interest rate swap agreement may be subject to a make whole penalty upon termination of the agreement. The dollar amount of the make whole penalty varies based on the remaining term of the agreement and market rates at that time. The make whole penalty is secured by equity in the specific collateral securing the loan. The Company estimates the make whole penalty when determining if there is sufficient collateral to pay off both the potential make whole penalty and the outstanding loan balance at the origination of the loan. In the event of a customer default, the make whole penalty is capitalized into the existing loan balance; however, no guarantees can be made that the collateral will be sufficient to cover both the make whole provision and the outstanding loan balance at the time of foreclosure.

Note H –Employee Benefit Plans

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2019		2018
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	57,972	$51.15	87,605	$47.15
Exercised	(11,721)	44.87	(29,133)	39.47
Outstanding at September 30	46,251	$52.74	58,472	$50.97

Exerciseable at September 30	8,063	$44.48	3,197	$42.82

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Nine months ended September 30,
	2019	2018
Proceeds from stock option exercises	$526	$1,149
Intrinsic value of stock options exercised	368	944

Stock-based compensation expense associated with stock options	$92	$137

At period-end:	September 30, 2019
Unrecognized stock-based compensation expense associated with stock options	$112
Weighted average period (in years) in which the above amount is expected to be
recognized	1.6

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2019 and 2018, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2019, the criteria were probable of being met.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2019, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2019		2018
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	152,692	$51.85	170,033	$44.34
Granted	31,006	79.86	28,363	69.94
Vested	(45,007)	39.81	(48,104)	37.31
Outstanding at September 30	138,691	$61.98	150,292	$51.42

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Nine months ended September 30,
	2019	2018
Stock-based compensation expense associated with restricted shares	$1,434	$1,201

At period-end:	September 30, 2019
Unrecognized stock-based compensation expense associated with restricted shares	$4,845
Weighted average period (in years) in which the above amount is expected to be
recognized	3.3

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2019 and 2018, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "Other Expenses" in the consolidated statements of income, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Components of net periodic cost:
Interest cost	$242	$147	$522	$442
Expected return on plan assets	(370)	(270)	(798)	(810)
Net amortization and deferral	396	218	855	655
Settlement	$—	$—	$—	$151
Net Periodic Pension Cost	$268	$95	$579	$438

Note I –	Commitments and Contingencies

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2019	December 31, 2018
Commitments to extend credit:
Home equity lines	$212,031	$207,509
Commercial real estate	110,950	68,649
Other commitments	211,080	201,687
Standby letters of credit	8,767	7,183
Commercial letters of credit	1,249	811

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

The Company owns 86,605 shares of Class B common stock of Visa, Inc. ("Visa") which are convertible into Class A common stock at a conversion ratio of 1.6228 per Class B share. As of September 30, 2019, the value of the Class A shares was $172.01 per share. The shares of Visa Class B common stock are restricted. Visa Member Banks (as defined in Visa's organizational documents) are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. Due to the uncertainty in the conversion ratio related to the litigation risk, a readily determined value is not available and thus no value has been reflected in the accompanying consolidated financial statements.

Note J –	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended September 30,			Nine months ended September 30,
		Unrealized			Unrealized
		Gains			Gains
	Defined	(Losses)		Defined	(Losses)
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2019
Beginning Balance	$(5,871)	$10,959	$5,088	$(5,871)	$(8,611)	$(14,482)

Other comprehensive income before reclassifications	—	6,277	6,277	—	25,931	25,931
Amounts reclassified from other comprehensive income (loss)	—	30	30	—	(54)	(54)
	—	6,307	6,307	—	25,877	25,877

Ending Balance	$(5,871)	$17,266	$11,395	$(5,871)	$17,266	$11,395

2018
Beginning Balance	$(5,033)	$(13,919)	$(18,952)	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	—	(4,325)	(4,325)	—	(14,976)	(14,976)
Amounts reclassified from other comprehensive loss	—	—	—	—	—	—
	—	(4,325)	(4,325)	—	(14,976)	(14,976)

Adoption of new accounting pronouncement	—	—	—	—	(2,657)	(2,657)

Ending Balance	$(5,033)	$(18,244)	$(23,277)	$(5,033)	$(18,244)	$(23,277)

As a result of the adoption of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," the Company reclassified $2.7 million of unrealized gains and losses net of tax, relating to its equity and perpetual preferred securities, from other comprehensive income to retained earnings on January 1, 2018.

	Amounts reclassified from Other Comprehensive (Income) Loss
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2019	2018	2019	2018	of Income

Securities available-for-sale:
Net securities (losses) gains reclassified into earnings	$(40)	$—	$69	$—	(Losses) gains on sale of investment securities, net
Related income tax benefit (expense)	10	—	(15)	—	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$(30)	$—	$54	$—

Note K –Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available to common shareholders	$22,371	$20,692	$66,741	$59,283
Less: earnings allocated to participating securities	(192)	(201)	(567)	(575)
Net earnings allocated to common shareholders	$22,179	$20,491	$66,174	$58,708

Distributed earnings allocated to common stock	$9,213	$8,109	$26,346	$22,186
Undistributed earnings allocated to common stock	12,966	12,382	39,828	36,522
Net earnings allocated to common shareholders	$22,179	$20,491	$66,174	$58,708

Average shares outstanding	16,271	15,340	16,350	15,360
Effect of dilutive securities:
Employee stock awards	18	18	18	20
Shares for diluted earnings per share	16,289	15,358	16,368	15,380

Basic earnings per share	$1.36	$1.34	$4.05	$3.82
Diluted earnings per share	$1.36	$1.33	$4.04	$3.82

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2019.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$1,304	$—	$1,304	$—
Obligations of states and political subdivisions	115,939	—	115,939	—
Mortgage-backed securities:
U.S. Government agencies	630,762	—	630,762	—
Private label	11,850	—	11,850	—
Trust preferred securities	4,219	—	3,958	261
Corporate securities	32,366	—	32,366	—
Marketable equity securities	11,719	7,108	4,611	—
Certificates of deposit held for investment	2,490	—	2,490	—
Derivative assets	24,835	—	24,835	—
Financial Liabilities
Derivative liabilities	24,954	—	24,954	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$8,900	$—	$—	$8,900	$(455)
Non-Financial Assets
Other real estate owned	2,326	—	—	2,326	(470)
Other assets	100	—	—	100	(397)

December 31, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,733	$—	$5,733	$—
Obligations of states and political subdivisions	128,070	—	128,070	—
Mortgage-backed securities:
U.S. Government agencies	550,758	—	550,758	—
Private label	12,043	—	12,043	—
Trust preferred securities	4,799	—	4,538	261
Corporate securities	16,658	—	16,658	—
Marketable equity securities	11,771	7,365	4,406	—
Certificates of deposit held for investment	3,735	—	3,735	—
Derivative assets	17,100	—	17,100	—
Financial Liabilities
Derivative liabilities	16,905	—	16,905	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,078	$—	$—	$10,078	$(428)
Non-Financial Assets
Other real estate owned	4,608	—	—	4,608	(838)
Other assets	600	—	—	600	(492)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2019 and 2018, collateral discounts ranged from 20% to 30%. During the nine months ended September 30, 2019 and 2018, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Cash and cash equivalents	$116,194	$116,194	$116,194	$—	$—
Securities available-for-sale	798,930	798,930	—	798,669	261
Securities held-to-maturity	51,211	52,845	—	52,845	—
Marketable equity securities	11,719	11,719	7,108	4,611	—
Net loans	3,569,385	3,570,586	—	—	3,570,586
Accrued interest receivable	12,929	12,929	12,929	—	—
Derivative assets	24,835	24,835	—	24,835	—

Liabilities:
Deposits	4,029,578	4,049,150	2,674,791	1,374,359	—
Short-term debt	202,622	202,622	—	202,622	—
Long-term debt	4,055	4,117	—	4,117	—
Accrued interest payable	2,908	2,908	2,908	—	—
Derivative liabilities	24,954	24,954	—	24,954	—

December 31, 2018
Assets:
Cash and cash equivalents	122,991	122,991	122,991	—	—
Securities available-for-sale	721,796	721,796	—	721,535	261
Securities held-to-maturity	60,827	60,706	—	60,706	—
Marketable equity securities	11,771	11,771	7,365	4,406	—
Net loans	3,571,642	3,516,557	—	—	3,516,557
Accrued interest receivable	12,424	12,424	12,424	—	—
Derivative assets	17,100	17,100	—	17,100	—

Liabilities:
Deposits	3,975,559	3,985,534	2,622,905	1,362,629	—
Short-term debt	261,911	261,911	—	261,911	—
Long-term debt	4,053	4,115	—	4,115	—
Accrued interest payable	2,117	2,117	2,117	—	—
Derivative liabilities	16,905	16,905	—	16,905	—

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue	Three months ended September 30,		Nine months ended September 30,
	Recognition	2019	2018	2019	2018
Major revenue streams
Service charges	At a point in time & over time	$8,183	$7,598	$23,281	$21,783
Bankcard revenue	At a point in time	5,440	4,677	15,931	13,543
Trust and investment management fee income	Over time	1,802	1,579	5,144	4,792
Other income	At a point in time & over time	765	702	3,139	2,227
Non-interest income from contracts with customers		16,190	14,556	47,495	42,345
Non-interest income within the scope of other GAAP topics		508	1,197	2,952	3,511
Total non-interest income		$16,698	$15,753	$50,447	$45,856

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Financial Summary

Nine months ended September 30, 2019 vs. 2018

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2019	2018

Net income available to common shareholders (in thousands)	$66,741	$59,283
Earnings per common share, basic	$4.05	$3.82
Earnings per common share, diluted	$4.04	$3.82
Dividend payout ratio	40.3%	38.0%
ROA*	1.81%	1.86%
ROE*	14.1%	15.6%
ROATCE*	17.5%	18.5%
Average equity to average assets ratio	12.8%	11.9%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2019 increased $19.7 million compared to the nine months ended September 30, 2018 (see Net Interest Income). The Company recorded a recovery of loan losses of $1.2 million for the nine months ended September 30, 2019 compared to a recovery of loan losses of $1.9 million for the nine months ended September 30, 2018 (see Allowance and (Recovery of) Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $4.6 million and non-interest expense increased $13.7 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

Financial Summary

Three months ended September 30, 2019 vs. 2018

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2019	2018

Net income available to common shareholders (in thousands)	$22,371	$20,692
Earnings per common share, basic	$1.36	$1.34
Earnings per common share, diluted	$1.36	$1.33
Dividend payout ratio	41.9%	39.7%
ROA*	1.81%	1.90%
ROE*	13.8%	16.0%
ROATCE*	17.0%	18.9%
Average equity to average assets ratio	13.1%	11.8%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended September 30, 2019 increased $5.0 million compared to the three months ended September 30, 2018 (see Net Interest Income). The Company recorded a provision for loan losses of $0.3 million for the three months ended September 30, 2019 compared to a recovery of loan losses of $0.03 million for the three months ended September 30, 2018 (see Allowance and (Recovery of) Provision for Loan Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.9 million and non-interest expense increased $3.4 million for the three months ended September 30, 2019 from the three months ended September 30, 2018.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2018 are summarized in the following table (in millions):

	September 30,	December 31,
	2019	2018	$ Change	% Change

Investment securities	878.2	812.9	65.3	8.0%
Gross loans	3,582.6	3,587.6	(5.0)	(0.1)%

Total deposits	4,029.6	3,975.6	54.0	1.4%
Federal Funds purchased	—	40.0	(40.0)	(100.0)%

Investment securities increased $65.3 million (8.0%) from December 31, 2018 to $878.2 million at September 30, 2019, as the Company elected to grow investment balances to enhance net interest income, in conjunction with its interest rate risk management strategy.

Gross loans decreased $5.0 million (0.1%) from December 31, 2018 to $3.58 billion at September 30, 2019, primarily due to a decrease in commercial real estate loans of $23.0 million (1.6%). This decrease was partially offset by increases in commercial and industrial loans of $10.6 million (3.7%) and residential real estate loans of $8.1 million (0.5%).

Total deposits increased $54.0 million from December 31, 2018 to $4.03 billion at September 30, 2019 due to growth in savings deposits of $46.3 million, non-interest bearing deposits of $6.4 million, and time deposits of $2.1 million during the nine months ended September 30, 2019. These increases were partially offset by a decrease in demand deposits of $0.9 million.

Federal Funds purchased decreased $40.0 million from December 31, 2018, due to an increase in the Company's deposits.

Net Interest Income

Nine months ended September 30, 2019 vs. 2018

The Company’s tax equivalent net interest income increased $19.8 million, or 19.3%, from $102.3 million for the nine months ended September 30, 2018 to $122.1 million for the nine months ended September 30, 2019. Excluding the impact of accretion from fair value adjustments, net interest income increased $18.0 million for the nine months ended September 30, 2019. As a result of the acquisitions of Poage and Farmers Deposit, net interest income increased $12.4 million. In addition, higher yields on residential real estate loans increased interest income $3.7 million, higher yields on commercial loans increased interest income $2.2 million, while higher average balances on commercials loans increased interest income by $2.5 million, and higher average balances on residential real estate loans increased interest income by $1.9 million as compared to the nine months ended September 30, 2018. Additionally, higher average investment balances increased investment income by $2.9 million. These increases were partially offset by increased interest expense on interest bearing accounts ($6.8 million), primarily due to an increase in the cost of funds. The Company’s reported net interest margin increased from 3.52% for the nine months ended September 30, 2018 to 3.64% for the nine months ended September 30, 2019.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,792,013	$61,468	4.59%	$1,607,396	$51,083	4.25%
Commercial, financial, and agriculture(2)	1,704,141	63,796	5.01	1,498,612	50,646	4.52
Installment loans to individuals(2),(3)	57,263	2,656	6.20	34,472	1,604	6.22
Previously securitized loans(4)	***	477	***	***	748	***
Total loans	3,553,417	128,397	4.83	3,140,480	104,081	4.43
Securities:
Taxable	751,600	17,464	3.11	544,351	12,314	3.02
Tax-exempt(5)	99,555	2,856	3.84	91,147	2,677	3.93
Total securities	851,155	20,320	3.19	635,498	14,991	3.15
Deposits in depository institutions	82,214	1,038	1.69	116,532	1,043	1.20
Total interest-earning assets	4,486,786	149,755	4.46	3,892,510	120,115	4.13
Cash and due from banks	65,433			45,268
Bank premises and equipment	78,475			72,780
Goodwill and intangible assets	121,780			78,420
Other assets	191,231			174,378
Less: allowance for loan losses	(15,000)			(18,286)
Total assets	$4,928,705			$4,245,070

Liabilities
Interest-bearing demand deposits	$880,763	$2,796	0.42%	$782,883	$1,327	0.23%
Savings deposits	968,655	3,461	0.48	811,818	1,331	0.22
Time deposits(2)	1,370,934	18,511	1.81	1,120,459	12,083	1.44
Short-term borrowings	208,004	2,729	1.75	265,877	2,355	1.18
Long-term debt	4,053	140	4.62	16,495	680	5.51
Total interest-bearing liabilities	3,432,409	27,637	1.08	2,997,532	17,776	0.79
Noninterest-bearing demand deposits	811,411			694,453
Other liabilities	54,356			47,498
Stockholders’ equity	630,529			505,587
Total liabilities and stockholders’ equity	$4,928,705			$4,245,070
Net interest income		$122,118			$102,339
Net yield on earning assets			3.64%			3.52%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$711	$1,549

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2019	2018
	Residential real estate	$165	$350
	Commercial, financial and agriculture	1,968	545
	Installment loans to individuals	1	17
	Time deposits	527	—
		$2,661	$912

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2019 vs. 2018
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$5,867	$4,518	$10,385
Commercial, financial, and agriculture	6,946	6,204	13,150
Installment loans to individuals	1,061	(9)	1,052
Previously securitized loans	—	(271)	(271)
Total loans	13,874	10,442	24,316
Securities:
Taxable	4,688	462	5,150
Tax-exempt(1)	247	(68)	179
Total securities	4,935	394	5,329
Deposits in depository institutions	(307)	302	(5)
Total interest-earning assets	$18,502	$11,138	$29,640
Interest-bearing liabilities:
Interest-bearing demand deposits	$166	$1,303	$1,469
Savings deposits	257	1,873	2,130
Time deposits	2,701	3,727	6,428
Short-term borrowings	(513)	887	374
Long-term debt	(513)	(27)	(540)
Total interest-bearing liabilities	$2,098	$7,763	$9,861
Net Interest Income	$16,404	$3,375	$19,779

(1)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2019 vs. 2018
The Company’s tax equivalent net interest income increased $5.0 million, or 13.9%, from $35.7 million for the three months ended September 30, 2018 to $40.7 million for the three months ended September 30, 2019. Excluding the impact of accretion from fair value adjustments, net interest income increased $4.0 million for the three months ended September 30, 2019. As a result of the acquisitions of Poage and Farmers Deposit, net interest income increased $4.1 million. In addition, higher yields on residential real estate loans increased interest income $1.4 million and higher yields on commercial loans increased interest income by $0.4 million, as compared to the three months ended September 30, 2018. Further, higher average investment balances increased investment income by $0.9 million. These increases were partially offset by a decrease in interest income due to lower average deposit balances in depository institutions ($0.7 million) and increased interest expense on interest bearing accounts ($1.3 million), primarily due to an increase in the cost of funds. The Company’s reported net interest margin increased from 3.54% for the three months ended September 30, 2018 to 3.59% for the three months ended September 30, 2019.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,794,068	$20,564	4.55%	$1,618,829	$17,653	4.33%
Commercial, financial, and agriculture(2)	1,692,000	21,293	4.99	1,494,666	18,460	4.90
Installment loans to individuals(2),(3)	58,480	928	6.30	35,825	584	6.47
Previously securitized loans(4)	***	159	***	***	175	***
Total loans	3,544,548	42,944	4.81	3,149,320	36,872	4.64
Securities:
Taxable	790,207	6,044	3.03	554,157	4,216	3.02
Tax-exempt(5)	96,011	914	3.78	90,596	888	3.89
Total securities	886,218	6,958	3.11	644,753	5,104	3.14
Deposits in depository institutions	72,736	271	1.48	210,994	940	1.77
Total interest-earning assets	4,503,502	50,173	4.42	4,005,067	42,916	4.25
Cash and due from banks	67,106			49,933
Bank premises and equipment	78,091			72,733
Goodwill and intangible assets	121,124			78,294
Other assets	188,206			178,540
Less: allowance for loan losses	(13,786)			(17,247)
Total assets	$4,944,243			$4,367,320

Liabilities
Interest-bearing demand deposits	$881,476	$954	0.43%	$778,639	$526	0.27%
Savings deposits	978,198	1,159	0.47	816,597	537	0.26
Time deposits(2)	1,360,409	6,472	1.89	1,141,461	4,434	1.54
Short-term borrowings	187,301	814	1.72	350,832	1,435	1.62
Long-term debt	4,054	45	4.40	16,495	239	5.75
Total interest-bearing liabilities	3,411,438	9,444	1.10	3,104,024	7,171	0.92
Noninterest-bearing demand deposits	825,029			697,485
Other liabilities	58,857			50,093
Shareholders’ equity	648,919			515,718
Total liabilities and shareholders’ equity	$4,944,243			$4,367,320
Net interest income		$40,729			$35,745
Net yield on earning assets			3.59%			3.54%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$96	$1,325

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2019	2018
	Residential real estate	$50	$110
	Commercial, financial and agriculture	1,110	157
	Installment loans to individuals	13	3
	Time deposits	75	—
		$1,248	$270

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2019 vs. 2018
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,911	$1,000	$2,911
Commercial, financial, and agriculture	2,437	396	2,833
Installment loans to individuals	369	(25)	344
Previously securitized loans	—	(16)	(16)
Total loans	4,717	1,355	6,072
Securities:
Taxable	1,796	32	1,828
Tax-exempt(1)	53	(27)	26
Total securities	1,849	5	1,854
Deposits in depository institutions	(616)	(53)	(669)
Total interest-earning assets	$5,950	$1,307	$7,257
Interest-bearing liabilities:
Interest-bearing demand deposits	$69	$359	$428
Savings deposits	106	516	622
Time deposits	851	1,187	2,038
Short-term borrowings	(669)	48	(621)
Long-term debt	(180)	(14)	(194)
Total interest-bearing liabilities	$177	$2,096	$2,273
Net Interest Income	$5,773	$(789)	$4,984
(1) Computed on a fully federal taxable equivalent using a tax rate of 21%.

Non-GAAP Financial Measures

Management of the Company uses measures in its analysis of the Company's performance other than those in accordance with generally accepted accounting principals in the United States of America ("GAAP"). These measures are useful when evaluating the underlying performance of the Company's operations. The Company's management believes that these non-GAAP measures enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company's management believes that investors may use these non-GAAP financial measures to evaluate the Company's financial performance without the impact of those items that may obscure trends in the Company's performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they comparable to non-GAAP financial measures that may be presented by other companies. The following table reconciles fully taxable equivalent net interest income with net interest income as derived from the Company's financial statements, as well as other non-GAAP measures (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net interest income (GAAP)	$40,537	$35,558	$121,516	$101,778
Taxable equivalent adjustment	192	187	602	561
Net interest income, fully taxable equivalent	$40,729	$35,745	$122,118	$102,339

Equity to assets (GAAP)	13.10%	11.58%
Effect of goodwill and other intangibles, net	(2.17)	(1.59)
Tangible common equity to tangible assets	10.93%	9.99%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Residential real estate	$1,643,416	$1,635,338	$1,485,823
Home equity	150,808	153,496	143,540
Commercial and industrial	296,927	286,314	213,815
Commercial real estate	1,431,983	1,454,942	1,268,052
Consumer	54,799	51,190	31,869
DDA overdrafts	4,638	6,328	3,598
Total loans	$3,582,571	$3,587,608	$3,146,697

Loan balances decreased $5.0 million from December 31, 2018 to September 30, 2019.

Residential real estate loans increased $8.1 million from December 31, 2018 to September 30, 2019.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2019, $25.0 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2.7 million during the first nine months of 2019.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $10.6 million from December 31, 2018 to September 30, 2019.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $23.0 million from December 31, 2018 to September 30, 2019. At September 30, 2019, $55.3 million of the commercial real estate loans were for commercial properties under construction.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $3.6 million during the first nine months of 2019.

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

As a result of the Company’s quarterly analysis of the adequacy of the ALLL, the Company recorded a recovery of loan loss provision of $1.2 million during the nine months ended September 30, 2019, compared to a recovery of $1.9 million for the comparable period in 2018. The Company’s historical loss rate that is used to compute the allowance not specifically allocated to individual credits improved slightly during the quarter ended September 30, 2019, and reduced the Company’s ALLL, but was essentially offset by an increase in loan balances during the quarter. During the third quarter of 2019, the Company recorded a $0.3 million provision for loan loss expense related to a purchased credit impaired loan. Changes in the amount of the provision and related allowance are based on the Company’s detailed systematic methodology and are directionally consistent with changes in the composition and quality of the Company’s loan portfolio. The Company believes its methodology for determining the adequacy of its ALLL adequately provides for probable losses inherent in the loan portfolio and produces a provision and allowance for loan losses that is directionally consistent with changes in asset quality and loss experience.

The Company had net charge-offs of $1.6 million for the first nine months of 2019 and $0.6 million for the first nine months of 2018.  Net charge-offs in the first nine months of 2019 consisted primarily of net charge-offs of DDA overdrafts ($0.9 million), residential real estate loans ($0.6 million), and consumer loans ($0.3 million), which were partially offset by net recoveries on commercial real estate loans ($0.2 million) and commercial and industrial loans ($0.1 million).

Based on the Company’s analysis of the adequacy of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of September 30, 2019 is adequate to provide for probable losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Loan Losses

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	Nine months ended September 30,		Year ended December 31,
	2019	2018	2018
Balance at beginning of period	$15,966	$18,836	$18,836
Charge-offs:
Commercial and industrial	(68)	(724)	(733)
Commercial real estate	(394)	(349)	(369)
Residential real estate	(922)	(464)	(682)
Home equity	(160)	(219)	(219)
Consumer	(478)	(560)	(769)
DDA overdrafts	(1,985)	(1,976)	(2,701)
Total charge-offs	(4,007)	(4,292)	(5,473)
Recoveries:
Commercial and industrial	183	1,625	2,152
Commercial real estate	614	538	732
Residential real estate	282	275	367
Home equity	—	—	—
Consumer	211	130	166
DDA overdrafts	1,112	1,109	1,496
Total recoveries	2,402	3,677	4,913
Net charge-offs	(1,605)	(615)	(560)
(Recovery of) provision for loan losses	(1,175)	(1,910)	(2,310)
Balance at end of period	$13,186	$16,311	$15,966
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.06%	0.03%	0.02%
(Recovery of) provision for loan losses (annualized)	(0.04)%	(0.08)%	(0.07)%
As a Percent of Non-Performing Loans:
Allowance for loan losses	84.26%	142.06%	107.82%
As a Percent of Total Loans:
Allowance for loan losses	0.37%	0.52%	0.45%

Table Seven
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2019	2018	2018
Commercial and industrial	$2,704	$3,889	$4,060
Commercial real estate	3,096	4,597	4,495
Residential real estate	3,638	4,466	4,116
Home equity	1,193	1,304	1,268
Consumer	643	341	319
DDA overdrafts	1,912	1,714	1,708
Allowance for Loan Losses	$13,186	$16,311	$15,966

The ALLL decreased from $16.0 million at December 31, 2018 to $13.2 million at September 30, 2019.  Below is a summary of the changes in the components of the ALLL from December 31, 2018 to September 30, 2019.

The allowance related to the commercial and industrial loan portfolio decreased from $4.1 million at December 31, 2018 to $2.7 million at September 30, 2019, primarily due to an improvement in the overall average historical loss rate.

The allowance allocated to the commercial real estate portfolio decreased from $4.5 million at December 31, 2018 to $3.1 million at September 30, 2019, primarily due to an improvement in historical loss rates and lower outstanding balances.

The allowance related to the residential real estate loan portfolio decreased from $4.1 million at December 31, 2018 to $3.6 million at September 30, 2019, primarily due to an improvement in historical loss rates.

The allowance related to the consumer loan portfolio increased from $0.3 million at December 31, 2018 to $0.6 million at September 30, 2019, due to an increase in historical loss rates, as well as an increase in loan balances.

Table Eight
Non-Accrual and Past-Due Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	As of September 30,		December 31,
	2019	2018	2018
Non-accrual loans	$15,197	$11,447	$14,551
Accruing loans past due 90 days or more	452	35	257
Total non-performing loans	15,649	11,482	14,808
Other real estate owned ("OREO")	2,326	4,259	4,608
Total non-performing assets	$17,975	$15,741	$19,416

Non-performing loans (as a percent of loans and OREO)	0.50%	0.50%	0.54%

Past-due loans	$10,207	$6,867	$13,131
Past-due loans (as a percentage of total loans)	0.28%	0.22%	0.37%

The Company’s ratio of non-performing assets to total loans and OREO decreased from 0.54% at December 31, 2018 to 0.50% at September 30, 2019. Excluded from this ratio are purchased credit-impaired loans in which the Company estimated cash flows and estimated a credit mark. These loans are considered performing loans provided that the loan is performing in accordance with the estimated expectations. Such loans would be considered non-performing loans if the loan's performance deteriorates below the initial expectations. Total past due loans decreased from $13.1 million, or 0.37% of total loans outstanding, at December 31, 2018 to $10.2 million, or 0.28% of total loans outstanding, at September 30, 2019.

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

Table Nine
Impaired Loans

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	As of September 30,		As of December 31,
	2019	2018	2018
Impaired loans with a valuation allowance	$5,748	$5,709	$2,985
Impaired loans with no valuation allowance	4,035	4,841	7,521
Total impaired loans	$9,783	$10,550	$10,506

Allowance for loan losses allocated to impaired loans	$884	$356	$428

The average recorded investment in impaired loans during the nine months ended September 30, 2019 and September 30, 2018 was $9.9 million and $10.5 million, respectively.  There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at September 30, 2019.

The Company recognized $0.2 million of interest income received in cash on non-accrual and impaired loans for both the nine months ended September 30, 2019 and September 30, 2018.  Approximately $0.1 million and $0.2 million of interest income would have been recognized during the nine months ended September 30, 2019 and September 30, 2018, respectively, if such loans had been current in accordance with their original terms.

Table Ten
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of September 30,		December 31,
	2019	2018	2018

Residential real estate	$21,320	$20,589	$23,521
Home equity	3,034	2,941	3,030
Commercial and industrial	83	108	98
Commercial real estate	8,100	8,231	8,205
Total TDRs	$32,537	$31,869	$34,854

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 69% of the Company's total TDRs as of September 30, 2019. The average age of these TDRs was 12.4 years; the average current balance as a percentage of the original balance was 68.7%; and the average loan-to-value ratio was 64.1% as of September 30, 2019. Of the total 465 Chapter 7 related TDRs, 29 had an estimated loss exposure based on the current balance and appraised value at September 30, 2019.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2019 vs. 2018
(in millions)

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Net investment securities gains	$—	$1.2	$(1.2)	(100.0)%
Non-interest income, excluding net investment securities gains	50.4	44.7	5.7	12.8
Merger related expenses	0.8	0.2	0.6	300.0
Non-interest expense, excluding merger related expenses	87.8	74.7	13.1	17.5

Non-Interest Income: Non-interest income was $50.4 million for the nine months ended September 30, 2019 as compared to $45.9 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company realized a security gain of $0.07 million due to the call of a security and $0.03 million of unrealized fair value losses on the Company's equity securities compared to $1.2 million of unrealized fair value gains on the Company's equity securities for the nine months ended September 30, 2018. Exclusive of these investment gains and losses, non-interest income increased from $44.7 million for the nine months ended September 30, 2018 to $50.4 million for the nine months ended September 30, 2019. This increase was largely attributable to an increase of $2.4 million, or 17.6%, in bankcard revenues and an increase of $1.5 million, or 6.9%, in service charges, with $1.1 million and $1.2 million, respectively, due to the acquisitions of Poage and Farmers Deposit. In addition, bank owned life insurance revenues increased $0.6 million and other income increased $0.9 million. Other income increased due to the completion of the sale of the Company's Virginia Beach, VA branch to Select Bancorp, Inc. on June 28, 2019. As a result of this transaction, the Company recognized a gain of $0.7 million.

Non-Interest Expense: During the nine months ended September 30, 2019 and September 30, 2018, the Company incurred $0.8 million and $0.2 million, respectively, of acquisition and integration expenses associated with the acquisitions of Poage and Farmers Deposit. Excluding these expenses, non-interest expenses increased $13.1 million (17.6% increase) from $74.7 million in the nine months ended September 30, 2018 to $87.8 million in the nine months ended September 30, 2019. This increase was primarily due to an increase in salaries and employee benefits of $5.8 million due to the acquisitions of Poage and Farmers Deposit ($3.5 million) and annual salary adjustments ($1.9 million). In addition, other expenses increased $3.6 million, equipment and software expenses increased $1.0 million, occupancy related expenses increased $1.0 million, and bankcard expenses increased $1.0 million. These expenses were primarily attributable to the acquisitions of Poage and Farmers Deposit.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2019 was 21.1% compared to 20.6% for the nine months ended September 30, 2018.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2019 vs. 2018
(in millions)

	Three months ended September 30,
	2019	2018	$ Change	% Change
Net investment securities gains	$(0.3)	$0.4	$(0.7)	(175.0)%
Non-interest income, excluding net investment securities gains	17.0	15.4	1.6	10.4%
Merger related expenses	—	0.2	(0.2)	(100.0)%
Non-interest expense, excluding merger related expenses	28.4	24.8	3.6	14.5%

Non-Interest Income: Non-interest income was $16.7 million for the third quarter of 2019 as compared to $15.8 million for the third quarter of 2018. During the third quarter of 2019, the Company reported $0.2 million of unrealized fair value losses on the Company’s equity securities compared to $0.4 million of unrealized fair value gains on the Company’s equity securities in the third quarter of 2018. Exclusive of these unrealized fair value gains and losses, non-interest income increased from $15.4 million for the third quarter of 2018 to $17.0 million for the third quarter of 2019. This increase was largely attributable to an increase of $0.8 million, or 16.3%, in bankcard revenues and an increase of $0.6 million, or 7.7%, in service charges, with $0.4 million and $0.5 million, respectively, due to the late 2018 acquisitions of Poage and Farmers Deposit. In addition, trust and investment management fee income increased $0.2 million.

Non-Interest Expense: Non-interest expenses increased $3.4 million (13.4% increase), from $25.0 million in the third quarter of 2018 to $28.4 million in the third quarter of 2019. This increase was predominantly due to an increase in salaries and employee benefits of $1.6 million due to the acquisitions of Poage and Farmers Deposit ($1.2 million) and annual salary adjustments ($0.6 million), that were partially offset by lower health insurance expenses ($0.3 million). Primarily due to the acquisitions of Poage and Farmers Deposit, other expenses increased $1.0 million, bankcard expenses increased $0.4 million, occupancy related expenses increased $0.4 million and equipment and software related expenses increased $0.3 million from the third quarter of 2018 to the third quarter of 2019. Partially offsetting these increases was a decrease of $0.3 million in FDIC insurance expense. As the Deposit Insurance Fund (“DIF”) reserve ratio exceeded 1.38% at June 30, 2019, the Company received a Small Bank Assessment Credit for the full amount of its Federal Deposit Insurance Corporation (“FDIC”) assessment. Based on its remaining credit, the Company does not expect to record FDIC expense until the second quarter of 2020.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2019 was 21.7% compared to 21.3% for the three months ended September 30, 2018.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
September 30, 2019
+300	5.00%	+2.9%
+200	4.00	+4.2
+100	3.00	+3.3
-50	1.50	-1.2
-100	1.00	-6.8
-200	0.00	-13.5

December 31, 2018
+300	5.50%	+1.6%
+200	4.50	+2.6
+100	3.50	+2.8
-50	2.00	-3.1
-100	1.50	-6.9
-200	0.50	-16.3

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2019, City National could pay dividends up to $78.1 million plus net profits for the remainder of 2019, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Over the next 12 months, City Holding has an obligation to remit interest payments approximating $0.2 million on the junior subordinated deferrable interest debentures held by Town Square Statutory Trust I. However, interest payments on the debentures can be deferred for up to five years under certain circumstances.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $35.4 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2019.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.7 million of additional cash over the next 12 months. As of September 30, 2019, City Holding reported a cash balance of $10.6 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

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

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2019, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2019, City National has the capacity to borrow $1.9 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 72.0% as of September 30, 2019 and deposit balances fund 81.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $878.2 million at September 30, 2019, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $206.7 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 54.0% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $70.2 million of cash from operating activities during the first nine months of 2019, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $52.8 million of cash in investing activities during the first nine months of 2019, primarily due to purchases of securities available-for-sale of $170.4 million, purchases of other investments of $10.4 million, and the sale of the Virginia Beach branch for $24.7 million. These decreases were partially offset by proceeds from sales and maturities of securities available-for-sale of $125.5 million, proceeds from sales of other investments of $12.6 million, proceeds from maturities and calls of held-to-maturity securities of $9.6 million, and a net decrease in loans of $5.3 million. The Company used $24.2 million of cash in financing activities during the first nine months of 2019, principally as a result of a decrease in short-term borrowings of $59.3 million, dividends paid of $26.3 million to the Company's common stockholders, and purchases of treasury stock of $19.4 million. These decreases were partially offset by increases in interest-bearing deposits of $63.1 million and non-interest bearing deposits of $17.2 million.

Capital Resources

Shareholders' equity increased $48.8 million for the nine months ended September 30, 2019 due to net income of $66.7 million, other comprehensive income of $25.9 million, and stock based related compensation expense of $1.9 million. These increases were partially offset by cash dividends declared of $26.8 million and the repurchase of 260,674 common shares at a weighted average price of $74.54 per share ($19.4 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019.

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

September 30, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$518,175	15.6%	$232,287	7.0%	$215,695	6.5%
City National Bank	461,067	14.0%	230,519	7.0%	214,053	6.5%
Tier I Capital
City Holding Company	522,175	15.7%	282,063	8.5%	265,471	8.0%
City National Bank	461,067	14.0%	279,916	8.5%	263,450	8.0%
Total Capital
City Holding Company	535,441	16.1%	348,430	10.5%	331,839	10.0%
City National Bank	474,333	14.4%	345,779	10.5%	329,313	10.0%
Tier I Leverage Ratio
City Holding Company	522,175	10.9%	192,136	4.0%	240,170	5.0%
City National Bank	461,067	9.7%	189,789	4.0%	237,236	5.0%

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier I Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier I Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of September 30, 2019, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2019, management believes that City Holding and City National have met all capital adequacy requirements.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) went into effect.  The Regulatory Relief Act provides for a simplification of the minimum capital level requirements applicable to the Company.  The FDIC issued its final rules regarding this change on September 17, 2019.  Beginning on March 31, 2020, the Company will have the option of using a single community bank leverage ratio (Tier 1 capital to average consolidated assets) requirement of over nine percent to qualify as “well-capitalized.”  This new framework will replace the Basel III Capital Rules applicable to the Company.  As of September 30, 2019, the Company would have satisfied the community bank leverage ratio requirement had it been in effect.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 -	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended September 30, 2019:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 - July 31, 2019	—	$—	161,950	838,050
August 1 - August 31, 2019	75,823	$74.26	237,773	762,227
September 1 - September 30, 2019	22,901	$73.86	260,674	739,326

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: November 6, 2019