Form 10-K
period 2019-12-31
CITY HOLDING CO
filed 2020-02-27
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
OR
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ____________To_____________.

Commission File Number 0-11733
CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia		55-0619957
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston	West Virginia	25313
(Address of principal executive offices)		(Zip Code)
(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol (s)	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	CHCO	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[X]	No	[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[ ]	No	[ X ]

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.2 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 21, 2020, there were 16,278,279 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2020 annual shareholders’ meeting to be held on April 15, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for loan losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National provides banking, trust and investment management and other financial solutions through its network of 95 bank branches and 918 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

In December 2018, the Company acquired Poage Bankshares, Inc., of Ashland, Kentucky and its principal banking subsidiary, Town Square Bank (collectively, "Poage") and Farmers Deposit Bancorp, Inc., of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank (collectively, "Farmers Deposit").

In July 2019, the Company sold its Virginia Beach, Virginia, branch to Select Bank & Trust Company.

For the second consecutive year, the Company received the highest ranking in customer satisfaction in the north central region in J.D. Power's 2019 U.S. Retail Banking Satisfaction Study.

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

•
Mortgage Banking - City National provides mortgage banking services, including fixed and adjustable-rate mortgages, construction financing, land loans, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.

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

City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2019, approximately 49% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2019, City National reported $308 million of loans classified as “Commercial and Industrial.”

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2019, City National reported $1.46 billion of loans classified as “Commercial Real Estate.”

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

City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2019, City National was within its internally designated concentration limits. Further, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings", no other NAICS industry classification exceeded 10% of total loans at December 31, 2019. Loans to "Lessors of Nonresidential Buildings" were 12% of total loans at December 31, 2019. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2019, the Company had $1.3 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market; once sold these loans are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. As of December 31, 2019, City National reported $1.64 billion of loans classified as “Residential Real Estate.”

City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2019, City National reported $149 million of loans classified as “Home Equity.”

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2019, City National reported $54 million of loans classified as “Consumer.”

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2019, City National reported $5 million of loans classified as “DDA Overdrafts.”

City National’s loan underwriting guidelines and standards are updated periodically with suggested revisions presented to City Holding Company's Board of Directors for approval. The purpose of the underwriting guidelines and standards is to grant loans on a sound and collectible basis; to invest available funds in a safe and profitable manner; to serve the legitimate credit needs of the communities in City National's primary market area; and to ensure that all loan applicants receive fair and equal treatment throughout the lending process. The underwriting guidelines and standards are intended to: (i) minimize loan losses by carefully investigating the credit history and creditworthiness of each applicant; (ii) verify the source of repayment and the ability of the applicant to repay; (iii) adequately collateralize those loans in which collateral is deemed to be required; (iv) exercise appropriate care in the documentation of the application, review, approval, and origination processes; and (v) administer a comprehensive loan collection program. The underwriting guidelines are adhered to by the loan officer assigned to the loan application and are subject to his or her experience, background and personal judgment.

Market Area

City National operates a network of 95 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 58 branches in West Virginia, 20 branches in Kentucky,13 branches in Virginia and 4 branches in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

City National also provides commercial products and services to customers that are outside of its branches' geographical footprint, such as the Charlotte, North Carolina and Pittsburgh, Pennsylvania markets. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2019, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $307 million, or 17% of City National's outstanding commercial loan balances.

City National has approximately 13% of the deposit market share in the counties of West Virginia where its bank branches are located. In Kentucky, City National has approximately 3% of the deposit market share in the counties where its bank branches are located. In Virginia, City National has approximately 10% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Lawrence County, Ohio, City National has approximately 18% of the deposit market share.

According to the most recent U.S. Census Bureau estimates (2018), in the West Virginia counties where City National's bank branches are located, the population was approximately 1.0 million and has decreased 0.6% since 2010.  The population in the counties that City National serves in Kentucky increased 4.4% since 2010. The population in the counties City National serves in Virginia along the I-81 corridor has increased 6.8% since 2010, which is more comparable to the national average increase of approximately 6.0%, and in Lawrence County, Ohio, where City National has three bank branches, the population has decreased 4.1% since 2010.

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

City National is organized as a national banking association under the National Bank Act of 1863, as amended (the "National Bank Act"). It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors of the banks and FDIC's insurance fund. The National Bank Act generally requires each national bank to maintain reserves against deposits, restricts the nature and amount of loans that the bank may make and the interest the bank may charge on such loans, and restricts investments and other activities of the bank.

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

The Volcker Rule was adopted under the Dodd-Frank Act and prohibits certain entities, including the Company and its affiliates, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds and engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments.

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

The Company is also subject to the Gramm-Leach Bliley Act of 1999, which governs the distribution and protection of information about its customers, the Equal Credit Opportunity Act, which ensures fair and nondiscriminatory lending practices, the Truth in Lending Act and Truth in Savings Act, which makes it easier for customers to compare products and services offered by financial institutions, the Home Mortgage Disclosure Act, which imposes additional disclosure requirements on the Company related to information about its mortgage lending, and other federal and state laws and regulations.

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

As of January 1, 2019, the Basel III Capital Rules require City Holding and City National to maintain minimum Common Equity Tier 1 ("CET 1"), Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (dollars in thousands):

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier 1 Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier 1 Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

December 31, 2018	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier 1 Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier 1 Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

Management believes that, as of December 31, 2019, City Holding and City National meet all capital adequacy requirements under Basel III. In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2019, City National could pay dividends up to $76.8 million without prior regulatory permission. No dividends were paid in 2019 or 2018 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

Under federal law, City National may not, subject to certain limited exceptions, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower. City National is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Governmental Policies

The Federal Reserve Board regulates money and credit and interest rates in the United States in order to influence general economic conditions. These policies have a significant influence on overall economic growth, demand and distribution of bank loans, investments and deposits, and interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of banks and bank holding companies in the past and are expected to continue to do so in the future.

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

The Company's FDIC insurance expense for the past three years is shown in the table below (in thousands). The FDIC insurance expense includes deposit assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds (the last FICO assessment was collected on the March 31, 2019 assessment).

	For the year ended December 31,
	2019	2018	2017
FDIC insurance expense	$638	$1,251	$1,348

On January 24, 2019, the Company was notified by the FDIC that it was eligible for small bank assessment credits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded 1.35%, two deposit assessment changes occurred under the FDIC regulations: (i) surcharges on large banks (total consolidated assets of $10 billion or more) ended and (ii) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The credit will be applied automatically each quarter that the reserve ratio is at least 1.38%, up to the full amount of the bank's credit or assessment, whichever is less. The Company utilized the credit during the third and fourth quarters of 2019 and anticipates using the credit during the first and second quarters of 2020.

Under the Federal Deposit Insurance Act, as amended (“FDIA") the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Cybersecurity

Federal regulators issued two statements regarding cybersecurity: (i) a statement indicating that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institutions; and (ii) a statement indicating the expectation of a financial institution's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption and maintenance of the financial institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to: (a) enable recovery of data and business operations, (b) address rebuilding network capabilities, and (c) restore data if the financial institution or any of its critical service providers fall victim to this type of cyber-attack. If the Company does not comply with this regulatory guidance, it could be subject to various regulatory sanctions, as well as financial penalties.

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

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance in the financial services industry generally.  The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

Executive Officers of the Registrant

At December 31, 2019, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	57	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
Craig G. Stilwell	64	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since February 2005.
John A. DeRito	69	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	54	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Jeffrey D. Legge	55	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

Employees

The Company had 918 full-time equivalent employees at December 31, 2019.

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

The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Kentucky, Virginia and southeastern Ohio. The volatility in oil and gas prices since 2014 has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company has limited direct exposure to coal industry specific loans. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result, the Company’s operating results and financial condition could be negatively impacted.

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

Certain Banking Laws May Have an Anti–Takeover Effect

Application of certain federal banking laws and regulations applicable to the Company and City National, including regulatory approval requirements for change in control, merger or other business combination transactions, could make it more difficult for a third party to acquire the Company or City National, even if doing so would be perceived to be beneficial to the Company's shareholders. These laws and regulations effectively inhibit a non–negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's common stock.

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

The Company Is Subject to Environmental Liability Risk

A significant portion of the Company’s loan portfolio is secured by real property. In the ordinary course of the Company's business, it sometimes takes title to real property collateral through foreclosure after a borrower defaults on the loan for which the real property is collateral. There is a risk that hazardous or toxic substances could be present on properties that the Company acquires by way of foreclosure. The Company may be liable for remediation costs, as well as for personal injury and property damage relating to any hazardous or toxic substances present on the properties it acquires in foreclosure. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. Furthermore, remediation costs and financial and other liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject to Interest Rate Risk

Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of

Governors of the Federal Reserve System. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore its earnings and net profit, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Company’s Allowance for Loan Losses May Not be Sufficient

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable incurred losses in the existing loan portfolio. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

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

New Accounting Standard Will Result in a Significant Change in How the Company Estimates Credit Losses

Effective January 1, 2020, the Company implemented the provision of Accounting Standards Update (ASU) 2016–13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology for estimating credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. The new current expected credit loss (CECL) model will apply to the Company’s allowance for loan losses, available–for–sale and held–to–maturity debt securities, purchased financial assets with credit deterioration, and certain off–balance sheet credit exposures. The Company has completed its CECL implementation plan, segmentation and testing, and model validation. The measurement of expected credit losses under this new standard will take place at the time the financial asset is first added to the Company’s balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles, which delays recognition until it is probable a loss has been incurred. Adoption and application of this new standard could require a significant increase the allowance and could create more volatility in the level of the allowance.

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

The Company’s ability to compete successfully depends on a number of factors, including our ability to develop, maintain, and build long-term customer relationships; our ability to expand our market area and range of services and products offered; our ability to keep up-to-date with technological advancements, both with respect to new and existing products and with respect to cybersecurity; customer satisfaction with our products and services; and general industry and economic trends. Failure to perform successfully in any of these areas could significantly weaken our competitive position. If the Company is unable to attract new customers and retain current customers, loan and deposit growth could decrease, causing the Company’s results of operations and financial condition to be negatively impacted.

New Lines of Business or New Products and Services May Subject the Company to Additional Risks

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or products and services, the Company may invest significant time and resources. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. If we are unable to successfully manage these risks in the development and implementation of new lines of business or new products or services, it could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2019, the Company’s goodwill and other identifiable intangible assets were approximately $120 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2019. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

The Company’s ability to raise additional capital, whether in the form of debt or equity, is dependent on several factors, including the condition of capital markets, investment demand, and the Company’s financial condition and performance. We cannot assure that we will be able to raise additional capital in the future on terms that are favorable or acceptable to us, or at all.

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

System Failure, Cybersecurity Breaches, Fraud and Employee Misconduct Could Subject the Company to Increased Operating Costs, as Well as Litigation and Other Potential Losses

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company’s operations could have an adverse effect on its financial condition and results of operations. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including our mobile and Internet banking activities, against damage from physical break-ins, cybersecurity breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, and other disruptive problems. The Company is further exposed to the risk that its third-party service providers may be unable to fulfill their contractual obligations with respect to managing the Company’s information and systems. Any cybersecurity breach or other disruptions, whether by the Company or our third-party vendors, would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its using Internet banking services. The Company could incur substantial costs and suffer other negative consequences, such as: remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers in an effort to maintain relationships after an attack; increased cybersecurity protection costs, such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; and damage to the Company's competitiveness, stock price, and long-term shareholder values.

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

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. The Company faces risk of fraudulent activity in many forms, including online payment transfer fraud, debit card fraud, check fraud, mechanical devices attached to ATMs or ITMs, phishing attacks to obtain personal information, email-related frauds and the impersonation of Company executives or vendors, and impersonation of clients through the use of falsified or stolen credentials. The Company may suffer losses as a result of fraudulent activity committed against it, its customers, and other counterparties.

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

The Company Is Subject to Possible Claims and Litigation Relating to Fiduciary Activities

A significant portion of the business conducted in the Company's trust division involves the Company assuming the special role of a fiduciary to its customers and to the beneficiaries of its customers' assets. Customers or beneficiaries could make claims and take legal action relating to the Company’s fiduciary activities. Whether such claims and legal action related to the Company's performance of its fiduciary responsibilities are founded or unfounded, if such matters are not resolved in a manner favorable to the Company, they may result in significant financial liability. Furthermore, the mere existence of a claim or legal action related to the Company’s fiduciary activities could adversely affect the Company’s reputation among customers and prospective customers. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

City National owns seventy-six bank branch locations and leases nineteen bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates two loan production offices leased in Charlotte, North Carolina and Cincinnati, Ohio.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 21, 2020, there were 2,668 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Nineteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2019, City National could pay $76.8 million in dividends without prior regulatory permission.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2019, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Fifteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	46,251	$52.74	450,632
Plans not approved by shareholders	—	—	—
Total	46,251	$52.74	450,632

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2019, as well as the Nasdaq Composite Index and the KBW Nasdaq Bank Index.

	2014	2015	2016	2017	2018	2019
City Holding Company	$100.00	$101.59	$156.11	$159.94	$164.50	$205.35
NASDAQ Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
KBW Nasdaq Bank Index	$100.00	$100.49	$129.14	$153.15	$126.02	$171.55

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Table One
Five-Year Financial Summary
(in thousands, except per share data)

	2019	2018(1)	2017	2016	2015(2)
Summary of Operations
Total interest income	$197,700	$163,901	$142,930	$132,152	$127,074
Total interest expense	36,339	25,692	16,805	13,207	11,830
Net interest income	161,361	138,209	126,125	118,945	115,244
(Recovery of) provision for loan losses	(1,250)	(2,310)	3,006	4,395	6,988
Total non-interest income	68,490	60,564	63,607	58,825	67,206
Total non-interest expenses	117,614	113,066	95,981	96,164	92,951
Income before income taxes	113,487	88,017	90,745	77,211	82,511
Income tax expense	24,135	18,015	36,435	25,083	28,414
Net income available to common shareholders	89,352	70,002	54,310	52,128	54,097

Per Share Data
Net income basic	$5.43	$4.50	$3.49	$3.46	$3.54
Net income diluted	5.42	4.49	3.48	3.45	3.53
Cash dividends declared	2.20	1.98	1.78	1.72	1.68
Book value per share	40.36	36.29	32.17	29.25	27.62

Selected Average Balances
Total loans	$3,567,143	$3,168,827	$3,082,448	$2,920,837	$2,691,304
Securities	859,575	650,697	582,124	495,206	383,685
Interest-earning assets	4,511,544	3,942,285	3,691,714	3,426,158	3,084,722
Deposits	4,042,956	3,460,306	3,298,385	3,166,817	2,947,543
Long-term debt	4,054	16,053	16,495	16,495	16,495
Total shareholders’ equity	637,915	514,083	492,668	431,031	415,051
Total assets	4,953,727	4,303,364	4,079,674	3,835,081	3,564,730

Selected Year-End Balances
Net loans	$3,604,510	$3,571,642	$3,108,574	$3,026,496	$2,843,283
Securities	887,632	812,891	628,985	539,604	471,318
Interest-earning assets	4,555,217	4,468,474	3,784,453	3,611.706	3,345,136
Deposits	4,075,894	3,975,559	3,315,634	3,231,653	3,083,975
Long-term debt	4,056	4,053	16,495	16,495	16,495
Total shareholders’ equity	657,983	600,764	502,507	442,438	419,272
Total assets	5,018,756	4,899,012	4,132,281	3,984,403	3,714,059

Performance Ratios
Return on average assets	1.80%	1.63%	1.33%	1.36%	1.52%
Return on average equity	14.0	13.6	11.0	12.1	13.0
Return on average tangible common equity	17.3	16.2	13.1	14.8	15.8
Net interest margin	3.59	3.52	3.46	3.50	3.76
Efficiency ratio	50.0	50.0	51.5	54.8	53.7
Dividend payout ratio	40.6	44.0	51.0	49.7	47.5

	2019	2018(1)	2017	2016	2015(2)
Asset Quality
Net charge-offs to average loans	0.09%	0.02%	0.13%	0.13%	0.29%
(Recovery of) provision for loan losses to average loans	(0.04)	(0.07)	0.10	0.15	0.26
Allowance for loan losses to nonperforming loans	98.57	107.82	178.39	140.10	110.37
Allowance for loan losses to total loans	0.32	0.45	0.60	0.65	0.67
Non-performing assets as a percentage of total loans and OREO	0.45	0.54	0.45	0.61	0.84

Consolidated Capital Ratios
CET 1 Capital	16.0%	15.1%	15.1%	13.3%	13.7%
Tier 1 Capital	16.2	15.2	15.7	13.9	14.3
Total Capital	16.5	15.7	16.4	14.7	15.1
Tier 1 Leverage	11.0	11.4	11.0	10.2	10.2
Average equity to average assets	13.0	11.9	12.1	11.2	11.6
Tangible equity to tangible assets (end of period)	11.0	10.0	10.5	9.3	9.3

Full-time equivalent employees	918	891	839	847	853

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

The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	28
	b.	Analysis of Net Interest Earnings	29
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	29

2.	Investment Portfolio
	a.	Book Value of Investments	35
	b.	Maturity Schedule of Investments	35
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	35

3.	Loan Portfolio
	a.	Types of Loans	36
	b.	Maturities and Sensitivity to Changes in Interest Rates	36
	c.	Risk Elements	40
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		39

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	28
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	44

6.	Return on Equity and Assets		23

7.	Short-term Borrowings		44

CITY HOLDING COMPANY

City Holding Company (the “Company”), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 95 bank branches in West Virginia (58), Kentucky (20), Virginia (13) and Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, generally ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

In December 2018, the Company acquired Poage Bankshares, Inc., of Ashland, Kentucky and its principal banking subsidiary, Town Square Bank (collectively, "Poage") and Farmers Deposit Bancorp, Inc., of Cynthiana, Kentucky and its principal banking subsidiary, Farmers Deposit Bank (collectively, "Farmers Deposit").

In July 2019, the Company sold its Virginia Beach, Virginia, branch to Select Bank & Trust Company.

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

The Allowance and Provision for Loan Losses section of this Annual Report on Form 10-K provides management’s analysis of the Company’s allowance for loan losses and related provision. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio. Management’s determination of the appropriateness of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The allowance not specifically allocated to individual credits is generally determined by analyzing potential exposure and other qualitative factors that could negatively impact the overall credit risk of the loan portfolio. Loans not individually evaluated for impairment are grouped by pools with similar risk characteristics and the related historical loss rates are adjusted to reflect current inherent risk factors, such as unemployment, overall economic conditions, concentrations of credit, loan growth, classified and impaired loan trends, staffing, adherence to lending policies, and loss trends.

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2016 through 2018.

FINANCIAL SUMMARY

The Company’s financial performance over the previous three years is summarized in the following table:

	2019	2018	2017

Net income available to common shareholders (in thousands)	$89,352	$70,002	$54,310
Earnings per common share, basic	$5.43	$4.50	$3.49
Earnings per common share, diluted	$5.42	$4.49	$3.48
ROA*	1.80%	1.63%	1.33%
ROE*	14.0%	13.6%	11.0%
ROATCE*	17.3%	16.2%	13.1%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

Selected balance sheet fluctuations are summarized in the following table (in millions):

	December 31,
	2019	2018	$ Change	% Change

Investment securities	$887.6	$812.9	$74.7	9.2%
Gross loans	3,616.1	3,587.6	28.5	0.8

Total deposits	4,075.9	3,975.6	100.3	2.5
Shareholders' equity	658.0	600.8	57.2	9.5

Investment securities increased $75 million, from $813 million at December 31, 2018, to $888 million at December 31, 2019 as the Company elected to grow investment balances to enhance net interest income, in conjunction with its interest rate risk management strategy.

Gross loans increased $29 million, from $3.59 billion at December 31, 2018 to $3.62 billion at December 31, 2019, primarily due to increases in commercial loans of $26.5 million (1.5%) and residential real estate loans of $5.1 million (0.3%).

Total deposits increased $100 million, from $3.98 billion at December 31, 2018 to $4.08 billion at December 31, 2019. The Company experienced increases in savings deposits ($75.6 million), noninterest bearing deposits ($16.0 million), and time deposits ($11.9 million).

Shareholders' equity increased $57 million from December 31, 2018 to December 31, 2019, primarily due to net income of $89 million and other comprehensive income of $20 million, which were partially offset by cash dividends declared of $36 million and treasury stock purchases of $19 million.

TABLE TWO
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2019			2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,791,636	$81,603	4.55%	$1,629,950	$69,765	4.28%	$1,598,579	$63,649	3.98%
Commercial, financial, and agriculture(3)	1,717,381	84,167	4.90	1,501,667	68,981	4.59	1,450,144	58,243	4.02
Installment loans to individuals(3),(4)	58,126	3,559	6.12	37,210	2,349	6.31	33,725	2,514	7.45
Previously securitized loans(5)	—	684	—	—	960	—	—	1,346	—
Total loans	3,567,143	170,013	4.77	3,168,827	142,055	4.48	3,082,448	125,752	4.08
Securities:
Taxable	761,358	23,389	3.07	559,125	17,337	3.10	492,783	14,387	2.92
Tax-exempt(6)	98,217	3,756	3.82	91,572	3,598	3.93	89,341	4,163	4.66
Total securities	859,575	27,145	3.16	650,697	20,935	3.22	582,124	18,550	3.19
Deposits in depository institutions	84,826	1,332	1.57	122,761	1,666	1.36	27,142	85	0.31
Total interest-earning assets	4,511,544	198,490	4.40	3,942,285	164,656	4.18	3,691,714	144,387	3.91
Cash and due from banks	65,664			47,562			85,473
Bank premises and equipment	78,103			73,196			73,540
Goodwill and intangible assets	121,460			82,117			78,881
Other assets	191,422			176,110			170,312
Less: allowance for loan losses	(14,466)			(17,906)			(20,246)
Total assets	$4,953,727			$4,303,364			$4,079,674

Liabilities
Interest-bearing demand deposits	$878,716	3,490	0.40%	$792,765	2,114	0.27%	$705,412	643	0.09%
Savings deposits	977,327	4,405	0.45	820,474	2,133	0.26	832,512	1,311	0.16
Time deposits(3)	1,368,752	24,771	1.81	1,142,629	17,150	1.50	1,067,181	12,872	1.21
Short-term borrowings	211,452	3,491	1.65	265,157	3,415	1.29	230,529	1,214	0.53
Long-term debt	4,054	182	4.49	16,053	880	5.48	16,495	765	4.64
Total interest-bearing liabilities	3,440,301	36,339	1.06	3,037,078	25,692	0.85	2,852,129	16,805	0.59
Noninterest-bearing demand deposits	818,161			704,438			693,280
Other liabilities	57,350			47,765			41,597
Total shareholders’ equity	637,915			514,083			492,668
Total liabilities and shareholders’ equity	$4,953,727			$4,303,364			$4,079,674
Net interest income		$162,151			$138,964			$127,582
Net yield on earning assets			3.59%			3.52%			3.46%

1.	For purposes of this table, non-accruing loans have been included in average balances and the following loan fees (in thousands) have been included in interest income:

	2019	2018	2017
Loan fees	$863	$1,827	$847

2.Includes the Company's residential real estate and home equity loan categories.

3.	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2019	2018	2017
Residential real estate	$323	$407	$530
Commercial, financial, and agriculture	2,366	994	1,345
Installment loans to individuals	47	19	44
Time deposits	843	—	16
Total	$3,579	$1,420	$1,935

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.

6.	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017.

NET INTEREST INCOME

2019 vs. 2018

The Company’s net interest income increased from $138.2 million for the year ended December 31, 2018 to $161.4 million for the year ended December 31, 2019. The Company’s tax equivalent net interest income increased $23.2 million, or 16.7%, from $139.0 million for the year ended December 31, 2018 to $162.2 million for the year ended December 31, 2019. The acquisitions of Poage and Farmers Deposit accounted for $18.3 million of this increase, while higher loan yields on residential real estate and commercial loans increased net interest income $5.7 million and $1.5 million, respectively, and higher average balances on commercial loans ($51.7 million) increased interest income by $2.3 million as compared to the year ended December 31, 2018. In addition, higher average investment balances ($98.1 million) increased investment income by $3.1 million and an increase in accretion from fair value adjustments increased interest income by $2.2 million during the year ended December 31, 2019. These increases were partially offset by increased interest expense on interest bearing liabilities ($8.5 million), primarily due to an increase in the cost of funds. The Company’s reported net interest margin increased from 3.52% for the year ended December 31, 2018 to 3.59% for the year ended December 31, 2019. Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin would have been 3.51% for the year ended December 31, 2019 and 3.49% for the year ended December 31, 2018.

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

TABLE THREE
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2019 vs. 2018 Increase (Decrease) Due to Change In:			2018 vs. 2017 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$6,920	$4,918	$11,838	$1,249	$4,867	$6,116
Commercial, financial, and agriculture	9,909	5,277	15,186	2,078	8,421	10,499
Installment loans to individuals	1,320	(110)	1,210	235	(161)	74
Previously securitized loans	—	(276)	(276)	—	(386)	(386)
Total loans	18,149	9,809	27,958	3,562	12,741	16,303
Securities:
Taxable	6,271	(219)	6,052	1,937	1,013	2,950
Tax-exempt(1)	261	(103)	158	104	(669)	(565)
Total securities	6,532	(322)	6,210	2,041	344	2,385
Deposits in depository institutions	(396)	62	(334)	299	1,282	1,581
Total interest-earning assets	$24,285	$9,549	$33,834	$5,902	$14,367	$20,269

Interest-bearing liabilities:
Interest-bearing demand deposits	$229	$1,147	$1,376	$80	$1,391	$1,471
Savings deposits	408	1,864	2,272	(19)	841	822
Time deposits	3,394	4,227	7,621	910	3,367	4,277
Short-term borrowings	(692)	768	76	182	2,019	2,201
Long-term debt	(658)	(40)	(698)	(20)	135	115
Total interest-bearing liabilities	2,681	7,966	10,647	1,133	7,753	8,886
Net Interest Income	$21,604	$1,583	$23,187	$4,769	$6,614	$11,383

1.	Fully federal taxable equivalent using a tax rate of approximately 21% for 2019 and 2018 and 35% for 2017.

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

TABLE FOUR
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2019	2018	2017

Net interest income ("GAAP")	$161,361	$138,209	$126,125
Taxable equivalent adjustment	790	756	1,457
Net interest income, fully taxable equivalent	$162,151	$138,965	$127,582

Average total interest earning assets	$4,511,544	$3,942,285	$3,691,714

Net interest margin	3.59%	3.52%	3.46%
Accretion related to fair value adjustments	(0.08)	(0.03)	(0.06)
Net interest margin (excluding accretion)	3.51%	3.49%	3.40%

Equity to assets ("GAAP")	13.11%	12.26%	12.16%
Effect of goodwill and other intangibles, net	(2.13)	(2.26)	(1.70)
Tangible common equity to tangible assets	10.98%	10.00%	10.46%

Return on tangible equity ("GAAP")	17.3%	16.2%	13.1%
Impact of effect tax rate decrease on deferred taxes	—	—	1.6
Impact of merger related expenses	0.1	2.4	—
Return on tangible equity, excluding the above items	17.4%	18.6%	14.7%

Return on assets ("GAAP")	1.80%	1.63%	1.33%
Impact of effect tax rate decrease on deferred taxes	—	—	0.17
Impact of merger related expenses	0.02	0.24	—
Return on assets, excluding the above items	1.82%	1.87%	1.50%

Effective tax rate ("GAAP")	21.3%	20.5%	40.2%
Impact of FIN 48 reserve adjustments	0.3	0.4	0.4
Impact of effective tax rate decrease on deferred taxes	—	(0.2)	(7.9)
Effective tax rate, excluding the above items	21.6%	20.7%	32.7%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2019 vs. 2018

Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2019	2018	$ Change	% Change
Unrealized gains (losses) recognized on equity securities still held	$0.9	$(0.1)	$1.0	1,000.0%
Non-interest income, excluding unrealized gains (losses) recognized on equity securities still held	67.5	60.7	6.8	11.2
Merger related expenses	0.8	13.3	(12.5)	(94.0)
Non-interest expense, excluding merger related expenses	116.8	99.8	17.0	17.0

Non-interest income was $68.5 million for 2019 as compared to $60.6 million for 2018. During 2019, the Company reported $0.9 million of unrealized fair value gains on the Company’s equity securities compared to $0.1 million of unrealized fair value losses on the Company’s equity securities during 2018. Exclusive of these unrealized fair value gains and losses, non-interest income increased from $60.7 million for the year ended December 31, 2018 to $67.5 million for the year ended December 31, 2019. This increase was primarily attributable to an increase of $2.7 million, or 14.8%, in bankcard revenues, and an increase of $1.8 million, or 6.1%, in service charges, with $1.4 million and $1.6 million, respectively, attributable to the late 2018 acquisitions of Poage and Farmers Deposit. Additionally, other income increased by $1.0 million (due largely to the $0.7 million gain from the sale of our Virginia Beach, VA branch to Select Bank & Trust Company during the second quarter of 2019), bank owned life insurance revenues increased $0.7 million due to higher death benefit proceeds received during 2019 compared to 2018, and trust and investment management fee income increased $0.6 million.

During 2019 and 2018, the Company recognized $0.8 million and $13.3 million, respectively, of acquisition and integration expenses associated with the completed acquisitions of Poage and Farmers Deposit. Excluding these expenses, non-interest expenses increased from $99.8 million for 2018 to $116.8 million for 2019. This increase was primarily due to an increase in salaries and employee benefits of $7.7 million that was largely attributable to the acquisitions of Poage and Farmers Deposit ($4.3 million), annual salary adjustments, and increased incentive compensation. Primarily due to the acquisitions of Poage and Farmers Deposit, other expenses increased $4.5 million, occupancy related expenses increased $1.3 million, equipment and software related expenses increased $1.2 million and bankcard expenses increased $1.1 million, from 2018 to 2019. Partially offsetting these increases was a decrease of $0.6 million in FDIC insurance expense. As the Deposit Insurance Fund (“DIF”) reserve ratio exceeded 1.38% at June 30, 2019, the Company received a Small Bank Assessment Credit for the full amount of its Federal Deposit Insurance Corporation (“FDIC”) assessment for the third and fourth quarters of 2019.

2018 vs. 2017

Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2018	2017	$ Change	% Change
Net investment security (losses) gains	$(0.1)	$4.5	$(4.6)	(102.2)%
Non-interest income, excluding net investment securities (losses) gains	60.7	59.1	1.6	2.7
Merger related expenses	13.3	—	13.3	100.0
Non-interest expense, excluding merger related expenses	99.8	96.0	3.8	4.0

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

INCOME TAXES

Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2019	2018	2017

Income tax expense	$24.1	$18.0	$36.4

Effective tax rate	21.3%	20.5%	40.2%
Recognition of previously unrecognized tax positions	0.3	0.4	0.4
Impact of TCJA	—	(0.2)	(7.9)
Effective tax rate, excluding above items	21.6%	20.7%	32.7%

A reconciliation of the effective tax rate to the statutory rate is included in Note Fourteen of the Notes to Consolidated Financial Statements. The Company's effective income tax rate for the year ended December 31, 2019 was 21.3%, compared to 20.5% and 40.2% for the years ended December 31, 2018 and 2017, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets decreased from $17.3 million at December 31, 2018 to $6.7 million at December 31, 2019.

The components of the Company’s net deferred tax assets are disclosed in Note Fourteen of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset and/or liability associated with unrealized securities losses and/or gains is the tax impact of the unrealized gains and/or losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive Income (Loss).  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from either the sales or maturities of the related securities. The deferred tax asset associated with the allowance for loan losses is expected to be realized as additional loan charge-offs, which have already been provided for within the Company’s financial statements, are recognized for tax purposes.  The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no significant valuation allowances were necessary as of December 31, 2019 or 2018.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2019, City National could pay dividends up to $76.8 million without prior regulatory permission.

During 2019, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Twenty-One of the Notes to Consolidated Financial Statements.

On January 29, 2020, the Board of Directors of the Company authorized repayment of its Subordinated Debentures assumed by the Company as part of its acquisition of Poage at a price of 100% of the principal amount. Town Square Statutory Trust I will repay its Capital Securities on March 16, 2020 at a price of 100%. These securities were issued in December 2006 and were callable in whole or in part any time after December 22, 2012. All regulatory approvals have been received by the Company to redeem these securities.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $37.2 million on an annualized basis for 2020 based on common shareholders of record at December 31, 2019 at a dividend rate of $2.28 per share for 2020.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of December 31, 2019, the Parent Company reported a cash balance of $26.2 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2020.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of December 31, 2019, City National’s assets are significantly funded by deposits and capital. City National maintains borrowing facilities with the FHLB and other financial institutions that can be accessed as necessary to fund operations and to provide contingency funding mechanisms. As of December 31, 2019, City National had the capacity to borrow an additional $1.9 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $98.6 million of cash from operating activities during 2019, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $888 million at December 31, 2019, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $215 million.

The Company’s net loan to asset ratio is 71.8% as of December 31, 2019 and deposit balances fund 81.2% of total assets as compared to 70.8% for its peers (Bank Holding Company Peer Group, as of the most recent data available of September 30, 2019, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 54.0% of the Company’s total assets and the Company uses time deposits over $250,000 to fund just 3.4% of total assets compared to its peers, which fund 12.0% of total assets with such deposits.

INVESTMENTS

The Company’s investment portfolio increased $75 million from $813 million at December 31, 2018, to $888 million at December 31, 2019.

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

The Company's municipal bond portfolio of $117 million as of December 31, 2019 has an average tax equivalent yield of 3.83% with an average maturity of 11.1 years. The average dollar amount invested in each security is $0.6 million. The portfolio has 76% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 37% of the portfolio, while 62% has no additional credit support. Management re-underwrites 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 54% of the portfolio, while the remaining 46% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 42% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Colorado, Washington, Ohio and various other states.

TABLE FIVE
INVESTMENT PORTFOLIO

The carrying value of the Company's securities are presented in the following table (in thousands):

	Carrying Values as of December 31,
	2019	2018	2017
Securities available-for-sale:
Obligations of states and political subdivisions	$117,187	$128,070	$96,196
U.S. Treasuries and U.S. government agencies	502	5,733	2
Mortgage-backed securities:
U.S. government agencies	642,104	550,758	419,347
Private label	11,485	12,043	652
Trust preferred securities	4,461	4,799	4,736
Corporate securities	32,126	16,658	22,268
Total Debt Securities available-for-sale	807,865	718,061	543,201
Marketable equity securities	—	—	5,699
Certificates of deposit	2,241	3,735	—
Investment funds	—	—	1,489
Total Securities Available-for-Sale	810,106	721,796	550,389
Securities held-to-maturity:
Mortgage backed securities	49,036	56,827	60,449
Trust preferred securities	—	4,000	4,000
Total Securities Held-to-Maturity	49,036	60,827	64,449
Other investment securities:
Marketable equity securities	12,634	11,771	—
Non-marketable equity securities	15,856	18,497	14,147
Total Other Investment Securities	28,490	30,268	14,147

Total Securities	$887,632	$812,891	$628,985

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

At December 31, 2019, there were no securities of any non-governmental issuers whose aggregate carrying or estimated fair value exceeded 10% of shareholders’ equity.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$1,559	3.65%	$12,922	3.16%	$29,545	3.30%	$73,161	3.23%
U.S. Treasuries and U.S. government agencies	—	—	—	—	502	3.37	—	—
Mortgage-backed securities:
U.S. government agencies	61	3.64	3,028	3.38	157,258	2.87	481,757	2.85
Private label	—	—	—	—	—	—	11,485	3.95
Trust preferred securities	—	—	—	—	—	—	4,461	3.68
Corporate securities	—	—	1,067	5.30	30,567	3.88	492	5.41
Total Debt Securities available-for-sale	1,620	3.65	17,017	3.33	217,872	3.07	571,356	2.93
Certificates of deposit	249	2.00	1,992	5.45	—	—	—	—
Total Securities available-for-sale	1,869	3.43	19,009	3.55	217,872	3.07	571,356	2.93

Securities held-to-maturity:
Mortgage backed securities	—	—	—	—	4,937	3.90	44,099	2.94
Trust preferred securities	—	—	—	—	—	—	—	—
Total Securities Held-to-Maturity	—	—	—	—	4,937	3.90	44,099	2.94

Total Debt Securities	$1,869	3.43%	$19,009	3.55%	$222,809	3.00%	$615,455	2.93%

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE SIX
LOAN PORTFOLIO

The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2019	2018	2017	2016	2015

Residential real estate	$1,640,396	$1,635,338	$1,468,278	$1,451,462	$1,383,133
Home equity	148,928	153,496	139,499	141,965	147,036
Commercial and industrial	308,015	286,314	208,484	185,667	165,340
Commercial real estate	1,459,737	1,454,942	1,277,576	1,229,516	1,127,581
Consumer	54,263	51,190	29,162	32,545	36,083
DDA overdrafts	4,760	6,328	4,411	5,071	3,361
Gross loans	$3,616,099	$3,587,608	$3,127,410	$3,046,226	$2,862,534

$ change from the preceding year	$28,491	$460,198	$81,184	$183,692	$210,544
% change from the preceding year	0.8%	14.7%	2.7%	6.4%	7.9%

Residential real estate loans increased $5 million from December 31, 2018 to $1.64 billion at December 31, 2019. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market; once sold these loans are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. At December 31, 2019, $29 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $5 million from December 31, 2018 to $149 million at December 31, 2019. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans increased $22 million to $308 million at December 31, 2019.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $5 million to $1.46 billion at December 31, 2019.  At December 31, 2019, $64 million of the commercial real estate loans were for commercial properties under construction.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2019, City National was within its internally designated concentration limits. As of December 31, 2019, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (12%). No other NAICS industry classification exceeded 10% of total loans as of December 31, 2019. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2019, the Company had $1.35 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $3 million from 2018 to $54 million at December 31, 2019.

The following table shows the scheduled maturity of loans outstanding as of December 31, 2019 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years	Total

Residential real estate	$174,674	$578,416	$887,306	$1,640,396
Home equity	18,213	55,542	75,173	148,928
Commercial and industrial	92,288	164,887	50,840	308,015
Commercial real estate	301,498	627,848	530,391	1,459,737
Consumer and DDA overdrafts	24,365	31,974	2,684	59,023
Total loans	$611,038	$1,458,667	$1,546,394	$3,616,099

Loans maturing after one year with interest rates that are:
Fixed until maturity	$399,534
Variable or adjustable	2,605,527
Total	$3,005,061

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses (“ALLL”) on a quarterly basis to provide for probable losses incurred in the portfolio. Management assesses the risk in each loan type based on historical delinquency and loss trends, the general economic environment of its local markets, individual loan performance, and other relevant factors. Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these loan types is often based more upon specific credit review, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for general economic conditions and other inherent risk factors. Conversely, due to the homogeneous nature of the real estate and installment portfolios, the portions of the allowance allocated to those portfolios are primarily based on prior loss history of each portfolio, adjusted for general economic conditions and other inherent risk factors. Risk factors considered by the Company in completing this analysis include: (1) unemployment and economic trends in the Company’s markets, (2) concentrations of credit, if any, among any industries, (3) trends in loan growth, loan mix, delinquencies, losses or credit impairment, and (4) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk to loss associated with each factor. Each risk factor is then weighted to consider probability of occurrence.

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

The Company's (recovery of) provision for loan losses for the past three years are shown in the table below (in thousands):

	For the year ended December 31,
	2019	2018	2017
(Recovery of) provision for loan losses	$(1,250)	$(2,310)	$3,006

The recovery of loan loss provision during 2019 reflects a general improvement in the Company’s historical loss rates used to compute the allowance not specifically allocated to individual credits as charge offs have declined over the periods encompassed in the Company’s historical loss review. In addition, the Company recovered significant amounts on loans previously charged off, including a $0.5 million recovery from a loan that had previously been charged off during 2014.

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

The Company's net charge-offs for the past three years are shown in the table below (in thousands):

	For the year ended December 31,
	2019	2018	2017
Net charge-offs	$3,127	$560	$3,900

Net charge-offs in 2019 consisted primarily of net charge-offs on DDA overdraft loans of $1.3 million, consumer loans of $0.9 million, commercial real estate loans of $0.7 million, and residential real estate loans of $0.4 million, that were partially offset by net recoveries on commercial and industrial loans of $0.5 million. Net charge-offs in 2018 consisted primarily of net charge-offs on DDA overdraft loans of $1.2 million and consumer loans of $0.6 million that were partially offset by net recoveries on commercial and industrial loans of $1.4 million and commercial real estate loans of $0.4 million. Net charge-offs in 2017 consisted primarily of net charge-offs on residential real estate loans of $1.3 million, DDA overdraft loans of $1.3 million and commercial real estate loans of $0.6 million.

Based on the Company’s analysis of the appropriateness of the allowance for loan losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for loan losses as of December 31, 2019 is adequate to provide for probable incurred losses inherent in the Company’s loan portfolio. Future provisions for loan losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SEVEN
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the Company's allowance for loan losses follows (dollars in thousands):

	2019	2018	2017	2016	2015

Balance at beginning of period	$15,966	$18,836	$19,730	$19,251	$20,074

Charge-offs:
Commercial and industrial	(261)	(733)	(400)	(148)	(5,768)
Commercial real estate	(1,358)	(369)	(720)	(1,676)	(580)
Residential real estate	(787)	(682)	(1,637)	(1,734)	(1,144)
Home equity	(294)	(219)	(403)	(390)	(312)
Consumer	(1,177)	(769)	(60)	(126)	(210)
DDA overdrafts	(2,777)	(2,701)	(2,714)	(1,412)	(1,414)
Total charge-offs	(6,654)	(5,473)	(5,934)	(5,486)	(9,428)

Recoveries:
Commercial and industrial	764	2,152	58	14	74
Commercial real estate	624	732	112	487	366
Residential real estate	369	367	294	187	199
Home equity	—	—	45	—	—
Consumer	265	166	63	118	186
DDA overdrafts	1,505	1,496	1,462	764	792
Total recoveries	3,527	4,913	2,034	1,570	1,617
Net charge-offs	(3,127)	(560)	(3,900)	(3,916)	(7,811)
(Recovery of) provision for loan losses	(1,250)	(2,310)	3,006	4,395	6,988
Balance at end of period	$11,589	$15,966	$18,836	$19,730	$19,251

As a Percent of Average Total Loans:
Net charge-offs	0.09%	0.02%	0.13%	0.13%	0.29%
(Recovery of) provision for loan losses	(0.04)%	(0.07)%	0.10%	0.15%	0.26%

As a Percent of Non-Performing Loans:
Allowance for loan losses	98.57%	107.82%	178.39%	140.10%	110.37%

Credit Losses

As a result of adopting ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," the Company expects the increase in its allowance effective January 1, 2020, to be in the range of $2.3 million to $4.1 million. In addition, the adoption of ASU No. 2016-13 will require the Company to gross up its previously purchased credit impaired loans through the allowance at January 1, 2020. As a result, the Company expects an increase in its allowance and loan balances as of January 1, 2020, to be in the range of $2.2 million to $3.2 million. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date.

TABLE EIGHT
NON-ACCRUAL AND PAST-DUE LOANS

The Company's nonperforming assets and past-due loans were as follows (dollars in thousands):

	2019	2018	2017	2016	2015
Non-accrual loans	$11,490	$14,551	$10,297	$13,701	$16,948
Accruing loans past due 90 days or more	267	257	262	382	495
Total non-performing loans	$11,757	$14,808	$10,559	$14,083	$17,443
Other real estate owned ("OREO")	4,670	4,608	3,585	4,588	6,519
Total non-performing assets	$16,427	$19,416	$14,144	$18,671	$23,962

As a Percentage of Total Loans and OREO
Non-performing assets	0.45%	0.54%	0.45%	0.61%	0.84%

Past-due loans	$11,396	$13,131	$10,963	$8,594	$9,164

As a Percentage of Total Loans
Past-due loans	0.32%	0.37%	0.35%	0.28%	0.32%

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 0.54% at December 31, 2018 to 0.45% at December 31, 2019.  Excluded from this ratio are purchased credit-impaired ("PCI") loans in which the Company estimated cash flows and estimated a credit mark. Such loans would be considered nonperforming loans if the loan's performance deteriorates below the Company's initial expectation. Total past due loans decreased from $13.1 million, or 0.37% of total loans outstanding, at December 31, 2018 to $11.4 million, or 0.32% of total loans outstanding, at December 31, 2019.

TABLE NINE
IMPAIRED LOANS

Information pertaining to the Company's impaired loans is included in the following table (in thousands):

	2019	2018	2017	2016	2015
Impaired loans with a valuation allowance	$2,644	$2,985	$5,782	$2,832	$—
Impaired loans with no valuation allowance	4,047	7,521	3,885	4,749	8,482
Total impaired loans	$6,691	$10,506	$9,667	$7,581	$8,482

Allowance for loan losses allocated to impaired loans	$87	$428	$647	$665	$—

Interest income forgone on non-accrual and impaired loans	$200	$200	$200	$400	$800

Impaired loans with a valuation allowance at the end of 2019 were comprised of one commercial borrowing relationship that was evaluated during 2017 and determined that an allowance was necessary, as the present value of expected cash flows was less than the outstanding amount of the loan.

There were no commitments to provide additional funds on non-accrual, impaired, or other potential problem loans at December 31, 2019 and 2018.

TABLE TEN
RESTRUCTURED LOANS

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

The following table sets forth the Company’s TDRs (in thousands):

	2019	2018	2017	2016	2015
Commercial and industrial	$—	$98	$135	$42	$58
Commercial real estate	4,973	8,205	8,381	5,525	1,746
Residential real estate	21,029	23,521	21,089	20,815	17,987
Home equity	3,628	3,030	3,097	3,135	2,693
Consumer	—	—	—	—	—
Total TDRs	$29,630	$34,854	$32,702	$29,517	$22,484

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection made up 81% of the Company's total TDRs as of December 31, 2019. The average age of these TDRs was 12.6 years; the average current balance as a percentage of the original balance was 68.5%; and the average loan-to-value ratio was 64.2% as of December 31, 2019. Of the total 452 Chapter 7 related TDRs, 29 had an estimated loss exposure based on the current balance and appraised value at December 31, 2019.

TABLE ELEVEN
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allocation of the allowance for loan losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2019		2018		2017		2016		2015
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$2,059	9%	$4,060	8%	$4,571	7%	$4,206	6%	$3,271	6%
Commercial real estate	2,606	40	4,495	41	6,183	41	6,573	40	6,985	39
Residential real estate	3,448	45	4,116	46	5,212	47	6,680	48	6,778	48
Home equity	1,187	4	1,268	4	1,138	4	1,417	5	1,463	5
Consumer	975	2	319	1	62	1	82	1	97	2
DDA overdrafts	1,314	—	1,708	—	1,670	—	772	—	657	—
Allowance for Loan Losses	$11,589	100%	$15,966	100%	$18,836	100%	$19,730	100%	$19,251	100%

The allowance attributed to the commercial and industrial loan portfolio decreased $2.0 million from $4.1 million at December 31, 2018 to $2.1 million at December 31, 2019. This decrease is primarily attributable to an improvement in the overall average historical loss rate.

The allowance attributed to the commercial real estate loan portfolio decreased $1.9 million from $4.5 million at December 31, 2018 to $2.6 million at December 31, 2019. This decrease is primarily attributable to improvements in the historical loss rates in the portfolio.

The allowance attributed to the residential real estate portfolio decreased $0.7 million from $4.1 million at December 31, 2018 to $3.4 million at December 31, 2019. The decrease is primarily attributable to improvements in the historical loss rates in the portfolio.

The allowance attributed to the consumer loan portfolio increased $0.7 million from $0.3 million at December 31, 2018 to $1.0 million at December 31, 2019. The increase is primarily attributable to an increase in historical loss rates, as well as an increase in loan balances.

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities are considered in the Company’s analysis.  The Company had approximately $109 million and $110 million of goodwill at December 31, 2019 and 2018, respectively, and no impairment was required to be recognized in 2019 or 2018, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

Scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2019 are summarized in the table below (in thousands). The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling $184.4 million (approximately 14% of total time deposits).

TABLE TWELVE
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	Amounts	Percentage

Three months or less	$148,367	23%
Over three months through six months	114,061	18
Over six months through twelve months	147,078	23
Over twelve months	227,671	36
Total	$637,177	100%

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

            At December 31, 2019, approximately 17% of total assets, or $842 million, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2019, approximately $19 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Twenty of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

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

TABLE THIRTEEN
CONTRACTUAL OBLIGATIONS

The composition of the Company's contractual obligations as of December 31, 2019 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Between One and Three Years	Between Three and Five Years	Greater than Five Years	Total

Noninterest-bearing demand deposits	$805,087	$—	$—	$—	$805,087
Interest-bearing demand deposits(1)	896,500	—	—	—	896,500
Savings deposits(1)	1,009,797	—	—	—	1,009,797
Time deposits(1)	871,539	462,191	48,372	479	1,382,581
Short-term borrowings(1)	213,721	—	—	—	213,721
Long-term debt(1)(2)	152	304	304	5,880	6,640
Real estate leases	1,043	1,485	999	2,058	5,585
Total Contractual Obligations	$3,797,839	$463,980	$49,675	$8,417	$4,319,911

(1)
Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2019. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

(2)
On January 29, 2020, the Board of Directors of the Company authorized repayment of its Subordinated Debentures.  All regulatory approvals have been received by the Company and the Company anticipates the repayment to be completed during the first quarter of 2020.

The Company’s liability for uncertain tax positions at December 31, 2019 was $1.8 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

OFF–BALANCE SHEET ARRANGEMENTS

As disclosed in Note Seventeen of the Notes to Consolidated Financial Statements, the Company has also entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2019 and 2018, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

CAPITAL RESOURCES

During 2019, Shareholders’ Equity increased $57 million, or 9.5%, from $601 million at December 31, 2018 to $658 million at December 31, 2019.  This increase was primarily due to net income of $89 million and other comprehensive income of $20 million, partially offset by cash dividends declared of $36 million and common share repurchases of $19 million.

On September 24, 2014, the Company announced that the Board of Directors authorized the Company to buy back up to 1,000,000 shares of its common shares (approximately 7% of outstanding shares at the time) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. On February 27, 2019, the Company announced that the Board of Directors rescinded the 2014 plan and authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of the outstanding shares), in open market transactions, at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program. During the year ended December 31, 2019, the Company repurchased approximately 261,000 common shares at a weighted average price of $74.54. At December 31, 2019, the Company could repurchase approximately 739,000 shares under the current plan.

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (in thousands):

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier 1 Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier 1 Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

December 31, 2018:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
			Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier 1 Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier 1 Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%
(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of December 31, 2019, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2019, management believes that City Holding and City National meet all capital adequacy requirements.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) went into effect.  The Regulatory Relief Act provides for a simplification of the minimum capital level requirements applicable to the Company.  The FDIC issued its final rules regarding this change on September 17, 2019.  Beginning on March 31, 2020, the Company will have the option of using a single community bank leverage ratio (Tier 1 capital to average consolidated assets) requirement of over nine percent to qualify as “well-capitalized.”  This new framework will replace the Basel III Capital Rules applicable to the Company.  As of December 31, 2019, the Company would have satisfied the community bank leverage ratio requirement had it been in effect.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2019
+300	4.75%	+3.8%
+200	3.75	+4.8
+100	2.75	+3.7
-50	1.25	-3.9
-100	0.75	-10.0

December 31, 2018
+300	5.50%	+1.6%
+200	4.50	+2.6
+100	3.50	+2.8
-50	2.00	-3.1
-100	1.50	-6.9
-200	0.50	-16.3

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2020 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2019, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting. This report appears on page 51.

February 27, 2020

/s/ Charles R. Hageboeck	/s/ David L. Bumgarner
Charles R. Hageboeck	David L. Bumgarner
President & Chief Executive Officer	Chief Financial Officer
Principal Executive Officer	Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of City Holding Company and Subsidiaries
Charleston, West Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of City Holding Company and Subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Qualitative Factors

As more fully described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio.

A quantitative and qualitative analysis is performed in determination of the general reserve portion of the allowance for loan losses. Historical loss experience is adjusted using a systematic weighted probability of potential risk factors that could result in actual losses deviating from prior loss experience. Risk factors considered by the Company in completing this analysis include: (1) unemployment and economic trends in the Company’s markets, (2) concentrations of credit, if any, among any industries, (3) trends in loan growth, loan mix, delinquencies, losses or credit impairment, (4) adherence to lending policies and others. Each risk factor is designated as low, moderate/increasing, or high based on the Company’s assessment of the risk of loss associated with each factor. Each risk factor is then weighted to consider inherent risk in the portfolio.

The principal consideration for our determination that auditing the allowance for loan losses risk factors applied to adjust historical loss experience (qualitative factors) is a critical audit matter is the high degree of subjectivity involved in management’s assessment of the risk of loss associated with each risk factor, and the determination of weightings applied to each risk factor.

Our audit procedures related to the allowance loan losses qualitative factors included the following procedures to address the critical audit matter.

•	We tested management review controls over the reasonableness of the qualitative factors and the underlying documentation used in the review.

•	We tested management’s control over the mathematical application of the qualitative factors to adjust the historical loss experience.

•
We substantively tested management’s qualitative factors by evaluating the reliability of the underlying objective data used to derive the qualitative factors. Based on the underlying data, we evaluated the reasonableness of management’s designation of the risk factor as low, moderate/increasing or high and the resulting adjustment to the historical loss experience. We also evaluated the reasonableness of weightings applied to each risk factor.

•	We substantively tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience.

•	We performed analytical review procedures to determine if the overall result was consistent with trends in the loan portfolio and economic conditions.

/s/ Crowe LLP
We have served as the Company's auditor since 2019.
Louisville, Kentucky
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of City Holding Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of City Holding Company and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
We served as the Company's auditor from 1982 to 2019.
Charleston, West Virginia
March 11, 2019

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$88,658	$55,016
Interest-bearing deposits in depository institutions	51,486	67,975
Cash and Cash Equivalents	140,144	122,991

Investment securities available for sale, at fair value	810,106	721,796
Investment securities held-to-maturity, at amortized cost (approximate fair value at December 31, 2019 and 2018 - $50,598 and $60,706, respectively)	49,036	60,827
Other securities	28,490	30,268
Total Investment Securities	887,632	812,891

Gross loans	3,616,099	3,587,608
Allowance for loan losses	(11,589)	(15,966)
Net Loans	3,604,510	3,571,642

Bank owned life insurance	115,261	113,544
Premises and equipment, net	76,965	78,383
Accrued interest receivable	11,569	12,424
Deferred tax assets, net	6,669	17,338
Goodwill and other intangible assets, net	120,241	122,848
Other assets	55,765	46,951
Total Assets	$5,018,756	$4,899,012

Liabilities
Deposits:
Noninterest-bearing	$805,087	$789,119
Interest-bearing:
Demand deposits	896,465	899,568
Savings deposits	1,009,771	934,218
Time deposits	1,364,571	1,352,654
Total Deposits	4,075,894	3,975,559

Short-term borrowings:
Federal Home Loan Bank advances	—	40,000
Securities sold under agreements to repurchase	211,255	221,911
Long-term debt	4,056	4,053
Other liabilities	69,568	56,725
Total Liabilities	4,360,773	4,298,248
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2019 and 2018, less 2,744,109 and 2,492,403 shares in treasury, respectively	47,619	47,619
Capital surplus	170,309	169,555
Retained earnings	539,253	485,967
Cost of common stock in treasury	(105,038)	(87,895)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	12,110	(8,611)
Underfunded pension liability	(6,270)	(5,871)
Total Accumulated Other Comprehensive Income (Loss)	5,840	(14,482)
Total Shareholders’ Equity	657,983	600,764
Total Liabilities and Shareholders’ Equity	$5,018,756	$4,899,012

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2019	2018	2017
Interest Income
Interest and fees on loans	$170,012	$142,055	$125,752
Interest on investment securities:
Taxable	23,389	17,337	14,387
Tax-exempt	2,967	2,843	2,706
Interest on deposits in depository institutions	1,332	1,666	85
Total Interest Income	197,700	163,901	142,930

Interest Expense
Interest on deposits	32,666	21,397	14,826
Interest on short-term borrowings	3,491	3,415	1,214
Interest on long-term debt	182	880	765
Total Interest Expense	36,339	25,692	16,805
Net Interest Income	161,361	138,209	126,125
(Recovery of) provision for loan losses	(1,250)	(2,310)	3,006
Net Interest Income After (Recovery of) Provision for Loan Losses	162,611	140,519	123,119

Non-Interest Income
Net gains on sale of investment securities	69	—	4,476
Unrealized gains (losses) recognized on equity securities still held	888	(90)	—
Service charges	31,515	29,704	28,574
Bankcard revenue	21,093	18,369	17,120
Trust and investment management fee income	7,159	6,529	6,269
Bank owned life insurance	3,766	3,090	4,212
Other income	4,000	2,962	2,956
Total Non-Interest Income	68,490	60,564	63,607

Non-Interest Expense
Salaries and employee benefits	62,138	54,385	51,057
Occupancy related expenses	10,595	9,323	9,557
Equipment and software related expenses	8,964	7,729	7,732
FDIC insurance expense	638	1,251	1,348
Advertising	3,344	2,974	2,914
Bankcard expenses	5,555	4,503	3,924
Postage, delivery, and statement mailings	2,416	2,157	2,094
Office supplies	1,559	1,319	1,437
Legal and professional fees	2,371	1,847	1,956
Telecommunications	2,455	1,750	1,988
Repossessed asset losses, net of expenses	634	845	735
Merger related costs	797	13,257	—
Other expenses	16,148	11,726	11,239
Total Non-Interest Expense	117,614	113,066	95,981
Income Before Income Taxes	113,487	88,017	90,745

CONSOLIDATED STATEMENTS OF INCOME CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2019	2018	2017

Income tax expense	24,135	18,015	36,435
Net Income Available to Common Shareholders	$89,352	$70,002	$54,310

Average shares outstanding, basic	16,314	15,421	15,412
Effect of dilutive securities	19	18	24
Average shares outstanding, diluted	16,333	15,439	15,436

Basic earnings per common share	$5.43	$4.50	$3.49
Diluted earnings per common share	$5.42	$4.49	$3.48

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2019	2018	2017

Net income available to common shareholders	$89,352	$70,002	$54,310

Available-for-Sale Securities
Unrealized gain (loss) on available-for-sale securities arising during period	27,115	(7,054)	7,396
Reclassification adjustment for net (gains) losses	(69)	90	(4,476)
Other comprehensive income (loss) related to available-for-sale securities	27,046	(6,964)	2,920

Defined Benefit Pension Plan
Amortization of actuarial net gains	917	890	849
Recognition of unrealized losses	(1,447)	(1,982)	(11)
Change in underfunded pension liability	(530)	(1,092)	838

Other comprehensive income (loss) before income taxes	26,516	(8,056)	3,758
Tax effect	(6,194)	1,875	(1,391)
Other comprehensive income (loss), net of tax	20,322	(6,181)	2,367

Comprehensive income, net of tax	$109,674	$63,821	$56,677

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2016	$46,518	$112,873	$417,017	$(126,958)	$(7,012)	$442,438
Net income	—	—	54,310	—	—	54,310
Other comprehensive income, net of tax	—	—	—	—	2,367	2,367
Adoption of ASU No. 2018-02	—	—	999	—	(999)	—
Cash dividends declared ($1.78 per share)	—	—	(27,845)	—	—	(27,845)
Stock-based compensation expense, net	—	2,097	—	—	—	2,097
Restricted awards granted	—	(1,351)	—	1,351	—	—
Issuance of 441 shares of common stock	1,101	27,307	—	—	—	28,408
Exercise of 17 stock options	—	34	—	698	—	732
Balances at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507

Balances at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	70,002	—	—	70,002
Other comprehensive income, net of tax	—	—	—	—	(6,181)	(6,181)
Adoption of ASU No. 2016-01	—	—	2,657	—	(2,657)	—
Cash dividends declared ($1.98 per share)	—	—	(31,173)	—	—	(31,173)
Stock-based compensation expense, net	—	2,151	—	—	—	2,151
Restricted awards granted	—	(1,585)	—	1,585	—	—
Exercise of 30 stock options	—	(736)	—	1,900	—	1,164
Purchase of 290 treasury shares	—	—	—	(20,271)	—	(20,271)
Acquisition of Poage (1,142 shares)	—	28,765	—	53,800	—	82,565
Balances at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764

Balances at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	89,352	—	—	89,352
Other comprehensive income, net of tax	—	—	—	—	20,322	20,322
Cash dividends declared ($2.20 per share)	—	—	(36,066)	—	—	(36,066)
Stock-based compensation expense, net	—	2,516	—	—	—	2,516
Restricted awards granted	—	(1,657)	—	1,657	—	—
Exercise of 12 stock options	—	(105)	—	631	—	526
Purchase of 261 treasury shares	—	—	—	(19,431)	—	(19,431)
Balances at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2019	2018	2017

Net income available to common shareholders	$89,352	$70,002	$54,310
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	699	1,281	1,005
(Recovery of) provision for loan losses	(1,250)	(2,310)	3,006
Depreciation of premises and equipment	5,003	5,087	5,884
Deferred income tax expense (benefit)	4,939	(1,244)	14,909
Net periodic employee benefit cost	622	471	298
Pension contributions	—	(1,509)	—
Unrealized and realized investment securities (gains) losses	(957)	90	(4,476)
Stock-based compensation expense	2,516	2,151	2,097
Excess tax benefit from stock-compensation expense	(461)	(506)	(558)
Increase in value of bank-owned life insurance	(3,766)	(3,090)	(2,708)
Loans held for sale
Loans originated for sale	(18,757)	(15,196)	(16,451)
Proceeds from the sale of loans originated for sale	20,917	13,993	19,290
Gain on sale of loans	(589)	(351)	(516)
Asset write down	297	491	—
Change in accrued interest receivable	855	(1,500)	(815)
Change in other assets	(7,489)	480	(2,102)
Change in other liabilities	6,712	4,308	2,953
Net Cash Provided by Operating Activities	98,643	72,648	76,126

Net increase in loans	(30,146)	(95,284)	(85,489)
Securities available-for-sale
Purchases	(209,588)	(130,876)	(159,317)
Proceeds from sales	70,404	—	5,776
Proceeds from maturities and calls	75,717	56,841	58,358
Securities held-to-maturity
Purchases	—	(4,925)	—
Proceeds from maturities and calls	11,706	8,439	10,580
Other investments
Purchases	(11,100)	(35,350)	(27,714)
Proceeds from sales	13,790	31,271	27,918
Purchases of premises and equipment	(4,729)	(10,192)	(6,574)
Proceeds from the disposals of premises and equipment	598	3,884	3,057
Proceeds from the disposition of assets held-for-sale	2,285	—	—
Proceeds from bank-owned life insurance policies	2,423	425	1,717
Sale of Virginia Beach branch, net	(24,661)	—	—
Acquisition of Farmers Deposit Bancorp, Inc., net of cash acquired of $4,209	—	(20,691)	—
Acquisition of Poage Bankshares, Inc., net of cash acquired of $34,288	—	32,917	—
Net Cash Used in Investing Activities	(103,301)	(163,541)	(171,688)

Net increase (decrease) in noninterest-bearing deposits	26,727	32,097	(5,647)
Net increase (decrease) in interest-bearing deposits	100,192	156,302	89,644
Net (decrease) increase in short-term borrowings	(50,656)	7,667	3,914
Repayment of long-term debt	—	(16,495)	—
Proceeds from sale of capital securities	—	495	—
Issuance of common stock	—	—	28,408
Purchases of treasury stock	(19,431)	(20,271)	—

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2019	2018	2017

Proceeds from exercise of stock options	526	1,164	732
Dividends paid	(35,547)	(29,583)	(27,120)
Net Cash Provided by Financing Activities	21,811	131,376	89,931
Increase (Decrease) in Cash and Cash Equivalents	17,153	40,483	(5,631)
Cash and cash equivalents at beginning of period	122,991	82,508	88,139
Cash and Cash Equivalents at End of Period	$140,144	$122,991	$82,508
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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity in conformity with U. S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, Town Square Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. The Company also invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  These investments are considered variable interest entities for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

       Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period.

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia (“City National”). City National is a retail and consumer-oriented community bank with 95 banking offices in West Virginia, Kentucky, Virginia and southeastern Ohio. City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems and Internet technology. The Company conducts its business activities through one reportable business segment - community banking.

       Cash and Due from Banks: The Company considers cash, due from banks, and interest-bearing deposits in depository institutions as cash and cash equivalents. City National is required to maintain an average reserve balance with the Federal Reserve Bank of Richmond to compensate for services provided by the Federal Reserve and to meet statutory required reserves for demand deposits.

       Securities: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities to maturity, they are classified as investment securities held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts. Debt securities which the Company may not hold to maturity are classified as investment securities available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in comprehensive income. Securities classified as available-for-sale include securities that management intends to use as part of its asset/liability and liquidity management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Certain investment securities that do not have readily determinable fair values and for which the Company does not exercise significant influence are carried at cost and classified as other investment securities on the Consolidated Balance Sheets.  These cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable. Marketable equity securities that consist of investments made by the Company in equity positions of various community banks are also classified as other investment securities on the Consolidated Balance Sheets. Changes in the fair value of the marketable equity securities are recorded in the Consolidated Statements of Income.

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

Fair Value of Financial Instruments: ASC Topic 825 “Financial Instruments,” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rate and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Acquired Loans: Acquired loans are initially recorded at their estimated fair value. Acquired loans are accounted for using one of the two following accounting standards:

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio. Management’s determination of the appropriateness of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions, and other relevant factors. This determination is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. These evaluations are conducted at least quarterly and more frequently if deemed necessary.  The allowance for loan losses related to loans considered to be impaired is generally evaluated based on the discounted cash flows using the impaired loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Loan losses are charged against the allowance and recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the appropriateness of the allowance after considering factors noted above, among others.

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

Other Real Estate Owned:  Other real estate owned (“OREO”) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at the lower of estimated fair value of the asset, less estimated selling costs or the carrying amount of the loan.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale.  As of December 31, 2019 and 2018, the amount of OREO included in Other Assets was $4.7 million and $4.6 million, respectively. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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

The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $10.1 million and $5.4 million at December 31, 2019 and 2018, respectively. The unfunded commitments associated with these investments were $3.2 million at December 31, 2019 and were recorded within Other Liabilities within the Consolidated Balance Sheets.

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

Basic and Diluted Earnings per Common Share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, excluding participating securities. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, excluding participating securities, increased by the number of shares of common stock which would be issued assuming the exercise of stock options and other common stock equivalents.

Statements of Cash Flows: Cash paid for interest, including interest paid on long-term debt and trust preferred securities, was $37.0 million, $24.8 million, and $16.4 million in 2019, 2018, and 2017, respectively. During 2019, 2018 and 2017, the Company paid $14.9 million, $20.8 million, and $22.6 million, respectively, for income taxes.

NOTE TWO – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted:

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires organizations to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet and disclose key information about leasing requirements for leases that were historically classified as operating leases under previous generally accepted accounting principles. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01 "Land Easement Practical Expedient for Transition to Topic 842," ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ASU No. 2018-11 "Targeted Improvements," ASU No. 2018-20 "Narrow-Scope Improvements for Lessors," and ASU No. 2019-01 "Codification Improvements." The Company adopted the new standard on January 1, 2019 and has chosen to use that date as the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected the "package of practical expedients," which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. As part of the adoption of this standard, the Company recognized lease liabilities within Other Liabilities, with corresponding ROU assets within Other Assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The adoption of this standard did not have a material impact on the Company's financial statements. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Credit Losses

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

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third-party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts and reversion techniques. Parallel runs were processed during all four quarters of 2019 and the results were consistent with management's expectations. The implementation plan is currently going through the Company's control structure and internal control testing is being performed.

As a result of adopting these ASUs, the Company expects the increase in its allowance effective January 1, 2020, to be in the range of $2.3 million to $4.1 million. In addition, the adoption of ASU No. 2016-13 will require the Company to gross up its previously purchased credit impaired loans through the allowance at January 1, 2020. As a result, the Company expects an increase in its allowance and loan balances as of January 1, 2020, to be in the range of $2.2 million to $3.2 million. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date.

Others

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This amendment simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's financial statements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU became effective for the Company on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's financial statements. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2017-12. This amendment became effective for the Company on January 1, 2020. Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments will be recorded through Other Comprehensive Income. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." This amendment removes, modifies, and clarifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU became effective for the

Company on January 1, 2020. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's financial statements.

In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities." This amendment simplifies the analysis of fees paid to decision makers or service providers in determining variable interest entities. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2018-17 is not expected to have a material impact on the Company's financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This ASU will become effective for the Company on January 1, 2021. The adoption of ASU No. 2019-12 is not expected to have a material impact on the Company's financial statements.

NOTE THREE – ACQUISITIONS AND PURCHASE PRICE ALLOCATION

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

The Company accounted for both acquisitions using the acquisition method pursuant to "Topic 805 Business Combinations" of the FASB Accounting Standards Codification. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

	Farmers
	Deposit	Poage	Total
Consideration:
Cash	$24,900	$16	$24,916
Common stock	—	82,565	82,565
Stock option buyout	—	1,355	1,355
	24,900	83,936	108,836

Identifiable assets:
Cash and cash equivalents	4,173	34,325	38,498
Investment securities	46,235	72,321	118,556
Loans	58,485	304,359	362,844
Bank owned life insurance	—	7,439	7,439
Premises and equipment	568	4,547	5,115
Deferred tax assets, net	25	2,454	2,479
Other assets	2,302	8,757	11,059
Total identifiable assets	111,788	434,202	545,990

Identifiable liabilities:
Deposits	92,241	379,285	471,526
Short-term borrowings	2,025	—	2,025
Long-term debt	—	4,053	4,053
Other liabilities	650	3,032	3,682
Total identifiable liabilities	94,916	386,370	481,286

Net identifiable assets	16,872	47,832	64,704
Goodwill	4,694	28,050	32,744
Core deposit intangible	3,334	8,054	11,388
	$24,900	$83,936	$108,836

Acquired Loans
The following table presents information regarding the purchased credit-impaired and noncredit-impaired loans acquired in conjunction with both acquisitions (in thousands):

Total
Acquired Credit-Impaired
Contractually required principal and interest	$25,315
Contractual cash flows not expected to be collected (non-accretable difference)	(13,593)
Expected cash flows	11,722
Interest component of expected cash flows (accretable difference)	(2,375)
Carrying value of purchased credit impaired loans acquired	$9,347

Acquired Noncredit-Impaired
Outstanding balance	$354,343
Less: fair value adjustment	(846)
Carrying value of acquired noncredit-impaired loans	$353,497

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
Goodwill
Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Given the form of the respective transactions, the goodwill recorded in conjunction with the Farmers Deposit acquisition is deductible for tax purposes, while the goodwill recorded in conjunction with the Poage acquisition is not deductible for tax purposes (See Note Nine).
Merger Related Costs
During the year ended December 31, 2019, the Company incurred $0.8 million of merger-related costs in connection with the acquisitions of Farmers Deposit and Poage. During the year ended December 31, 2018, the Company incurred $13.3 million of merger-related costs in connection with the acquisitions of Farmers Deposit and Poage, primarily for severance ($3.2 million), professional fees ($3.7 million) and data processing costs ($5.2 million). Also included in merger related costs during the year ended December 31, 2018 were asset write-down charges of $0.5 million, pertaining to the two existing City National branches that were merged into existing former Poage branches during 2019.

NOTE FOUR – RESTRICTIONS ON CASH AND DUE FROM BANKS

City National is required to maintain an average reserve balance with the Federal Reserve Bank of Richmond to compensate for services provided by the Federal Reserve and to meet statutory required reserves for demand deposits. The average amounts of the reserve balances for the years ended December 31, 2019 and 2018 were approximately $47.3 million and $40.6 million, respectively.

NOTE FIVE – INVESTMENTS

The aggregate carrying and approximate fair market values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$500	$2	$—	$502	$5,713	$20	$—	$5,733
Obligations of states and
political subdivisions	112,393	4,800	6	117,187	128,089	1,033	1,052	128,070
Mortgage-backed securities:
U.S. government agencies	631,637	12,292	1,825	642,104	561,799	1,950	12,991	550,758
Private label	10,896	589	—	11,485	11,948	95	—	12,043
Trust preferred securities	4,781	27	347	4,461	4,774	25	—	4,799
Corporate securities	31,669	500	43	32,126	16,795	30	167	16,658
Total Debt Securities	791,876	18,210	2,221	807,865	729,118	3,153	14,210	718,061
Certificates of deposit held for investment	2,241	—	—	2,241	3,735	—	—	3,735
Total Securities
Available-for-Sale	$794,117	$18,210	$2,221	$810,106	$732,853	$3,153	$14,210	$721,796

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$49,036	$1,562	$—	$50,598	$56,827	$173	$294	$56,706
Trust preferred securities	—	—	—	—	4,000	—	—	4,000
Total Securities
Held-to-Maturity	$49,036	$1,562	$—	$50,598	$60,827	$173	$294	$60,706

The Company's other investment securities include marketable and non-marketable equity securities. At December 31, 2019 and 2018, the Company held $12.6 million and $11.8 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2019 and 2018, the Company held $15.9 million and $18.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At December 31, 2019 and 2018, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2019 and 2018.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$230	$—	$1,439	$6	$1,669	$6
Mortgage-backed securities:
U.S. Government agencies	123,289	1,247	34,746	578	158,035	1,825
Trust preferred securities	4,200	347	—	—	4,200	347
Corporate securities	11,248	43	—	—	11,248	43
Total available-for-sale	$138,967	$1,637	$36,185	$584	$175,152	$2,221

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2019.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$11,837	$272	$22,068	$780	$33,905	$1,052
Mortgage-backed securities:
U.S. Government agencies	84,975	1,593	282,560	11,398	367,535	12,991
Corporate securities	12,995	167	—	—	12,995	167
Total available-for-sale	$109,807	$2,032	$304,628	$12,178	$414,435	$14,210

Securities held-to-maturity:
Mortgage-backed securities:
U.S. Government agencies	$28,274	$126	$5,960	$168	$34,234	$294
Total held-to-maturity	$28,274	$126	$5,960	$168	$34,234	$294

During the years ended December 31, 2019, and 2018 and 2017, the Company had no credit-related net investment impairment losses. At December 31, 2019, the cumulative amount of credit-related investment impairment losses that have been recognized by the Company on investments that remain in the Company's investment portfolio as of that date was $1.6 million.
Declines in the fair value of held-to-maturity and available-for-sale securities below their respective cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; or (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings.  Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis.  As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2019, management does not intend to sell an impaired security and it is not more than likely that it will be required to sell the security before the recovery of its amortized cost basis.  The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of December 31, 2019, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$1,610	$1,620
Due after one year through five years	16,578	17,017
Due after five years through ten years	213,829	217,872
Due after ten years	559,859	571,356
	$791,876	$807,865
Securities Held-to-Maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	4,937	5,241
Due after ten years	44,099	45,357
	$49,036	$50,598

Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2019	2018	2017

Gross unrealized gains recognized on securities still held	$888	$208	$—
Gross unrealized losses recognized on securities still held	—	(298)	—
Net unrealized (losses) gains recognized on securities still held	$888	$(90)	$—

Gross realized gains	$226	$—	$4,476
Gross realized losses	(157)	—	—
Net realized investment security gains	$69	$—	$4,476

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $508 million and $510 million at December 31, 2019 and 2018, respectively.

Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments will be recorded through Other Comprehensive Income.

NOTE SIX – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2019	December 31, 2018

Residential real estate	$1,640,396	$1,635,338
Home equity	148,928	153,496
Commercial and industrial	308,015	286,314
Commercial real estate	1,459,737	1,454,942
Consumer	54,263	51,190
DDA overdrafts	4,760	6,328
Gross loans	3,616,099	3,587,608
Allowance for loan losses	(11,589)	(15,966)
Net loans	$3,604,510	$3,571,642

Construction loans included in:
Residential real estate	$29,033	$21,834
Commercial real estate	64,049	37,869

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

NOTE SEVEN – ALLOWANCE FOR LOAN LOSSES

Management systematically monitors the loan portfolio and the appropriateness of the allowance for loan losses on a quarterly basis to provide for probable incurred losses inherent in the portfolio.  Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors.

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

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
December 31, 2019
Allowance for loan loss
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	(261)	(1,358)	(787)	(294)	(1,177)	(2,777)	(6,654)
Recoveries	764	624	369	—	265	1,505	3,527
(Recovery of) provision	(2,504)	(1,155)	(250)	213	1,568	878	(1,250)
Ending balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589

December 31, 2018
Allowance for loan loss
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(733)	(369)	(682)	(219)	(769)	(2,701)	(5,473)
Recoveries	2,152	732	367	—	166	1,496	4,913
(Recovery of) provision	(1,930)	(2,051)	(781)	349	860	1,243	(2,310)
Ending balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

December 31, 2017
Allowance for loan loss
Beginning balance	$4,206	$6,573	$6,680	$1,417	$82	$772	$19,730
Charge-offs	(400)	(720)	(1,637)	(403)	(60)	(2,714)	(5,934)
Recoveries	58	112	294	45	63	1,462	2,034
(Recovery of) provision	707	218	(125)	79	(23)	2,150	3,006
Ending balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836

As of December 31, 2019
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$87	$—	$—	$—	$—	$87
Collectively	1,784	2,488	3,448	1,187	968	1,314	11,189
Acquired with deteriorated credit quality	275	31	—	—	7	—	313
Total	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589

Loans
Evaluated for impairment:
Individually	$501	$6,190	$—	$—	$—	$—	$6,691
Collectively	306,372	1,445,522	1,638,204	148,928	54,160	4,760	3,597,946
Acquired with deteriorated credit quality	1,142	8,025	2,192	—	103	—	11,462
Total	$308,015	$1,459,737	$1,640,396	$148,928	$54,263	$4,760	$3,616,099

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
As of December 31, 2018
Allowance for loan loss
Evaluated for impairment:
Individually	$—	$428	$—	$—	$—	$—	$428
Collectively	4,059	4,015	4,116	1,268	312	1,708	15,478
Acquired with deteriorated credit quality	1	52	—	—	7	—	60
Total	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

Loans
Evaluated for impairment:
Individually	$651	$9,855	$—	$—	$—	$—	$10,506
Collectively	284,018	1,433,674	1,633,241	153,496	51,077	6,328	3,561,834
Acquired with deteriorated credit quality	1,645	11,413	2,097	—	113	—	15,268
Total	$286,314	$1,454,942	$1,635,338	$153,496	$51,190	$6,328	$3,587,608

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

The following table presents the Company's commercial loans by credit quality indicators, by class (in thousands):

	Commercial and industrial	Commercial real estate	Total
December 31, 2019
Pass	$276,847	$1,408,644	$1,685,491
Special mention	2,472	13,838	16,310
Substandard	28,696	37,255	65,951
Doubtful	—	—	—
Total	$308,015	$1,459,737	$1,767,752

December 31, 2018
Pass	$250,856	$1,402,821	$1,653,677
Special mention	27,886	5,696	33,582
Substandard	7,572	46,425	53,997
Doubtful	—	—	—
Total	$286,314	$1,454,942	$1,741,256

The following table presents the Company's non-commercial loans by payment performance, by class (in thousands):

	Performing	Non-Performing	Total
December 31, 2019
Residential real estate	$1,636,920	$3,476	$1,640,396
Home equity	148,397	531	148,928
Consumer	54,263	—	54,263
DDA overdrafts	4,760	—	4,760
Total	$1,844,340	$4,007	$1,848,347

December 31, 2018
Residential real estate	$1,630,892	$4,446	$1,635,338
Home equity	153,334	162	153,496
Consumer	51,188	2	51,190
DDA overdrafts	6,322	6	6,328
Total	$1,841,736	$4,616	$1,846,352

Aging Analysis of Accruing and Non-Accruing Loans

The following presents an aging analysis of the Company’s accruing and non-accruing loans, by class (in thousands):

	December 31, 2019
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,629,519	$5,758	$1,643	$83	$3,393	$1,640,396
Home equity	147,441	840	116	—	531	148,928
Commercial and industrial	306,375	243	31	184	1,182	308,015
Commercial real estate	1,451,773	1,514	66	—	6,384	1,459,737
Consumer	54,075	156	32	—	—	54,263
DDA overdrafts	4,030	644	86	—	—	4,760
Total	$3,593,213	$9,155	$1,974	$267	$11,490	$3,616,099

	December 31, 2018
	Accruing
	Current	30-59 days	60-89 days	Over 90 days	Non-accrual	Total
Residential real estate	$1,621,073	$8,607	$1,213	$170	$4,275	$1,635,338
Home equity	152,083	1,240	11	24	138	153,496
Commercial and industrial	284,140	397	49	52	1,676	286,314
Commercial real estate	1,445,896	487	94	4	8,461	1,454,942
Consumer	50,894	253	41	1	1	51,190
DDA overdrafts	5,840	467	15	6	—	6,328
Total	$3,559,926	$11,451	$1,423	$257	$14,551	$3,587,608

     The following presents the Company’s individually evaluated impaired loans, by class (in thousands):

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$501	$501	$—	$651	$651	$—
Commercial real estate	3,546	3,572	—	6,870	6,895	—
Total	$4,047	$4,073	$—	$7,521	$7,546	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,644	2,644	87	2,985	2,985	428
Total	$2,644	$2,644	$87	$2,985	$2,985	$428

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands):

	For the year ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$578	$—	$845	$—	$1,086	$—
Commercial real estate	4,388	41	4,623	39	4,534	69
Total	$4,966	$41	$5,468	$39	$5,620	$69

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	4,261	162	5,043	220	4,307	149
Total	$4,261	$162	$5,043	$220	$4,307	$149

If the Company's non-accrual and impaired loans had been current in accordance with their original terms, approximately $0.2 million of interest income would have been recognized during the years ended December 31, 2019, 2018 and 2017.  There were no commitments to provide additional funds on non-accrual or impaired loans at December 31, 2019.

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

The following tables set forth the Company’s TDRs (in thousands):

	December 31, 2019	December 31, 2018
Commercial and industrial	$—	$98
Commercial real estate	4,973	8,205
Residential real estate	21,029	23,521
Home equity	3,628	3,030
Consumer	—	—
Total TDRs	$29,630	$34,854

	New TDRs			New TDRs			New TDRs
	For the year ended			For the year ended			For the year ended
	December 31, 2019			December 31, 2018			December 31, 2017
		Pre	Post		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	2	3,098	3,003
Residential real estate	31	2,531	2,531	33	2,326	2,326	33	3,987	3,987
Home equity	10	967	967	10	274	274	13	271	271
Consumer	—	—	—	—	—	—	—	—	—
	41	$3,498	$3,498	43	$2,600	$2,600	$48	$7,356	$7,261

The Company had one TDR that subsequently defaulted in 2019. The loan balance was approximately $3.0 million and the subsequent default resulted in a charge-off of $0.7 million and the remaining balance was transferred to OREO during 2019.

NOTE EIGHT – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2019	2018

Land		$34,185	$34,538
Buildings and improvements	10 to 30 yrs.	95,662	95,873
Equipment	3 to 7 yrs.	43,135	41,856
		172,982	172,267
Less: accumulated depreciation		(96,017)	(93,884)
		$76,965	$78,383

The depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $5.0 million, $5.1 million, and $5.9 million, respectively.

NOTE NINE – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2019 and concluded that its carrying value was not impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2019	2018

Beginning balance	$109,567	$76,196
Goodwill and adjustments acquired in conjunction with the acquisition of Poage	(583)	28,633
Goodwill and adjustments acquired in conjunction with the acquisition of Farmers Deposit	(43)	4,738
Ending balance	$108,941	$109,567

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

	2019	2018

Gross carrying amount	$21,190	$21,190
Accumulated amortization	(9,890)	(7,909)
	$11,300	$13,281

Beginning balance	$13,281	$2,399
Core deposit intangible acquired in conjunction with the acquisition of Poage	—	8,054
Core deposit intangible acquired in conjunction with the acquisition of Farmers Deposit	—	3,334
Amortization expense	(1,981)	(506)
Ending balance	$11,300	$13,281

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2020	$1,649
2021	1,472
2022	1,386
2023	1,220
2024	1,209
Thereafter	4,364
$11,300

NOTE TEN – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2019 are summarized as follows (in thousands):

2020	$859,387
2021	316,340
2022	140,575
2023	33,240
2024	14,563
Over five years	466
$1,364,571

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $184.4 million and $172.2 million at December 31, 2019 and 2018, respectively.

NOTE ELEVEN – SHORT-TERM DEBT

A summary of the Company's short-term borrowings are as follows (dollars in thousands):

	2019	2018	2017

Balance at end of year:
Federal Home Loan Bank advances	$—	$40,000	$54,000
Securities sold under agreements to repurchase	211,255	221,911	198,219
Federal Funds purchased	—	—	—

Avg. outstanding during the year:
Federal Home Loan Bank advances	$10,752	$74,102	$46,639
Securities sold under agreements to repurchase	200,697	190,702	183,890
Federal Funds purchased	3	353	—

Max. outstanding at any month end:
Federal Home Loan Bank advances	$154,000	$185,000	$126,500
Securities sold under agreements to repurchase	226,603	221,911	257,034
Federal Funds purchased	—	10,000	—

Weighted-average interest rate:
During the year:
Federal Home Loan Bank advances	2.72%	2.21%	1.30%
Securities sold under agreements to repurchase	1.59	0.93	0.33
Federal Funds purchased	2.84	2.10	—
End of the year:
Federal Home Loan Bank advances	1.85%	2.76%	1.57%
Securities sold under agreements to repurchase	1.51	0.80	0.31
Federal Funds purchased	—	—	—

Through City National, the Company has approximately 41,000 shares of Federal Home Loan Bank (“FHLB”) stock at par value as of December 31, 2019. Purchases of FHLB stock are required based on City National’s maximum borrowing capacity with the FHLB.  Additionally, FHLB stock entitles the Company to dividends declared by the FHLB and provides an additional source of short-term and long-term funding, in the form of collateralized advances. Financing obtained from the

FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans. Collateral pledged to the FHLB included approximately $2.3 billion at December 31, 2019 and $2.1 billion at December 31, 2018 in investment securities and 1-4 family residential property loans.  In addition to the short-term financing discussed above and long-term financing (see Note Twelve) City National had an additional $1.9 billion available from unused portions of lines of credit with the FHLB and other financial institutions at December 31, 2019 and 2018.

Securities sold under agreements to repurchase consist of securities with overnight and continuous maturities.

NOTE TWELVE – LONG-TERM DEBT

The components of the Company's long-term debt are summarized below (dollars in thousands):

	2019	2018
Subordinated debentures owed to Town Square Statutory Trust I, due 2036, interest at a rate of 3.74% and 4.64%, at December 31, 2019 and 2018, respectively.	$4,124	$4,124
Fair value adjustment of subordinated debentures	(68)	(71)
	$4,056	$4,053

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
On January 29, 2020, the Board of Directors of the Company authorized repayment of its Subordinated Debentures assumed by the Company as part of its acquisition of Poage at a price of 100% of the principal amount. Town Square Statutory Trust I will repay its Capital Securities on March 16, 2020 at a price of 100%. All regulatory approvals have been received by the Company to redeem these securities.

NOTE THIRTEEN – DERIVATIVE INSTRUMENTS

As of December 31, 2019 and 2018, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	December 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$377,534	$16,094	$132,146	$3,131
Loan interest rate swap - liabilities	189,803	3,214	372,223	13,774

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	189,803	3,214	403,500	13,902
Loan interest rate swap - liabilities	382,566	16,133	132,146	3,131

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2019	2018	2017
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$4,342	$1,316	$(3,379)
Other income - derivative liabilities	(4,342)	(1,316)	3,379
Other expense - derivative liabilities	165	50	86

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a market value of $28.3 million as of December 31, 2019.

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

NOTE FOURTEEN – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2019	2018
Allowance for loan losses	$2,708	$3,742
Deferred compensation payable	2,912	2,734
Underfunded pension liability	1,912	1,794
Accrued expenses	1,196	2,276
Impaired asset losses	703	1,201
Unrealized securities losses	—	1,871
Intangible assets	479	783
Other	6,584	6,492
Total Deferred Tax Assets	16,494	20,893

Unrealized securities gains	3,709	—
Other	6,116	3,555
Total Deferred Tax Liabilities	9,825	3,555
Net Deferred Tax Assets	$6,669	$17,338

No material valuation allowances for deferred tax assets were recorded at December 31, 2019 and 2018 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

On December 22, 2017, the President signed the Tax Cut and Jobs Act ("TCJA") into law. Among other things, the TCJA reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this decrease in the corporate income tax, the Company re-measured its deferred tax assets and liabilities, which resulted in a provisional charge to earnings of $7.1 million in 2017, which is included in total deferred tax expense in the table below. Upon final analysis of available information and refinement of the Company's calculations during 2018, the Company increased its provisional amount by $0.1 million, which is included as a component of income tax expense. Significant components of the provision for income taxes are as follows (in thousands):

	2019	2018	2017
Current:
Federal	$16,636	$16,846	$20,090
State	2,560	2,413	1,436
Total current tax expense	19,196	19,259	21,526

Total deferred tax expense	4,939	(1,244)	14,909
Income tax expense	$24,135	$18,015	$36,435

A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2019	2018	2017

Computed federal taxes at statutory rate	$23,832	$18,483	$31,761
State income taxes, net of federal tax benefit	2,376	1,730	1,321
Tax effects of:
Tax-exempt interest income	(733)	(694)	(1,098)
Bank-owned life insurance	(791)	(649)	(1,474)
Change in statutory tax rate	—	—	7,070
Other items, net	(549)	(855)	(1,145)
Income tax expense	$24,135	$18,015	$36,435

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.6 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2019	2018

Beginning balance	$1,811	$1,889
Additions for current year tax positions	115	184
Additions for prior year tax positions	377	241
Decreases related to lapse of applicable statute of limitation	(496)	(503)
Ending balance	$1,807	$1,811

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2019, 2018 and 2017, the provision related to interest and penalties was approximately $0.6 million, $0.2 million, and $0.2 million, respectively. The balance of accrued interest and penalties at December 31, 2019 and 2018 was $0.7 million and $0.5 million, respectively.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2016 and forward.

NOTE FIFTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2013 Incentive Plan (the "2013 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights (“SARs”), or stock awards to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued under the 2013 Plan upon the exercise of stock options, SARs and stock awards, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of options and SARs awarded, including vesting periods, exercise prices (stock price at date of grant) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  As of December 31, 2019, approximately 451,000 shares were still available to be issued under the 2013 Plan.

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

In 2018, the Board of Directors granted the named executive officers ("NEOs") of the Company restricted stock units ("RSUs") and performance share units ("PSUs"). The RSUs will vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs will vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on two factors: (1) the Company's three-year average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies and (2) the Company's total shareholder return ("TSR") during the three-year performance period relative to the TSR of the selected peer companies.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	2019		2018		2017
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	57,972	$51.15	87,605	$47.15	86,613	$41.08
Granted	—	—	—	—	17,631	66.32
Exercised	(11,721)	44.87	(29,633)	39.31	(16,639)	35.91
Forfeited	—	—	—	—	—	—
Outstanding at December 31	46,251	$52.74	57,972	$51.15	87,605	$47.15

Exercisable at end of year	8,063	$44.48	2,697	$45.13	7,887	$37.37

Nonvested at beginning of year	55,275	51.40	79,718	48.08	83,613	41.47
Granted during the year	—	—	—	—	17,631	66.32
Vested during the year	(17,087)	44.65	(24,443)	40.58	(21,526)	37.31
Forfeited during the year	—	—	—	—	—	—
Nonvested at end of year	38,188	$54.42	55,275	$51.40	79,718	$48.08

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	For the year ended December 31,
	2019	2018	2017
Proceeds from stock option exercises	$526	$1,164	$597
Intrinsic value of stock options exercised	368	944	481

Stock-based compensation expense associated with stock options	$119	$178	$246
Income tax benefit recognized related to stock-based compensation	12	19	42

At period-end:	2019
Unrecognized stock-based compensation expense	$84
Weighted average period in which the above amount is expected to be recognized	1.5	years

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2019, 2018 and 2017, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2019, the criteria were probable of being met.

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

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2019, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	2019		2018		2017
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	149,692		170,033		180,622
Granted	44,598	$77.78	28,363	$69.94	28,839	$64.42
Forfeited/Vested	(46,207)		(48,704)		(39,428)
Outstanding at December 31	148,083		149,692		170,033

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	For the year ended December 31,
	2019	2018	2017
Stock-based compensation expense associated with restricted shares	$2,022	$1,609	$1,507

At period-end:	2019
Unrecognized stock-based compensation expense	$5,018
Weighted average period in which the above amount is expected to be recognized	2.9	years

401(k) Plan

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2019	2018	2017
Expense associated with the Company's 401(k) Plan	$1,023	$905	$841

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	203,989	229,276	228,662

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
Primarily as a result of the interest rate environment over the past several years and mortality table revisions, the benefit obligation exceeded the estimated fair value of plan assets as of December 31, 2019 and December 31, 2018. The following table summarizes activity within the Company's Defined Benefit Plans (dollars in thousands):

	Pension Benefits
	2019	2018

Change in fair value of plan assets:
Fair value at beginning of measurement period	$12,041	$16,360
Actual gain (loss) on plan assets	880	(434)
Contributions	—	1,509
Benefits paid	(1,037)	(5,394)
Fair value at end of measurement period	11,884	12,041

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(14,222)	(18,488)
Interest cost	(561)	(590)
Actuarial (loss) gain	(21)	(1,488)
Assumption changes	(1,452)	825
Benefits paid	1,037	5,394
Settlement loss	—	125
Benefit obligation at end of measurement period	(15,219)	(14,222)

Funded status	$(3,335)	$(2,181)

Weighted-average assumptions for benefit obligation:
Discount rate	3.05%	4.10%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	4.10%	3.38%
Expected long-term rate of return	6.75%	6.56%

Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2019 and 2018, and no significant contributions are anticipated being required for the year ending December 31, 2020.

During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company made a $1.5 million terminal contribution in 2018 to terminate the plan.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plans, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands):

	2019	2018	2017

Components of net periodic benefit:
Interest cost	$561	$590	$772
Expected return on plan assets	(856)	(1,080)	(1,219)
Settlement	—	71	(104)
Net amortization and deferral	917	890	849
Net Periodic Pension Cost	$622	$471	$298

Amounts related to the Company's Defined Benefit Pension Plans recognized as a component of other comprehensive income were as follows (in thousands):

	2019	2018	2017
Net actuarial gain (loss)	$(530)	$(1,092)	$838
Deferred tax (expense) benefit	131	254	(1,211)
Other comprehensive income (loss), net of tax	$(399)	$(838)	$(373)

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Net actuarial loss	$8,182	$7,652
Deferred tax benefit	(1,912)	(1,781)
Amounts included in accumulated other comprehensive loss, net of tax	$6,270	$5,871

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2020	$995
2021	994
2022	1,002
2023	994
2024	1,008
2025 through 2028	4,747

The major categories of assets in the Company’s Defined Benefit Plans as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Twenty).

	Total	Level 1	Level 2	Level 3
2019
Cash and cash equivalents	$79	$79	$—	$—
Common stocks	6,787	6,787	—	—
Corporate bonds	5,018	—	5,018	—
Total	$11,884	$6,866	$5,018	$—

2018
Cash and cash equivalents	$12,041	$12,041	$—	$—
Total	$12,041	$12,041	$—	$—

Horizon Defined Benefit Plan (Investment Strategy)

During the fourth quarter of 2018, the Company changed the administrator of The Horizon Defined Benefit Plan to its trust department. The Company's pension committee has revised the plan's investment strategy and set a target allocation of 50% equity securities and 50% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2019, the plan assets were invested in equity securities (57%), fixed income securities (42%), and cash and cash equivalents (1%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2019 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2019, 2018 and 2017.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	89.02%
Funded status for plan inherited with Poage acquisition	94.35%

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2019. The liability was $2.1 million at December 31, 2019 and 2018.

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

	For the year ended December 31
	2019	2018	2017
Cost of other post-retirement benefits	$304	$280	$278

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	6,570	6,923	5,695
Cash surrender value of insurance policies (included in Other Assets)	6,544	6,807	6,954

NOTE SIXTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2018	Additions	Reductions	December 31, 2019
Related Party Loans	$22,032	$204	$(1,854)	$20,382
Unfunded commitments	$16,109			$13,006

NOTE SEVENTEEN – COMMITMENTS AND CONTINGENCIES

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The Company has entered into agreements with its customers to extend credit or provide conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment.  Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion.  Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The majority of the Company's commitments have variable interest rates. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfunded portion of these commitments is not reflected in the balance sheet.

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2019	December 31, 2018

Commitments to extend credit:
Home equity lines	$214,715	$207,509
Commercial real estate	56,941	68,649
Other commitments	213,904	201,687
Standby letters of credit	6,748	7,183
Commercial letters of credit	1,249	811

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

NOTE EIGHTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2019, no such shares were outstanding, nor were any expected to be issued.

NOTE NINETEEN – REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and cash for City Holding (the “Parent Company”) is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2019, City National could pay dividends up to $76.8 million without prior regulatory permission.

During 2019, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2019, the Parent Company reported a cash balance of approximately $26.2 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2020.

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

The Company’s regulatory capital ratios for both City Holding and City National are illustrated in the following tables (in thousands):

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier 1 Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier 1 Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

December 31, 2018:	Actual		Minimum Required - Basel III Phase-In Schedule		Minimum Required - Basel III Fully Phased-In (*)		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$492,526	15.1%	$208,294	6.375%	$228,715	7.0%	$212,378	6.5%
City National Bank	423,099	13.1%	206,676	6.375%	226,938	7.0%	210,728	6.5%
Tier 1 Capital
City Holding Company	496,526	15.2%	257,304	7.875%	277,725	8.5%	261,389	8.0%
City National Bank	423,099	13.1%	255,306	7.875%	275,568	8.5%	259,358	8.0%
Total Capital
City Holding Company	512,801	15.7%	322,651	9.875%	343,072	10.5%	326,736	10.0%
City National Bank	439,374	13.6%	320,145	9.875%	340,408	10.5%	324,198	10.0%
Tier 1 Leverage Ratio
City Holding Company	496,526	11.4%	174,833	4.000%	174,833	4.0%	218,542	5.0%
City National Bank	423,099	9.8%	172,594	4.000%	172,594	4.0%	215,742	5.0%

(*) Represents the minimum required capital levels as of January 1, 2019 when Basel III Capital Rules have been fully phased in.

As of December 31, 2019, management believes that City Holding Company, and its banking subsidiary, City National, were “well capitalized.” City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2019, management believes that City Holding and City National meet all capital adequacy requirements.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) went into effect.  The Regulatory Relief Act provides for a simplification of the minimum capital level requirements applicable to the Company.  The FDIC issued its final rules regarding this change on September 17, 2019.  Beginning on March 31, 2020, the Company will have the option of using a single community bank leverage ratio (Tier 1 capital to average consolidated assets) requirement of over nine percent to qualify as “well-capitalized.”  This new framework will replace the Basel III Capital

Rules applicable to the Company.  As of December 31, 2019, the Company would have satisfied the community bank leverage ratio requirement had it been in effect.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  These quotes utilize the overnight indexed swap ("OIS") curve as a basis for discounting cash flows. The OIS curve is based on the Federal Funds rate. The Company’s derivatives are included within its Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers such factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk during the year ended December 31, 2019.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using inputs based on observable market data.  The following table presents the Company's assets and liabilities measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$502	$—	$502	$—
Obligations of states and political subdivisions	117,187	—	117,187	—
Mortgage-backed securities:
U.S. Government agencies	642,104	—	642,104	—
Private label	11,485	—	11,485	—
Trust preferred securities	4,461	—	4,461	—
Corporate securities	32,126	—	32,126	—
Marketable equity securities	12,634	7,787	4,847	—
Certificates of Deposit held for investment	2,241	—	2,241	—
Derivative assets	19,310	—	19,310	—

Financial Liabilities
Derivative liabilities	19,380	—	19,380	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$8,925	$—	$—	$8,925	$(87)
Non-Financial Assets
Other real estate owned	4,670	—	—	4,670	(470)
Other assets	100	—	—	100	(297)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2018
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$5,733	$—	$5,733	$—
Obligations of states and political subdivisions	128,070	—	128,070	—
Mortgage-backed securities:
U.S. Government agencies	550,758	—	550,758	—
Private label	12,043	—	12,043	—
Trust preferred securities	4,799	—	4,538	261
Corporate securities	16,658	—	16,658	—
Marketable equity securities	11,771	7,365	4,406	—
Certificates of Deposit held for investment	3,735	—	3,735	—
Derivative assets	17,100	—	17,100	—

Financial Liabilities
Derivative liabilities	16,905	—	16,905	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$10,078	$—	$—	$10,078	$(428)
Non-Financial Assets
Other real estate owned	4,608	—	—	4,608	(838)
Other assets	600	—	—	600	(491)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During December 31, 2019 and 2018, collateral discounts ranged from 20% to 30%. During December 31, 2019 and 2018, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$140,144	$140,144	$140,144	$—	$—
Securities available-for-sale	810,106	810,106	—	810,106	—
Securities held-to-maturity	49,036	50,598	—	50,598	—
Marketable equity securities	12,634	12,634	7,787	4,847	—
Net loans	3,604,510	3,574,435	—	—	3,574,435
Accrued interest receivable	11,569	11,569	11,569	—	—
Derivative assets	19,310	19,310	—	19,310	—

Liabilities:
Deposits	4,075,894	4,094,493	2,711,323	1,383,170	—
Short-term debt	211,255	211,255	—	211,255	—
Long-term debt	4,056	4,124	—	4,124	—
Accrued interest payable	2,849	2,849	2,849	—	—
Derivative liabilities	19,380	19,380	—	19,380	—

December 31, 2018
Assets:
Cash and cash equivalents	$122,991	$122,991	$122,991	$—	$—
Securities available-for-sale	721,796	721,796	—	721,535	261
Securities held-to-maturity	60,827	60,706	—	60,706	—
Marketable equity securities	11,771	11,771	7,365	4,406	—
Net loans	3,571,642	3,516,557	—	—	3,516,557
Accrued interest receivable	12,424	12,424	12,424	—	—
Derivative assets	17,100	17,100	—	17,100	—

Liabilities:
Deposits	3,975,559	3,985,534	2,622,905	1,362,629	—
Short-term debt	261,911	261,911	—	261,911	—
Long-term debt	4,053	4,115	—	4,115	—
Accrued interest payable	2,630	2,630	2,630	—	—
Derivative liabilities	16,905	16,905	—	16,905	—

NOTE TWENTY-ONE – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31
	2019	2018

Assets
Cash	$26,171	$20,621
Securities available-for-sale	6,286	5,908
Investment in subsidiaries	638,490	583,673
Loans	663	701
Fixed assets	23	5
Other assets	643	3,316
Total Assets	$672,276	$614,224

Liabilities
Junior subordinated debentures	$4,056	$4,053
Dividends payable	9,293	8,774
Deferred tax liability	534	366
Other liabilities	410	267
Total Liabilities	14,293	13,460

Total Shareholders’ Equity	657,983	600,764
Total Liabilities and Shareholders’ Equity	$672,276	$614,224

In 2018, the Parent Company repaid its junior subordinated debentures that were owed to City Holding Capital Trust III. In connection with the acquisition of Poage, the Parent Company assumed Poage's junior subordinated debentures that are owed to Town Square Statutory Trust I.

Condensed Statements of Comprehensive Income

The following table presents the condensed statements of comprehensive income of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2019	2018	2017

Income
Dividends from subsidiaries	$58,000	$50,000	$30,000
Realized and unrealized investment securities gains	425	208	200
Other income	151	130	115
	58,576	50,338	30,315
Expenses
Interest expense	182	880	765
Merger related expenses	—	1,899	—
Other expenses	1,794	1,842	1,636
	1,976	4,621	2,401
Income Before Income Tax Benefit and Equity in Undistributed Net Income of Subsidiaries	56,600	45,717	27,914
Income tax benefit	(455)	(1,114)	(1,197)
Income Before Equity in Undistributed Net Income of Subsidiaries	57,055	46,831	29,111
Equity in undistributed net income of subsidiaries	32,297	23,171	25,199
Net Income	$89,352	$70,002	$54,310

Total Comprehensive Income	$109,674	$63,821	$56,677

Condensed Statements of Cash Flows

The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2019	2018	2017
Operating Activities
Net income	$89,352	$70,002	$54,310
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities gains	(425)	(208)	(200)
Provision (benefit) for deferred income taxes	173	(88)	1,347
Depreciation, amortization and accretion, net	3	1	1
Stock based compensation	2,516	2,151	2,097
Asset write down	—	193	—
Change in other assets	2,696	2,668	(405)
Change in other liabilities	(2,060)	(1,816)	(1,660)
Equity in undistributed net income	(32,297)	(23,171)	(25,199)
Net Cash Provided by Operating Activities	59,958	49,732	30,291

Investing Activities
Proceeds from sales of available for sale securities	6	—	200
Net decrease in loans	38	—	—
Acquisition of Farmers Deposit Bancorp, Inc., net of cash acquired of $946	—	(23,954)	—
Acquisition of Poage Bankshares, Inc., net of cash acquired of $518	—	502	—
Net Cash Provided by (Used in) Investing Activities	44	(23,452)	200

Financing Activities
Repayment of long-term debt	—	(16,495)	—
Proceeds from sale of capital securities	—	495	—
Dividends paid	(35,547)	(29,583)	(27,120)
Issuance of common stock	—	—	28,408
Purchases of treasury stock	(19,431)	(20,271)	—
Exercise of stock options	526	1,164	732
Net Cash (Used in) Provided by Financing Activities	(54,452)	(64,690)	2,020
Increase (Decrease) in Cash and Cash Equivalents	5,550	(38,410)	32,511
Cash and cash equivalents at beginning of year	20,621	59,031	26,520
Cash and Cash Equivalents at End of Year	$26,171	$20,621	$59,031

NOTE TWENTY-TWO – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information (unaudited) is presented below (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2019
Interest income	$48,933	$50,238	$49,981	$48,548
Taxable equivalent adjustment	208	202	192	189
Interest income (FTE)	49,141	50,440	50,173	48,737
Interest expense	8,867	9,327	9,444	8,701
Net interest income	40,274	41,113	40,729	40,036
(Recovery of) provision for loan losses	(849)	(600)	274	(75)
Non-interest income	15,925	17,825	16,698	18,042
Non-interest expense	29,411	30,772	28,397	29,034
Income before income tax expense	27,637	28,766	28,756	29,119
Income tax expense	5,810	5,813	6,193	6,319
Taxable equivalent adjustment	(208)	(202)	(192)	(189)
Net income available to common shareholders	$21,619	$22,751	$22,371	$22,611

Net earnings allocated to common shareholders	$21,433	$22,554	$22,179	$22,409

Basic earnings per common share	$1.31	$1.38	$1.36	$1.38
Diluted earnings per common share	1.30	1.38	1.36	1.38
Average common shares outstanding:
Basic	16,411	16,368	16,271	16,207
Diluted	16,429	16,386	16,289	16,230

2018
Interest income	$37,644	$39,180	$42,729	$44,348
Taxable equivalent adjustment	187	187	187	194
Interest income (FTE)	37,831	39,367	42,916	44,542
Interest expense	4,997	5,607	7,171	7,917
Net interest income	32,834	33,760	35,745	36,625
Provision for (recovery of) loan losses	181	(2,064)	(27)	(400)
Non-interest income	14,492	15,611	15,753	14,706
Non-interest expense	24,937	24,911	25,040	38,178
Income before income tax expense	22,208	26,524	26,485	13,553
Income tax expense	4,405	5,358	5,606	2,646
Taxable equivalent adjustment	(187)	(187)	(187)	(194)
Net income available to common shareholders	$17,616	$20,979	$20,692	$10,713

Net earnings allocated to common shareholders	$17,421	$20,768	$20,491	$10,623

Basic earnings per common share	$1.13	$1.36	$1.34	$0.68
Diluted earnings per common share	1.13	1.35	1.33	0.68
Average common shares outstanding:
Basic	15,414	15,326	15,340	15,603
Diluted	15,436	15,345	15,358	15,618

NOTE TWENTY-THREE – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2019	2018	2017

Net income available to common shareholders	$89,352	$70,002	$54,310
Less: earnings allocated to participating securities	(806)	(654)	(591)
Net earnings allocated to common shareholders	$88,546	$69,348	$53,719

Distributed earnings allocated to common shares outstanding	$35,542	$32,483	$27,497
Undistributed earnings allocated to common shares outstanding	53,004	36,865	26,222
Net earnings allocated to common shareholders	$88,546	$69,348	$53,719

Average shares outstanding, basic	16,314	15,421	15,412
Effect of dilutive securities	19	18	24
Average shares outstanding, diluted	16,333	15,439	15,436

Basic earnings per share	$5.43	$4.50	$3.49
Diluted earnings per share	$5.42	$4.49	$3.48

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

NOTE TWENTY-FOUR – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 23%.

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2017	$(5,033)	$(611)	$(5,644)

Other comprehensive loss before reclassifications	(963)	(5,343)	(6,306)
Amounts reclassified from other comprehensive loss	125	—	125
	(838)	(5,343)	(6,181)

Adoption of ASU No. 2016-01	—	(2,657)	(2,657)

Balance at December 31, 2018	$(5,871)	$(8,611)	$(14,482)

Other comprehensive (loss) income before reclassifications	(399)	20,775	20,376
Amounts reclassified from other comprehensive income (loss)	—	(54)	(54)
	(399)	20,721	20,322

Balance at December 31, 2019	$(6,270)	$12,110	$5,840

	Amount reclassified from Other Comprehensive Income (Loss)			Affected line item
	December 31,			in the Consolidated
	2019	2018	2017	Statements of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(69)	$—	$(4,476)	Gains on sale of investment securities
Related income tax expense	15	—	1,657	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$(54)	$—	$(2,819)

Defined benefit pension plans:
Gain on termination of defined benefit plan	$—	$163	$—	Other expense
Related income tax expense	—	(38)	—	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$—	$125	$—

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

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2019	2018
Major revenue streams
Service charges	At a point in time and over time	$31,515	$29,704
Bankcard revenue	At a point in time	21,093	18,369
Trust and investment management fee income	Over time	7,159	6,529
Other income	At a point in time and over time	4,000	2,851
Net revenue from contracts with customers		63,767	57,453
Non-interest income within the scope of other GAAP topics		4,723	3,111
Total non-interest income		$68,490	$60,564

NOTE TWENTY-SIX – SUBSEQUENT EVENT

On January 22, 2020, the Company announced that City National had entered into an agreement to sell 86,605 shares of Visa Inc. Class B common stock at a pre-tax gain of approximately $17.8 million on January 17, 2020. The carrying value of the Visa Class B shares on City National’s balance sheet was $0, as City National had no historical cost basis in the shares. This transaction settled in January 2020 and will be reported as a gain in the Company’s first quarter 2020 results. The Company has no remaining shares of Visa stock.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

(a)	Management’s annual report on internal control over financial reporting appears on page 50 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2019.

(b)	The attestation report of the Company's independent registered public accounting firm appears on page 51 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2019.

(c)
The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2019, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions “ELECTION OF DIRECTORS”, “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's 2020 Proxy Statement that will be filed within 120 days of December 31, 2019 and is hereby incorporated by reference.

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

Item 11.Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", “COMPENSATION DISCUSSION AND ANALYSIS”, “EQUITY HOLDINGS”, “POST-EMPLOYMENT PAYMENTS”, “BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and "PAY RATIO DISCLOSURE" in the Company's 2020 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2020 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and “ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company's 2020 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2020 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the “Exhibit Index” on pages 108-110 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

4(c)	Description of City Holding Company's Securities
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

10(k)
Indenture, dated as of December 22, 2006, between Town Square Financial Corporation and Wilmington Trust Company, as Trustee (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2018 and filed March 11, 2019 with the Securities and Exchange Commission).

10(l)
Second Supplemental Indenture, dated as of December 7, 2018, by and between City Holding Company, Poage Bankshares, Inc. and Wilmington Trust Company, as Trustee (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2018 and filed March 11, 2019 with the Securities and Exchange Commission).

21	Subsidiaries of City Holding Company
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

Date:	February 27, 2020		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2020. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ Charles R. Hageboeck, Ph.D.
C. Dallas Kayser	Charles R. Hageboeck, Ph.D.
Chairman	Director, President, and Chief Executive Officer

/s/ Thomas L. Burnette	/s/ Tracy W. Hylton, II
Thomas L. Burnette	Tracy W. Hylton, II
Director	Director

/s/ John R. Elliot	/s/ J. Thomas Jones
John R Elliot	J. Thomas Jones
Director	Director

/s/ Charles W. Fairchilds	/s/ James L. Rossi
Charles W. Fairchilds	James L. Rossi
Director	Director

/s/ William H. File, III	/s/ Sharon H. Rowe
William H. File, III	Sharon H. Rowe
Director	Director

/s/ Robert D. Fisher	/s/ Diane Strong-Treister
Robert D. Fisher	Diane Strong-Treister
Director	Director

/s/ Jay C. Goldman
Jay C. Goldman
Director