Form 10-Q
period 2020-03-31
CITY HOLDING CO
filed 2020-05-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 16,148,796 shares of common stock as of May 1, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) the uncertainties on the Company’s business, results of operations and financial condition, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on financial markets, the effectiveness of the Company’s work from home arrangements and staffing levels in operational facilities, the impact of market participants on which the Company relies and actions taken by governmental authorities and other third parties in response to the pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; and (15) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$92,365	$88,658
Interest-bearing deposits in depository institutions	18,271	51,486
Cash and Cash Equivalents	110,636	140,144

Investment securities available for sale, at fair value	934,113	810,106
Investment securities held-to-maturity, at amortized cost (approximate fair value at March 31, 2020 and December 31, 2019 - $0 and $50,598, respectively)	—	49,036
Other securities	26,827	28,490
Total Investment Securities	960,940	887,632

Gross loans	3,613,050	3,616,099
Allowance for credit losses	(24,393)	(11,589)
Net Loans	3,588,657	3,604,510

Bank owned life insurance	116,000	115,261
Premises and equipment, net	78,948	76,965
Accrued interest receivable	12,570	11,569
Net deferred tax asset	2,159	6,669
Goodwill and other intangible assets, net	119,829	120,241
Other assets	98,710	55,765
Total Assets	$5,088,449	$5,018,756

Liabilities
Deposits:
Noninterest-bearing	$857,501	$805,087
Interest-bearing:
Demand deposits	837,966	896,465
Savings deposits	989,609	1,009,771
Time deposits	1,366,977	1,364,571
Total Deposits	4,052,053	4,075,894

Short-term borrowings:
Federal Home Loan Bank advances	9,900	—
Securities sold under agreements to repurchase	224,247	211,255
Long-term debt	—	4,056
Other liabilities	117,021	69,568
Total Liabilities	4,403,221	4,360,773
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2020 and December 31, 2019, less 2,907,168 and 2,744,109 shares in treasury, respectively	47,619	47,619
Capital surplus	170,096	170,309
Retained earnings	556,718	539,253
Cost of common stock in treasury	(116,665)	(105,038)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	33,730	12,110
Underfunded pension liability	(6,270)	(6,270)
Total Accumulated Other Comprehensive Income	27,460	5,840
Total Shareholders’ Equity	685,228	657,983
Total Liabilities and Shareholders’ Equity	$5,088,449	$5,018,756
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2020	2019

Interest and fees on loans	$41,335	$42,279
Interest and dividends on investment securities:
Taxable	5,871	5,689
Tax-exempt	707	779
Interest on deposits in depository institutions	304	186
Total Interest Income	48,217	48,933

Interest Expense
Interest on deposits	7,238	7,767
Interest on short-term borrowings	464	1,052
Interest on long-term debt	100	48
Total Interest Expense	7,802	8,867
Net Interest Income	40,415	40,066
Provision for (recovery of) credit losses	7,972	(849)
Net Interest Income After Provision for (Recovery of) Credit Losses	32,443	40,915

Non-Interest Income
Gains on sale of investment securities, net	63	88
Unrealized (losses) gains recognized on equity securities still held	(2,402)	75
Service charges	7,723	7,321
Bankcard revenue	5,115	4,969
Trust and investment management fee income	1,799	1,642
Bank owned life insurance	1,676	1,016
Sale of VISA shares	17,837	—
Other income	1,536	814
Total Non-Interest Income	33,347	15,925

Non-Interest Expense
Salaries and employee benefits	15,851	15,243
Occupancy related expense	2,488	2,732
Equipment and software related expense	2,429	2,191
FDIC insurance expense	—	291
Advertising	843	869
Bankcard expenses	1,435	1,182
Postage, delivery, and statement mailings	616	624
Office supplies	394	386
Legal and professional fees	601	521
Telecommunications	511	726
Repossessed asset losses, net of expenses	198	216
Merger related costs	—	250
Other expenses	4,102	4,180
Total Non-Interest Expense	29,468	29,411
Income Before Income Taxes	36,322	27,429
Income tax expense	7,322	5,810
Net Income Available to Common Shareholders	$29,000	$21,619

Average shares outstanding, basic	16,080	16,411
Effect of dilutive securities	21	18
Average shares outstanding, diluted	16,101	16,429

Basic earnings per common share	$1.79	$1.31
Diluted earnings per common share	$1.78	$1.30

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income available to common shareholders	$29,000	$21,619

Available-for-Sale Securities
Unrealized gains on available-for-sale securities arising during the period	26,714	11,362
Reclassification adjustment for gains	(63)	(88)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	1,562	—
Other comprehensive income before income taxes	28,213	11,274
Tax effect	(6,593)	(2,643)
Other comprehensive income, net of tax	21,620	8,631

Comprehensive Income, Net of Tax	$50,620	$30,250

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2020 and 2019
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	21,619	—	—	21,619
Other comprehensive income (loss)	—	—	—	—	8,631	8,631
Cash dividends declared ($0.53 per share)	—	—	(8,739)	—	—	(8,739)
Stock-based compensation expense	—	803	—	—	—	803
Restricted awards granted	—	(224)	—	224	—	—
Exercise of 5,638 stock options	—	81	—	171	—	252
Purchase of 54,740 treasury shares	—	—	—	(4,089)	—	(4,089)
Balance at March 31, 2019	$47,619	$170,215	$498,847	$(91,589)	$(5,851)	$619,241

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Adoption of ASU 2016-13	—	—	(2,335)	—	—	(2,335)
Net income	—	—	29,000	—	—	29,000
Other comprehensive income (loss)	—	—	—	—	21,620	21,620
Cash dividends declared ($0.57 per share)	—	—	(9,200)	—	—	(9,200)
Stock-based compensation expense	—	1,009	—	—	—	1,009
Restricted awards granted	—	(1,154)	—	1,154	—	—
Exercise of 2,650 stock options	—	(68)	—	190	—	122
Purchase of 181,899 treasury shares	—	—	—	(12,971)	—	(12,971)
Balance at March 31, 2020	$47,619	$170,096	$556,718	$(116,665)	$27,460	$685,228

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2020	2019
Net income	$29,000	$21,619
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) and amortization, net	(422)	455
Provision for (recovery of) credit losses	7,972	(849)
Depreciation of premises and equipment	1,325	1,209
Deferred income tax expense	(824)	1,922
Net periodic employee benefit cost	181	193
Unrealized and realized investment securities losses (gains), net	2,339	(163)
Stock-compensation expense	1,009	803
Excess tax benefit from stock-compensation expense	(121)	(77)
Increase in value of bank-owned life insurance	(1,676)	(1,016)
Loans held for sale
Loans originated for sale	(2,327)	(4,325)
Proceeds from the sale of loans originated for sale	2,229	5,939
Gain on sale of loans	(77)	(165)
Change in accrued interest receivable	(1,001)	(1,233)
Change in other assets	(5,926)	(4,193)
Change in other liabilities	8,937	(57)
Net Cash Provided by Operating Activities	40,618	20,062

Net decrease in loans	6,442	26,920
Securities available-for-sale
Purchases	(94,151)	(61,432)
Proceeds from sales	26,090	25,062
Proceeds from maturities and calls	20,644	15,432
Securities held-to-maturity
Proceeds from maturities and calls	—	5,484
Other investments
Purchases	(1,357)	(9,006)
Proceeds from sales	624	11,715
Purchases of premises and equipment	(3,329)	(1,576)
Disposals of premises and equipment	119	30
Proceeds from bank-owned life insurance policies	1,412	304
Sale of Ashland office, net	440	—
Net Cash (Used in) Provided by Investing Activities	(43,066)	12,933

Net increase in non-interest-bearing deposits	52,414	4,514
Net (decrease) increase in interest-bearing deposits	(76,100)	63,190
Net increase (decrease) in short-term borrowings	22,892	(67,228)
Repayment of long-term debt	(4,124)	—
Purchases of treasury stock	(12,971)	(4,089)
Proceeds from exercise of stock options	122	252
Dividends paid	(9,293)	(8,775)
Net Cash Used in Financing Activities	(27,060)	(12,136)
(Decrease) Increase in Cash and Cash Equivalents	(29,508)	20,859
Cash and cash equivalents at beginning of period	140,144	122,991
Cash and Cash Equivalents at End of Period	$110,636	$143,850
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020

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

On January 30, 2019, the Company announced that City National had signed a definitive agreement to sell its Virginia Beach, Virginia branch. The terms of the agreement provided for the acquirer to assume the majority of deposits and to acquire the equipment and other select assets associated with the branch, while City National retained the loans. The transaction closed during the second quarter of 2019. As a result of this transaction, the Company recognized a gain of $0.7 million and outstanding deposit balances decreased by $25.7 million.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2020. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements included in the Company’s 2019 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2019 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B -  Recent Accounting Pronouncements

Recently Adopted:

CECL

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model ("CECL") will apply to the allowance for credit losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This amendment clarifies the scope of the guidance in ASU No. 2016-13. In December 2018, the federal bank regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial

Instruments, as amended, on January 1, 2020. In April 2020, federal bank regulators issued an interim final rule which provided banking organizations that implement CECL before the end of 2020 the option to delay for two more years an estimate of CECL's effect on regulatory capital, followed by the three-year transition period as previously issued. Management has elected to utilize the five-year interim final rule.

The Company adopted 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior periods amounts continue to be reported in accordance with previously applicable GAAP.

The Company adopted 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased-credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether the PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $2.7 million of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income over the remaining life of the asset.

The following table illustrates the impact of ASC 326:

	As Reported Under	Pre-ASC 326	Impact of ASC 326
	ASC 326	Adoption	Adoption

Gross Loans	$3,618,825	$3,616,099	$2,726
Allowance for Credit Losses	(17,349)	(11,589)	(5,760)
Deferred Tax Assets, net	7,380	6,669	711

Shareholders' Equity	655,648	657,983	(2,335)

As a result of the adoption of ASU 2016-13, the Company revised some of its existing accounting policies as noted below:

Allowance for Credit Losses - Available-for-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Purchased Credit Deteriorated ("PCD") Loans: The Company has purchased loans during its acquisitions, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and the allowance for credit losses becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Allowance for Credit Losses - Loans: The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Measurement Method
Commercial and industrial	Migration
Commercial real estate:
1-4 family	Migration
Hotels	Migration
Multi-family	Migration
Non Residential Non-Owner Occupied	Migration
Non Residential Owner Occupied	Migration
Residential real estate	Vintage
Home equity	Vintage
Consumer	Vintage

Migration is an analysis that tracks a closed pool of loans for a configurable period of time and calculates a loss ratio on only those loans in the pool at the start date based on outstanding balance. Vintage is a predictive loss model that includes a reasonable approximation of probable and estimable future losses by tracking each loan's net losses over the life of the loan as compared to its original balance. For demand deposit overdrafts, the allowance for credit losses is measured using the historical loss rate. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, the expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled-debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Troubled Debt Restructurings ("TDRs"): A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.

Others

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This amendment simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2017-04 did not have a material impact on the Company's financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." This amendment removes, modifies, and clarifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2018-13 did not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2018-15 did not have a material impact on the Company's financial statements.

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index will be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of reviewing all of its contracts that will be impacted by changing from LIBOR to SOFR.

In October 2018, the FASB issued ASU No. 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities." This amendment simplifies the analysis of fees paid to decision makers or service providers in determining variable interest entities. This ASU became effective for the Company on January 1, 2020. The adoption of ASU No. 2018-17 did not have a material impact on the Company's financial statements.

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

Note C – Investments

The aggregate carrying and approximate fair market values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$500	$2	$—	$502	$500	$2	$—	$502
Obligations of states and
political subdivisions	121,684	4,896	630	125,950	112,393	4,800	6	117,187
Mortgage-backed securities:
U.S. government agencies	718,679	41,318	532	759,465	631,637	12,292	1,825	642,104
Private label	10,669	269	76	10,862	10,896	589	—	11,485
Trust preferred securities	4,549	—	1,149	3,400	4,781	27	347	4,461
Corporate securities	31,618	465	390	31,693	31,669	500	43	32,126
Total Debt Securities	887,699	46,950	2,777	931,872	791,876	18,210	2,221	807,865
Certificates of deposit held for investment	2,241	—	—	2,241	2,241	—	—	2,241
Total Securities Available-for-Sale	$889,940	$46,950	$2,777	$934,113	$794,117	$18,210	$2,221	$810,106

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598
Total Securities Held-to-Maturity	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598

Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments will be recorded through Other Comprehensive Income.

The Company's other investment securities include marketable and non-marketable equity securities. At March 31, 2020 and December 31, 2019, the Company held $10.2 million and $12.6 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Changes in the fair value of the marketable equity securities are recorded in Unrealized (losses) gains recognized on equity securities still held in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2020 and December 31, 2019, the Company held $16.6 million and $15.9 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At March 31, 2020 and December 31, 2019 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2020 and December 31, 2019.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$17,990	$629	$320	$1	$18,310	$630
Mortgage-backed securities:
U.S. Government agencies	64,404	511	4,780	21	69,184	532
Private Label	5,540	76	—	—	5,540	76
Trust preferred securities	—	—	3,400	1,149	3,400	1,149
Corporate securities	15,193	390	—	—	15,193	390
Total available-for-sale	$103,127	$1,606	$8,500	$1,171	$111,627	$2,777

	December 31, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$230	$—	$1,439	$6	$1,669	$6
Mortgage-backed securities:
U.S. Government agencies	123,289	1,247	34,746	578	158,035	1,825
Trust preferred securities	4,200	347	—	—	4,200	347
Corporate securities	11,248	43	—	—	11,248	43
Total available-for-sale	$138,967	$1,637	$36,185	$584	$175,152	$2,221

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2019.

The Company incurred no credit-related investment impairment losses in either the three months ended March 31, 2020 or March 31, 2019.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis. In addition, management also employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal, with trading volumes of less than 0.2% of each respective company being traded on a daily basis. As part of management’s review process for these securities, management reviews the financial condition of each respective regional community bank for any indications of financial weakness.

As of March 31, 2020, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2020, management believes the unrealized losses detailed in the table above are temporary and no additional impairment loss has been recognized in the Company’s consolidated income statement. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2020, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,091	$2,108
Due after one year through five years	14,955	15,386
Due after five years through ten years	235,144	248,975
Due after ten years	635,509	665,403
Total	$887,699	$931,872

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2020	2019
Gross realized gains on securities sold	$134	$89
Gross realized losses on securities sold	(71)	(1)
Net investment security (losses) gains	$63	$88

Gross unrealized gains recognized on equity securities still held	$24	$143
Gross unrealized losses recognized on equity securities still held	(2,426)	(68)
Net unrealized (losses) gains recognized on equity securities still held	$(2,402)	$75

During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company's balance sheet was $0, as the Company had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $563 million and $508 million at March 31, 2020 and December 31, 2019, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2020	December 31, 2019
Commercial and industrial	308,567	308,015
Commercial real estate	1,470,949	1,459,737
1-4 Family	120,852	N/R
Hotels	294,072	N/R
Multi-family	205,684	N/R
Non Residential Non-Owner Occupied	627,852	N/R
Non Residential Owner Occupied	222,489	N/R
Residential real estate	1,629,578	1,640,396
Home equity	146,034	148,928
Consumer	54,749	54,263
DDA overdrafts	3,173	4,760
Gross loans	3,613,050	3,616,099
Allowance for credit losses	(24,393)	(11,589)
Net loans	$3,588,657	$3,604,510

Construction loans included in:
Residential real estate	$28,870	$29,033
Commercial real estate	44,453	64,049
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policies, which are focused on the risk characteristics of the loan portfolio, including construction loans. In the judgment of the Company's management, adequate consideration has been given to these loans in establishing the Company's allowance for credit losses.

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2020 and 2019 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Three months ended March 31, 2020
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(77)	(383)	(483)	(45)	(55)	(703)	(1,746)
Recoveries	9	203	95	47	13	451	818
Provision for credit losses	2,149	3,709	1,759	111	110	134	7,972
Ending balance	$5,855	$9,389	$6,958	$702	$233	$1,256	$24,393

Three months ended March 31, 2019
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	—	(45)	(328)	(46)	(185)	(625)	(1,229)
Recoveries	135	32	75	—	97	419	758
(Recovery of) provision	(1,225)	158	(43)	26	237	(2)	(849)
Ending balance	$2,970	$4,640	$3,820	$1,248	$468	$1,500	$14,646

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for probable incurred losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The provision for credit losses recorded during the three months ended March 31, 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, an immediate straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company's provision for credit losses.

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

Non-Performing Loans

Interest income on loans is accrued and credited to operations based upon the principal amount outstanding, using methods that generally result in level rates of return.  Loan origination fees, and certain direct costs, are deferred and amortized as an adjustment to the yield over the term of the loan.  The accrual of interest generally is discontinued when a loan becomes 90 days past due as to principal or interest for all loan types.  However, any loan may be placed on non-accrual status if the Company receives information that indicates a borrower is unable to meet the contractual terms of its respective loan agreement.  Other indicators considered for placing a loan on non-accrual status include the borrower’s involvement in bankruptcies, foreclosures, repossessions, litigation and any other situation resulting in doubt as to whether full collection of contractual principal and interest is attainable.  When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for credit losses.  Management may elect to continue the accrual of interest when the net realizable value of collateral exceeds the principal balance and related accrued interest, and the loan is in the process of collection.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2020 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$207	$968	$—

Commercial Real Estate	2,522	5,343	—
1-4 Family	—	1,488	—
Hotels	—	2,752	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	594	—
Non Residential Owner Occupied	2,522	509	—

Residential Real Estate	437	2,313	26
Home Equity	41	208	—
Consumer	—	1	—
Total	$3,207	$8,833	$26

The following table presents the Company's loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2019 (in thousands):

		Loans Past Due
		Over 90 Days
	Non-accrual	Still Accruing
Commercial and industrial	$1,182	$184
Commercial real estate	6,384	—
Residential real estate	3,393	83
Home equity	531	—
Consumer	—	—
Total	$11,490	$267

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the three months ended March 31, 2020 and 2019.

The following table presents the amortized cost basis of collateral-dependent loans as of March 31, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	Secured by
	Real Estate	Equipment
Commercial and industrial	$—	$207

Commercial real estate	5,386	—
1-4 Family	—	—
Hotels	2,861	—
Multi-family	—	—
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	2,525	—

Total	$5,386	$207

The following table presents the Company’s impaired loans, by class (in thousands) as of December 31, 2019. The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There were no impaired residential, home equity, or consumer loans.

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$501	$501	$—
Commercial real estate	3,546	3,572	—
Total	$4,047	$4,073	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate	2,644	2,644	87
Total	$2,644	$2,644	$87

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands), for the three months ended March 31, 2019:

	2019
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$618	$—
Commercial real estate	6,521	36
Total	$7,139	$36

With an allowance recorded:
Commercial and industrial	$—	$—
Commercial real estate	2,985	30
Total	$2,985	$30

  Approximately $0.1 million interest income would have been recognized during the three months ended March 31, 2019, respectively, if such loans had been current in accordance with their original terms.

Generally, all loan types are considered past due when the contractual terms of a loan are not met and the borrower is 30 days or more past due on a payment.  Furthermore, residential and home equity loans are generally subject to charge-off when the loan becomes 120 days past due, depending on the estimated fair value of the collateral less cost to dispose, versus the outstanding loan balance.  Commercial loans are generally charged off when the loan becomes 120 days past due.  Open-end consumer loans are generally charged off when the loan becomes 180 days days past due.

The following table presents the aging of the amortized cost basis in past-due loans as of March 31, 2020 by class of loan (in thousands):

	30-59	60-89	90+	Total	Current	Total
	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial and industrial	$53	$18	$—	$71	$308,496	$308,567

Commercial real estate	1,018	3	—	1,021	1,469,928	1,470,949
1-4 Family	291	—	—	291	120,561	120,852
Hotels	—	—	—	—	294,072	294,072
Multi-family	—	—	—	—	205,684	205,684
Non Residential Non-Owner Occupied	175	3	—	178	627,674	627,852
Non Residential Owner Occupied	552	—	—	552	221,937	222,489

Residential real estate	5,664	2,125	26	7,815	1,621,763	1,629,578
Home Equity	361	69	—	430	145,604	146,034
Consumer	159	18	—	177	54,572	54,749
Overdrafts	465	2	—	467	2,706	3,173
Total	$7,720	$2,235	$26	$9,981	$3,603,069	$3,613,050

The following presents an aging analysis of the Company's past-due loans, by class, as of December 31, 2019 (in thousands):

	30-59	60-89	90+	Total	Current	Total
	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial and industrial	$243	$31	$184	$458	$307,557	$308,015
Commercial real estate	1,514	66	—	1,580	1,458,157	1,459,737
Residential real estate	5,758	1,643	83	7,484	1,632,912	1,640,396
Home equity	840	116	—	956	147,972	148,928
Consumer	156	32	—	188	54,075	54,263
Overdrafts	644	86	—	730	4,030	4,760
Total	$9,155	$1,974	$267	$11,396	$3,604,703	$3,616,099

Troubled Debt Restructurings ("TDRs")

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

The following tables set forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	March 31, 2020	December 31, 2019
Commercial and industrial	$—	$—

Commercial Real Estate	5,163	4,973
1-4 Family	128	N/R
Hotels	2,861	N/R
Multi-family	1,940	N/R
Non Residential Non-Owner Occupied	—	N/R
Non Residential Owner Occupied	234	N/R

Residential real estate	21,413	21,029
Home equity	2,294	3,628
Consumer	184	—
Total	$29,054	$29,630
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company has allocated $0.7 million and $0.8 million of the allowance for credit losses for these loans as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	March 31, 2020			March 31, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

Commercial real estate	—	—	—	—	—	—
1-4 Family	—	—	—	N/R	N/R	N/R
Hotels	—	—	—	N/R	N/R	N/R
Multi-family	—	—	—	N/R	N/R	N/R
Non Owner Non-Owner Occupied	—	—	—	N/R	N/R	N/R
Non Owner Owner Occupied	—	—	—	N/R	N/R	N/R

Residential real estate	9	807	805	23	1,729	1,729
Home equity	2	70	70	5	69	69
Consumer	—	—	—	—	—	—
Total	11	$877	$875	28	$1,798	$1,798
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the three months ended of March 31, 2020 and 2019 and resulted in charge-offs of less than $0.1 million during those same time periods.

The Company had one TDR that subsequently defaulted in 2019. The loan balance was approximately $3.0 million and the subsequent default resulted in a charge-off of $0.7 million and the remaining balance was transferred to OREO during 2019. The Company has had no TDRs that subsequently defaulted in 2020.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented.

As of May 1, 2020, the Company has granted deferrals of approximately $99.0 million for mortgage borrowers and $391.3 million for commercial borrowers. As of May 1, 2020, none of these deferrals were considered TDRs.

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

Risk Rating	Description
Pass ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/Watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special Mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$11,278	$73,573	$47,077	$40,534	$10,855	$16,258	$74,776	$274,351
Special mention	—	53	21	138	—	92	467	771
Substandard	62	1,462	1,180	684	9,363	2,135	18,559	33,445
Total	$11,340	$75,088	$48,278	$41,356	$20,218	$18,485	$93,802	$308,567

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$79,795	$351,869	$243,124	$184,499	$171,409	$345,185	$41,261	$1,417,142
Special mention	—	5,190	913	730	364	7,343	113	14,653
Substandard	4,250	1,765	4,759	2,247	10,648	15,393	92	39,154
Total	$84,045	$358,824	$248,796	$187,476	$182,421	$367,921	$41,466	$1,470,949

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$6,891	$23,018	$11,600	$9,806	$8,887	$39,410	$11,705	$111,317
Special mention	—	—	—	26	338	3,249	—	3,613
Substandard	—	240	—	228	111	5,330	13	5,922
Total	$6,891	$23,258	$11,600	$10,060	$9,336	$47,989	$11,718	$120,852

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$13,862	$111,220	$35,026	$49,583	$21,516	$55,359	$—	$286,566
Substandard	—	—	—	—	4,538	2,968	—	7,506
Total	$13,862	$111,220	$35,026	$49,583	$26,054	$58,327	$—	$294,072

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$5,862	$58,377	$20,114	$34,045	$35,008	$49,075	$611	$203,092
Special mention	—	1,940	565	—	—	—	—	2,505
Substandard	—	—	—	—	—	87	—	87
Total	$5,862	$60,317	$20,679	$34,045	$35,008	$49,162	$611	$205,684

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$51,209	$122,311	$143,394	$59,571	$82,003	$139,639	$23,383	$621,510
Special mention	—	320	287	561	—	600	—	1,768
Substandard	—	99	1,187	322	1,519	1,368	79	4,574
Total	$51,209	$122,730	$144,868	$60,454	$83,522	$141,607	$23,462	$627,852

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$5,943	$35,860	$31,896	$29,802	$23,223	$69,589	$6,009	$202,322
Special mention	—	2,930	61	92	25	3,106	113	6,327
Substandard	—	1,317	3,330	1,447	3,631	4,115	—	13,840
Total	$5,943	$40,107	$35,287	$31,341	$26,879	$76,810	$6,122	$222,489

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Residential real estate
Performing	$67,016	$300,014	$253,660	$183,583	$143,910	$556,686	$121,900	$1,626,769
Non-performing	—	—	—	317	186	2,168	138	2,809
Total	$67,016	$300,014	$253,660	$183,900	$144,096	$558,854	$122,038	$1,629,578

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Home equity
Performing	$1,673	$8,793	$8,012	$2,924	$2,392	$10,702	$111,289	$145,785
Non-performing	—	—	—	—	41	—	208	249
Total	$1,673	$8,793	$8,012	$2,924	$2,433	$10,702	$111,497	$146,034

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Consumer
Performing	$5,884	$21,327	$14,100	$5,394	$3,143	$2,315	$2,585	$54,748
Non-performing	—	—	1	—	—	—	—	1
Total	$5,884	$21,327	$14,101	$5,394	$3,143	$2,315	$2,585	$54,749

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
December 31, 2019
Pass	$276,847	$1,408,644	$1,685,491
Special mention	2,472	13,838	16,310
Substandard	28,696	37,255	65,951
Total	$308,015	$1,459,737	$1,767,752

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
December 31, 2019
Residential real estate	$1,636,920	$3,476	$1,640,396
Home equity	148,397	531	148,928
Consumer	54,263	—	54,263
Total	$1,839,580	$4,007	$1,843,587

Note F –Derivative Instruments

As of March 31, 2020 and December 31, 2019, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$610,508	$60,886	$377,534	$16,094
Loan interest rate swap - liabilities	13,907	1,232	189,803	3,214

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	13,907	1,232	189,803	3,214
Loan interest rate swap - liabilities	615,348	61,091	382,566	16,133

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2020	2019
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$37,911	$(2,879)
Other income - derivative liabilities	(37,911)	2,879
Other expense - derivative liabilities	172	58

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions.The Company has posted collateral with a market value of $65.4 million as of March 31, 2020.

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

Note G –Employee Benefit Plans

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Three months ended March 31,
	2020		2019
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	46,251	$52.74	57,972	$51.15
Exercised	(2,650)	46.06	(5,638)	44.74
Outstanding at March 31	43,601	$53.15	52,334	$51.84

Exerciseable at March 31	23,730	$49.84	14,146	$44.70

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Three months ended March 31,
	2020	2019
Proceeds from stock option exercises	$122	$252
Intrinsic value of stock options exercised	44	177

Stock-based compensation expense associated with stock options	$22	$37

At period-end:	March 31, 2020
Unrecognized stock-based compensation expense associated with stock options	$63
Weighted average period (in years) in which the above amount is expected to be
recognized	1.4

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2020 and 2019, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2020, the criteria were probable of being met.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2020, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2020		2019
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	148,083	$62.62	152,692	$51.85
Granted	23,028	70.36	13,531	79.46
Vested	(24,910)	50.42	(23,667)	45.60
Outstanding at March 31	146,201	$65.91	142,556	$55.51

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2020	2019
Stock-based compensation expense associated with restricted shares	$629	$434

At period-end:	March 31, 2020
Unrecognized stock-based compensation expense associated with restricted shares	$6,009
Weighted average period (in years) in which the above amount is expected to be
recognized	3.1

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2020 and 2019, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "Other Expenses" in the consolidated statements of income, (in thousands):

	Three months ended March 31,
	2020	2019
Components of net periodic cost:
Interest cost	$112	$174
Expected return on plan assets	(203)	(266)
Net amortization and deferral	272	285
Net Periodic Pension Cost	$181	$193

Note H –Commitments and Contingencies

COVID-19

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, the effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as well as financial statement related risk associated with critical accounting estimates such as the allowance for credit losses or valuation impairments on the Company's goodwill, intangible assets and deferred taxes.

Credit Related Financial Instruments

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2020	December 31, 2019
Commitments to extend credit:
Home equity lines	$213,793	$214,715
Commercial real estate	80,029	56,941
Other commitments	222,546	213,904
Standby letters of credit	6,915	6,748
Commercial letters of credit	1,045	1,249

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

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

Note I –Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended March 31,
		Unrealized
		Gains (Losses)
	Defined Benefit	on Securities
	Pension Plan	Available-for-Sale	Total
2020
Beginning Balance	$(6,270)	$12,110	$5,840

Other comprehensive income before reclassifications	—	20,471	20,471
Amounts reclassified from other comprehensive income	—	(48)	(48)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	1,197	1,197
	—	21,620	21,620

Ending Balance	$(6,270)	$33,730	$27,460

2019
Beginning Balance	$(5,871)	$(8,611)	$(14,482)

Other comprehensive income before reclassifications	—	8,698	8,698
Amounts reclassified from other comprehensive loss	—	(67)	(67)
	—	8,631	8,631

Ending Balance	$(5,871)	$20	$(5,851)

	Amounts reclassified from Other Comprehensive Income (Loss)
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2020	2019	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$63	$88	Gains on sale of investment securities, net
Related income tax expense	(15)	(21)	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$48	$67

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Net income available to common shareholders	$29,000	$21,619
Less: earnings allocated to participating securities	(263)	(186)
Net earnings allocated to common shareholders	$28,737	$21,433

Distributed earnings allocated to common stock	$9,117	$8,661
Undistributed earnings allocated to common stock	19,620	12,772
Net earnings allocated to common shareholders	$28,737	$21,433

Average shares outstanding	16,080	16,411
Effect of dilutive securities:
Employee stock awards	21	18
Shares for diluted earnings per share	16,101	16,429

Basic earnings per share	$1.79	$1.31
Diluted earnings per share	$1.78	$1.30

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

Note K –Fair Value Measurements

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within Other Assets and Other Liabilities in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2020.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2020
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$502	$—	$502	$—
Obligations of states and political subdivisions	125,950	—	125,950	—
Mortgage-backed securities:
U.S. Government agencies	759,465	—	759,465	—
Private label	10,862	—	5,600	5,262
Trust preferred securities	3,400	—	3,400	—
Corporate securities	31,693	—	27,619	4,074
Marketable equity securities	10,233	6,073	4,160	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	62,118	—	62,118	—
Financial Liabilities
Derivative liabilities	62,462	—	62,462	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$9,540	$—	$—	$9,540	$(229)
Non-Financial Assets
Other real estate owned	3,922	—	—	3,922	(79)

December 31, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$502	$—	$502	$—
Obligations of states and political subdivisions	117,187	—	117,187	—
Mortgage-backed securities:
U.S. Government agencies	642,104	—	642,104	—
Private label	11,485	—	5,841	5,644
Trust preferred securities	4,461	—	4,461	—
Corporate securities	32,126	—	28,064	4,062
Marketable equity securities	12,634	7,787	4,847	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	19,310	—	19,310	—
Financial Liabilities
Derivative liabilities	19,380	—	19,380	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$8,925	$—	$—	$8,925	$(87)
Non-Financial Assets
Other real estate owned	4,670	—	—	4,670	(470)
Other assets	100	—	—	100	(297)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2020 and 2019, collateral discounts ranged from 20% to 30%. During the three months ended March 31, 2020 and 2019, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Cash and cash equivalents	$110,636	$110,636	$110,636	$—	$—
Securities available-for-sale	934,113	934,113	—	924,777	9,336
Marketable equity securities	10,233	10,233	6,073	4,160	—
Net loans	3,588,657	3,576,504	—	—	3,576,504
Accrued interest receivable	12,570	12,570	12,570	—	—
Derivative assets	62,118	62,118	—	62,118	—

Liabilities:
Deposits	4,052,053	4,081,662	2,685,076	1,396,586	—
Short-term debt	234,147	224,247	—	224,247	—
Long-term debt	—	—	—	—	—
Accrued interest payable	2,613	2,613	2,613	—	—
Derivative liabilities	62,462	62,462	—	62,462	—

December 31, 2019
Assets:
Cash and cash equivalents	140,144	140,144	140,144	—	—
Securities available-for-sale	810,106	810,106	—	800,400	9,706
Securities held-to-maturity	49,036	50,598	—	50,598	—
Marketable equity securities	12,634	12,634	7,787	4,847	—
Net loans	3,604,510	3,574,435	—	—	3,574,435
Accrued interest receivable	11,569	11,569	11,569	—	—
Derivative assets	19,310	19,310	—	19,310	—

Liabilities:
Deposits	4,075,894	4,094,493	2,711,323	1,383,170	—
Short-term debt	211,255	211,255	—	211,255	—
Long-term debt	4,056	4,124	—	4,124	—
Accrued interest payable	2,849	2,849	2,849	—	—
Derivative liabilities	19,380	19,380	—	19,380	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic/Update

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities the Company serves, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•We have addressed the safety of our branch and while the branches generally remain open to customers, we have taken steps, and continue to evaluate, to push as much traffic and transactions as possible to our drive-thru facilities;
•Provided extensions and deferrals to loan customers effected by COVID-19 provided such customers were not 30 days past due at March 19, 2020; As of May 1, 2020, the Company has granted deferrals of approximately $99.0 million for mortgage borrowers and $391.3 million for commercial borrowers; and
•We have chosen to participate in the CARES Act Paycheck Protection Program that will provide government guaranteed and forgivable loans to our customers.

The Company continues to closely monitor this pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve.

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2019 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2019 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

Allowance for Credit Losses - Loans: The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Measurement Method
Commercial and industrial	Migration
Commercial real estate:
1-4 family	Migration
Hotels	Migration
Multi-family	Migration
Non Residential Non-Owner Occupied	Migration
Non Residential Owner Occupied	Migration
Residential real estate	Vintage
Home equity	Vintage
Consumer	Vintage

Migration is an analysis that tracks a closed pool of loans for a configurable period of time and calculates a loss ratio on only those loans in the pool at the start date based on outstanding balance. Vintage is a predictive loss model that includes a reasonable approximation of probable and estimable future losses by tracking each loan's net losses over the life of the loan as compared to its original balance. For demand deposit overdrafts, the allowance for credit losses is measured using the historical loss rate. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, the expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled-debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2016 and forward.

Financial Summary

Three months ended March 31, 2020 vs. 2019

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2020	2019

Net income available to common shareholders (in thousands)	$29,000	$21,619
Earnings per common share, basic	$1.79	$1.31
Earnings per common share, diluted	$1.78	$1.30
Dividend payout ratio	31.9%	40.6%
ROA*	2.29%	1.76%
ROE*	17.0%	14.1%
ROATCE*	20.6%	17.7%
Average equity to average assets ratio	13.5%	12.5%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended March 31, 2020 increased $0.3 million compared to the three months ended March 31, 2019 (see Net Interest Income). The Company recorded a provision for credit losses of $8.0 million for the three months ended March 31, 2020 compared to a recovery of credit losses of $0.85 million for the three months ended March 31, 2019 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $17.4 million and non-interest expense increased $0.1 million for the three months ended March 31, 2020 from the three months ended March 31, 2019.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2019 are summarized in the following table (in millions):

	March 31,	December 31,
	2020	2019	$ Change	% Change

Investment securities	$960.9	$887.6	$73.3	8.3%
Gross loans	3,613.1	3,616.1	(3.0)	(0.1)%

Total deposits	4,052.1	4,075.9	(23.8)	(0.6)%
Federal Funds purchased	9.9	—	9.9	100.0%

Investment securities increased $73.3 million (8.3%) from December 31, 2019 to $960.9 million at March 31, 2020, as the Company elected to grow investment balances to enhance net interest income, in conjunction with its interest rate risk management strategy.

Gross loans decreased $3.0 million (0.1%) from December 31, 2019 to $3.61 billion at March 31, 2020, primarily due to decreases in residential real estate loans of $10.8 million (0.7%) and home equity loans of $2.9 million (1.9%). These decreases were partially offset by an increase in commercial real estate loans of $11.2 million (0.8%).

Total deposits decreased $23.8 million from December 31, 2019 to $4.05 billion at March 31, 2020 due to decreases in demand deposits of $58.5 million and savings deposits of $20.2 million during the three months ended March 31, 2020. These decreases were partially offset by an increase in noninterest-bearing deposits of $52.4 million.

Federal Funds purchased increased $9.9 million from December 31, 2019, due to short-term borrowings needed at March 31, 2020 mainly due to a decrease in deposits and an increase in investments.

Net Interest Income

Three months ended March 31, 2020 vs. 2019
The Company’s tax equivalent net interest income increased $0.3 million, or 0.8%, from $40.3 million for the three months ended March 31, 2019 to $40.6 million for the three months ended March 31, 2020. In addition, lower yields on commercial loans decreased interest income $2.1 million and lower yields on residential real estate loans decreased interest income by $0.4 million, as compared to the three months ended March 31, 2019. Further, lower yields on investments decreased investment income by $0.6 million. These decreases were partially offset by an increase in interest income due to higher accretion from fair value adjustments ($1.1 million); increased volume in taxable investment securities ($0.8 million); and higher volume in commercial loans ($0.7 million). The Company’s reported net interest margin decreased from 3.67% for the three months ended March 31, 2019 to 3.54% for the three months ended March 31, 2020.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as the decreases in deposit rates for the last 15 days in the first quarter. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans made in markets where the Company has a presence, and significant commercial loans collateralized with real estate.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,780,473	$19,881	4.49%	$1,806,233	$20,451	4.59%
Commercial, financial, and agriculture(2)	1,770,178	20,476	4.65	1,715,524	20,845	4.93
Installment loans to individuals(2),(3)	58,217	863	5.96	55,227	840	6.17
Previously securitized loans(4)	***	115	***	***	144	***
Total loans	3,608,868	41,335	4.61	3,576,984	42,280	4.79
Securities:
Taxable	810,766	5,871	2.91	714,413	5,689	3.23
Tax-exempt(5)	94,591	895	3.81	102,375	986	3.91
Total securities	905,357	6,766	3.01	816,788	6,675	3.31
Deposits in depository institutions	102,932	304	1.19	60,596	186	1.24
Total interest-earning assets	4,617,157	48,405	4.22	4,454,368	49,141	4.47
Cash and due from banks	70,763			64,688
Bank premises and equipment	77,368			78,220
Goodwill and intangible assets	120,091			122,605
Other assets	195,875			195,954
Less: allowance for credit losses	(15,905)			(16,182)
Total assets	$5,065,349			$4,899,653

Liabilities
Interest-bearing demand deposits	$869,976	$468	0.22%	$886,833	$933	0.43%
Savings deposits	1,005,829	700	0.28	947,337	1,066	0.46
Time deposits(2)	1,365,268	6,070	1.79	1,368,465	5,768	1.71
Short-term borrowings	209,010	464	0.89	237,616	1,052	1.80
Long-term debt	3,340	100	12.04	4,053	48	4.80
Total interest-bearing liabilities	3,453,423	7,802	0.91	3,444,304	8,867	1.04
Noninterest-bearing demand deposits	852,384			788,109
Other liabilities	75,922			55,372
Shareholders’ equity	683,620			611,868
Total liabilities and shareholders’ equity	$5,065,349			$4,899,653
Net interest income		$40,603			$40,274
Net yield on earning assets			3.54%			3.67%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$116	$134

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2020	2019
	Residential real estate	$151	$32
	Commercial, financial and agriculture	1,240	190
	Installment loans to individuals	39	(6)
	Time deposits	155	256
		$1,585	$472

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2020 vs. 2019
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(294)	$(276)	$(570)
Commercial, financial, and agriculture	670	(1,039)	(369)
Installment loans to individuals	46	(23)	23
Previously securitized loans	—	(29)	(29)
Total loans	422	(1,367)	(945)
Securities:
Taxable	774	(592)	182
Tax-exempt(1)	(76)	(15)	(91)
Total securities	698	(607)	91
Deposits in depository institutions	131	(13)	118
Total interest-earning assets	$1,251	$(1,987)	$(736)
Interest-bearing liabilities:
Interest-bearing demand deposits	$(18)	$(447)	$(465)
Savings deposits	66	(432)	(366)
Time deposits	(14)	316	302
Short-term borrowings	(128)	(460)	(588)
Long-term debt	(9)	61	52
Total interest-bearing liabilities	$(103)	$(962)	$(1,065)
Net Interest Income	$1,354	$(1,025)	$329
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

	Three months ended March 31,
	2020	2019

Net interest income (GAAP)	$40,415	$40,066
Taxable equivalent adjustment	188	208
Net interest income, fully taxable equivalent	$40,603	$40,274

Equity to assets (GAAP)	13.47%	12.59%
Effect of goodwill and other intangibles, net	(2.09)	(2.22)
Tangible common equity to tangible assets	11.38%	10.37%

Return on tangible equity (GAAP)	20.6%	17.7%
Impact of merger related expenses	—	0.1
Impact of sale of VISA shares	(9.7)	—
Return on tangible equity, excluding merger related expenses and sale of VISA shares	10.9%	17.8%

Return on assets (GAAP)	2.29%	1.76%
Impact of merger related expenses	—	0.02
Impact of sale of VISA shares	(1.08)	—
Return on assets, excluding merger related expenses and sale of VISA shares	1.21%	1.78%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019
Commercial and industrial	308,567	308,015	289,327
Commercial real estate	1,470,949	1,459,737	1,436,190
1-4 Family	120,852	N/R	N/R
Hotels	294,072	N/R	N/R
Multi-family	205,684	N/R	N/R
Non Residential Non-Owner Occupied	627,852	N/R	N/R
Non Residential Owner Occupied	222,489	N/R	N/R
Residential real estate	1,629,578	1,640,396	1,625,647
Home equity	146,034	148,928	152,251
Consumer	54,749	54,263	52,483
DDA overdrafts	3,173	4,760	3,424
Total loans	$3,613,050	$3,616,099	$3,559,322
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Loan balances decreased $3.0 million from December 31, 2019 to March 31, 2020.

Residential real estate loans decreased $10.8 million from December 31, 2019 to March 31, 2020.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2020, $28.9 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $2.9 million during the first three months of 2020.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $0.6 million from December 31, 2019 to March 31, 2020.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $11.2 million from December 31, 2019 to March 31, 2020. At March 31, 2020, $44.5 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $120.9 million as of March 31, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $294.1 million as of March 31, 2020. Risk characteristics relate to the demand for travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $205.7 million as of March 31, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $627.9 million while nonresidential owner-occupied commercial real estate totaled $222.5 million as of March 31, 2020. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $0.5 million during the first three months of 2020.

Allowance for Credit Losses

The Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("CECL") effective January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. ASU No. 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASU No. 2016-13, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting CECL, the Company increased its allowance for credit losses ("ACL") by $3.0 million and decreased retained earnings by $2.3 million on January 1, 2020. In addition, the adoption required the Company to "gross up" its previously purchased credit impaired loans through the allowance at January 1, 2020. As a result, the Company increased its ACL and loan balances as of January 1, 2020 by $2.7 million.

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The provision for credit losses recorded during the three months ended March 31, 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, an immediate straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company's provision for credit losses.

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

Determination of the ACL is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a provision for credit losses of $8.0 million during the three months ended March 31, 2020, compared to a recovery of $0.8 million for the comparable period in 2019. The provision for credit losses recorded in the first quarter of 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company’s estimate of future economic conditions used in its CECL estimates is primarily dependent on expected unemployment ranges. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company’s ACL of $4.1 million. Additionally, adjustments in qualitative and other factors due to COVID-19 added $3.4 million. Due to changes in the Company’s loan portfolio and loss rates, exclusive of COVID-19, the Company’s ACL increased $1.1 million. During the quarter ended March 31, 2020, the downgrade of a hotel/motel related credit (located in North Central West Virginia) due to occupancy rates continuing to decline as a result of a slowdown in the oil and gas industry resulted in an increase to the ACL of $0.25 million. Partially offsetting these increases in the ACL, were payoffs from purchase credit-impaired loans that released $0.85 million of ACL reserves.

The Company had net charge-offs of $0.9 million for the first three months of 2020 and $0.5 million for the first three months of 2019.  Net charge-offs in the first three months of 2020 consisted primarily of net charge-offs of residential real estate loans ($0.4 million), DDA overdrafts ($0.3 million), and commercial real estate loans ($0.2 million).

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2020 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Credit Losses

An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	Three months ended March 31,		Year ended December 31,
	2020	2019	2019
Balance at beginning of period	$11,589	$15,966	$15,966
Charge-offs:
Commercial and industrial	(77)	—	(261)
Commercial real estate	(383)	(45)	(1,358)
Residential real estate	(483)	(328)	(787)
Home equity	(45)	(46)	(294)
Consumer	(55)	(185)	(1,177)
DDA overdrafts	(703)	(625)	(2,777)
Total charge-offs	(1,746)	(1,229)	(6,654)
Recoveries:
Commercial and industrial	9	135	764
Commercial real estate	203	32	624
Residential real estate	95	75	369
Home equity	47	—	—
Consumer	13	97	265
DDA overdrafts	451	419	1,505
Total recoveries	818	758	3,527
Net charge-offs	(928)	(471)	(3,127)
Impact of adopting CECL	5,760	—	—
Provision for (recovery of) credit losses	7,972	(849)	(1,250)
Balance at end of period	$24,393	$14,646	$11,589
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.10%	0.05%	0.09%
Provision for (recovery of) credit losses (annualized)	0.88%	(0.09)%	(0.04)%
As a Percent of Non-Performing Loans:
Allowance for credit losses	202.20%	119.86%	98.57%
As a Percent of Total Loans:
Allowance for credit losses	0.68%	0.41%	0.32%

Table Five
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2020	2019	2019
Commercial and industrial	$5,855	$2,970	$2,059
Commercial real estate	9,389	4,640	2,606
Residential real estate	6,958	3,820	3,448
Home equity	702	1,248	1,187
Consumer	233	468	975
DDA overdrafts	1,256	1,500	1,314
Allowance for Credit Losses	$24,393	$14,646	$11,589

The ACL increased from $11.6 million at December 31, 2019 to $24.4 million at March 31, 2020.  As previously discussed, the adoption of CECL comprised $5.8 million of this increase from December 31, 2019. Below is a summary of the changes in the components of the ACL from December 31, 2019 to March 31, 2020.

The allowance related to the commercial and industrial loan portfolio increased from $2.1 million at December 31, 2019 to $5.9 million at March 31, 2020. The adoption of CECL increased the allowance by $1.7 million. The remainder of the increase was attributable to a change in unemployment forecast range due to the COVID-19 pandemic ("COVID-19"), coupled with changes in migration (primarily in the substandard portfolio) and an increase to the qualitative factors utilized related to COVID-19.

The allowance allocated to the commercial real estate portfolio increased from $2.6 million at December 31, 2019 to $9.4 million at March 31, 2020. The adoption of CECL increased the allowance by $3.3 million. The remainder of the increase was attributable to a change in the unemployment forecast range due to COVID-19, coupled with changes in the migration within the portfolio and an increase to the qualitative factors utilized related to COVID-19.

The allowance related to the residential real estate loan portfolio increased from $3.4 million at December 31, 2019 to $7.0 million at March 31, 2020. The adoption of CECL increased the allowance by $2.1 million. The remainder of the increase was attributable to an increase to the qualitative factors utilized related to COVID-19 and an increase in the historical loss rates associated with the portfolio.

Table Six
Non-Performing Loans

The Company's nonperforming assets and past-due loans as of March 31, 2020, March 31, 2019 and December 31, 2019 are shown below (dollars in thousands):

	March 31, 2020	March 31, 2019	December 31, 2019
Non-accrual loans with allowance for credit losses	$8,833	N/R	N/R
Non-accrual loans with no allowance for credit losses	3,207	N/R	N/R
Total non-accrual loans	12,040	12,113	11,490
Accruing loans past due 90 days or more	26	106	267
Total non-performing loans	12,066	12,219	11,757
Other real estate owned ("OREO")	3,922	3,186	4,670
Total non-performing assets	$15,988	$15,405	$16,427

Non-performing loans (as a percent of loans and OREO)	0.44%	0.43%	0.45%

Past-due loans	$9,981	$11,006	$11,396
Past-due loans (as a percentage of total loans)	0.28%	0.31%	0.32%
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Table Seven
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of March 31,		December 31,
	2020	2019	2019

Commercial and industrial	$—	$89	$—

Commercial real estate	5,163	8,164	4,973
1-4 Family	128	N/R	N/R
Hotels	2,861	N/R	N/R
Multi-family	1,940	N/R	N/R
Non Residential Non-Owner Occupied	—	N/R	N/R
Non Residential Owner Occupied	234	N/R	N/R

Residential real estate	21,413	23,481	21,029
Home equity	2,294	3,018	3,628
Consumer	184	—	—
Total TDRs	$29,054	$34,752	$29,630
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 80% of the Company's total TDRs as of March 31, 2020. The average age of these TDRs was 12.5 years;

the average current balance as a percentage of the original balance was 68.3%; and the average loan-to-value ratio was 64.3% as of March 31, 2020. Of the total 445 Chapter 7 related TDRs, 29 had an estimated loss exposure based on the current balance and appraised value at March 31, 2020.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented.

As of May 1, 2020, the Company has granted deferrals of approximately $99.0 million for mortgage borrowers and $391.3 million for commercial borrowers. As of May 1, 2020, none of these deferrals were considered TDRs.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2020 vs. 2019
(in millions)

	Three months ended March 31,
	2020	2019	$ Change	% Change
Net investment securities gains	$(2.3)	$0.2	$(2.5)	(1,250.0)%
Sale of VISA shares	17.8	—	17.8	100.0%
Non-interest income, excluding net investment securities gains and sale of VISA shares	17.8	15.8	2.0	12.7%
Merger related expenses	—	0.3	(0.3)	(100.0)%
Non-interest expense, excluding merger related expenses	29.5	29.2	0.3	1.0%

Non-Interest Income: During the quarter ended March 31, 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million, or $0.84 diluted per share on an after-tax basis. Additionally, the Company reported $2.4 million of unrealized fair value losses on the Company’s equity securities compared to $0.1 million of unrealized fair value gains on the Company’s equity securities during the first quarter of 2019. The Company’s portfolio of equity securities consists primarily of holdings in First National Corporation (a commercial banking company headquartered in Strasburg VA) and Eagle Financial Services (a commercial banking company headquartered in Berryville, VA). Exclusive of these items, non-interest income increased from $15.8 million for the first quarter of 2019 to $17.8 million for the first quarter of 2020. This increase was largely attributable to an increase of $0.7 million, or 88.7%, in other income primarily due to fees from loan interest rate swap originations and bank owned life insurance revenues increased $0.7 million due to death benefit proceeds received in the first quarter of 2020. Additionally, service charges increased $0.4 million (5.5%) and trust and investment management fee income increased $0.2 million (9.6%). While revenues for service fees and bankcard revenues for the quarter ending March 31, 2020, were only modestly impacted by COVID-19, such revenues are likely to trend downward for the quarter ended June 30, 2020. Through the end of April 2020, the run rate for these revenues has decreased approximately 25% due to reductions in discretionary spending from our customer base likely attributable to “stay at home” requirements in most markets in which City has a presence.

Non-Interest Expense: During the quarter ended March 31, 2019, the Company incurred $0.3 million of acquisition and integration expenses associated with the acquisitions of Poage and Farmers Deposit Bancorp, Inc. Excluding this expense, non-interest expenses increased $0.3 million, or 1.0%, from $29.2 million in the first quarter of 2019 to $29.5 million in the first quarter of 2020. Salaries and employee benefits increased $0.6 million due primarily to annual salary adjustments, bankcard expense increased $0.3 million, and equipment and software related expenses increased $0.2 million. These increases were partially offset by lower FDIC insurance expense ($0.3 million), occupancy related expense ($0.2 million), and telecommunication expense ($0.2 million).

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2020 was 20.2% compared to 21.2% for the three months ended March 31, 2019.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2020
+400	4.25%	+17.3%
+300	3.25	+17.2
+200	2.25	+14.9
+100	1.25	+9.3

December 31, 2019
+300	4.75%	+3.8%
+200	3.75	+4.8
+100	2.75	+3.7
-50	1.25	-3.9
-100	0.75	-10

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2020 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2020, City National could pay dividends up to $73.7 million plus net profits for the remainder of 2020, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $36.8 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2020.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.5 million of additional cash over the next 12 months. As of March 31, 2020, City Holding reported a cash balance of $9.6 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2020, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2020, City National has the capacity to borrow $2.0 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 70.5% as of March 31, 2020 and deposit balances fund 79.6% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $960.9 million at March 31, 2020, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $234.1 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 52.8% of the Company’s total assets.

As illustrated in the Consolidated Statements of Cash Flows, the Company generated $40.6 million of cash from operating activities during the first three months of 2020, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $43.1 million of cash in investing activities during the first three months of 2020, primarily due to purchases of securities available-for-sale of $94.2 million, purchases of premises and equipment of $3.3 million, and purchases of other investments of $1.4 million. These decreases were partially offset by proceeds from sales and maturities of securities available-for-sale of $46.7 million, a net decrease in loans of $6.4 million, proceeds from bank-owned life insurance policies of $1.4 million, and proceeds from sales of other investments of $0.6 million. The Company used $27.1 million of cash in financing activities during the first three months of 2020, principally as a result of a decrease in interest-bearing deposits of $76.1 million, purchases of treasury stock of $13.0 million, dividends paid of $9.3 million to the Company's common stockholders and repayment of long-term debt of $4.2 million. These decreases were partially offset by increases in noninterest-bearing deposits of $52.4 million and short-term borrowings of $22.9 million.

Capital Resources

Shareholders' equity increased $27.2 million for the three months ended March 31, 2020 due to net income of $29.0 million, other comprehensive income of $21.6 million, and stock based related compensation expense of $1.0 million. These increases were partially offset by cash dividends declared of $9.2 million, the repurchase of 181,899 common shares at a weighted average price of $71.31 per share ($13.0 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019, and the adoption of ASU 2016-13 ($2.3 million).

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

March 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$547,040	16.0%	$238,976	7.0%	$221,906	6.5%
City National Bank	485,565	14.3%	237,386	7.0%	220,430	6.5%
Tier I Capital
City Holding Company	547,040	16.0%	290,185	8.5%	273,115	8.0%
City National Bank	485,565	14.3%	288,255	8.5%	271,298	8.0%
Total Capital
City Holding Company	561,944	16.5%	358,463	10.5%	341,394	10.0%
City National Bank	502,442	14.8%	356,079	10.5%	339,123	10.0%
Tier I Leverage Ratio
City Holding Company	547,040	11.1%	197,182	4.0%	246,478	5.0%
City National Bank	485,565	10.0%	194,657	4.0%	243,321	5.0%

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier I Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier I Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

As of March 31, 2020, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2020, management believes that City Holding and City National have met all capital adequacy requirements.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and its subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

Other than the additional risk factor below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic may adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, stay-at-home orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance.

Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and the Company’s financial condition and results of operations. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2020:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 - January 31, 2020	—	$—	260,764	739,326
February 1 - February 29, 2020	76,500	$76.05	337,264	662,826
March 1 - March 31, 2020	105,399	$67.88	442,663	557,427

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

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

	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner
	101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
	104	Cover Page Interative Data file (formatted as inline XBRL and contained in Exhibit 101).
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Date: May 7, 2020