Form 10-Q
period 2020-06-30
CITY HOLDING CO
filed 2020-08-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The registrant had outstanding 16,030,180 shares of common stock as of July 31, 2020.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$87,658	$88,658
Interest-bearing deposits in depository institutions	285,596	51,486
Cash and Cash Equivalents	373,254	140,144

Investment securities available for sale, at fair value	1,055,185	810,106
Investment securities held-to-maturity, at amortized cost (approximate fair value at June 30, 2020 and December 31, 2019 - $0 and $50,598, respectively)	—	49,036
Other securities	26,144	28,490
Total Investment Securities	1,081,329	887,632

Gross loans	3,665,596	3,616,099
Allowance for credit losses	(25,199)	(11,589)
Net Loans	3,640,397	3,604,510

Bank owned life insurance	116,746	115,261
Premises and equipment, net	77,991	76,965
Accrued interest receivable	14,200	11,569
Net deferred tax asset	—	6,669
Goodwill and other intangible assets, net	119,417	120,241
Other assets	105,438	55,765
Total Assets	$5,528,772	$5,018,756

Liabilities
Deposits:
Noninterest-bearing	$1,079,469	$805,087
Interest-bearing:
Demand deposits	921,761	896,465
Savings deposits	1,067,254	1,009,771
Time deposits	1,342,631	1,364,571
Total Deposits	4,411,115	4,075,894

Short-term borrowings:
Securities sold under agreements to repurchase	282,676	211,255
Long-term debt	—	4,056
Net deferred tax liability	2,598	—
Other liabilities	138,633	69,568
Total Liabilities	4,835,022	4,360,773
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2020 and December 31, 2019, less 2,970,815 and 2,744,109 shares in treasury, respectively	47,619	47,619
Capital surplus	169,881	170,309
Retained earnings	565,804	539,253
Cost of common stock in treasury	(120,583)	(105,038)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	37,299	12,110
Underfunded pension liability	(6,270)	(6,270)
Total Accumulated Other Comprehensive Income	31,029	5,840
Total Shareholders’ Equity	693,750	657,983
Total Liabilities and Shareholders’ Equity	$5,528,772	$5,018,756
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Interest and fees on loans	$37,718	$43,174	$79,053	$85,453
Interest and dividends on investment securities:
Taxable	5,718	5,732	11,589	11,421
Tax-exempt	821	755	1,528	1,534
Interest on deposits in depository institutions	55	577	360	763
Total Interest Income	44,312	50,238	92,530	99,171

Interest Expense
Interest on deposits	5,963	8,417	13,201	16,184
Interest on short-term borrowings	279	863	743	1,915
Interest on long-term debt	—	47	100	95
Total Interest Expense	6,242	9,327	14,044	18,194
Net Interest Income	38,070	40,911	78,486	80,977
Provision for (recovery of) credit losses	1,250	(600)	9,222	(1,449)
Net Interest Income After Provision for (Recovery of) Credit Losses	36,820	41,511	69,264	82,426

Non-Interest Income
(Losses) gains on sale of investment securities, net	(6)	21	56	109
Unrealized gains (losses) recognized on equity securities still held	242	113	(2,159)	188
Service charges	4,945	7,778	12,667	15,099
Bankcard revenue	5,888	5,522	11,003	10,491
Trust and investment management fee income	1,931	1,699	3,730	3,341
Bank owned life insurance	848	1,132	2,523	2,148
Sale of VISA shares	—	—	17,837	—
Other income	783	1,560	2,318	2,374
Total Non-Interest Income	14,631	17,825	47,975	33,750

Non-Interest Expense
Salaries and employee benefits	14,873	15,767	30,724	31,010
Occupancy related expense	2,402	2,598	4,890	5,330
Equipment and software related expense	2,504	2,223	4,933	4,414
FDIC insurance expense	167	347	167	638
Advertising	933	920	1,776	1,789
Bankcard expenses	1,498	1,534	2,933	2,716
Postage, delivery, and statement mailings	592	545	1,208	1,169
Office supplies	353	399	747	785
Legal and professional fees	589	605	1,190	1,126
Telecommunications	531	597	1,042	1,323
Repossessed asset losses, net of expenses	76	253	274	469
Merger related costs	—	547	—	797
Other expenses	3,950	4,437	8,052	8,617
Total Non-Interest Expense	28,468	30,772	57,936	60,183
Income Before Income Taxes	22,983	28,564	59,303	55,993
Income tax expense	4,732	5,813	12,054	11,623
Net Income Available to Common Shareholders	$18,251	$22,751	$47,249	$44,370

Average shares outstanding, basic	16,081	16,368	16,123	16,390
Effect of dilutive securities	16	18	19	18
Average shares outstanding, diluted	16,097	16,386	16,142	16,408

Basic earnings per common share	$1.12	$1.38	$2.90	$2.68
Diluted earnings per common share	$1.12	$1.38	$2.90	$2.68

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income available to common shareholders	$18,251	$22,751	$47,249	$44,370

Available-for-Sale Securities
Unrealized gains on available-for-sale securities arising during the period	4,652	14,309	31,365	25,671
Reclassification adjustment for gains	6	(21)	(56)	(109)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	1,562	—
Other comprehensive income before income taxes	4,658	14,288	32,871	25,562
Tax effect	(1,089)	(3,349)	(7,682)	(5,992)
Other comprehensive income, net of tax	3,569	10,939	25,189	19,570

Comprehensive Income, Net of Tax	$21,820	$33,690	$72,438	$63,940

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended June 30, 2020 and 2019
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2019	$47,619	$170,215	$498,847	$(91,589)	$(5,851)	$619,241
Net income	—	—	22,751	—	—	22,751
Other comprehensive income (loss)	—	—	—	—	10,939	10,939
Cash dividends declared ($0.53 per share)	—	—	(8,687)	—	—	(8,687)
Stock-based compensation expense	—	571	—	—	—	571
Restricted awards granted	—	(1,333)	—	1,333	—	—
Exercise of 2,502 stock options	—	(79)	—	192	—	113
Purchase of 107,210 treasury shares	—	—	—	(8,020)	—	(8,020)
Balance at June 30, 2019	$47,619	$169,374	$512,911	$(98,084)	$5,088	$636,908

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2020	$47,619	$170,096	$556,718	$(116,665)	$27,460	$685,228
Net income	—	—	18,251	—	—	18,251
Other comprehensive income (loss)	—	—	—	—	3,569	3,569
Cash dividends declared ($0.57 per share)	—	—	(9,165)	—	—	(9,165)
Stock-based compensation expense	—	693	—	—	—	693
Restricted awards granted	—	(879)	—	879	—	—
Exercise of 1,516 stock options	—	(29)	—	96	—	67
Purchase of 79,238 treasury shares	—	—	—	(4,893)	—	(4,893)
Balance at June 30, 2020	$47,619	$169,881	$565,804	$(120,583)	$31,029	$693,750

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2020 and 2019
(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	44,370	—	—	44,370
Other comprehensive income (loss)	—	—	—	—	19,570	19,570
Cash dividends declared ($1.06 per share)	—	—	(17,426)	—	—	(17,426)
Stock-based compensation expense	—	1,374	—	—	—	1,374
Restricted awards granted	—	(1,557)	—	1,557	—	—
Exercise of 8,140 stock options	—	2	—	363	—	365
Purchase of 161,950 treasury shares	—	—	—	(12,109)	—	(12,109)
Balance at June 30, 2019	$47,619	$169,374	$512,911	$(98,084)	$5,088	$636,908

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Adoption of ASU 2016-13	—	—	(2,335)	—	—	(2,335)
Net income	—	—	47,249	—	—	47,249
Other comprehensive income (loss)	—	—	—	—	25,189	25,189
Cash dividends declared ($1.14 per share)	—	—	(18,363)	—	—	(18,363)
Stock-based compensation expense	—	1,702	—	—	—	1,702
Restricted awards granted	—	(2,033)	—	2,033	—	—
Exercise of 4,166 stock options	—	(97)	—	286	—	189
Purchase of 261,137 treasury shares	—	—	—	(17,864)	—	(17,864)
Balance at June 30, 2020	$47,619	$169,881	$565,804	$(120,583)	$31,029	$693,750

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2020	2019
Net income	$47,249	$44,370
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) and amortization, net	873	557
Provision for (recovery of) credit losses	9,222	(1,449)
Depreciation of premises and equipment	2,772	2,467
Deferred income tax expense	2,323	2,134
Net periodic employee benefit cost	362	386
Unrealized and realized investment securities losses (gains), net	2,103	(297)
Stock-compensation expense	1,702	1,374
Excess tax benefit from stock-compensation expense	(137)	(433)
Increase in value of bank-owned life insurance	(2,523)	(2,148)
Loans held for sale
Loans originated for sale	(9,372)	(9,915)
Proceeds from the sale of loans originated for sale	9,854	10,584
Gain on sale of loans	(177)	(284)
Payments for other operating activities	(450)	—
Change in accrued interest receivable	(2,631)	(295)
Change in other assets	(9,515)	(1,231)
Change in other liabilities	16,334	2,600
Net Cash Provided by Operating Activities	67,989	48,420

Net (increase) decrease in loans	(46,146)	68,403
Securities available-for-sale
Purchases	(232,478)	(113,412)
Proceeds from sales	28,548	31,597
Proceeds from maturities and calls	51,246	31,982
Securities held-to-maturity
Proceeds from maturities and calls	—	7,427
Other investments
Purchases	(2,132)	(9,365)
Proceeds from sales	2,282	11,857
Purchases of premises and equipment	(3,798)	(3,017)
Proceeds from bank-owned life insurance policies	1,513	2,211
Sale of Virginia Beach branch, net	—	(24,661)
Other investing activities	(142)	(3,414)
Net Cash Used in Investing Activities	(201,107)	(392)

Net increase in non-interest-bearing deposits	274,382	19,696
Net increase in interest-bearing deposits	61,150	62,574
Net increase (decrease) in short-term borrowings	71,421	(54,878)
Repayment of long-term debt	(4,124)	—
Purchases of treasury stock	(17,864)	(12,109)
Proceeds from exercise of stock options	189	365
Dividends paid	(18,492)	(17,510)
Other financing activities	(434)	(438)
Net Cash Provided by (Used in) Financing Activities	366,228	(2,300)
Increase in Cash and Cash Equivalents	233,110	45,728
Cash and cash equivalents at beginning of period	140,144	122,991
Cash and Cash Equivalents at End of Period	$373,254	$168,719

Supplemental Cash Flow Information:
Cash paid for interest	$14,878	$18,333
Cash paid for income taxes	2,400	7,025

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020

Note A –Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 94 banking offices in West Virginia (58), Kentucky (19), Virginia (13) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2020. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

The following table illustrates the impact of ASC 326 (in thousands):

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

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$—	$—	$—	$—	$500	$2	$—	$502
Obligations of states and
political subdivisions	211,439	7,383	595	218,227	112,393	4,800	6	117,187
Mortgage-backed securities:
U.S. government agencies	746,148	40,638	279	786,507	631,637	12,292	1,825	642,104
Private label	10,477	876	4	11,349	10,896	589	—	11,485
Trust preferred securities	4,551	—	1,071	3,480	4,781	27	347	4,461
Corporate securities	31,568	1,857	44	33,381	31,669	500	43	32,126
Total Debt Securities	1,004,183	50,754	1,993	1,052,944	791,876	18,210	2,221	807,865
Certificates of deposit held for investment	2,241	—	—	2,241	2,241	—	—	2,241
Total Securities Available-for-Sale	$1,006,424	$50,754	$1,993	$1,055,185	$794,117	$18,210	$2,221	$810,106

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598
Total Securities Held-to-Maturity	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598

Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments will be recorded through Other Comprehensive Income.

The Company's other investment securities include marketable and non-marketable equity securities. At June 30, 2020 and December 31, 2019, the Company held $10.5 million and $12.6 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2020 and December 31, 2019, the Company held $15.7 million and $15.9 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At June 30, 2020 and December 31, 2019 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2020 and December 31, 2019.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$35,005	$595	$—	$—	$35,005	$595
Mortgage-backed securities:
U.S. Government agencies	83,810	279	38	—	83,848	279
Private Label	275	4	—	—	275	4
Trust preferred securities	—	—	3,480	1,071	3,480	1,071
Corporate securities	445	44	—	—	445	44
Total available-for-sale	$119,535	$922	$3,518	$1,071	$123,053	$1,993

	December 31, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$230	$—	$1,439	$6	$1,669	$6
Mortgage-backed securities:
U.S. Government agencies	123,289	1,247	34,746	578	158,035	1,825
Trust preferred securities	4,200	347	—	—	4,200	347
Corporate securities	11,248	43	—	—	11,248	43
Total available-for-sale	$138,967	$1,637	$36,185	$584	$175,152	$2,221

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2019.

The Company incurred no credit-related investment impairment losses in either the six months ended June 30, 2020 or June 30, 2019.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition, capital strength, and near-term (within 12 months) prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; (iii) the historical volatility in the market value of the investment and/or the liquidity or illiquidity of the investment; (iv) adverse conditions specifically related to the security, an industry, or a geographic area; and (v) the intent to sell the investment security and if it’s more likely than not that the Company will not have to sell the security before recovery of its cost basis.

As of June 30, 2020, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2020, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities.

The amortized cost and estimated fair value of debt securities at June 30, 2020, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,050	$2,062
Due after one year through five years	15,327	15,900
Due after five years through ten years	294,981	312,351
Due after ten years	691,825	722,631
Total	$1,004,183	$1,052,944

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross realized gains on securities sold	$—	$21	$133	$110
Gross realized losses on securities sold	(6)	—	(77)	(1)
Net investment security (losses) gains	$(6)	$21	$56	$109

Gross unrealized gains recognized on equity securities still held	$242	$113	$36	$241
Gross unrealized losses recognized on equity securities still held	—	—	(2,195)	(53)
Net unrealized gains (losses) recognized on equity securities still held	$242	$113	$(2,159)	$188

During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company's balance sheet was $0, as the Company had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $581 million and $519 million at June 30, 2020 and December 31, 2019, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2020	December 31, 2019
Commercial and industrial	369,122	308,015

1-4 Family	123,814	N/R
Hotels	295,179	N/R
Multi-family	204,580	N/R
Non Residential Non-Owner Occupied	628,628	N/R
Non Residential Owner Occupied	215,472	N/R
Commercial real estate	1,467,673	1,459,737

Residential real estate	1,631,151	1,640,396
Home equity	142,672	148,928
Consumer	52,278	54,263
DDA overdrafts	2,700	4,760
Gross loans	3,665,596	3,616,099
Allowance for credit losses	(25,199)	(11,589)
Net loans	$3,640,397	$3,604,510

Construction loans included in:
Residential real estate	$28,252	$29,033
Commercial real estate	42,092	64,049
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

The Company originated loans to its customers under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness are fully guaranteed by the SBA. As of June 30, 2020, the Company has funded approximately $90 million of SBA-approved PPP loans to over 1,500 customers. Under the terms of the program, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans less than $350,000; 3% for loans greater than $350,000 but less than $2.0 million; and 1% for loans greater than $2.0 million). The Company expects to recognize approximately $3.0 million in PPP loan related processing fees, net of associated expenses, over the term of these loans.

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the six months ended June 30, 2020 and 2019 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Six months ended June 30, 2020
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(77)	(422)	(859)	(206)	(91)	(1,162)	(2,817)
Recoveries	14	331	103	56	141	800	1,445
Provision for credit losses	2,555	4,321	2,492	208	(95)	(259)	9,222
Ending balance	$6,266	$10,090	$7,323	$647	$120	$753	$25,199

Six months ended June 30, 2019
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	(51)	(178)	(631)	(117)	(296)	(1,213)	(2,486)
Recoveries	140	607	125	—	143	749	1,764
(Recovery of) Provision for credit losses	(1,353)	(1,455)	349	60	343	607	(1,449)
Ending balance	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795

Three months ended June 30, 2020
Beginning balance	$5,855	$9,389	$6,958	$702	$233	$1,256	24,393
Charge-offs	—	(39)	(376)	(161)	(36)	(459)	(1,071)
Recoveries	5	128	8	9	128	349	627
(Recovery of) provision	406	612	733	97	(205)	(393)	1,250
Ending balance	$6,266	$10,090	$7,323	$647	$120	$753	$25,199

Three months ended June 30, 2019
Beginning balance	$2,970	$4,640	$3,820	$1,248	$468	$1,500	$14,646
Charge-offs	(51)	(133)	(303)	(71)	(111)	(588)	(1,257)
Recoveries	5	575	50	—	46	330	1,006
(Recovery of) provision	(128)	(1,613)	392	34	106	609	(600)
Ending balance	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The provision for credit losses recorded during the six months ended June 30, 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company's provision for credit losses.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of June 30, 2020 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$207	$880	$—

1-4 Family	—	2,212	—
Hotels	—	2,748	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	346	3
Non Residential Owner Occupied	2,521	888	—
Commercial Real Estate	2,521	6,194	3

Residential Real Estate	232	3,245	4
Home Equity	—	265	61
Consumer	—	—	—
Total	$2,960	$10,584	$68

The following table presents the Company's loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2019 (in thousands):

		Loans Past Due
		Over 90 Days
	Non-accrual	Still Accruing
Commercial and industrial	$1,182	$184
Commercial real estate	6,384	—
Residential real estate	3,393	83
Home equity	531	—
Consumer	—	—
Total	$11,490	$267

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the three months ended June 30, 2020 and 2019 and less than $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the amortized cost basis of collateral-dependent loans as of June 30, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	Secured by
	Real Estate	Equipment
Commercial and industrial	$207	$—

1-4 Family	—	—
Hotels	2,634	—
Multi-family	—	—
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	2,520	—
Commercial real estate	5,154	—

Total	$5,361	$—

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

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands), for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$589	—	$603	$—
Commercial real estate	3,614	2	5,067	38
Total	$4,203	$2	$5,670	$38

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	5,667	76	4,326	106
Total	$5,667	$76	$4,326	$106

  The Company would have recognized less than $0.1 million of interest income during each of the three months ended June 30, 2020 and 2019 and less than $0.1 million during each of the six months ended June 30, 2020 and 2019 if such loans had been current in accordance with their original terms.

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

The following table presents the aging of the amortized cost basis in past-due loans as of June 30, 2020 by class of loan (in thousands):

	30-59	60-89	90+	Total	Current	Total
	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial and industrial	$130	$30	$—	$160	$368,962	$369,122

1-4 Family	753	—	—	753	123,061	123,814
Hotels	—	—	—	—	295,179	295,179
Multi-family	—	—	—	—	204,580	204,580
Non Residential Non-Owner Occupied	—	—	3	3	628,625	628,628
Non Residential Owner Occupied	161	—	—	161	215,311	215,472
Commercial real estate	914	—	3	917	1,466,756	1,467,673

Residential real estate	3,923	1,334	4	5,261	1,625,890	1,631,151
Home Equity	223	108	61	392	142,280	142,672
Consumer	67	—	—	67	52,211	52,278
Overdrafts	272	1	—	273	2,427	2,700
Total	$5,529	$1,473	$68	$7,070	$3,658,526	$3,665,596

The following presents an aging analysis of the Company's past-due loans, by class, as of December 31, 2019 (in thousands):

	30-59	60-89	90+	Total	Current	Total
	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial and industrial	$243	$31	$184	$458	$307,557	$308,015
Commercial real estate	1,514	66	—	1,580	1,458,157	1,459,737
Residential real estate	5,758	1,643	83	7,484	1,632,912	1,640,396
Home equity	840	116	—	956	147,972	148,928
Consumer	156	32	—	188	54,075	54,263
Overdrafts	644	86	—	730	4,030	4,760
Total	$9,155	$1,974	$267	$11,396	$3,604,703	$3,616,099

Troubled Debt Restructurings ("TDRs")

The Company’s policy on loan modifications typically does not allow for modifications that would be considered a concession from the Company. However, when there is a modification, the Company evaluates each modification to determine if the modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASU 2011-02, whereby a modification of a loan would be considered a TDR when both of the following conditions are met: (1) a borrower is experiencing financial difficulty and (2) the modification constitutes a concession. These modifications range from partial deferrals (interest only) to full deferrals (principal and interest). When determining whether the borrower is experiencing financial difficulties, the Company reviews whether the debtor is currently in payment default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification. Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt (including principal and interest) in accordance with the contractual terms for the foreseeable future, without a modification.

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

The following tables set forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	June 30, 2020	December 31, 2019
Commercial and industrial	$—	$—

1-4 Family	126	N/R
Hotels	2,634	N/R
Multi-family	1,921	N/R
Non Residential Non-Owner Occupied	—	N/R
Non Residential Owner Occupied	234	N/R
Commercial real estate	4,915	4,973

Residential real estate	20,631	21,029
Home equity	2,138	3,628
Consumer	185	—
Total	$27,869	$29,630
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company has allocated $1.6 million and $0.8 million of the allowance for credit losses for these loans as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	June 30, 2020			June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	N/R	N/R	N/R
Hotels	—	—	—	N/R	N/R	N/R
Multi-family	—	—	—	N/R	N/R	N/R
Non Owner Non-Owner Occupied	—	—	—	N/R	N/R	N/R
Non Owner Owner Occupied	—	—	—	N/R	N/R	N/R
Commercial real estate	—	—	—	—	—	—

Residential real estate	24	1,720	1,716	27	2,066	2,066
Home equity	2	70	70	7	194	194
Consumer	—	—	—	—	—	—
Total	26	$1,790	$1,786	34	$2,260	$2,260
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the six months ended of June 30, 2020 and 2019 and resulted in charge-offs of less than $0.1 million during those same time periods.

The Company had one TDR that subsequently defaulted in 2019. The loan balance was approximately $3.0 million and the subsequent default resulted in a charge-off of $0.7 million and the remaining balance was transferred to OREO during 2019. The Company has had no TDRs that subsequently defaulted in 2020.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

Through June 30, 2020, the Company has granted deferrals of approximately $125 million for mortgage borrowers and $430 million for commercial borrowers. As of June 30, 2020, $3.6 million of the mortgage deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

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

Risk Rating	Description
Pass ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/Watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special Mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at June 30, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$74,977	$74,675	$63,750	$38,259	$10,177	$11,707	$62,386	$335,931
Special mention	85	46	18	61	—	441	211	862
Substandard	64	830	1,196	816	8,729	2,195	18,499	32,329
Total	$75,126	$75,551	$64,964	$39,136	$18,906	$14,343	$81,096	$369,122

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$172,741	$343,898	$200,306	$165,468	$164,439	$346,209	$27,105	$1,420,166
Special mention	—	5,156	1,222	691	359	6,211	—	13,639
Substandard	220	1,655	4,596	3,927	9,919	13,144	407	33,868
Total	$172,961	$350,709	$206,124	$170,086	$174,717	$365,564	$27,512	$1,467,673

Commercial real estate -
1-4 Family
Pass	$19,584	$21,409	$10,445	$8,686	$6,918	$37,060	$9,734	$113,836
Special mention	—	—	—	26	334	3,053	—	3,413
Substandard	—	229	—	952	109	5,268	7	6,565
Total	$19,584	$21,638	$10,445	$9,664	$7,361	$45,381	$9,741	$123,814

Commercial real estate -
Hotels
Pass	$14,655	$110,833	$35,038	$49,483	$21,518	$56,378	$—	$287,905
Substandard	—	—	—	—	4,526	2,748	—	7,274
Total	$14,655	$110,833	$35,038	$49,483	$26,044	$59,126	$—	$295,179

Commercial real estate -
Multi-family
Pass	$57,954	$57,159	$2,836	$22,528	$32,957	$27,812	$770	$202,016
Special mention	—	1,921	561	—	—	—	—	2,482
Substandard	—	—	—	—	—	82	—	82
Total	$57,954	$59,080	$3,397	$22,528	$32,957	$27,894	$770	$204,580

Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$69,473	$120,792	$121,420	$57,873	$81,033	$160,184	$11,318	$622,093
Special mention	—	316	602	574	—	595	—	2,087
Substandard	58	98	1,181	78	1,446	1,347	240	4,448
Total	$69,531	$121,206	$123,203	$58,525	$82,479	$162,126	$11,558	$628,628

Commercial real estate -
Non Residential Owner Occupied
Pass	$11,076	$33,705	$30,567	$26,899	$22,012	$64,777	$5,279	$194,315
Special mention	—	2,919	58	91	24	2,563	—	5,655
Substandard	162	1,329	3,415	2,896	3,839	3,700	161	15,502
Total	$11,238	$37,953	$34,040	$29,886	$25,875	$71,040	$5,440	$215,472

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Residential real estate
Performing	$197,377	$281,064	$223,330	$165,437	$129,448	$507,921	$123,143	$1,627,720
Non-performing	—	668	—	124	212	2,374	53	3,431
Total	$197,377	$281,732	$223,330	$165,561	$129,660	$510,295	$123,196	$1,631,151

Home equity
Performing	$5,054	$7,570	$7,121	$2,733	$2,121	$12,861	$105,047	$142,507
Non-performing	—	—	—	—	—	—	165	165
Total	$5,054	$7,570	$7,121	$2,733	$2,121	$12,861	$105,212	$142,672

Consumer
Performing	$9,689	$18,922	$12,199	$4,492	$2,485	$2,284	$2,207	$52,278
Non-performing	—	—	—	—	—	—	—	—
Total	$9,689	$18,922	$12,199	$4,492	$2,485	$2,284	$2,207	$52,278

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands):

	Commercial and Industrial	Commercial Real Estate	Total
December 31, 2019
Pass	$276,847	$1,408,644	$1,685,491
Special mention	2,472	13,838	16,310
Substandard	28,696	37,255	65,951
Total	$308,015	$1,459,737	$1,767,752

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands):

	Performing	Non-Performing	Total
December 31, 2019
Residential real estate	$1,636,920	$3,476	$1,640,396
Home equity	148,397	531	148,928
Consumer	54,263	—	54,263
Total	$1,839,580	$4,007	$1,843,587

Note F –Derivative Instruments

As of June 30, 2020 and December 31, 2019, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$620,392	$65,882	$377,534	$16,094
Loan interest rate swap - liabilities	2,041	279	189,803	3,214

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	2,041	279	189,803	3,214
Loan interest rate swap - liabilities	625,038	66,100	382,566	16,133

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$3,807	$5,128	$41,718	$2,249
Other income - derivative liabilities	(3,807)	(5,128)	(41,718)	(2,249)
Other expense - derivative liabilities	10	97	183	154

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions.The Company has posted collateral with a market value of $68.5 million as of June 30, 2020.

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

Note G –Employee Benefit Plans

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Six months ended June 30,
	2020		2019
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	46,251	$52.74	57,972	$51.15
Exercised	(4,166)	45.44	(8,140)	44.85
Outstanding at June 30	42,085	$53.47	49,832	$52.18

Exerciseable at June 30	22,214	$50.22	11,644	$44.62

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Six months ended June 30,
	2020	2019
Proceeds from stock option exercises	$189	$365
Intrinsic value of stock options exercised	77	263

Stock-based compensation expense associated with stock options	$34	$64

At period-end:	June 30, 2020
Unrecognized stock-based compensation expense associated with stock options	$50
Weighted average period (in years) in which the above amount is expected to be
recognized	1.2

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2020 and 2019, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2020, the criteria were probable of being met.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2020, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2020		2019
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	148,083	$62.62	152,692	$51.85
Granted	37,103	67.40	31,006	79.86
Vested	(26,450)	49.58	(41,657)	39.79
Outstanding at June 30	158,736	$65.91	142,041	$61.50

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended June 30, 2020		Six months ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense associated with restricted shares	$681	$501	$1,310	$935

At period-end:			June 30, 2020
Unrecognized stock-based compensation expense associated with restricted shares			$6,208
Weighted average period (in years) in which the above amount is expected to be recognized			3.2

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2020 and 2019, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Components of net periodic cost:
Interest cost	$112	$174	$224	$348
Expected return on plan assets	(203)	(266)	(406)	(531)
Net amortization and deferral	272	285	544	569
Net Periodic Pension Cost	$181	$193	$362	$386

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2020	December 31, 2019
Commitments to extend credit:
Home equity lines	$219,045	$214,715
Commercial real estate	51,646	56,941
Other commitments	247,219	213,904
Standby letters of credit	5,026	6,748
Commercial letters of credit	1,045	1,249

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

Note I –Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended June 30,			Six months ended June 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2020
Beginning Balance	$(6,270)	$33,730	$27,460	$(6,270)	$12,110	$5,840

Other comprehensive income before reclassifications	—	3,565	3,565	—	24,036	24,036
Amounts reclassified from other comprehensive income	—	4	4	—	(44)	(44)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	—	—	1,197	1,197
	—	3,569	3,569	—	25,189	25,189

Ending Balance	$(6,270)	$37,299	$31,029	$(6,270)	$37,299	$31,029

2019
Beginning Balance	$(5,871)	$20	$(5,851)	$(5,871)	$(8,611)	$(14,482)

Other comprehensive income before reclassifications	—	10,956	10,956	—	19,654	19,654
Amounts reclassified from other comprehensive income	—	(17)	(17)	—	(84)	(84)
	—	10,939	10,939	—	19,570	19,570

Ending Balance	$(5,871)	$10,959	$5,088	$(5,871)	$10,959	$5,088

	Amounts reclassified from Other Comprehensive Income
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2020	2019	2020	2019	of Income

Securities available-for-sale:
Net securities (losses) gains reclassified into earnings	$(6)	$21	$56	$109	(Losses) gains on sale of investment securities, net
Related income tax expense (income)	2	(4)	(12)	(25)	Income tax expense (income)
Net effect on accumulated other comprehensive income	$(4)	$17	$44	$84

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available to common shareholders	$18,251	$22,751	$47,249	$44,370
Less: earnings allocated to participating securities	(180)	(197)	(463)	(382)
Net earnings allocated to common shareholders	$18,071	$22,554	$46,786	$43,988

Distributed earnings allocated to common stock	$9,073	$8,615	$18,147	$17,231
Undistributed earnings allocated to common stock	8,998	13,939	28,639	26,757
Net earnings allocated to common shareholders	$18,071	$22,554	$46,786	$43,988

Average shares outstanding	16,081	16,368	16,123	16,390
Effect of dilutive securities:
Employee stock awards	16	18	19	18
Shares for diluted earnings per share	16,097	16,386	16,142	16,408

Basic earnings per share	$1.12	$1.38	$2.90	$2.68
Diluted earnings per share	$1.12	$1.38	$2.90	$2.68

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

The Company bases fair value of assets and liabilities on quoted market prices, prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.  If such information is not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty creditworthiness, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amount presented herein.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2020.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2020
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$218,227	$—	$218,227	$—
Mortgage-backed securities:
U.S. Government agencies	786,507	—	786,507	—
Private label	11,349	—	5,987	5,362
Trust preferred securities	3,480	—	3,480	—
Corporate securities	33,381	—	29,331	4,050
Marketable equity securities	10,474	5,960	4,514	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	66,161	—	66,161	—
Financial Liabilities
Derivative liabilities	66,526	—	66,526	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$6,447	$—	$—	$6,447	$(1,150)
Non-Financial Assets
Other real estate owned	3,997	—	—	3,997	(267)

December 31, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$502	$—	$502	$—
Obligations of states and political subdivisions	117,187	—	117,187	—
Mortgage-backed securities:
U.S. Government agencies	642,104	—	642,104	—
Private label	11,485	—	5,841	5,644
Trust preferred securities	4,461	—	4,461	—
Corporate securities	32,126	—	28,064	4,062
Marketable equity securities	12,634	7,787	4,847	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	19,310	—	19,310	—
Financial Liabilities
Derivative liabilities	19,380	—	19,380	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$8,925	$—	$—	$8,925	$(87)
Non-Financial Assets
Other real estate owned	4,670	—	—	4,670	(470)
Other assets	100	—	—	100	(297)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2020 and 2019, collateral discounts ranged from 20% to 30%. During the six months ended June 30, 2020 and 2019, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Cash and cash equivalents	$373,254	$373,254	$373,254	$—	$—
Securities available-for-sale	1,055,185	1,055,185	—	1,045,773	9,412
Marketable equity securities	10,474	10,474	5,960	4,514	—
Net loans	3,640,397	3,634,170	—	—	3,634,170
Accrued interest receivable	14,200	14,200	14,200	—	—
Derivative assets	66,161	66,161	—	66,161	—

Liabilities:
Deposits	4,411,115	4,444,930	3,068,484	1,376,446	—
Short-term debt	282,676	267,186	—	267,186	—
Accrued interest payable	2,257	2,257	2,257	—	—
Derivative liabilities	66,526	66,526	—	66,526	—

December 31, 2019
Assets:
Cash and cash equivalents	$140,144	$140,144	$140,144	$—	$—
Securities available-for-sale	810,106	810,106	—	800,400	9,706
Securities held-to-maturity	49,036	50,598	—	50,598	—
Marketable equity securities	12,634	12,634	7,787	4,847	—
Net loans	3,604,510	3,574,435	—	—	3,574,435
Accrued interest receivable	11,569	11,569	11,569	—	—
Derivative assets	19,310	19,310	—	19,310	—

Liabilities:
Deposits	4,075,894	4,094,493	2,711,323	1,383,170	—
Short-term debt	211,255	211,255	—	211,255	—
Long-term debt	4,056	4,124	—	4,124	—
Accrued interest payable	2,849	2,849	2,849	—	—
Derivative liabilities	19,380	19,380	—	19,380	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic/Update

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities the Company serves, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•We have addressed the safety of our branches and while the branches generally remain open to customers, we have taken steps, and continue to evaluate, to push as much traffic and transactions as possible to our drive-thru facilities;
•Provided extensions and deferrals to loan customers effected by COVID-19 provided such customers were not 30 days past due at March 19, 2020; As of June 30, 2020, the Company has granted deferrals of approximately $125 million for mortgage borrowers and $430 million for commercial borrowers; and
•We have chosen to participate in the CARES Act Paycheck Protection Program that will provide government guaranteed and forgivable loans to our customers. As of June 30, 2020, the Company has funded approximately $90 million of SBA-approved PPP loans to over 1,500 customers.

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

Financial Summary

Six months ended June 30, 2020 vs. 2019

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2020	2019

Net income available to common shareholders (in thousands)	$47,249	$44,370
Earnings per common share, basic	$2.90	$2.68
Earnings per common share, diluted	$2.90	$2.68
Dividend payout ratio	39.3%	39.5%
ROA*	1.81%	1.80%
ROE*	13.7%	14.3%
ROATCE*	16.6%	17.8%
Average equity to average assets ratio	13.2%	12.6%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2020 decreased $2.5 million compared to the six months ended June 30, 2019 (see Net Interest Income). The Company recorded a provision for credit losses of $9.2 million for the six months ended June 30, 2020 compared to a recovery of credit losses of $1.4 million for the six months ended June 30, 2019 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $14.2 million and non-interest expense decreased $2.2 million for the six months ended June 30, 2020 from the six months ended June 30, 2019.

Financial Summary

Three months ended June 30, 2020 vs. 2019

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2020	2019

Net income available to common shareholders (in thousands)	$18,251	$22,751
Earnings per common share, basic	$1.12	$1.38
Earnings per common share, diluted	$1.12	$1.38
Dividend payout ratio	50.8%	38.5%
ROA*	1.35%	1.84%
ROE*	10.5%	14.4%
ROATCE*	12.6%	17.9%
Average equity to average assets ratio	12.9%	12.8%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended June 30, 2020 decreased $2.8 million compared to the three months ended June 30, 2019 (see Net Interest Income). The Company recorded a provision for credit losses of $1.3 million for the three months ended June 30, 2020 compared to a recovery of credit losses of $0.6 million for the three months ended June 30, 2019 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $3.2 million and non-interest expense decreased $2.3 million for the three months ended June 30, 2020 from the three months ended June 30, 2019.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2019 are summarized in the following table (in millions):

	June 30,	December 31,
	2020	2019	$ Change	% Change

Cash and cash equivalents	$373.3	$140.1	$233.2	166.5%
Investment securities	1,081.3	887.6	193.7	21.8%
Gross loans	3,665.6	3,616.1	49.5	1.4%
Other assets	105.4	55.8	49.6	88.9%

Total deposits	4,411.1	4,075.9	335.2	8.2%
Customer repurchase agreements	282.7	211.3	71.4	33.8%
Other liabilities	138.6	69.6	69.0	99.1%

Cash and cash equivalents increased $233 million from December 31, 2019 to $373 million at June 30, 2020, due to the increase in deposit balances and weak loan demand environment.

Investment securities increased $194 million (21.8%) from December 31, 2019 to $1.1 billion at June 30, 2020, due to the increase in deposit balances and weak loan demand environment.

Gross loans increased $50 million (1.4%) from December 31, 2019 to $3.67 billion at June 30, 2020. As a result of the Company's participation in the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA"), commercial and industrial loans increased $90 million. Excluding these loans, total loans decreased $39 million, (1.1%), from December 31, 2019 to $3.58 billion at June 30, 2020. Commercial and industrial loans decreased $27 million (8.9%) (excluding PPP loans), residential real estate loans decreased $9 million (0.6%), home equity loans decreased $6 million (4.2%) and DDA overdrafts decreased $2 million (43.3%). These decreases were partially offset by an increase in commercial real estate loans of $8 million (0.5%).

Other assets increased $50 million to $105 million and other liabilities increased $69 million to $139 million, respectively, at June 30, 2020, primarily as a result of market value changes in the Company's interest rate swap derivatives.

Total deposits increased $335 million from December 31, 2019 to $4.41 billion at June 30, 2020. This increase was largely attributable to stimulus checks received by the Company's customers from the CARES Act (approximately $90 million), proceeds from PPP loans, and customers not spending as much due to COVID-19.

Customer repurchase agreements increased $71 million to $283 million at June 30, 2020, due to proceeds from PPP loans, and due to the liquidity needs of the Company's customers, specifically customers leaving monies in these deposit accounts due to the security of these deposits.

Net Interest Income

Six months ended June 30, 2020 vs. 2019

The Company’s tax equivalent net interest income decreased $2.5 million, or (3.1)%, from $81.4 million for the six months ended June 30, 2019 to $78.9 million for the six months ended June 30, 2020. Excluding the impact of accretion from fair value adjustments, net interest income decreased $3.7 million for the six months ended June 30, 2020. Lower loan yields (54 basis points) and lower investment yields (40 basis points) decreased net interest income by $9.6 million and $1.9 million, respectively. These decreases were partially offset by a decrease in rates paid on interest-bearing liabilities (26 basis points) and increases in investment balances ($128 million) and average loan balances ($77 million), which increased net interest income by $4.3 million, $2.0 million and $1.9 million, respectively. The Company’s reported net interest margin decreased from 3.66% for the six months ended June 30, 2019 to 3.33% for the six months ended June 30, 2020.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as the decreases in deposit rates. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans made in markets where the Company has a presence, and significant commercial loans collateralized with real estate.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,785,795	$38,930	4.38%	$1,791,263	$40,904	4.60%
Commercial, financial, and agriculture(2)	1,791,510	38,141	4.28	1,710,281	42,503	5.01
Installment loans to individuals(2),(3)	57,217	1,715	6.03	56,383	1,728	6.18
Previously securitized loans(4)	***	267	***	***	317	***
Total loans	3,634,522	79,053	4.37	3,557,927	85,452	4.84
Securities:
Taxable	853,882	11,589	2.73	731,976	11,420	3.15
Tax-exempt(5)	107,671	1,934	3.61	101,356	1,942	3.86
Total securities	961,553	13,523	2.83	833,332	13,362	3.23
Deposits in depository institutions	169,626	360	0.43	87,031	767	1.78
Total interest-earning assets	4,765,701	92,936	3.92	4,478,290	99,581	4.48
Cash and due from banks	75,132			64,583
Bank premises and equipment	78,042			78,671
Goodwill and intangible assets	119,886			122,114
Other assets	213,147			192,768
Less: allowance for credit losses	(20,303)			(15,617)
Total assets	$5,231,605			$4,920,809

Liabilities
Interest-bearing demand deposits	$881,904	$647	0.15%	$880,401	$1,842	0.42%
Savings deposits	1,021,608	1,063	0.21	963,804	2,302	0.48
Time deposits(2)	1,359,442	11,491	1.70	1,376,284	12,040	1.76
Short-term borrowings	232,900	743	0.64	218,527	1,915	1.77
Long-term debt	1,670	100	12.04	4,053	95	4.73
Total interest-bearing liabilities	3,497,524	14,044	0.81	3,443,069	18,194	1.07
Noninterest-bearing demand deposits	948,196			804,489
Other liabilities	95,516			52,070
Stockholders’ equity	690,369			621,181
Total liabilities and stockholders’ equity	$5,231,605			$4,920,809
Net interest income		$78,892			$81,387
Net yield on earning assets			3.33%			3.66%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$725	$615

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2020	2019
	Residential real estate	$345	$115
	Commercial, financial and agriculture	1,891	858
	Installment loans to individuals	76	(12)
	Time deposits	311	452
		$2,623	$1,413

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2020 vs. 2019
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(125)	$(1,849)	$(1,974)
Commercial, financial, and agriculture	2,024	(6,386)	(4,362)
Installment loans to individuals	26	(39)	(13)
Previously securitized loans	—	(50)	(50)
Total loans	1,925	(8,324)	(6,399)
Securities:
Taxable	1,907	(1,738)	169
Tax-exempt(1)	121	(129)	(8)
Total securities	2,028	(1,867)	161
Deposits in depository institutions	730	(1,137)	(407)
Total interest-earning assets	$4,683	$(11,328)	$(6,645)
Interest-bearing liabilities:
Interest-bearing demand deposits	$3	$(1,198)	$(1,195)
Savings deposits	138	(1,377)	(1,239)
Time deposits	(148)	(401)	(549)
Short-term borrowings	126	(1,298)	(1,172)
Long-term debt	(56)	61	5
Total interest-bearing liabilities	$63	$(4,213)	$(4,150)
Net Interest Income	$4,620	$(7,115)	$(2,495)
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2020 vs. 2019
The Company’s tax equivalent net interest income decreased $2.8 million, or 6.9%, from $41.1 million for the three months ended June 30, 2019 to $38.3 million for the three months ended June 30, 2020. Excluding the impact of accretion from fair value adjustments, net interest income decreased $2.9 million for the three months ended June 30, 2020. Lower loan yields (76 basis points) and lower investment yields (49 basis points) decreased net interest income by $7.1 million and $1.3 million, respectively. These decreases were partially offset by a decrease in rates paid on interest-bearing liabilities (38 basis points) and increases in average loan balances ($121 million) and investment balances ($168 million), which increased net interest income by $3.3 million, $1.5 million and $1.3 million, respectively. The Company’s reported net interest margin decreased from 3.66% for the three months ended June 30, 2019 to 3.13% for the three months ended June 30, 2020.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as the decreases in deposit rates. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans made in markets where the Company has a presence, and significant commercial loans collateralized with real estate.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,785,631	$19,048	4.29%	$1,783,718	$20,454	4.60%
Commercial, financial, and agriculture(2)	1,818,344	17,665	3.91	1,698,186	21,658	5.12
Installment loans to individuals(2),(3)	56,199	852	6.10	57,173	889	6.24
Previously securitized loans(4)	***	152	***	***	174	***
Total loans	3,660,174	37,717	4.14	3,539,077	43,175	4.89
Securities:
Taxable	896,997	5,718	2.56	749,346	5,732	3.07
Tax-exempt(5)	120,751	1,039	3.46	100,348	956	3.82
Total securities	1,017,748	6,757	2.67	849,694	6,688	3.16
Deposits in depository institutions	236,320	55	0.09	113,176	577	2.04
Total interest-earning assets	4,914,242	44,529	3.64	4,501,947	50,440	4.49
Cash and due from banks	79,501			64,478
Bank premises and equipment	78,717			79,116
Goodwill and intangible assets	119,681			121,628
Other assets	230,423			189,618
Less: allowance for credit losses	(24,700)			(15,057)
Total assets	$5,397,864			$4,941,730

Liabilities
Interest-bearing demand deposits	$893,832	$178	0.08%	$874,039	$909	0.42%
Savings deposits	1,037,387	363	0.14	980,089	1,236	0.51
Time deposits(2)	1,353,619	5,422	1.61	1,384,017	6,272	1.82
Short-term borrowings	256,790	279	0.44	199,648	863	1.73
Long-term debt	—	—	—	4,053	47	4.65
Total interest-bearing liabilities	3,541,628	6,242	0.71	3,441,846	9,327	1.09
Noninterest-bearing demand deposits	1,044,009			820,689
Other liabilities	115,110			48,803
Shareholders’ equity	697,117			630,392
Total liabilities and shareholders’ equity	$5,397,864			$4,941,730
Net interest income		$38,287			$41,113
Net yield on earning assets			3.13%			3.66%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$609	$481

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2020	2019
	Residential real estate	$194	$83
	Commercial, financial and agriculture	651	668
	Installment loans to individuals	37	(6)
	Time deposits	155	196
		$1,037	$941

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2020 vs. 2019
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$22	$(1,428)	$(1,406)
Commercial, financial, and agriculture	1,528	(5,521)	(3,993)
Installment loans to individuals	(15)	(22)	(37)
Previously securitized loans	—	(22)	(22)
Total loans	1,535	(6,993)	(5,458)
Securities:
Taxable	1,126	(1,140)	(14)
Tax-exempt(1)	194	(111)	83
Total securities	1,320	(1,251)	69
Deposits in depository institutions	626	(1,148)	(522)
Total interest-earning assets	$3,481	$(9,392)	$(5,911)
Interest-bearing liabilities:
Interest-bearing demand deposits	$21	$(752)	$(731)
Savings deposits	72	(945)	(873)
Time deposits	(137)	(713)	(850)
Short-term borrowings	246	(830)	(584)
Long-term debt	(47)	—	(47)
Total interest-bearing liabilities	$155	$(3,240)	$(3,085)
Net Interest Income	$3,326	$(6,152)	$(2,826)
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net interest income (GAAP)	$38,070	$40,911	$78,486	$80,977
Taxable equivalent adjustment	217	202	406	410
Net interest income, fully taxable equivalent	$38,287	$41,113	$78,892	$81,387
Less accretion income	(1,037)	(941)	(2,623)	(1,413)
Net interest income excluding accretion income	$37,250	$40,172	$76,269	$79,974

Equity to assets (GAAP)	12.55%	12.89%
Effect of goodwill and other intangibles, net	(1.93)	(2.19)
Tangible common equity to tangible assets	10.62%	10.70%

Return on tangible equity (GAAP)	12.6%	17.9%	16.6%	17.8%
Impact of merger related expenses	—	0.3	—	0.2
Impact of sale of VISA shares	—	—	(4.8)	—
Return on tangible equity, excluding merger related expenses and sale of VISA shares	12.6%	18.2%	11.8%	18.0%

Return on assets (GAAP)	1.35%	1.84%	1.81%	1.80%
Impact of merger related expenses	—	0.04	—	0.03
Impact of sale of VISA shares	—	—	(0.52)	—
Return on assets, excluding merger related expenses and sale of VISA shares	1.35%	1.88%	1.29%	1.83%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019
Commercial and industrial	369,122	308,015	288,803

1-4 Family	123,814	N/R	N/R
Hotels	295,179	N/R	N/R
Multi-family	204,580	N/R	N/R
Non Residential Non-Owner Occupied	628,628	N/R	N/R
Non Residential Owner Occupied	215,472	N/R	N/R
Commercial real estate	1,467,673	1,459,737	1,378,116

Residential real estate	1,631,151	1,640,396	1,644,494
Home equity	142,672	148,928	150,676
Consumer	52,278	54,263	53,356
DDA overdrafts	2,700	4,760	3,922
Total loans	$2,197,923	$2,156,362	$2,141,251
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Loan balances increased $49.5 million from December 31, 2019 to June 30, 2020.

Residential real estate loans decreased $9.2 million from December 31, 2019 to June 30, 2020.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2020, $28.3 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $6.3 million during the first six months of 2020.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $61.1 million from December 31, 2019 to June 30, 2020, largely due to approximately $90 million of PPP loans funded.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $7.9 million from

December 31, 2019 to June 30, 2020. At June 30, 2020, $42.1 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $123.8 million as of June 30, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $295.2 million as of June 30, 2020. Risk characteristics relate to the demand for travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $204.6 million as of June 30, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $628.6 million while nonresidential owner-occupied commercial real estate totaled $215.5 million as of June 30, 2020. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $2.1 million during the first six months of 2020.

Allowance for Credit Losses

The Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. ASU No. 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASU No. 2016-13, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As a result of adopting CECL, the Company increased its allowance for credit losses ("ACL") by $3.0 million and decreased retained earnings by $2.3 million on January 1, 2020. In addition, the adoption required the Company to "gross up" its previously purchased credit impaired loans through the allowance at January 1, 2020. As a result, the Company increased its ACL and loan balances as of January 1, 2020 by $2.7 million.

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company's provision for credit losses.

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

As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a provision for credit losses of $9.2 million during the six months ended June 30, 2020, compared to a recovery of $1.4 million for the comparable period in 2019. The provision for credit losses recorded during the six months ended June 30, 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company’s estimate of future economic conditions used in its CECL estimates is primarily dependent on expected unemployment ranges. The expected unemployment ranges utilized at June 30, 2020, have not changed significantly from those utilized at March 31, 2020 which reflected the expected economic impact of the COVID-19 pandemic. Additionally, adjustments in qualitative and other factors have not been revised significantly from March 31, 2020, to June 30, 2020. The provision for credit losses recognized in the second quarter of 2020 primarily relates to updated valuations for two specific credits during the quarter based on current market conditions which increased the Company’s ACL by $1.7 million. Partially offsetting these increases in the ACL was a decrease in the ACL due to lower amounts of DDA overdrafted balances which released $0.5 million of ACL reserves. Due to the guarantee from the SBA for the PPP loans that were issued during the quarter ended June 30, 2020, no reserve for credit losses was deemed necessary for these loans.

The Company had net charge-offs of $1.4 million for the first six months of 2020 and $0.7 million for the first six months of 2019.  Net charge-offs in the first six months of 2020 consisted primarily of net charge-offs of residential real estate loans ($0.8 million), DDA overdrafts ($0.4 million), and home equity loans ($0.2 million).

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of June 30, 2020 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Credit Losses

An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	Six months ended June 30,		Year ended December 31,
	2020	2019	2019
Balance at beginning of period	$11,589	$15,966	$15,966
Charge-offs:
Commercial and industrial	(77)	(51)	(261)
Commercial real estate	(422)	(178)	(1,358)
Residential real estate	(859)	(631)	(787)
Home equity	(206)	(117)	(294)
Consumer	(91)	(296)	(1,177)
DDA overdrafts	(1,162)	(1,213)	(2,777)
Total charge-offs	(2,817)	(2,486)	(6,654)
Recoveries:
Commercial and industrial	14	140	764
Commercial real estate	331	607	624
Residential real estate	103	125	369
Home equity	56	—	—
Consumer	141	143	265
DDA overdrafts	800	749	1,505
Total recoveries	1,445	1,764	3,527
Net charge-offs	(1,372)	(722)	(3,127)
Impact of adopting CECL	5,760	—	—
Provision for (recovery of) credit losses	9,222	(1,449)	(1,250)
Balance at end of period	$25,199	$13,795	$11,589
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.08%	0.04%	0.09%
Provision for (recovery of) credit losses (annualized)	0.51%	(0.08)%	(0.04)%
As a Percent of Non-Performing Loans:
Allowance for credit losses	185.12%	115.32%	98.57%
As a Percent of Total Loans:
Allowance for credit losses	0.69%	0.39%	0.32%

Table Seven
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2020	2019	2019
Commercial and industrial	$6,266	$2,796	$2,059
Commercial real estate	10,090	3,469	2,606
Residential real estate	7,323	3,959	3,448
Home equity	647	1,211	1,187
Consumer	120	509	975
DDA overdrafts	753	1,851	1,314
Allowance for Credit Losses	$25,199	$13,795	$11,589

The ACL increased from $11.6 million at December 31, 2019 to $25.2 million at June 30, 2020.  As previously discussed, the adoption of CECL comprised $5.8 million of this increase from December 31, 2019. Below is a summary of the changes in the components of the ACL from December 31, 2019 to June 30, 2020.

The allowance related to the commercial and industrial loan portfolio increased from $2.1 million at December 31, 2019 to $6.3 million at June 30, 2020. The adoption of CECL increased the allowance by $1.7 million. The remainder of the increase was largely attributable to a change in unemployment forecast range due to the COVID-19 pandemic ("COVID-19"), changes in migration (primarily in the substandard portfolio) and an increase to the qualitative factors utilized related to COVID-19.

The allowance allocated to the commercial real estate portfolio increased from $2.6 million at December 31, 2019 to $10.1 million at June 30, 2020. The adoption of CECL increased the allowance by $3.3 million. The remainder of the increase was largely attributable to a change in the unemployment forecast range due to COVID-19, changes in the migration within the portfolio and an increase to the qualitative factors utilized related to COVID-19.

The allowance related to the residential real estate loan portfolio increased from $3.4 million at December 31, 2019 to $7.3 million at June 30, 2020. The adoption of CECL increased the allowance by $2.1 million. The remainder of the increase was largely attributable to an increase to the qualitative factors utilized related to COVID-19 and an increase in the historical loss rates associated with the portfolio.

Table Eight
Non-Performing Loans

The Company's nonperforming assets and past-due loans as of June 30, 2020, June 30, 2019 and December 31, 2019 are shown below (dollars in thousands):

	June 30, 2020	June 30, 2019	December 31, 2019
Non-accrual loans with allowance for credit losses	$10,584	N/R	N/R
Non-accrual loans with no allowance for credit losses	2,960	N/R	N/R
Total non-accrual loans	13,544	11,868	11,490
Accruing loans past due 90 days or more	68	94	267
Total non-performing loans	13,612	11,962	11,757
Other real estate owned ("OREO")	3,997	2,581	4,670
Total non-performing assets	$17,609	$14,543	$16,427

Non-performing loans (as a percent of loans and OREO)	0.48%	0.41%	0.45%

Past-due loans	$7,071	$9,475	$11,396
Past-due loans (as a percentage of total loans)	0.19%	0.27%	0.32%
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Table Nine
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of June 30,		December 31,
	2020	2019	2019

Commercial and industrial	$—	$83	$—

1-4 Family	126	N/R	N/R
Hotels	2,634	N/R	N/R
Multi-family	1,921	N/R	N/R
Non Residential Non-Owner Occupied	—	N/R	N/R
Non Residential Owner Occupied	234	N/R	N/R
Commercial real estate	4,915	8,044	4,973

Residential real estate	20,631	22,373	21,029
Home equity	2,138	3,062	3,628
Consumer	185	—	—
Total TDRs	$27,869	$33,562	$29,630
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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 82% of the Company's total TDRs as of June 30, 2020. The average age of these TDRs was 12.8 years; the average current balance as a percentage of the original balance was 67.4%; and the average loan-to-value ratio was 63.6% as of June 30, 2020. Of the total 435 Chapter 7 related TDRs, 33 had an estimated loss exposure based on the current balance and appraised value at June 30, 2020.

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

As of June 30, 2020, the Company has granted deferrals of approximately $125 million for mortgage borrowers and $430 million for commercial borrowers. As of June 30, 2020, $3.6 million of the mortgage deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2020 vs. 2019
(in millions)

	Six months ended June 30,
	2020	2019	$ Change	% Change
Net investment securities (losses) gains	$(2.1)	$0.3	$(2.4)	(800.0)%
Sale of VISA shares	17.8	—	17.8	100.0
Non-interest income, excluding net investment securities gains and sale of VISA shares	32.2	33.5	(1.3)	(3.9)
Merger related expenses	—	0.8	(0.8)	(100.0)
Non-interest expense, excluding merger related expenses	57.9	59.4	(1.5)	(2.5)

Non-Interest Income: Non-interest income was $48.0 million for the six months ended June 30, 2020, as compared to $33.8 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company reported $2.1 million of unrealized fair value losses on the Company's equity securities compared to $0.3 million of unrealized fair value gains on the Company's equity securities during the six months ended 2019. Also, during the six months ended June 30, 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. Excluding these items, non-interest income decreased from $33.5 million for the six months ended June 30, 2019 to $32.2 million for the six months ended June 30, 2020. This decrease was largely attributable to a decrease of $2.4 million, or 16.1%, in service charges as average deposit balances have increased during the COVID-19 pandemic. This decrease was partially offset by increases in the Company's bankcard revenue ($0.5 million), trust and investment management fee income ($0.4 million) and bank owned life insurance income ($0.4 million).

Non-Interest Expense: During the six months ended June 30, 2019, the Company incurred an additional $0.8 million of acquisition and integration expenses associated with the acquisitions of Poage Bankshare, Inc. and Farmers Deposit Bankcorp, Inc. Excluding this expense, non interest expenses decreased $1.5 million (2.5%), from $59.4 million in the first six months of 2019 to $57.9 million in the first six months of 2020. Decreases in other expenses ($0.6 million), FDIC insurance expense ($0.5 million) and occupancy related expenses ($0.4 million) were partially offset by an increase in equipment and software related expenses ($0.5 million).

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2020 was 20.3% compared to 20.8% for the six months ended June 30, 2019.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2020 vs. 2019
(in millions)

	Three months ended June 30,
	2020	2019	$ Change	% Change
Net investment securities gains	$0.2	$0.1	$0.1	100.0%
Non-interest income, excluding net investment securities gains	14.4	17.7	(3.3)	(18.6)%
Merger related expenses	—	0.5	(0.5)	(100.0)%
Non-interest expense, excluding merger related expenses	28.5	30.2	(1.7)	(5.6)%

Non-Interest Income: Non-interest income was $14.6 million for the second quarter of 2020, as compared to $17.8 million for the second quarter of 2019. During the second quarter of 2020, the Company reported $0.2 million of unrealized fair value gains on the Company's equity securities compared to $0.1 million of unrealized fair value gains on the Company's equity securities in the second quarter of 2019. Exclusive of these gains, non-interest income decreased from $17.7 million for the second quarter of 2019 to $14.4 million for the second quarter of 2020. This decrease was largely attributable to a decrease of $2.8 million, or 36.4%, in service charges as average deposit balances have increased during the COVID-19 pandemic. In addition, other income decreased $0.8 million primarily due to recognition of a $0.7 million gain from the sale the Company's Virginia Beach, VA, branch in June 2019. These decreases were partially offset by increases in the Company's bankcard revenues ($0.4 million) and trust and investment management fee income ($0.2 million).

Non-Interest Expense: During the quarter ended June 30, 2019, the Company incurred an additional $0.5 million of acquisition and integration expenses associated with the acquisitions of Poage Bankshare, Inc. and Farmers Deposit Bankcorp, Inc. Excluding this expense, non-interest expenses decreased $1.7 million (5.6%), from $30.2 million in the second quarter of 2019 to $28.5 million in the second quarter of 2020. This decrease was primarily due to a decrease in salaries and employee benefits of $0.9 million largely due to lower health insurance and incentive expenses. Additionally, other expenses decreased $0.5 million, occupancy related expenses decreased $0.2 million, FDIC expense decreased $0.2 million and repossessed asset losses decreased $0.2 million. These decreases were partially offset by an increase in equipment and software related expenses of $0.3 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2020 was 20.6% compared to 20.4% for the three months ended June 30, 2019.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
June 30, 2020
+400	4.25%	+22.6%
+300	3.25	+21.1
+200	2.25	+17.0
+100	1.25	+10.4

December 31, 2019
+300	4.75%	+3.8%
+200	3.75	+4.8
+100	2.75	+3.7
-50	1.25	-3.9
-100	0.75	-10

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2020, City National could pay dividends up to $81.8 million plus net profits for the remainder of 2020, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $36.7 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2020.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of June 30, 2020, City Holding reported a cash balance of $5.1 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2020, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2020, City National has the capacity to borrow $2.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 65.8% as of June 30, 2020 and deposit balances fund 79.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.08 billion at June 30, 2020, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $282.7 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 55.5% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $68.0 million of cash from operating activities during the first six months of 2020, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $201.1 million of cash in investing activities during the first six months of 2020, primarily due to purchases of securities available-for-sale of $232.5 million, a net increase in loans of $46.1 million, purchases of premises and equipment of $3.8 million, and purchases of other investments of $2.1 million. These decreases were partially offset by proceeds from sales and maturities of securities available-for-sale of $79.8 million, proceeds from sales of other investments of $2.3 million, and proceeds from bank-owned life insurance policies of $1.5 million. The Company generated $366.2 million of cash in financing activities during the first six months of 2020, principally as a result of an increase in non-interest-bearing deposits of $274.4 million, short-term borrowings of $71.4 million, and interest-bearing deposits of $61.2 million. These increases were partially offset by dividends paid of $18.5 million to the Company's common stockholders, purchases of treasury stock of $17.9 million and repayment of long-term debt of $4.1 million.

Capital Resources

Shareholders' equity increased $35.8 million for the six months ended June 30, 2020 due to net income of $47.2 million, other comprehensive income of $25.2 million, and stock based related compensation expense of $1.7 million. These increases were partially offset by cash dividends declared of $18.4 million, the repurchase of 261,137 common shares at a weighted average price of $68.41 per share ($17.9 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019, and the adoption of ASU 2016-13 ($2.3 million).

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

June 30, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$548,972	16.1%	$238,741	7.0%	$221,688	6.5%
City National Bank	492,875	14.6%	237,098	7.0%	220,162	6.5%
Tier I Capital
City Holding Company	548,972	16.1%	289,900	8.5%	272,847	8.0%
City National Bank	492,875	14.6%	287,904	8.5%	270,969	8.0%
Total Capital
City Holding Company	569,213	16.7%	358,112	10.5%	341,059	10.0%
City National Bank	513,115	15.2%	355,647	10.5%	338,711	10.0%
Tier I Leverage Ratio
City Holding Company	548,972	10.5%	210,060	4.0%	262,575	5.0%
City National Bank	492,875	9.3%	212,162	4.0%	265,202	5.0%

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier I Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier I Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

As of June 30, 2020, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2020, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has adversely impacted our business and financial results. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2020:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
June 1 - June 30, 2020	79,238	$61.75	521,901	478,189

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

Date: August 6, 2020