Form 10-Q
period 2020-09-30
CITY HOLDING CO
filed 2020-11-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 15,787,854 shares of common stock as of October 31, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) the uncertainties on the Company’s business, results of operations and financial condition, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on financial markets, the effectiveness of the Company’s work from home arrangements and staffing levels in operational facilities, the impact of market participants on which the Company relies and actions taken by governmental authorities and other third parties in response to the pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; (15) the Company’s ability to pursue available remedies in the event of a loan default for loans under the Paycheck Protection Program, ("PPP"), and the risk of holding the PPP loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent; and (16) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$76,451	$88,658
Interest-bearing deposits in depository institutions	176,267	51,486
Cash and Cash Equivalents	252,718	140,144

Investment securities available for sale, at fair value	1,157,399	810,106
Investment securities held-to-maturity, at amortized cost (approximate fair value at September 30, 2020 and December 31, 2019 - $0 and $50,598, respectively)	—	49,036
Other securities	26,548	28,490
Total Investment Securities	1,183,947	887,632

Gross loans	3,663,966	3,616,099
Allowance for credit losses	(24,867)	(11,589)
Net Loans	3,639,099	3,604,510

Bank owned life insurance	117,501	115,261
Premises and equipment, net	77,031	76,965
Accrued interest receivable	16,627	11,569
Net deferred tax asset	—	6,669
Goodwill and other intangible assets, net	119,004	120,241
Other assets	105,361	55,765
Total Assets	$5,511,288	$5,018,756

Liabilities
Deposits:
Noninterest-bearing	$1,061,310	$805,087
Interest-bearing:
Demand deposits	940,791	896,465
Savings deposits	1,117,684	1,009,771
Time deposits	1,300,291	1,364,571
Total Deposits	4,420,076	4,075,894

Short-term borrowings:
Securities sold under agreements to repurchase	279,866	211,255
Long-term debt	—	4,056
Net deferred tax liability	1,601	—
Other liabilities	118,386	69,568
Total Liabilities	4,819,929	4,360,773
Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2020 and December 31, 2019, less 3,199,421 and 2,744,109 shares in treasury, respectively	47,619	47,619
Capital surplus	170,526	170,309
Retained earnings	576,901	539,253
Cost of common stock in treasury	(134,177)	(105,038)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	36,760	12,110
Underfunded pension liability	(6,270)	(6,270)
Total Accumulated Other Comprehensive Income	30,490	5,840
Total Shareholders’ Equity	691,359	657,983
Total Liabilities and Shareholders’ Equity	$5,511,288	$5,018,756
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Interest and fees on loans	$35,761	$42,944	$114,813	$128,397
Interest and dividends on investment securities:
Taxable	6,266	6,044	17,855	17,465
Tax-exempt	1,132	722	2,659	2,257
Interest on deposits in depository institutions	72	271	432	1,034
Total Interest Income	43,231	49,981	135,759	149,153

Interest Expense
Interest on deposits	5,123	8,585	18,324	24,768
Interest on short-term borrowings	131	814	873	2,729
Interest on long-term debt	—	45	100	140
Total Interest Expense	5,254	9,444	19,297	27,637
Net Interest Income	37,977	40,537	116,462	121,516
Provision for (recovery of) credit losses	1,026	274	10,248	(1,175)
Net Interest Income After Provision for (Recovery of) Credit Losses	36,951	40,263	106,214	122,691

Non-Interest Income
(Losses) gains on sale of investment securities, net	—	(40)	56	69
Unrealized gains (losses) recognized on equity securities still held	461	(214)	(1,698)	(27)
Service charges	6,295	8,183	18,962	23,281
Bankcard revenue	6,065	5,440	17,068	15,931
Trust and investment management fee income	1,844	1,802	5,574	5,144
Bank owned life insurance	1,088	762	3,611	2,910
Sale of VISA shares	—	—	17,837	—
Other income	1,232	765	3,550	3,139
Total Non-Interest Income	16,985	16,698	64,960	50,447

Non-Interest Expense
Salaries and employee benefits	15,361	15,210	46,085	46,220
Occupancy related expense	2,428	2,725	7,318	8,055
Equipment and software related expense	2,607	2,248	7,540	6,662
FDIC insurance expense	355	—	522	639
Advertising	462	861	2,238	2,650
Bankcard expenses	1,517	1,554	4,450	4,270
Postage, delivery, and statement mailings	513	659	1,721	1,828
Office supplies	396	382	1,143	1,167
Legal and professional fees	548	539	1,738	1,665
Telecommunications	547	569	1,589	1,892
Repossessed asset losses (gains), net of expenses	39	(59)	313	410
Merger related costs	—	—	—	797
Other expenses	3,939	3,709	11,992	12,326
Total Non-Interest Expense	28,712	28,397	86,649	88,581
Income Before Income Taxes	25,224	28,564	84,525	84,557
Income tax expense	5,098	6,193	17,151	17,816
Net Income Available to Common Shareholders	$20,126	$22,371	$67,374	$66,741

Average shares outstanding, basic	15,950	16,271	16,065	16,350
Effect of dilutive securities	20	18	19	18
Average shares outstanding, diluted	15,970	16,289	16,084	16,368

Basic earnings per common share	$1.25	$1.36	$4.15	$4.05
Diluted earnings per common share	$1.25	$1.36	$4.15	$4.04

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income available to common shareholders	$20,126	$22,371	$67,374	$66,741

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(703)	8,199	30,662	33,870
Reclassification adjustment for gains (losses)	—	40	(56)	(69)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	1,562	—
Other comprehensive income before income taxes	(703)	8,239	32,168	33,801
Tax effect	164	(1,932)	(7,518)	(7,924)
Other comprehensive income, net of tax	(539)	6,307	24,650	25,877

Comprehensive Income, Net of Tax	$19,587	$28,678	$92,024	$92,618

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2020 and 2019
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 30, 2019	$47,619	$169,374	$512,911	$(98,084)	$5,088	$636,908
Net income	—	—	22,371	—	—	22,371
Other comprehensive income	—	—	—	—	6,307	6,307
Cash dividends declared ($0.57 per share)	—	—	(9,349)	—	—	(9,349)
Stock-based compensation expense	—	527	—	—	—	527
Exercise of 3,581 stock options	—	(107)	—	268	—	161
Purchase of 98,724 treasury shares	—	—	—	(7,322)	—	(7,322)
Balance at September 30, 2019	$47,619	$169,794	$525,933	$(105,138)	$11,395	$649,603

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2020	$47,619	$169,881	$565,804	$(120,583)	$31,029	$693,750
Net income	—	—	20,126	—	—	20,126
Other comprehensive income (loss)	—	—	—	—	(539)	(539)
Cash dividends declared ($0.57 per share)	—	—	(9,029)	—	—	(9,029)
Stock-based compensation expense	—	753	—	—	—	753
Restricted awards granted	—	(93)	—	93	—	—
Exercise of 755 stock options	—	(15)	—	49	—	34
Purchase of 230,861 treasury shares	—	—	—	(13,736)	—	(13,736)
Balance at September 30, 2020	$47,619	$170,526	$576,901	$(134,177)	$30,490	$691,359

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2020 and 2019
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	66,741	—	—	66,741
Other comprehensive income	—	—	—	—	25,877	25,877
Cash dividends declared ($1.63 per share)	—	—	(26,775)	—	—	(26,775)
Stock-based compensation expense	—	1,901	—	—	—	1,901
Restricted awards granted	—	(1,557)	—	1,557	—	—
Exercise of 11,721 stock options	—	(105)	—	631	—	526
Purchase of 260,674 treasury shares	—	—	—	(19,431)	—	(19,431)
Balance at September 30, 2019	$47,619	$169,794	$525,933	$(105,138)	$11,395	$649,603

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Adoption of ASU 2016-13	—	—	(2,335)	—	—	(2,335)
Net income	—	—	67,374	—	—	67,374
Other comprehensive income	—	—	—	—	24,650	24,650
Cash dividends declared ($1.71 per share)	—	—	(27,391)	—	—	(27,391)
Stock-based compensation expense	—	2,455	—	—	—	2,455
Restricted awards granted	—	(2,126)	—	2,126	—	—
Exercise of 4,921 stock options	—	(112)	—	335	—	223
Purchase of 491,998 treasury shares	—	—	—	(31,600)	—	(31,600)
Balance at September 30, 2020	$47,619	$170,526	$576,901	$(134,177)	$30,490	$691,359

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2020	2019
Net income	$67,374	$66,741
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) and amortization, net	2,911	521
Provision for (recovery of) credit losses	10,248	(1,175)
Depreciation of premises and equipment	4,285	3,736
Deferred income tax expense	1,035	2,906
Net periodic employee benefit cost	542	579
Unrealized and realized investment securities losses (gains), net	1,642	(42)
Stock-compensation expense	2,455	1,901
Excess tax benefit from stock-compensation expense	(160)	(461)
Increase in value of bank-owned life insurance	(3,611)	(2,910)
Loans held for sale
Loans originated for sale	(19,345)	(14,229)
Proceeds from the sale of loans originated for sale	19,790	15,192
Gain on sale of loans	(277)	(421)
Payments for other operating activities	(450)	—
Change in accrued interest receivable	(5,058)	(505)
Change in other assets	(14,550)	(1,585)
Change in other liabilities	13,398	6,106
Net Cash Provided by Operating Activities	80,229	76,354

Net (increase) decrease in loans	(45,316)	5,332
Securities available-for-sale
Purchases	(393,932)	(170,396)
Proceeds from sales	28,548	70,241
Proceeds from maturities and calls	96,021	55,237
Securities held-to-maturity
Proceeds from maturities and calls	—	9,554
Other investments
Purchases	(2,173)	(10,366)
Proceeds from sales	2,386	12,555
Purchases of premises and equipment	(4,351)	(3,515)
Proceeds from bank-owned life insurance policies	1,940	2,211
Sale of Virginia Beach branch, net	—	(24,661)
Other investing activities	(233)	(4,522)
Net Cash Used in Investing Activities	(317,110)	(58,330)

Net increase in non-interest-bearing deposits	256,223	17,188
Net increase in interest-bearing deposits	88,425	63,099
Net increase (decrease) in short-term borrowings	68,611	(59,289)
Repayment of long-term debt	(4,124)	—
Purchases of treasury stock	(31,600)	(19,431)
Proceeds from exercise of stock options	223	526
Dividends paid	(27,651)	(26,257)
Other financing activities	(652)	(657)
Net Cash Provided by (Used in) Financing Activities	349,455	(24,821)
Increase (Decrease) in Cash and Cash Equivalents	112,574	(6,797)
Cash and cash equivalents at beginning of period	140,144	122,991
Cash and Cash Equivalents at End of Period	$252,718	$116,194

Supplemental Cash Flow Information:
Cash paid for interest	$20,491	$27,884
Cash paid for income taxes	21,975	12,500

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2020. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index will be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. Management has reviewed the loan portfolio and taken the appropriate steps to prepare for the change from LIBOR to SOFR.

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

Note C – Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$—	$—	$—	$—	$500	$2	$—	$502
Obligations of states and
political subdivisions	255,677	8,369	744	263,302	112,393	4,800	6	117,187
Mortgage-backed securities:
U.S. government agencies	804,912	38,459	138	843,233	631,637	12,292	1,825	642,104
Private label	10,375	1,002	—	11,377	10,896	589	—	11,485
Trust preferred securities	4,554	—	662	3,892	4,781	27	347	4,461
Corporate securities	31,515	1,859	20	33,354	31,669	500	43	32,126
Total Debt Securities	1,107,033	49,689	1,564	1,155,158	791,876	18,210	2,221	807,865
Certificates of deposit held for investment	2,241	—	—	2,241	2,241	—	—	2,241
Total Securities Available-for-Sale	$1,109,274	$49,689	$1,564	$1,157,399	$794,117	$18,210	$2,221	$810,106

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598
Total Securities Held-to-Maturity	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598

Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments will be recorded through Other Comprehensive Income.

The Company's other investment securities include marketable and non-marketable equity securities. At September 30, 2020 and December 31, 2019, the Company held $10.9 million and $12.6 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (4%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2020 and December 31, 2019, the Company held $15.6 million and $15.9 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At September 30, 2020 and December 31, 2019 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2020 and December 31, 2019.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$55,480	$744	$—	$—	$55,480	$744
Mortgage-backed securities:
U.S. Government agencies	62,156	138	36	—	62,192	138
Trust preferred securities	—	—	3,892	662	3,892	662
Corporate securities	469	20	—	—	469	20
Total available-for-sale	$118,105	$902	$3,928	$662	$122,033	$1,564

	December 31, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$230	$—	$1,439	$6	$1,669	$6
Mortgage-backed securities:
U.S. Government agencies	123,289	1,247	34,746	578	158,035	1,825
Trust preferred securities	4,200	347	—	—	4,200	347
Corporate securities	11,248	43	—	—	11,248	43
Total available-for-sale	$138,967	$1,637	$36,185	$584	$175,152	$2,221

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2019.

The Company incurred no credit-related investment impairment losses in either the nine months ended September 30, 2020 or September 30, 2019.

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

As of September 30, 2020, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2020, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities.

The amortized cost and estimated fair value of debt securities at September 30, 2020, by contractual maturity, are shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,261	$2,270
Due after one year through five years	16,269	16,817
Due after five years through ten years	288,225	305,691
Due after ten years	800,278	830,380
Total	$1,107,033	$1,155,158

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross realized gains on securities sold	$—	$116	$133	$226
Gross realized losses on securities sold	—	(156)	(77)	(157)
Net investment security (losses) gains	$—	$(40)	$56	$69

Gross unrealized gains recognized on equity securities still held	$461	$14	$170	$255
Gross unrealized losses recognized on equity securities still held	—	(228)	(1,868)	(282)
Net unrealized gains (losses) recognized on equity securities still held	$461	$(214)	$(1,698)	$(27)

During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company's balance sheet was $0, as the Company had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $618 million and $519 million at September 30, 2020 and December 31, 2019, respectively.

Note D –Loans

The following summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2020	December 31, 2019
Commercial and industrial	383,980	308,015

1-4 Family	114,071	N/R
Hotels	295,989	N/R
Multi-family	214,394	N/R
Non Residential Non-Owner Occupied	628,814	N/R
Non Residential Owner Occupied	211,433	N/R
Commercial real estate	1,464,701	1,459,737

Residential real estate	1,621,265	1,640,396
Home equity	140,135	148,928
Consumer	50,541	54,263
DDA overdrafts	3,344	4,760
Gross loans	3,663,966	3,616,099
Allowance for credit losses	(24,867)	(11,589)
Net loans	$3,639,099	$3,604,510

Construction loans included in:
Residential real estate	$28,947	$29,033
Commercial real estate	42,449	64,049
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

The Company originated loans to its customers under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness, are fully guaranteed by the SBA. As of September 30, 2020, the Company has funded approximately $90 million of SBA-approved PPP loans to over 1,500 customers. Under the terms of the program, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans less than $350,000; 3% for loans greater than $350,000 but less than $2.0 million; and 1% for loans greater than $2.0 million). The Company expects to recognize approximately $3.0 million in PPP loan related processing fees, net of associated expenses, over the term of these loans.

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three and nine months ended September 30, 2020 and 2019 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2020
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(834)	(497)	(1,111)	(332)	(165)	(1,716)	(4,655)
Recoveries	17	375	127	89	183	1,134	1,925
Provision for credit losses	802	5,265	3,677	323	77	104	10,248
Ending balance	$3,759	$11,003	$8,280	$669	$260	$896	$24,867

Nine months ended September 30, 2019
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	(68)	(394)	(922)	(160)	(478)	(1,985)	(4,007)
Recoveries	183	614	282	—	211	1,112	2,402
(Recovery of) Provision for credit losses	(1,471)	(1,619)	162	85	591	1,077	(1,175)
Ending balance	$2,704	$3,096	$3,638	$1,193	$643	$1,912	$13,186

Three months ended September 30, 2020
Beginning balance	$6,266	$10,090	$7,323	$647	$120	$753	25,199
Charge-offs	(757)	(75)	(252)	(126)	(74)	(554)	(1,838)
Recoveries	3	44	24	33	42	334	480
(Recovery of) Provision for credit losses	(1,753)	944	1,185	115	172	363	1,026
Ending balance	$3,759	$11,003	$8,280	$669	$260	$896	$24,867

Three months ended September 30, 2019
Beginning balance	$2,796	$3,469	$3,959	$1,211	$509	$1,851	$13,795
Charge-offs	(17)	(216)	(291)	(43)	(182)	(772)	(1,521)
Recoveries	43	7	157	—	68	363	638
(Recovery of) Provision for credit losses	(118)	(164)	(187)	25	248	470	274
Ending balance	$2,704	$3,096	$3,638	$1,193	$643	$1,912	$13,186

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The provision for credit losses recorded during the nine months ended September 30, 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company's provision for credit losses.

Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance. Due to the nature of commercial lending, evaluation of the appropriateness of the allowance as it relates to these types of loans is often based more upon specific credit reviews, with consideration given to the potential impairment of certain credits and historical loss rates, adjusted for economic conditions and other inherent risk factors.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2020 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$216	$512	$221

1-4 Family	—	2,242	—
Hotels	—	2,842	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	105	—
Non Residential Owner Occupied	2,540	750	—
Commercial Real Estate	2,540	5,939	—

Residential Real Estate	—	3,983	124
Home Equity	—	74	—
Consumer	—	—	—
Total	$2,756	$10,508	$345

The following table presents the Company's loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2019 (in thousands):

		Loans Past Due
		Over 90 Days
	Non-accrual	Still Accruing
Commercial and industrial	$1,182	$184
Commercial real estate	6,384	—
Residential real estate	3,393	83
Home equity	531	—
Consumer	—	—
Total	$11,490	$267

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the three months ended September 30, 2020 and 2019 and less than $0.1 million for each of the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the amortized cost basis of individually evaluated impaired collateral-dependent loans as of September 30, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	Secured by
	Real Estate	Equipment
Commercial and industrial	$216	$—

1-4 Family	—	—
Hotels	2,729	—
Multi-family	—	—
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	2,540	—
Commercial real estate	5,269	—
Total	$5,485	$—

The following table presents the Company’s impaired loans, by class (in thousands) as of December 31, 2019. The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off. There were no significant individually evaluated impaired residential, home equity, or consumer loans.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$501	$501	$—
Commercial real estate	3,546	3,572	—
Total	$4,047	$4,073	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate	2,644	2,644	87
Total	$2,644	$2,644	$87

The following table presents information related to the average recorded investment and interest income recognized on the Company’s impaired loans, by class (in thousands), for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$503	—	$570	$—
Commercial real estate	3,540	3	4,558	41
Total	$4,043	$3	$5,128	$41

With an allowance recorded:
Commercial and industrial	$100	$—	$—	$—
Commercial real estate	5,648	30	4,800	136
Total	$5,748	$30	$4,800	$136

     The Company would have recognized less than $0.2 million of interest income during each of the three months ended September 30, 2020 and 2019 and less than $0.3 million during each of the nine months ended September 30, 2020 and 2019 if such loans had been current in accordance with their original terms.

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

The following table presents the aging of the amortized cost basis in past-due loans as of September 30, 2020 by class of loan (in thousands):

	30-59	60-89	90+	Total	Current	Total
	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial and industrial	$451	$20	$221	$692	$383,288	$383,980

1-4 Family	354	—	—	354	113,717	114,071
Hotels	—	—	—	—	295,989	295,989
Multi-family	—	—	—	—	214,394	214,394
Non Residential Non-Owner Occupied	—	148	—	148	628,666	628,814
Non Residential Owner Occupied	100	—	—	100	211,333	211,433
Commercial real estate	454	148	—	602	1,464,099	1,464,701

Residential real estate	4,370	658	124	5,152	1,616,113	1,621,265
Home Equity	451	24	—	475	139,660	140,135
Consumer	106	15	—	121	50,420	50,541
Overdrafts	375	4	—	379	2,965	3,344
Total	$6,207	$869	$345	$7,421	$3,656,545	$3,663,966

The following presents an aging analysis of the Company's past-due loans, by class, as of December 31, 2019 (in thousands):

	30-59	60-89	90+	Total	Current	Total
	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial and industrial	$243	$31	$184	$458	$307,557	$308,015
Commercial real estate	1,514	66	—	1,580	1,458,157	1,459,737
Residential real estate	5,758	1,643	83	7,484	1,632,912	1,640,396
Home equity	840	116	—	956	147,972	148,928
Consumer	156	32	—	188	54,075	54,263
Overdrafts	644	86	—	730	4,030	4,760
Total	$9,155	$1,974	$267	$11,396	$3,604,703	$3,616,099

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

The following tables set forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	September 30, 2020	December 31, 2019
Commercial and industrial	$—	$—

1-4 Family	123	N/R
Hotels	2,634	N/R
Multi-family	1,903	N/R
Non Residential Non-Owner Occupied	—	N/R
Non Residential Owner Occupied	234	N/R
Commercial real estate	4,894	4,973

Residential real estate	20,398	21,029
Home equity	2,100	3,628
Consumer	260	—
Total	$27,652	$29,630
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company has allocated $1.6 million and $0.8 million of the allowance for credit losses for these loans as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company has committed to lend an additional $0.4 million in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	September 30, 2020			September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	N/R	N/R	N/R
Hotels	—	—	—	N/R	N/R	N/R
Multi-family	—	—	—	N/R	N/R	N/R
Non Owner Non-Owner Occupied	—	—	—	N/R	N/R	N/R
Non Owner Owner Occupied	—	—	—	N/R	N/R	N/R
Commercial real estate	—	—	—	—	—	—

Residential real estate	11	767	767	29	2,076	2,076
Home equity	—	—	—	8	213	213
Consumer	—	—	—	—	—	—
Total	11	$767	$767	37	$2,289	$2,289
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the nine months ended of September 30, 2020 and 2019 and resulted in charge-offs of less than $0.2 million during those same time periods.

The Company had one TDR that subsequently defaulted in 2019. The loan balance was approximately $3.0 million and the subsequent default resulted in a charge-off of $0.7 million and the remaining balance was transferred to OREO during 2019. The Company has had no TDRs that subsequently defaulted in 2020.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

During the nine months ended September 30, 2020, the Company granted deferrals of approximately $135 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2020, approximately $15 million of these loans were still deferring, while approximately $120 million have resumed making their normal loan payment. As of September 30, 2020, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

During the nine months ended September 30, 2020, the Company granted deferrals of approximately $455 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of September 30, 2020, approximately $180 million of these loans were still deferring (including $160 million for hotel and lodging related loans), while approximately $275 million have resumed making their normal loan payment.

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

Risk Rating	Description
Pass ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/Watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special Mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$104,483	$71,222	$61,613	$32,056	$17,912	$10,944	$76,538	$374,768
Special mention	83	43	14	60	—	437	414	1,051
Substandard	158	1,584	1,075	760	323	2,177	2,084	8,161
Total	$104,724	$72,849	$62,702	$32,876	$18,235	$13,558	$79,036	$383,980

Commercial real estate -
Total
Pass	$229,396	$314,931	$183,421	$149,838	$161,976	$304,069	$27,339	$1,370,970
Special mention	396	5,287	1,209	156	185	3,643	—	10,876
Substandard	1,171	22,495	4,559	13,388	9,695	31,226	321	82,855
Total	$230,963	$342,713	$189,189	$163,382	$171,856	$338,938	$27,660	$1,464,701

Commercial real estate -
1-4 Family
Pass	$17,131	$19,426	$9,164	$7,563	$6,859	$35,406	$10,526	$106,075
Special mention	171	—	—	24	162	957	—	1,314
Substandard	120	363	—	943	105	5,151	—	6,682
Total	$17,422	$19,789	$9,164	$8,530	$7,126	$41,514	$10,526	$114,071

Commercial real estate -
Hotels
Pass	$23,983	$95,401	$26,376	$39,848	$21,521	$44,727	$—	$251,856
Substandard	344	15,412	—	9,622	4,502	14,253	—	44,133
Total	$24,327	$110,813	$26,376	$49,470	$26,023	$58,980	$—	$295,989

Commercial real estate -
Multi-family
Pass	$69,894	$56,692	$2,815	$21,086	$32,657	$27,559	$1,153	$211,856
Special mention	—	1,903	556	—	—	—	—	2,459
Substandard	—	—	—	—	—	79	—	79
Total	$69,894	$58,595	$3,371	$21,086	$32,657	$27,638	$1,153	$214,394

Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$100,384	$115,117	$118,026	$55,387	$80,109	$142,361	$10,399	$621,783
Special mention	17	511	597	43	—	149	—	1,317
Substandard	590	1,386	1,166	65	1,204	1,143	160	5,714
Total	$100,991	$117,014	$119,789	$55,495	$81,313	$143,653	$10,559	$628,814

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$18,004	$28,295	$27,040	$25,954	$20,830	$54,016	$5,261	$179,400
Special mention	208	2,873	56	89	23	2,537	—	5,786
Substandard	117	5,334	3,393	2,758	3,884	10,600	161	26,247
Total	$18,329	$36,502	$30,489	$28,801	$24,737	$67,153	$5,422	$211,433

Residential real estate
Performing	$323,949	$257,334	$197,654	$147,323	$114,310	$458,828	$117,884	$1,617,282
Non-performing	—	201	44	122	146	1,544	1,926	3,983
Total	$323,949	$257,535	$197,698	$147,445	$114,456	$460,372	$119,810	$1,621,265

Home equity
Performing	$7,765	$6,757	$6,363	$2,373	$1,828	$11,233	$103,742	$140,061
Non-performing	—	—	—	—	—	—	74	74
Total	$7,765	$6,757	$6,363	$2,373	$1,828	$11,233	$103,816	$140,135

Consumer
Performing	$13,561	$16,784	$10,371	$3,805	$2,055	$2,106	$1,859	$50,541
Non-performing	—	—	—	—	—	—	—	—
Total	$13,561	$16,784	$10,371	$3,805	$2,055	$2,106	$1,859	$50,541

The following table presents the Company’s commercial loans by credit quality indicators, by portfolio loan classification (in thousands), as of December 31, 2019:

	Commercial and Industrial	Commercial Real Estate	Total
Pass	$276,847	$1,408,644	$1,685,491
Special mention	2,472	13,838	16,310
Substandard	28,696	37,255	65,951
Total	$308,015	$1,459,737	$1,767,752

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands), as of December 31, 2019:

	Performing	Non-Performing	Total
Residential real estate	$1,636,920	$3,476	$1,640,396
Home equity	148,397	531	148,928
Consumer	54,263	—	54,263
Total	$1,839,580	$4,007	$1,843,587

Note F –Derivative Instruments

As of September 30, 2020 and December 31, 2019, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$651,096	$62,404	$377,534	$16,094
Loan interest rate swap - liabilities	4,272	283	189,803	3,214

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	4,272	283	189,803	3,214
Loan interest rate swap - liabilities	655,743	62,602	382,566	16,133

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(4,615)	$6,824	$37,103	$9,073
Other expense (income) - derivative liabilities	4,615	(6,824)	(37,103)	(9,073)
Other (income) expense - derivative liabilities	(20)	38	163	192

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a market value of $70.9 million as of September 30, 2020.

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

Subsequent to quarter-end, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million.

Note G –Employee Benefit Plans

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	Nine months ended September 30,
	2020		2019
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	46,251	$52.74	57,972	$51.15
Exercised	(4,921)	45.17	(11,721)	44.87
Outstanding at September 30	41,330	$53.64	46,251	$52.74

Exerciseable at September 30	21,459	$50.45	8,063	$44.48

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	Nine months ended September 30,
	2020	2019
Proceeds from stock option exercises	$223	$526
Intrinsic value of stock options exercised	93	368

Stock-based compensation expense associated with stock options	$47	$92

At period-end:	September 30, 2020
Unrecognized stock-based compensation expense associated with stock options	$37
Weighted average period (in years) in which the above amount is expected to be
recognized	1.0

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2020 and 2019, all shares issued in connection with stock option exercises were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2020, the criteria were probable of being met.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2020, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2020		2019
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	148,083	$62.62	152,692	$51.85
Granted	38,603	67.15	31,006	79.86
Vested	(29,775)	47.72	(45,007)	39.81
Outstanding at September 30	156,911	$66.56	138,691	$61.98

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense associated with restricted shares	$708	$499	$2,018	$1,434

At period-end:			September 30, 2020
Unrecognized stock-based compensation expense associated with restricted shares			$5,592
Weighted average period (in years) in which the above amount is expected to be recognized			3.1

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2020 and 2019, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Components of net periodic cost:
Interest cost	$112	$242	$336	$522
Expected return on plan assets	(203)	(370)	(611)	(798)
Net amortization and deferral	272	396	817	855
Net Periodic Pension Cost	$181	$268	$542	$579

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2020	December 31, 2019
Commitments to extend credit:
Home equity lines	$216,420	$214,715
Commercial real estate	53,911	56,941
Other commitments	252,200	213,904
Standby letters of credit	5,477	6,748
Commercial letters of credit	771	1,249

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

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2020
Beginning Balance	$(6,270)	$37,299	$31,029	$(6,270)	$12,110	$5,840

Other comprehensive (loss) income before reclassifications	—	(539)	(539)	—	23,497	23,497
Amounts reclassified from other comprehensive income	—	—	—	—	(44)	(44)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	—	—	1,197	1,197
	—	(539)	(539)	—	24,650	24,650

Ending Balance	$(6,270)	$36,760	$30,490	$(6,270)	$36,760	$30,490

2019
Beginning Balance	$(5,871)	$10,959	$5,088	$(5,871)	$(8,611)	$(14,482)

Other comprehensive income before reclassifications	—	6,277	6,277	—	25,931	25,931
Amounts reclassified from other comprehensive income	—	30	30	—	(54)	(54)
	—	6,307	6,307	—	25,877	25,877

Ending Balance	$(5,871)	$17,266	$11,395	$(5,871)	$17,266	$11,395

	Amounts reclassified from Other Comprehensive Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2020	2019	2020	2019	of Income

Securities available-for-sale:
Net securities (losses) gains reclassified into earnings	$—	$(40)	$56	$69	(Losses) gains on sale of investment securities, net
Related income tax expense (benefit)	—	10	(12)	(15)	Income tax expense
Net effect on accumulated other comprehensive income	$—	$(30)	$44	$54

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income available to common shareholders	$20,126	$22,371	$67,374	$66,741
Less: earnings allocated to participating securities	(198)	(192)	(658)	(567)
Net earnings allocated to common shareholders	$19,928	$22,179	$66,716	$66,174

Distributed earnings allocated to common stock	$8,944	$9,213	$26,832	$26,346
Undistributed earnings allocated to common stock	10,984	12,966	39,884	39,828
Net earnings allocated to common shareholders	$19,928	$22,179	$66,716	$66,174

Average shares outstanding	15,950	16,271	16,065	16,350
Effect of dilutive securities:
Employee stock awards	20	18	19	18
Shares for diluted earnings per share	15,970	16,289	16,084	16,368

Basic earnings per share	$1.25	$1.36	$4.15	$4.05
Diluted earnings per share	$1.25	$1.36	$4.15	$4.04

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2020.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2020
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$263,302	$—	$263,302	$—
Mortgage-backed securities:
U.S. Government agencies	843,233	—	843,233	—
Private label	11,377	—	6,126	5,251
Trust preferred securities	3,892	—	3,892	—
Corporate securities	33,354	—	29,331	4,023
Marketable equity securities	10,936	5,955	4,981	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	62,687	—	62,687	—
Financial Liabilities
Derivative liabilities	63,020	—	63,020	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$10,612	$—	$—	$10,612	$(1,172)
Non-Financial Assets
Other real estate owned	2,080	—	—	2,080	(267)

December 31, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$502	$—	$502	$—
Obligations of states and political subdivisions	117,187	—	117,187	—
Mortgage-backed securities:
U.S. Government agencies	642,104	—	642,104	—
Private label	11,485	—	5,841	5,644
Trust preferred securities	4,461	—	4,461	—
Corporate securities	32,126	—	28,064	4,062
Marketable equity securities	12,634	7,787	4,847	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	19,310	—	19,310	—
Financial Liabilities
Derivative liabilities	19,380	—	19,380	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$8,925	$—	$—	$8,925	$(87)
Non-Financial Assets
Other real estate owned	4,670	—	—	4,670	(470)
Other assets	100	—	—	100	(297)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2020 and 2019, collateral discounts ranged from 15% to 30%. During the nine months ended September 30, 2020 and 2019, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Cash and cash equivalents	$252,718	$252,718	$252,718	$—	$—
Securities available-for-sale	1,157,399	1,157,399	—	1,148,125	9,274
Marketable equity securities	10,936	10,936	5,955	4,981	—
Net loans	3,639,099	3,626,632	—	—	3,626,632
Accrued interest receivable	16,627	16,627	16,627	—	—
Derivative assets	62,687	62,687	—	62,687	—

Liabilities:
Deposits	4,420,076	4,439,585	3,119,785	1,319,800	—
Short-term debt	279,866	279,866	—	279,866	—
Accrued interest payable	2,047	2,047	2,047	—	—
Derivative liabilities	63,020	63,020	—	63,020	—

December 31, 2019
Assets:
Cash and cash equivalents	$140,144	$140,144	$140,144	$—	$—
Securities available-for-sale	810,106	810,106	—	800,400	9,706
Securities held-to-maturity	49,036	50,598	—	50,598	—
Marketable equity securities	12,634	12,634	7,787	4,847	—
Net loans	3,604,510	3,574,435	—	—	3,574,435
Accrued interest receivable	11,569	11,569	11,569	—	—
Derivative assets	19,310	19,310	—	19,310	—

Liabilities:
Deposits	4,075,894	4,094,493	2,711,323	1,383,170	—
Short-term debt	211,255	211,255	—	211,255	—
Long-term debt	4,056	4,124	—	4,124	—
Accrued interest payable	2,849	2,849	2,849	—	—
Derivative liabilities	19,380	19,380	—	19,380	—

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
•Provided extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days past due at March 19, 2020. During the nine months ended September 30, 2020, the Company granted deferrals of approximately $135 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2020, approximately $15 million of these loans were still deferring, while approximately $120 million have resumed making their normal loan payment. During the nine months ended September 30, 2020, the Company granted deferrals of approximately $455 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of September 30, 2020, approximately $180 million of these loans were still deferring (including $160 million for hotel and lodging related loans), while approximately $275 million have resumed making their normal loan payment;
•We have chosen to participate in the CARES Act Paycheck Protection Program ("PPP") that will provide government guaranteed and forgivable loans to our customers. As of September 30, 2020, the Company has funded approximately $90 million of SBA-approved PPP loans to over 1,500 customers.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 and forward and by various state taxing authorities for the years ended December 31, 2016 and forward.

Financial Summary

Nine months ended September 30, 2020 vs. 2019

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2020	2019

Net income available to common shareholders (in thousands)	$67,374	$66,741
Earnings per common share, basic	$4.15	$4.05
Earnings per common share, diluted	$4.15	$4.04
Dividend payout ratio	41.2%	40.3%
ROA*	1.68%	1.81%
ROE*	12.9%	14.1%
ROATCE*	15.6%	17.5%
Average equity to average assets ratio	13.0%	12.8%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2020 decreased $5.1 million compared to the nine months ended September 30, 2019 (see Net Interest Income). The Company recorded a provision for credit losses of $10.2 million for the nine months ended September 30, 2020 compared to a recovery of credit losses of $1.2 million for the nine months ended September 30, 2019 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $14.5 million and non-interest expense decreased $1.9 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019.

Financial Summary

Three months ended September 30, 2020 vs. 2019

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2020	2019

Net income available to common shareholders (in thousands)	$20,126	$22,371
Earnings per common share, basic	$1.25	$1.36
Earnings per common share, diluted	$1.25	$1.36
Dividend payout ratio	45.7%	41.9%
ROA*	1.46%	1.81%
ROE*	11.5%	13.8%
ROATCE*	13.8%	17.0%
Average equity to average assets ratio	12.7%	13.1%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended September 30, 2020 decreased $2.6 million compared to the three months ended September 30, 2019 (see Net Interest Income). The Company recorded a provision for credit losses of $1.0 million for the three months ended September 30, 2020 compared to a provision for credit losses of $0.3 million for the three months ended September 30, 2019 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.3 million and non-interest expense increased $0.3 million for the three months ended September 30, 2020 from the three months ended September 30, 2019.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2019 are summarized in the following table (in millions):

	September 30,	December 31,
	2020	2019	$ Change	% Change

Cash and cash equivalents	$252.7	$140.1	$112.6	80.4%
Investment securities	1,183.9	887.6	296.3	33.4%
Gross loans	3,664.0	3,616.1	47.9	1.3%
Net deferred tax (liability)/asset	(1.6)	6.7	(8.3)	(123.9)%
Other assets	105.4	55.8	49.6	88.9%

Total deposits	4,420.1	4,075.9	344.2	8.4%
Customer repurchase agreements	279.9	211.3	68.6	32.5%
Other liabilities	118.4	69.6	48.8	70.1%

Cash and cash equivalents increased $113 million from December 31, 2019 to $253 million at September 30, 2020, due to the increase in deposit balances and weak loan demand environment.

Investment securities increased $296 million (33.4%) from December 31, 2019 to $1.2 billion at September 30, 2020, due to the increase in deposit balances and weak loan demand environment.

Gross loans increased $48 million (1.3%) from December 31, 2019 to $3.66 billion at September 30, 2020. As a result of the Company's participation in the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA"), commercial and industrial loans increased approximately $90 million. Excluding these loans, total loans decreased $41 million, (1.1%), from December 31, 2019 to $3.58 billion at September 30, 2020. Residential real estate loans decreased $19 million (1.2%), commercial and industrial loans decreased $13 million (4.1%) (excluding PPP loans), home equity loans decreased $9 million (5.9%) and consumer loans decreased $4 million (6.9)%. These decreases were partially offset by an increase in commercial real estate loans of $5 million (0.3%).

The Company’s net deferred tax position decreased $8.3 million, from a deferred tax asset of $6.7 million at December 31, 2019 to a deferred tax liability of $1.6 million at September 30, 2020, primarily as a result of an increase in the valuation of the Company's investment portfolio.

Other assets increased $50 million to $105 million and other liabilities increased $49 million to $118 million, respectively, at September 30, 2020, primarily as a result of market value changes in the Company's interest rate swap derivatives.

Total deposits increased $344 million from December 31, 2019 to $4.42 billion at September 30, 2020. This increase was largely attributable to the infusion of government transfer payments for unemployment insurance, stimulus checks received by the Company's customers from the CARES Act (approximately $90 million), proceeds from PPP loans, and decreased spending by customers due to COVID-19.

Customer repurchase agreements increased $69 million to $280 million at September 30, 2020, due to proceeds from PPP loans and due to the liquidity needs of the Company's customers, specifically customers leaving monies in these deposit accounts due to the security of these deposits.

Net Interest Income

Nine months ended September 30, 2020 vs. 2019

The Company’s tax equivalent net interest income decreased $5.0 million, or (4.1)%, from $122.1 million for the nine months ended September 30, 2019 to $117.2 million for the nine months ended September 30, 2020. Excluding the impact of accretion from fair value adjustments, net interest income decreased $5.5 million for the nine months ended September 30, 2020. Lower loan yields (64 basis points) and lower investment yields (36 basis points) decreased net interest income by $17.6 million and $2.8 million, respectively. These decreases were partially offset by a decrease in rates paid on interest-bearing liabilities (35 basis points) and increases in investment balances ($151 million) and average loan balances ($90 million), which increased net interest income by $8.7 million, $3.7 million and $3.2 million, respectively. The Company’s reported net interest margin decreased from 3.64% for the nine months ended September 30, 2019 to 3.22% for the nine months ended September 30, 2020.
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

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,776,903	$56,827	4.27%	$1,792,013	$61,468	4.59%
Commercial, financial, and agriculture(2)	1,810,165	55,051	4.06	1,704,141	63,796	5.01
Installment loans to individuals(2),(3)	56,535	2,519	5.95	57,263	2,656	6.20
Previously securitized loans(4)	***	415	***	***	477	***
Total loans	3,643,603	114,812	4.21	3,553,417	128,397	4.83
Securities:
Taxable	861,853	17,855	2.77	751,600	17,464	3.11
Tax-exempt(5)	140,075	3,366	3.21	99,555	2,856	3.84
Total securities	1,001,928	21,221	2.83	851,155	20,320	3.19
Deposits in depository institutions	214,912	432	0.27	82,214	1,038	1.69
Total interest-earning assets	4,860,443	136,465	3.75	4,486,786	149,755	4.46
Cash and due from banks	76,936			65,433
Bank premises and equipment	77,910			78,475
Goodwill and intangible assets	119,678			121,780
Other assets	218,695			191,231
Less: allowance for credit losses	(21,984)			(15,000)
Total assets	$5,331,678			$4,928,705

Liabilities
Interest-bearing demand deposits	$898,440	$833	0.12%	$880,763	$2,796	0.42%
Savings deposits	1,045,877	1,366	0.17	968,655	3,461	0.48
Time deposits(2)	1,347,013	16,125	1.60	1,370,934	18,511	1.81
Short-term borrowings	242,173	873	0.48	208,004	2,729	1.75
Long-term debt	1,109	100	12.04	4,053	140	4.62
Total interest-bearing liabilities	3,534,612	19,297	0.73	3,432,409	27,637	1.08
Noninterest-bearing demand deposits	1,004,144			811,411
Other liabilities	98,393			54,356
Stockholders’ equity	694,529			630,529
Total liabilities and stockholders’ equity	$5,331,678			$4,928,705
Net interest income		$117,168			$122,118
Net yield on earning assets			3.22%			3.64%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$881	$711

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2020	2019
	Residential real estate	$477	$165
	Commercial, financial and agriculture	2,141	1,968
	Installment loans to individuals	114	1
	Time deposits	466	527
		$3,198	$2,661

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2020 vs. 2019
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(519)	$(4,122)	$(4,641)
Commercial, financial, and agriculture	3,973	(12,718)	(8,745)
Installment loans to individuals	(34)	(103)	(137)
Previously securitized loans	—	(62)	(62)
Total loans	3,420	(17,005)	(13,585)
Securities:
Taxable	2,564	(2,173)	391
Tax-exempt(1)	1,163	(653)	510
Total securities	3,727	(2,826)	901
Deposits in depository institutions	1,677	(2,283)	(606)
Total interest-earning assets	$8,824	$(22,114)	$(13,290)
Interest-bearing liabilities:
Interest-bearing demand deposits	$56	$(2,019)	$(1,963)
Savings deposits	276	(2,371)	(2,095)
Time deposits	(323)	(2,063)	(2,386)
Short-term borrowings	449	(2,305)	(1,856)
Long-term debt	(102)	62	(40)
Total interest-bearing liabilities	$356	$(8,696)	$(8,340)
Net Interest Income	$8,468	$(13,418)	$(4,950)
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2020 vs. 2019
The Company’s tax equivalent net interest income decreased $2.5 million, or 6.0%, from $40.7 million for the three months ended September 30, 2019 to $38.3 million for the three months ended September 30, 2020. Excluding the impact of accretion from fair value adjustments, net interest income decreased $1.8 million for the three months ended September 30, 2020. Lower loan yields (70 basis points) and lower investment yields (28 basis points) decreased net interest income by $6.5 million and $1.0 million, respectively. These decreases were partially offset by a decrease in rates paid on interest-bearing liabilities (50 basis points) and increases in average loan balances ($117 million), which increased net interest income by $4.3 million and $1.3 million, respectively. In addition, the Company received a $1.0 million prepayment penalty from an investment security that was called during the three months ended September 30, 2020. The Company’s reported net interest margin decreased from 3.59% for the three months ended September 30, 2019 to 3.02% for the three months ended September 30, 2020.
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

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,766,796	$17,899	4.03%	$1,794,068	$20,564	4.55%
Commercial, financial, and agriculture(2)	1,839,939	16,910	3.66	1,692,000	21,293	4.99
Installment loans to individuals(2),(3)	54,834	804	5.83	58,480	928	6.30
Previously securitized loans(4)	***	148	***	***	159	***
Total loans	3,661,569	35,761	3.89	3,544,548	42,944	4.81
Securities:
Taxable	877,623	6,266	2.84	790,207	6,044	3.03
Tax-exempt(5)	204,178	1,433	2.79	96,011	914	3.78
Total securities	1,081,801	7,699	2.83	886,218	6,958	3.11
Deposits in depository institutions	304,498	72	0.09	72,736	271	1.48
Total interest-earning assets	5,047,868	43,532	3.43	4,503,502	50,173	4.42
Cash and due from banks	80,505			67,106
Bank premises and equipment	77,647			78,091
Goodwill and intangible assets	119,267			121,124
Other assets	229,667			188,206
Less: allowance for credit losses	(25,311)			(13,786)
Total assets	$5,529,643			$4,944,243

Liabilities
Interest-bearing demand deposits	$931,152	$187	0.08%	$881,476	$954	0.43%
Savings deposits	1,093,886	303	0.11	978,198	1,159	0.47
Time deposits(2)	1,322,423	4,633	1.39	1,360,409	6,472	1.89
Short-term borrowings	260,518	131	0.20	187,301	814	1.72
Long-term debt	—	—	—	4,054	45	4.40
Total interest-bearing liabilities	3,607,979	5,254	0.58	3,411,438	9,444	1.10
Noninterest-bearing demand deposits	1,114,822			825,029
Other liabilities	104,084			58,857
Shareholders’ equity	702,758			648,919
Total liabilities and shareholders’ equity	$5,529,643			$4,944,243
Net interest income		$38,278			$40,729
Net yield on earning assets			3.02%			3.59%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of loan fees have been included in interest income:

	Loan fees	$156	$96

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2020	2019
	Residential real estate	$132	$50
	Commercial, financial and agriculture	250	1,110
	Installment loans to individuals	38	13
	Time deposits	155	75
		$575	$1,248

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2020 vs. 2019
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(312)	$(2,353)	$(2,665)
Commercial, financial, and agriculture	1,857	(6,240)	(4,383)
Installment loans to individuals	(58)	(66)	(124)
Previously securitized loans	—	(11)	(11)
Total loans	1,487	(8,670)	(7,183)
Securities:
Taxable	667	(445)	222
Tax-exempt(1)	1,027	(508)	519
Total securities	1,694	(953)	741
Deposits in depository institutions	861	(1,060)	(199)
Total interest-earning assets	$4,042	$(10,683)	$(6,641)
Interest-bearing liabilities:
Interest-bearing demand deposits	$54	$(821)	$(767)
Savings deposits	137	(993)	(856)
Time deposits	(180)	(1,659)	(1,839)
Short-term borrowings	317	(1,000)	(683)
Long-term debt	(45)	—	(45)
Total interest-bearing liabilities	$283	$(4,473)	$(4,190)
Net Interest Income	$3,759	$(6,210)	$(2,451)
(1) Computed on a fully federal taxable equivalent using a tax rate of 21%.

Non-GAAP Financial Measures

Management of the Company uses measures in its analysis of the Company's performance other than those in accordance with generally accepted accounting principles in the United States of America ("GAAP"). These measures are useful when evaluating the underlying performance of the Company's operations. The Company's management believes that these non-GAAP measures enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company's management believes that investors may use these non-GAAP financial measures to evaluate the Company's financial performance without the impact of those items that may obscure trends in the Company's performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they comparable to non-GAAP financial measures that may be presented by other companies. The following table reconciles fully taxable equivalent net interest income with net interest income as derived from the Company's financial statements, as well as other non-GAAP measures (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net interest income (GAAP)	$37,977	$40,537	$116,462	$121,516
Taxable equivalent adjustment	301	192	706	602
Net interest income, fully taxable equivalent	$38,278	$40,729	$117,168	$122,118
Less accretion income	(575)	(1,248)	(3,198)	(2,661)
Net interest income excluding accretion income	$37,703	$39,481	$113,970	$119,457

Equity to assets (GAAP)	12.54%	13.10%
Effect of goodwill and other intangibles, net	(1.93)	(2.17)
Tangible common equity to tangible assets	10.61%	10.93%

Return on tangible equity (GAAP)	13.8%	17.0%	15.6%	17.5%
Impact of merger related expenses	—	—	—	0.2
Impact of sale of VISA shares	—	—	(3.1)	—
Return on tangible equity, excluding merger related expenses and sale of VISA shares	13.8%	17.0%	12.5%	17.7%

Return on assets (GAAP)	1.46%	1.81%	1.68%	1.81%
Impact of merger related expenses	—	—	—	0.02
Impact of sale of VISA shares	—	—	(0.33)	—
Return on assets, excluding merger related expenses and sale of VISA shares	1.46%	1.81%	1.35%	1.83%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019
Commercial and industrial	383,980	308,015	296,927

1-4 Family	114,071	N/R	N/R
Hotels	295,989	N/R	N/R
Multi-family	214,394	N/R	N/R
Non Residential Non-Owner Occupied	628,814	N/R	N/R
Non Residential Owner Occupied	211,433	N/R	N/R
Commercial real estate	1,464,701	1,459,737	1,431,983

Residential real estate	1,621,265	1,640,396	1,643,416
Home equity	140,135	148,928	150,808
Consumer	50,541	54,263	54,799
DDA overdrafts	3,344	4,760	4,638
Total loans	$3,663,966	$3,616,099	$3,582,571
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Loan balances increased $47.9 million from December 31, 2019 to September 30, 2020. As a result of the Company’s participation in the PPP loans administered by the SBA, commercial and industrial loans increased approximately $90 million. Excluding PPP loans, total loans decreased $40.6 million, (1.1%), from December 31, 2019 to $3.58 billion at September 30, 2020.

Residential real estate loans decreased $19.1 million from December 31, 2019 to September 30, 2020.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2020, $28.9 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $8.8 million during the first nine months of 2020.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $76.0 million from December 31, 2019 to September 30, 2020, largely due to approximately $90 million of PPP loans funded.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $5.0 million from December 31, 2019 to September 30, 2020. At September 30, 2020, $42.4 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $114.1 million as of September 30, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $296.0 million as of September 30, 2020. Risk characteristics relate to the demand for travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $214.4 million as of September 30, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $628.8 million while nonresidential owner-occupied commercial real estate totaled $211.4 million as of September 30, 2020. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $3.7 million during the first nine months of 2020.

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

As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a provision for credit losses of $10.2 million during the nine months ended September 30, 2020, compared to a recovery of $1.2 million for the comparable period in 2019. The provision for credit losses recognized in the third quarter of 2020 primarily relates to changes in outstanding balances in the Company’s loan portfolio and their associated loss rates and downgrades of certain hotel/motel credits during the quarter based on current market conditions which increased the Company’s ACL by $2.0 million and $1.2 million. Partially offsetting these increases in the ACL was a decrease in the ACL due to the upgrade of a specific credit that was downgraded in 2017, but has since seen improved financial performance. This upgrade released $2.2 million of ACL reserves.

The Company had net charge-offs of $2.7 million for the first nine months of 2020 and $1.6 million for the first nine months of 2019.  Net charge-offs in the first nine months of 2020 consisted primarily of net charge-offs of residential real estate loans ($1.0 million), commercial and industrial loans ($0.8 million), and DDA overdrafts ($0.6 million).

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2020 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Credit Losses

An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	Nine months ended September 30,		Year ended December 31,
	2020	2019	2019
Balance at beginning of period	$11,589	$15,966	$15,966
Charge-offs:
Commercial and industrial	(834)	(68)	(261)
Commercial real estate	(497)	(394)	(1,358)
Residential real estate	(1,111)	(922)	(787)
Home equity	(332)	(160)	(294)
Consumer	(165)	(478)	(1,177)
DDA overdrafts	(1,716)	(1,985)	(2,777)
Total charge-offs	(4,655)	(4,007)	(6,654)
Recoveries:
Commercial and industrial	17	183	764
Commercial real estate	375	614	624
Residential real estate	127	282	369
Home equity	89	—	—
Consumer	183	211	265
DDA overdrafts	1,134	1,112	1,505
Total recoveries	1,925	2,402	3,527
Net charge-offs	(2,730)	(1,605)	(3,127)
Impact of adopting CECL	5,760	—	—
Provision for (recovery of) credit losses	10,248	(1,175)	(1,250)
Balance at end of period	$24,867	$13,186	$11,589
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.10%	0.06%	0.09%
Provision for (recovery of) credit losses (annualized)	0.38%	(0.04)%	(0.04)%
As a Percent of Non-Performing Loans:
Allowance for credit losses	182.70%	84.26%	98.57%
As a Percent of Total Loans:
Allowance for credit losses	0.68%	0.37%	0.32%

Table Seven
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2020	2019	2019
Commercial and industrial	$3,759	$2,704	$2,059
Commercial real estate	11,003	3,096	2,606
Residential real estate	8,280	3,638	3,448
Home equity	669	1,193	1,187
Consumer	260	643	975
DDA overdrafts	896	1,912	1,314
Allowance for Credit Losses	$24,867	$13,186	$11,589

The ACL increased from $11.6 million at December 31, 2019 to $24.9 million at September 30, 2020.  As previously discussed, the adoption of CECL comprised $5.8 million of this increase from December 31, 2019. Below is a summary of the changes in the components of the ACL from December 31, 2019 to September 30, 2020.

The allowance related to the commercial and industrial loan portfolio increased from $2.1 million at December 31, 2019 to $3.8 million at September 30, 2020. The adoption of CECL increased the allowance by $1.7 million.

The allowance allocated to the commercial real estate portfolio increased from $2.6 million at December 31, 2019 to $11.0 million at September 30, 2020. The adoption of CECL increased the allowance by $3.3 million. The remainder of the increase was largely attributable to a change in the unemployment forecast range due to COVID-19, changes in the migration within the portfolio and an increase to the qualitative factors utilized related to COVID-19.

The allowance related to the residential real estate loan portfolio increased from $3.4 million at December 31, 2019 to $8.3 million at September 30, 2020. The adoption of CECL increased the allowance by $2.1 million. The remainder of the increase was largely attributable to a change in the unemployment forecast range and an increase in the qualitative factors utilized due to COVID-19 as well as an increase in the historical loss rates associated with the portfolio.

Table Eight
Non-Performing Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	September 30, 2020	September 30, 2019	December 31, 2019
Non-accrual loans with allowance for credit losses	$10,508	N/R	N/R
Non-accrual loans with no allowance for credit losses	2,756	N/R	N/R
Total non-accrual loans	13,264	15,197	11,490
Accruing loans past due 90 days or more	345	452	267
Total non-performing loans	13,609	15,649	11,757
Other real estate owned ("OREO")	2,080	2,326	4,670
Total non-performing assets	$15,689	$17,975	$16,427

Non-performing loans (as a percent of loans and OREO)	0.43%	0.50%	0.45%

Past-due loans	$7,420	$10,207	$11,396
Past-due loans (as a percentage of total loans)	0.20%	0.28%	0.32%
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Table Nine
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of September 30,		December 31,
	2020	2019	2019

Commercial and industrial	$—	$83	$—

1-4 Family	123	N/R	N/R
Hotels	2,634	N/R	N/R
Multi-family	1,903	N/R	N/R
Non Residential Non-Owner Occupied	—	N/R	N/R
Non Residential Owner Occupied	234	N/R	N/R
Commercial real estate	4,894	8,100	4,973

Residential real estate	20,398	21,320	21,029
Home equity	2,100	3,034	3,628
Consumer	260	—	—
Total TDRs	$27,652	$32,537	$29,630
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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 79% of the Company's total TDRs as of September 30, 2020. The average age of these TDRs was 13.0 years; the average current balance as a percentage of the original balance was 69.3%; and the average loan-to-value ratio was 64.6% as of September 30, 2020. Of the total 419 Chapter 7 related TDRs, 36 had an estimated loss exposure based on the current balance and appraised value at September 30, 2020.

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

During the nine months ended September 30, 2020, the Company granted deferrals of approximately $135 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2020, approximately $15 million of these loans were still deferring, while approximately $120 million have resumed making their normal loan payment. As of September 30, 2020, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

During the nine months ended September 30, 2020, the Company granted deferrals of approximately $455 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of September 30, 2020, approximately $180 million of these loans were still deferring (including $160 million for hotel and lodging related loans), while approximately $275 million have resumed making their normal loan payment.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2020 vs. 2019
(in millions)

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Net investment securities (losses) gains	$(1.6)	$—	$(1.6)	-
Sale of VISA shares	17.8	—	17.8	100.0
Non-interest income, excluding net investment securities gains and sale of VISA shares	48.8	50.4	(1.6)	(3.2)
Merger related expenses	—	0.8	(0.8)	(100.0)
Non-interest expense, excluding merger related expenses	86.6	87.8	(1.2)	(1.4)

Non-Interest Income: Non-interest income was $48.8 million for the nine months ended September 30, 2020, as compared to $50.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company reported $1.6 million of unrealized fair value losses on the Company's equity securities compared to no unrealized fair value losses on the Company's equity securities during the nine months ended September 30, 2019. Also, during the nine months ended September 30, 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. Excluding these items, non-interest income decreased from $50.4 million for the nine months ended September 30, 2019 to $48.8 million for the nine months ended September 30, 2020. This decrease was largely attributable to a decrease of $4.3 million, or 18.6%, in service charges as average deposit balances have increased during the COVID-19 pandemic. This decrease was partially offset by increases in the Company's bankcard revenue ($1.1 million) and bank owned life insurance revenues due to death benefit proceeds ($0.7 million).

Non-Interest Expense: During the nine months ended September 30, 2019, the Company incurred an additional $0.8 million of acquisition and integration expenses associated with the acquisitions of Poage Bankshare, Inc. and Farmers Deposit Bankcorp, Inc. Excluding this expense, non interest expenses decreased $1.2 million (1.4%), from $87.8 million in the first nine months of 2019 to $86.6 million in the first nine months of 2020 mainly due to decreases in occupancy related expenses ($0.7 million) and advertising expenses ($0.4 million).

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2020 was 20.3% compared to 21.1% for the nine months ended September 30, 2019.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2020 vs. 2019
(in millions)

	Three months ended September 30,
	2020	2019	$ Change	% Change
Net investment securities gains	$0.5	$(0.3)	$0.8	266.7%
Non-interest income, excluding net investment securities gains	16.5	17.0	(0.5)	(2.9)%
Non-interest expense	28.7	28.4	0.3	1.1%

Non-Interest Income: Non-interest income was $17.0 million for the third quarter of 2020, as compared to $16.7 million for the third quarter of 2019. During the third quarter of 2020, the Company reported $0.5 million of unrealized fair value gains on the Company's equity securities compared to $0.3 million of unrealized fair value losses on the Company's equity securities in the third quarter of 2019. Exclusive of these gains, non-interest income decreased from $17.0 million for the third quarter of 2019 to $16.5 million for the third quarter of 2020. This decrease was largely attributable to a decrease of $1.9 million, or 23.1%, in service charges as average deposit balances have increased during the COVID-19 pandemic. This decrease was partially offset by increases in our bankcard revenues ($0.6 million), other income due to fees from loan interest rate swap originations ($0.5 million), and bank owned life insurance revenues due to death benefit proceeds ($0.3 million).

Non-Interest Expense: Non-interest expenses increased $0.3 million (1.1%), from $28.4 million in the third quarter of 2019 to $28.7 million in the third quarter of 2020. This increase was primarily due to an increase in equipment and software related expenses of $0.4 million, FDIC insurance expense of $0.4 million, and other expenses of $0.2 million. These increases were partially offset by decreases in advertising expenses ($0.4 million) and occupancy related expenses ($0.3 million).

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2020 was 20.2% compared to 21.7% for the three months ended September 30, 2019.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
September 30, 2020
+400	4.25%	+18.7%
+300	3.25	+19.1
+200	2.25	+16.6
+100	1.25	+10.5

December 31, 2019
+300	4.75%	+3.8%
+200	3.75	+4.8
+100	2.75	+3.7
-50	1.25	-3.9
-100	0.75	-10

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2020, City National could pay dividends up to $81.5 million plus net profits for the remainder of 2020, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $36.1 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2020.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of September 30, 2020, City Holding reported a cash balance of $3.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2020, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2020, City National has the capacity to borrow $2.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 66.0% as of September 30, 2020 and deposit balances fund 80.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.18 billion at September 30, 2020, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $279.9 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 56.6% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $80.2 million of cash from operating activities during the first nine months of 2020, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $317.1 million of cash in investing activities during the first nine months of 2020, primarily due to purchases of securities available-for-sale of $393.9 million, a net increase in loans of $45.3 million, purchases of premises and equipment of $4.4 million, and purchases of other investments of $2.2 million. These decreases were partially offset by proceeds from sales and maturities of securities available-for-sale of $124.6 million, proceeds from sales of other investments of $2.4 million, and proceeds from bank-owned life insurance policies of $1.9 million. The Company generated $349.5 million of cash in financing activities during the first nine months of 2020, principally as a result of an increase in non-interest-bearing deposits of $256.2 million, short-term borrowings of $88.4 million, and interest-bearing deposits of $68.6 million. These increases were partially offset by purchases of treasury stock of $31.6 million, dividends paid to the Company's common stockholders of $27.7 million, and repayment of long-term debt of $4.1 million.

Capital Resources

Shareholders' equity increased $33.4 million for the nine months ended September 30, 2020 due to net income of $67.4 million, other comprehensive income of $24.7 million, and stock based related compensation expense of $2.5 million. These increases were partially offset by the repurchase of 491,998 common shares at a weighted average price of $64.23 per share ($31.6 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019, cash dividends declared of $27.4 million, and the adoption of ASU 2016-13 ($2.3 million).

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

September 30, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$548,269	15.9%	$240,984	7.0%	$233,771	6.5%
City National Bank	494,474	14.5%	239,336	7.0%	222,241	6.5%
Tier I Capital
City Holding Company	548,269	15.9%	292,624	8.5%	275,410	8.0%
City National Bank	494,474	14.5%	290,623	8.5%	273,527	8.0%
Total Capital
City Holding Company	568,153	16.5%	361,476	10.5%	344,263	10.0%
City National Bank	514,359	15.0%	359,005	10.5%	341,909	10.0%
Tier I Leverage Ratio
City Holding Company	548,269	10.2%	215,174	4.0%	268,967	5.0%
City National Bank	494,474	9.3%	212,268	4.0%	265,335	5.0%

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier I Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier I Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

As of September 30, 2020, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2020, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s ability to pursue available remedies in the event of a loan default for loans under the Paycheck Protection Program, ("PPP"), and the risk of holding the PPP loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent.

The CARES Act was enacted on March 27, 2020. Among many other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Company has offered deferral and forbearance plans and made PPP loans with a maturity of two years to small businesses consistent with the CARES Act that are fully guaranteed by the SBA. The PPP loans will be fully forgiven if the funds are used by the borrowers for payroll costs, mortgage interests, rent and utilities and loan payments will also be deferred until the SBA has determined whether the loan is eligible to be partially or fully forgivable. In addition, no collateral or personal guarantees are required for PPP loans. These PPP loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. The borrowers may not be able to repay the loans if the SBA determines that they are only partially or not forgivable at all. The borrowers, despite having a PPP loan, may not be able to maintain the level of employees and salary levels required for forgiveness due to the current economic conditions and thereby create the risk that the PPP loan will not be forgiven in full. Also, the borrower’s ability to repay the loan may not recover when the COVID-19 pandemic subsides, and the federal government may not timely pay the amounts that it would owe the Company pursuant to the terms of the loans, the guarantees and the PPP. Further, the Company may lend to borrowers under the PPP with creditworthiness or credit supports that are less than normal practice and may be subject to the risk of PPP fraud cases. Additionally, every PPP borrower is in a challenging financial position that may negatively impact its ability to repay if the loans are not subject to forgiveness. If the Company’s borrowers under the PPP loan fail to qualify for loan forgiveness or are unable to repay their loans, the Company is at heightened risk of holding these loans that are at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent. As a result, the Company’s business, financial condition and results of operations could be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended September 30, 2020:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 - July 31, 2020	48,053	$62.49	569,864	430,136
August 1 - August 31, 2020	17,877	64.50	587,741	412,259
September 1 - September 30, 2020	164,931	58.08	752,672	247,328

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

Date: November 5, 2020