Form 10-K
period 2020-12-31
CITY HOLDING CO
filed 2021-02-24
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
OR
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ____________To_____________.

Commission File Number 0-11733
CITY HOLDING COMPANY
(Exact name of registrant as specified in its charter)

West Virginia		55-0619957
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

25 Gatewater Road
Charleston	West Virginia	25313
(Address of principal executive offices)		(Zip Code)
(304) 769-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol (s)	Name of Each Exchange on Which Registered:
Common Stock, $2.50 par value	CHCO	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	[X]	No	[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes	[ ]	No	[X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer","smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.0 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 19, 2021, there were 15,734,396 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2021 annual shareholders’ meeting to be held on April 28, 2021 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under "ITEM 1A Risk Factor" and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) the uncertainties on the Company’s business, results of operations and financial condition, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on financial markets, the effectiveness of the Company’s work from home arrangements and staffing levels in operational facilities, the impact of market participants on which the Company relies and actions taken by governmental authorities and other third parties in response to the pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; and (15) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

    City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National provides banking, trust and investment management and other financial solutions through its network of 94 bank branches and 926 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

    In July 2019, the Company sold its Virginia Beach, Virginia, branch to Select Bank & Trust Company.

    For the third consecutive year, the Company received the highest ranking in customer satisfaction in the north central region in J.D. Power's 2020 U.S. Retail Banking Satisfaction Study.

    The principal products produced and services rendered by City National include:

•Commercial Banking - City National offers a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of business purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. City National also provides deposit services for commercial customers, including treasury management, lockbox and other cash management services. City National provides merchant credit card services through an agreement with a third party vendor.

•Consumer Banking - City National provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposit and individual retirement accounts. In addition, City National provides consumers with installment and real estate loans and lines of credit. City National also offers credit cards through an agreement with a third party vendor.

•Mortgage Banking - City National provides mortgage banking services, including fixed and adjustable-rate mortgages, construction financing, land loans, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.

•Wealth Management and Trust Services - City National offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for commercial and individual customers. These services include the administration of personal trusts and estates, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. City National also provides corporate trust and institutional custody, financial and estate planning and retirement plan services.

    City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2020, approximately 48% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

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

    City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2020, City National reported $373 million of loans classified as "Commercial and Industrial," including $55 million of PPP loans.

    Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2020, City National reported $1.47 billion of loans classified as "Commercial Real Estate."

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $109.8 million as of December 31, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $294.5 million as of December 31, 2020. Risk characteristics relate to the demand for travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $215.7 million as of December 31, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $641.4 million while nonresidential owner-occupied commercial real estate totaled $213.5 million as of December 31, 2020. Risk characteristics relate to levels of consumer spending and overall economic conditions.

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

    City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2020, City National was within its internally designated concentration limits. Further, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings", no other NAICS industry classification exceeded 10% of total loans at December 31, 2020. Loans to "Lessors of Nonresidential Buildings" were 13% of total loans at December 31, 2020. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2020, the Company had $1.3 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans that are sold in the secondary market; once sold these loans are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. As of December 31, 2020, City National reported $1.59 billion of loans classified as "Residential Real Estate."

    City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2020, City National reported $136 million of loans classified as "Home Equity."

    All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

    Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2020, City National reported $48 million of loans classified as "Consumer."

    DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2020, City National reported $2 million of loans classified as "DDA Overdrafts."

    City National’s loan underwriting guidelines and standards are updated periodically with suggested revisions presented to City Holding Company's Board of Directors for approval. The purpose of the underwriting guidelines and standards is to grant loans on a sound and collectible basis; to invest available funds in a safe and profitable manner; to serve the legitimate credit needs of the communities in City National's primary market area; and to ensure that all loan applicants receive fair and equal treatment throughout the lending process. The underwriting guidelines and standards are intended to: (i) minimize credit losses by carefully investigating the credit history and creditworthiness of each applicant; (ii) verify the source of repayment and the ability of the applicant to repay; (iii) adequately collateralize those loans in which collateral is deemed to be required; (iv) exercise appropriate care in the documentation of the application, review, approval, and origination processes; and (v) administer a comprehensive loan collection program. The underwriting guidelines are adhered to by the loan officer assigned to the loan application and are subject to his or her experience, background and personal judgment.

Market Area and Competition

    City National operates a network of 94 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 58 branches in West Virginia, 19 branches in Kentucky, 13 branches in Virginia and 4 branches in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

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

Columbus
OH
WV
KY
VA
Morgantown
79
Bridgeport
Clarksburg
Martinsburg
81
Charles Town
Winchester
Strasburg
Front Royal
Woodstock
77
South Shore
7
Pt. Pleasant
Greenup
Ripley
52
Ironton
Sutton
Chesapeake
Cross Lanes
Carlisle
Cynthiana
Ashland
Mt. Sterling
Cannonsburg
64
Charleston
Huntington
Wayne
Marlinton
Staunton
Waynesboro
151
Grayson
Lexington
Montgomery
Louisa
Nicholasville
Rainelle
Stuarts
Draft
Paintsville
West Hamlin
Lexington
Buena
Vista
Beckley
Hinton
Lewisburg
23
Princeton
95

    City National also provides commercial products and services to customers that are outside of its branches' geographical footprint, such as the Charlotte, North Carolina and Pittsburgh, Pennsylvania markets. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2020, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $338 million, or 18% of City National's outstanding commercial loan balances.

    City National has approximately 12% of the deposit market share in the counties of West Virginia where its bank branches are located. In Kentucky, City National has approximately 23% of the deposit market share in the eastern counties where its bank branches are located. In Virginia, City National has approximately 9% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Lawrence County, Ohio, City National has approximately 19% of the deposit market share.

    According to the most recent U.S. Census Bureau estimates (2019), in the West Virginia counties where City National's bank branches are located, the population was approximately 1.0 million and has decreased 1.2% since 2010.  The population in the counties that City National serves in Kentucky has increased 3.9% since 2010. The population in the counties City National serves in Virginia along the I-81 corridor has increased 7.5% since 2010, which is more comparable to the national average increase of approximately 6.3%, and in Lawrence County, Ohio, where City National has three bank branches, the population has decreased 4.8% since 2010.

Human Capital

We care about our employees and provide not only competitive compensation and benefit packages, but a work environment our employees characterize as "family." We are committed to integrity and the highest ethical standards in regard to how we treat both our customers and our employees. To bring out the best in our employees and our company, we introduced the "Integrity in Action" program that gives all employees additional resources to help protect our company and uphold our high standards. We support all of the communities in which we serve, and our employees embrace this opportunity. Our success is a testament to the quality of financial products and services we provide, but more importantly, to our team and our culture.

Employee Demographics: As of December 31, 2020, we employed 926 full and part time employees across our 94 branches throughout West Virginia, Kentucky, Virginia and Ohio. Our employee turnover rate in 2020 was under 5%. As of

December 31, 2020, approximately 80% of our current workforce is female, 20% is male, our average tenure is approximately 10 years and approximately 20% of our workforce has a college degree.

Compensation and Benefits Programs: We provide competitive compensation and benefits programs to our employees. In addition to base salaries, these programs include annual incentive compensation, periodic production compensation, a 401(k) Plan with an employer matching contribution (in which employees are 100% vested on the day the employee is eligible to participate), health and insurance benefits, flexible spending accounts, vacation and sick time and various employee assistance programs (Education Assistance Program, Tuition Loan Program, etc.). As a result of the COVID-19 pandemic, we provided additional paid time off to our employees who were dealing with COVID-19 related issues.

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

For the third year in a row, City was recognized by the J.D. Power organization as the "Highest in Customer Satisfaction" in the North Central United States. Our company’s success is rooted in the well-being of our employees. During the COVID-19 pandemic, we implemented several operating changes to mitigate the risk to our employees, such as having our lobbies open by appointment only, allowing certain operational employees to work from home, modifying office footprints to ensure appropriate spacing and increasing the frequency and level of cleaning at all of our locations.

Employee Development: We invest in the growth and development of our employees by providing various training opportunities for them. These training opportunities focus on topics that are relevant to the employee’s job function and the banking industry.

We evaluate our employees on at least an annual basis. Those evaluations focus on job performance, achievement of goals, and employee development, among other topics.

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

    As a financial holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board. The BHCA provides generally for "umbrella" regulation of bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the Nasdaq Global Select Market ("NASDAQ") under the trading symbol "CHCO" and is subject to the rules of the NASDAQ for listed companies.

    City National is organized as a national banking association under the National Bank Act of 1863, as amended (the "National Bank Act"). It is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors of the banks and FDIC's insurance fund. The National Bank Act generally requires each national bank to maintain reserves against deposits, restricts the nature and amount of loans that the bank may make and the interest the bank may charge on such loans, and restricts investments and other activities of the bank.

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

    Banking Operations: The Bank Secrecy Act of 1970 ("BSA") and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 ("Patriot Act") require financial institutions to develop programs to help prevent them from being used for money laundering, terrorist or other illegal activities. The rules under the BSA and the Patriot Act include the following:  (a) require financial institutions to keep records and report on transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

    The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Banking regulators also take into account CRA ratings when considering approval of a proposed merger or acquisition transaction.  Depository institutions are typically examined for CRA compliance every three years, although the frequency is at the OCC's discretion. City National received a "satisfactory" rating on its most recent CRA examination in 2018.

    The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted in July 2010 and implemented far-reaching changes across the financial regulatory landscape, including provisions that impact the Company's operations and regulation of the Company in the following ways, among others:

•Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which has rule making authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;
•Require the OCC to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;
•Require financial holding companies, such as the Company, to be well-capitalized and well-managed;
•Provide for an increase in the minimum reserve ratio for the FDIC deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;
•Repeal the federal prohibitions on the payment of interest on demand deposits;
•Amend the Electronic Fund Transfer Act ("EFTA");
•Enhance the requirements for certain transactions with affiliates under the Federal Reserve Act;
•Strengthen the existing limits on a depository institution’s credit exposure to one borrower;
•Strengthen loan restrictions to insiders; and
•Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

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

    The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") was signed into law on May 24, 2018. The Regulatory Relief Act scales back certain aspects of the Dodd-Frank Act and provides other regulatory relief for financial institutions. Certain provisions affecting the Company include:

•Simplifying regulatory capital requirements by providing that banks with less than $10 billion in total consolidated assets that meet a to-be-developed community bank leverage ratio of tangible equity to average consolidated assets between eight and ten percent will be deemed to be in compliance with risk-based capital and leverage requirements.
•Changing how federal financial institution regulators classify certain municipal securities assets under the liquidity coverage ratio rule;
•Exempting certain reciprocal deposits from treatment as brokered deposits under the FDIC's brokered deposits rule;

•Exempting banks with less than $10 billion in total consolidated assets from certain provisions under the Volcker Rule; and
•Authorizing new banking procedures to better facilitate online transactions.

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

    As of January 1, 2019, the Basel III Capital Rules require City Holding and City National to maintain minimum Common Equity Tier 1 ("CET 1"), Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

    The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (dollars in thousands):

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier 1 Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier 1 Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

December 31, 2019	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier 1 Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier 1 Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

Management believes that, as of December 31, 2020, City Holding and City National meet all capital adequacy requirements under Basel III. In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the "community bank leverage ratio framework." A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the "well capitalized" ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

    Additionally, federal banking laws require regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as such terms are defined under federal banking agency regulations. Depository institutions that do not meet minimum capital requirements will face constraints on payment of dividends, equity repurchases and compensation based on the amount of shortfall. A depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, may be subject to asset growth limitations, and may be required to submit capital restoration plans.

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

    City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2020, City National could pay dividends up to $67.7 million without prior regulatory permission. No dividends were paid in 2020 or 2019 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

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

Deposit Insurance

    Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In March 2016, the FDIC adopted a final rule permanently increasing the reserve ratio for the DIF to 1.35% of total insured deposits.

    The Company's FDIC insurance expense for the past three years is shown in the table below (in thousands). The FDIC insurance expense includes deposit assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds (the last FICO assessment was collected on the March 31, 2019 assessment).

	For the year ended December 31,
	2020	2019	2018
FDIC insurance expense	$884	$638	$1,251

    On January 24, 2019, the Company was notified by the FDIC that it was eligible for small bank assessment credits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded 1.35%, two deposit assessment changes occurred under the FDIC regulations: (i) surcharges on large banks (total consolidated assets of $10 billion or more) ended and (ii) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The credit will be applied automatically each quarter that the reserve ratio is at least 1.38%, up to the full amount of the bank's credit or assessment, whichever is less. The Company fully utilized the credit during the third and fourth quarters of 2019 and during the first and second quarters of 2020.

    Under the Federal Deposit Insurance Act, as amended ("FDIA") the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Executive Officers of the Registrant

    At December 31, 2020, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	58	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
Craig G. Stilwell (1)	65	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since February 2005.
John A. DeRito	70	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	55	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Jeffrey D. Legge	56	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.
 (1) Retirement effective December 31, 2020

Employees

    The Company had 926 full-time equivalent employees at December 31, 2020.

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

Economic Risks

The COVID-19 pandemic is adversely affecting our business and financial results. The ultimate impact will depend on future developments, which cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Business and consumer customers of the Company are experiencing varying degrees of financial distress as a result of the unprecedented uncertainty, volatility and disruption in the financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of any vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.

As a participating lender in the Paycheck Protection Program, ("PPP"), we may be subject to additional risks regarding the risk of holding the PPP loans at unfavorable interest rates, the Company's processing of PPP loans, and the dependency we have on the federal government's continuation and support of the program.

The CARES Act was enacted on March 27, 2020. Among many other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Company has offered deferral and forbearance plans and made PPP loans with a maturity of two years to small businesses consistent with the CARES Act that are fully guaranteed by the Small Business Administration ("SBA"). The PPP loans will be fully forgiven if the funds are used by the borrowers for payroll costs, mortgage interests, rent and utilities and loan payments will also be deferred until the SBA has determined whether the loan is eligible to be partially or fully forgivable. In addition, no collateral or personal guarantees are required for PPP loans. These PPP loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. The borrowers may not be able to repay the loans if the SBA determines that they are only partially or not forgivable at all. The borrowers, despite having a PPP loan, may not be able to maintain the level of employees and salary levels required for forgiveness due to the current economic conditions and thereby create the risk that the PPP loan will not be forgiven in full. Also, the borrower’s ability to repay the loan may not recover when the COVID-19 pandemic subsides, and the federal government may not timely pay the amounts that it would owe the Company pursuant to the terms of the loans, the guarantees and the PPP. Further, the Company may lend to borrowers under the PPP with creditworthiness or credit supports that are less than normal practice and may be subject to the risk of PPP fraud cases.

Additionally, every PPP borrower is in a challenging financial position that may negatively impact its ability to repay if the loans are not subject to forgiveness. If the Company’s borrowers under the PPP loan fail to qualify for loan forgiveness or are unable to repay their loans, the Company is at heightened risk of holding these loans that are at unfavorable interest rates and underwriting standards as compared to the loans to customers to whom the Company would have otherwise lent. Moreover, while the PPP loans are fully guaranteed by the SBA, if the SBA makes a determination that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Company, which may or may not be related to an ambiguity in the law, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the Company has already been paid under the guaranty, seek recovery from the Company of any loss related to the deficiency.

Finally, due to the short timeframe between the passing of the CARES Act and the implementing of the PPP, there is some ambiguity in the laws and guidance regarding the operation of the PPP. Several large banks have been subject to litigation as it relates to the process and procedures that banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers who approached the Company requesting PPP loans. Any litigation filed against the Company or the Bank may be costly, regardless of the outcome, and result in significant financial liability or adversely affect our reputation. As a result, the Company’s business, financial condition and results of operations could be adversely affected.

Economic Conditions in the Company's Market Areas Could Negatively Impact the Company's Business and Financial Condition.

    The Company’s business is concentrated in West Virginia, Kentucky, Virginia and southeastern Ohio. As a result, the Company’s results of operation, cash flows and financial condition are affected by local and regional economic conditions. A downturn in the economies within the Company’s market areas, or in any one of them, could negatively impact the Company’s results of operation and financial condition. Some examples of economic deterioration include declines in economic growth, declines in consumer and business confidence, increases in inflation, increases in the cost of capital and credit, and limitations in the availability of credit. The Company’s financial performance generally, and the ability of its customers to pay interest on and repay principal of outstanding loans to City National, is highly dependent on the strength of the economic and business environment in the market areas where the Company operates and in the United States as a whole. Additionally, the value of collateral securing loans made and held by City National is impacted by the strength of the economy. Deteriorating economic conditions in the Company’s market areas could cause declines in the overall quality of the loan portfolio requiring charge-off of a greater percentage of loans and/or an increase in the allowance for credit losses, which could negatively impact the Company’s results of operations and financial condition.

    While the economic and business environments in West Virginia, Kentucky, Virginia and southeastern Ohio have shown improvement since the recession of 2007 to 2009, there can be no assurance that such improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into another recession. A lack of continued economic improvement or economic recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown could have the following consequences:

•Loan delinquencies may increase;
•Problem assets and foreclosures may increase;
•Demand for City National's products and services may decline; and
•Collateral (including real estate) that secures loans made by City National may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

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

Credit and Interest Rate Risks

The Value of Real Estate Collateral May Fluctuate Significantly Resulting in an Under-Collateralized Loan Portfolio.

    The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company's loan portfolio were to decline materially, a significant part of the Company's loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. This could have a material adverse effect on the Company's provision for credit losses and the Company's operating results and financial condition.

The Company Is Subject to Lending Risk.

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

The Company Is Subject to Environmental Liability Risk.

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

The Company Is Subject to Interest Rate Risk.

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

The Company’s Allowance for Credit Losses May Not be Sufficient.

The Company maintains an allowance for credit losses, which is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These evaluations are conducted at least quarterly and more frequently if deemed necessary.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs based on judgments different than those of management. Any increases in the allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

See the section captioned "Allowance for Credit Losses" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses.

We may be adversely affected by changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.

Our business includes loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.

Risks Related to an Investment in the Company's Securities

The Value of the Company’s Common Stock Fluctuates.

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

The Trading Volume in the Company’s Common Stock Is Less Than That of Other Larger Financial Services Companies.

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

Future Sales of Shares of the Company’s Common Stock Could Negatively Affect its Market Price.

    Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock in the open market. We make no prediction as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

Shares of the Company’s Common Stock Are Not FDIC Insured.

    Neither the FDIC nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of your common stock of the Company will be based on their market value and may decline.

Strategic Risks

Due to Increased Competition, the Company May Not be Able to Attract and Retain Banking Customers.

The Company faces substantial and intense competition in all areas of its operation, including interest rates and other terms for loans and deposits and the range and quality of services provided. Competition comes from a variety of different competitors, many of which have competitive advantages over the Company. The Company faces competition from:

•local, regional and national banks;
•savings and loans associations;
•Internet banks;
•credit unions;
•mutual funds;
•mortgage banking firms;
•finance companies;
•financial technology ("fin-tech") companies;
•brokerage firms;
•investment advisory and wealth management firms;
•investment banking firms; and
•other entities.

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

New Lines of Business or New Products and Services May Subject the Company to Additional Risks.

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

The Company Faces Technology Change and the Emergence of Nonbank Alternatives to the Financial System.

    Consumers may decide not to use banks to complete their financial transactions or invest or deposit their funds. Technology and other changes, including the emergence of fin-tech companies are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can pay bills and transfer funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

The Value of the Company's Investments Could Decline.

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2020, the Company’s goodwill and other identifiable intangible assets were approximately $119 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2020. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

The Company May Require Additional Capital in the Future, But That Capital May Not Be Available or May Be Dilutive.

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

Acquisition and Other Growth Opportunities May Present Challenges.

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

Operational Risks

The Company May be Adversely Affected by the Soundness of Third Parties, Including Other Financial Institutions.

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

The Company Depends on the Accuracy and Completeness of Information About Our Customers and Counterparties.

    The Company relies on information provided to us by or on behalf of customers and other third parties, including financial statements, credit reports, and other financial information, in deciding whether to extend credit or enter into other transactions and in evaluating and monitoring our loan portfolio. The Company also relies on representations from our customers, counterparties, and other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial or business information could result in credit losses, reputational damage, or other effects that could have a material adverse effect on our financial condition and results of operation.

Customers May Default on the Repayment of Loans.

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

The Company May Be Required to Repurchase Mortgage Loans or Indemnify Mortgage Loan Purchasers.

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

The Company's Risk Management Practices May Prove to be Inadequate or Not Fully Effective.

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

New Accounting Standard Will Result in a Significant Change in How the Company Estimates Credit Losses.

    Effective January 1, 2020, the Company implemented the provision of Accounting Standards Update (ASU) 2016–13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard replaced the incurred loss impairment methodology for estimating credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. The new current expected credit loss (CECL) model applies to the Company’s allowance for credit losses, available–for–sale and held–to–maturity debt securities, purchased financial assets with credit deterioration, and certain off–balance sheet credit exposures. The measurement of expected credit losses under this new standard takes place at the time the financial asset is first added to the Company’s balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model previously required under current generally accepted accounting principles, that delayed recognition until it was probable a loss had been incurred. This new standard could create more volatility in the level of the allowance for credit losses and in our earnings.

Our adoption of CECL resulted in an increase to the allowance for credit losses of $5.8 million. The impact of CECL in future periods will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, we may be required to increase or decrease our allowance for credit losses, decrease or increase our reported income, and introduce additional volatility into our reported earnings.

Risks Related to Legal, Reputational and Compliance Matters

Certain Banking Laws May Have an Anti–Takeover Effect.

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

The Company’s Ability to Pay Dividends Is Limited.

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

The Company and City National Are Extensively Regulated.

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

The Company’s Controls and Procedures May Fail or Be Circumvented.

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

Significant Legal Actions Could Result in Substantial Liabilities.

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

The Company Faces Reputational Risk.

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

The Company Is Subject to Possible Claims and Litigation Relating to Fiduciary Activities.

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

Changes in Tax Law and Accounting Standards Could Materially Affect the Company's Operations.

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

Risks Related to Privacy and Technology

System Failure, Cybersecurity Breaches, Fraud and Employee Misconduct Could Subject the Company to Increased Operating Costs, as Well as Litigation and Other Potential Losses.

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including "hacking" and "identity theft." The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company’s operations could have an adverse effect on its financial condition and results of operations. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including our mobile and Internet banking activities, against damage from physical break-ins, cybersecurity breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, and other disruptive problems. The Company is further exposed to the risk that its third-party service providers may be unable to fulfill their contractual obligations with respect to managing the Company’s information and systems. Any cybersecurity breach or other disruptions, whether by the

Company or our third-party vendors, would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its using Internet banking services. The Company could incur substantial costs and suffer other negative consequences, such as: remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers in an effort to maintain relationships after an attack; increased cybersecurity protection costs, such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; and damage to the Company's competitiveness, stock price, and long-term shareholder values.

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

General Risk Factors

The Company Relies Heavily on Its Management Team, and the Unexpected Loss of Key Management May Adversely Affect Its Operations.

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

Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events Could Significantly Impact the Company's Business.

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

City National owns seventy-five bank branch locations and leases nineteen bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates two loan production offices leased in Charlotte, North Carolina and Cincinnati, Ohio.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 19, 2021, there were 2,609 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Seventeen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2020, City National could pay $67.7 million in dividends without prior regulatory permission.

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2020, as well as the Nasdaq Composite Index and the KBW Nasdaq Bank Index.

Cumulative Total Returns
Assumes Initial Investment of $100
made on December 31, 2015
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
City Holding Company
NASDAQ Composite
KBW Nasdaq Bank

	2015	2016	2017	2018	2019	2020
City Holding Company	$100.00	$153.66	$157.44	$161.93	$202.13	$177.52
NASDAQ Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
KBW Nasdaq Bank Index	$100.00	$150.89	$152.11	$134.20	$165.12	$138.73

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6.Selected Financial Data

Table One
Five-Year Financial Summary
(in thousands, except per share data)

	2020	2019	2018(1)	2017	2016
Summary of Operations
Total interest income	$178,259	$197,700	$163,901	$142,930	$132,152
Total interest expense	23,615	36,339	25,692	16,805	13,207
Net interest income	154,644	161,361	138,209	126,125	118,945
Provision for (recovery of) credit losses	10,722	(1,250)	(2,310)	3,006	4,395
Total non-interest income	82,680	68,490	60,564	63,607	58,825
Total non-interest expenses	115,290	117,614	113,066	95,981	96,164
Income before income taxes	111,312	113,487	88,017	90,745	77,211
Income tax expense	21,717	24,135	18,015	36,435	25,083
Net income available to common shareholders	89,595	89,352	70,002	54,310	52,128

Per Share Data
Net income basic	$5.55	$5.43	$4.50	$3.49	$3.46
Net income diluted	5.55	5.42	4.49	3.48	3.45
Cash dividends declared	2.29	2.20	1.98	1.78	1.72
Book value per share	44.47	40.36	36.29	32.17	29.25

Selected Average Balances
Total loans	$3,641,610	$3,567,143	$3,168,827	$3,082,448	$2,920,837
Securities	1,055,511	859,575	650,697	582,124	495,206
Interest-earning assets	4,927,164	4,511,544	3,942,285	3,691,714	3,426,158
Deposits	4,349,675	4,042,956	3,460,306	3,298,385	3,166,817
Long-term debt	830	4,054	16,053	16,495	16,495
Total shareholders’ equity	695,445	637,915	514,083	492,668	431,031
Total assets	5,399,572	4,953,727	4,303,364	4,079,674	3,835,081

Selected Year-End Balances
Net loans	$3,597,570	$3,604,510	$3,571,642	$3,108,574	$3,026,496
Securities	1,206,161	887,632	812,891	628,985	539,604
Interest-earning assets	5,279,527	4,555,217	4,468,474	3,784,453	3,611,706
Deposits	4,652,216	4,075,894	3,975,559	3,315,634	3,231,653
Long-term debt	—	4,056	4,053	16,495	16,495
Total shareholders’ equity	701,106	657,983	600,764	502,507	442,438
Total assets	5,758,640	5,018,756	4,899,012	4,132,281	3,984,403

Performance Ratios
Return on average assets	1.66%	1.80%	1.63%	1.33%	1.36%
Return on average equity	12.9	14.0	13.6	11.0	12.1
Return on average tangible common equity	15.6	17.3	16.2	13.1	14.8
Net interest margin	3.16	3.59	3.52	3.46	3.50
Efficiency ratio	51.3	50.0	50.0	51.5	54.8
Dividend payout ratio	41.3	40.6	44.0	51.0	49.7

	2020	2019	2018(1)	2017	2016
Asset Quality
Net charge-offs to average loans	0.10%	0.09%	0.02%	0.13%	0.13%
Provision for (recovery of) credit losses to average loans	0.29	(0.04)	(0.07)	0.10	0.15
Allowance for credit losses to nonperforming loans	200.69	98.57	107.82	178.39	140.10
Allowance for credit losses to total loans	0.68	0.32	0.45	0.60	0.65
Non-performing assets as a percentage of total loans and OREO	0.38	0.45	0.54	0.45	0.61

Consolidated Capital Ratios
CET 1 Capital	16.2%	16.0%	15.1%	15.1%	13.3%
Tier 1 Capital	16.2	16.2	15.2	15.7	13.9
Total Capital	16.8	16.5	15.7	16.4	14.7
Tier 1 Leverage	10.2	11.0	11.4	11.0	10.2
Average equity to average assets	12.9	12.9	11.9	12.1	11.2
Tangible equity to tangible assets (end of period)	10.3	11.0	10.0	10.5	9.3

Full-time equivalent employees	926	918	891	839	847

(1) - In December 2018, the Company acquired Poage Bankshares, Inc. and its principal banking subsidiary, Town Square Bank (collectively, "Poage") and Farmers Deposit Bancorp, Inc. and its principal banking subsidiary, Farmers Deposit Bank (collectively, "Farmers Deposit").

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Statistical Information

    The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies.

Description of Information			Page Reference
1.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	34
	b.	Analysis of Net Interest Earnings	35
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	35

2.	Investment Portfolio
	a.	Book Value of Investments	42
	b.	Maturity Schedule of Investments	42
	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	42

3.	Loan Portfolio
	a.	Types of Loans	44
	b.	Maturities and Sensitivity to Changes in Interest Rates	44
	c.	Risk Elements	48
	d.	Other Interest Bearing Assets	None

4.	Summary of Loan Loss Experience		48

5.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	34
	b.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or More	52

6.	Return on Equity and Assets		27

7.	Short-term Borrowings		52

CITY HOLDING COMPANY

City Holding Company (the "Company"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 94 bank branches in West Virginia (58), Kentucky (19), Virginia (13) and Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, generally ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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
•Provided extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days past due at March 19, 2020. During the year ended December 31, 2020, the Company granted deferrals of approximately $135 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of December 31, 2020, approximately $9 million of these loans were still deferring, while approximately $126 million have resumed making their normal loan payment. During the year ended December 31, 2020, the Company granted deferrals of approximately $455 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of December 31, 2020, approximately $99 million of these loans were still deferring (including $88 million for hotel and lodging related loans), while approximately $356 million have resumed making their normal loan payment;
•We have chosen to participate in the CARES Act Paycheck Protection Program ("PPP") that will provide government guaranteed and forgivable loans to our customers. As of December 31, 2020, the Company has funded approximately $90 million of Small Business Administration ("SBA")-approved PPP loans to over 1,500 customers.

The Company continues to closely monitor this pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve.

CRITICAL ACCOUNTING POLICIES

The accounting policies of the Company conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for credit losses and (ii) income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

The Allowance for Credit Losses section of this Annual Report on Form 10-K provides management’s analysis of the Company’s allowance for credit losses and related provision. The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These evaluations are conducted at least quarterly and more frequently if deemed necessary. Additionally, all commercial loans within the portfolio are subject to internal risk grading. Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.

In evaluating the appropriateness of its allowance for loan losses, the Company stratifies the loan portfolio into six major groupings. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

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

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2017 and forward.

FINANCIAL SUMMARY

    The Company’s financial performance over the previous three years is summarized in the following table:

	2020	2019	2018

Net income available to common shareholders (in thousands)	$89,595	$89,352	$70,002
Earnings per common share, basic	$5.55	$5.43	$4.50
Earnings per common share, diluted	$5.55	$5.42	$4.49
ROA*	1.66%	1.80%	1.63%
ROE*	12.9%	14.0%	13.6%
ROATCE*	15.6%	17.3%	16.2%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

    Selected balance sheet fluctuations are summarized in the following table (in millions):

	December 31,
	2020	2019	$ Change	% Change

Cash and cash equivalents	$528.7	$140.1	$388.6	277%
Investment securities	1,206.2	887.6	318.6	36%
Gross loans	3,622.1	3,616.1	6.0	0%
Other assets	96.7	55.8	40.9	73%

Total deposits	4,652.2	4,075.9	576.3	14%
Customer repurchase agreements	296.0	211.3	84.7	40%
Other liabilities	106.1	69.6	36.5	52%
Shareholders' equity	701.1	658.0	43.1	7%

    Cash and cash equivalents increased $389 million from December 31, 2019 to $529 million at December 31, 2020, due to an increase in deposit balances and weak loan demand environment.

Investment securities increased $319 million, from $888 million at December 31, 2019, to $1.21 billion at December 31, 2020 due to the increase in deposit balances and weak loan demand environment.

Gross loans increased $6.0 million (0.2%) from December 31, 2019 to $3.62 billion at December 31, 2020. Largely as a result of the Company’s participation in the PPP loans administered by the SBA, commercial and industrial loans increased $65.0 million. The Company originated $88.5 million of PPP loans, with $33.1 million of these loans being repaid by the SBA as of December 31, 2020. Excluding outstanding PPP loans, total loans decreased $49.4 million, (1.4%), from December 31, 2019 to $3.57 billion at December 31, 2020. Residential real estate loans decreased $52.7 million (3.2%), home equity loans decreased $12.5 million (8.4%) and consumer loans decreased $6.6 million (12.1%). These decreases were partially offset by an increase in commercial real estate loans of $15.0 million (1.0%) and commercial and industrial loans of $9.5 million (3.1%) (excluding PPP loans). Decreases in loan outstandings are reflective of the low-interest rate environment driving residential mortgage originations toward fixed rate loans.

Other assets increased $41 million to $97 million and other liabilities increased $37 million to $106 million, respectively, at December 31, 2020, primarily as a result of market value changes in the Company's interest rate swap derivatives.

Total deposits increased $576 million from December 31, 2019 to $4.65 billion at December 31, 2020. This increase was largely attributable to the infusion of government transfer payments for unemployment insurance, stimulus checks received by the Company's customers from the CARES Act (approximately $90 million), proceeds from PPP loans, and decreased spending by customers due to COVID-19.

Customer repurchase agreements increased $85 million to $296 million at December 31, 2020, due to proceeds from PPP loans and due to the liquidity needs of the Company's customers, specifically customers leaving monies in these deposit accounts due to the security of these deposits.

Shareholders' equity increased $43 million from December 31, 2019 to December 31, 2020, primarily due to net income of $90 million and other comprehensive income of $25 million, which were partially offset by cash dividends declared of $37 million and treasury stock purchases of $36 million.

TABLE TWO
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2020			2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,768,789	$74,452	4.21%	$1,791,636	$81,603	4.55%	$1,629,950	$69,765	4.28%
Commercial, financial, and agriculture(3)	1,816,658	72,128	3.97	1,717,381	84,167	4.90	1,501,667	68,981	4.59
Installment loans to individuals(3),(4)	56,163	3,319	5.91	58,126	3,559	6.12	37,210	2,349	6.31
Previously securitized loans(5)	—	599	—	—	684	—	—	960	—
Total loans	3,641,610	150,498	4.13	3,567,143	170,013	4.77	3,168,827	142,055	4.48
Securities:
Taxable	890,771	23,355	2.62	761,358	23,389	3.07	559,125	17,337	3.10
Tax-exempt(6)	164,740	4,954	3.01	98,217	3,756	3.82	91,572	3,598	3.93
Total securities	1,055,511	28,309	2.68	859,575	27,145	3.16	650,697	20,935	3.22
Deposits in depository institutions	230,043	492	0.21	84,826	1,332	1.57	122,761	1,666	1.36
Total interest-earning assets	4,927,164	179,299	3.64	4,511,544	198,490	4.40	3,942,285	164,656	4.18
Cash and due from banks	76,173			65,664			47,562
Bank premises and equipment	77,670			78,103			73,196
Goodwill and intangible assets	119,471			121,460			82,117
Other assets	221,864			191,422			176,110
Less: allowance for credit losses	(22,770)			(14,466)			(17,906)
Total assets	$5,399,572			$4,953,727			$4,303,364

Liabilities
Interest-bearing demand deposits	$912,306	1,005	0.11%	$878,716	3,490	0.40%	$792,765	2,114	0.27%
Savings deposits	1,071,727	1,591	0.15	977,327	4,405	0.45	820,474	2,133	0.26
Time deposits(3)	1,329,841	19,927	1.50	1,368,752	24,771	1.81	1,142,629	17,150	1.50
Short-term borrowings	253,456	993	0.39	211,452	3,491	1.65	265,157	3,415	1.29
Long-term debt	830	100	12.05	4,054	182	4.49	16,053	880	5.48
Total interest-bearing liabilities	3,568,160	23,616	0.66	3,440,301	36,339	1.06	3,037,078	25,692	0.85
Noninterest-bearing demand deposits	1,035,801			818,161			704,438
Other liabilities	100,166			57,350			47,765
Total shareholders’ equity	695,445			637,915			514,083
Total liabilities and shareholders’ equity	$5,399,572			$4,953,727			$4,303,364
Net interest income		$155,683			$162,151			$138,964
Net yield on earning assets			3.16%			3.59%			3.52%

1.For purposes of this table, non-accruing loans have been included in average balances and the following net loan fees (in thousands) have been included in interest income:

	2020	2019	2018
Loan fees, net	$1,842	$863	$1,827

2.Includes the Company's residential real estate and home equity loan categories.

3.Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2020	2019	2018
Residential real estate	$630	$323	$407
Commercial, financial, and agriculture	2,445	2,366	994
Installment loans to individuals	143	47	19
Time deposits	622	843	—
Total	$3,840	$3,579	$1,420

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
6.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

NET INTEREST INCOME

2020 vs. 2019

    The Company’s net interest income decreased from $161.4 million for the year ended December 31, 2019 to $154.6 million for the year ended December 31, 2020. The Company’s tax equivalent net interest income decreased $6.5 million, or 4.0%, from $162.2 million for the year ended December 31, 2019 to $155.7 million for the year ended December 31, 2020. Lower loan yields (68 basis points) and investment yields (48 basis points) decreased net interest income by $24.5 million and $5.4 million, respectively. These decreases were partially offset by lower rates paid on interest bearing liabilities (40 basis points), higher investment balances ($195.9 million), and higher commercial loan balances ($99.3 million, driven largely by PPP loans) which increased net interest income by $13.1 million, $6.5 million, and $4.7 million, respectively. In addition, the Company recognized $1.6 million of loan fees associated with PPP loans during 2020. The Company’s reported net interest margin declined from 3.59% for the year ended December 31, 2019 to 3.16% for the year ended December 31, 2020. Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin would have been 3.08% for the year ended December 31, 2020 and 3.51% for the year ended December 31, 2019.

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

TABLE THREE
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2020 vs. 2019 Increase (Decrease) Due to Change In:			2019 vs. 2018 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(1,041)	$(6,110)	$(7,151)	$6,920	$4,918	$11,838
Commercial, financial, and agriculture	4,865	(16,904)	(12,039)	9,909	5,277	15,186
Installment loans to individuals	(120)	(120)	(240)	1,320	(110)	1,210
Previously securitized loans	—	(85)	(85)	—	(276)	(276)
Total loans	3,704	(23,219)	(19,515)	18,149	9,809	27,958
Securities:
Taxable	3,976	(4,010)	(34)	6,271	(219)	6,052
Tax-exempt(1)	2,544	(1,346)	1,198	261	(103)	158
Total securities	6,520	(5,356)	1,164	6,532	(322)	6,210
Deposits in depository institutions	2,280	(3,120)	(840)	(396)	62	(334)
Total interest-earning assets	$12,504	$(31,695)	$(19,191)	$24,285	$9,549	$33,834

Interest-bearing liabilities:
Interest-bearing demand deposits	$133	$(2,618)	$(2,485)	$229	$1,147	$1,376
Savings deposits	425	(3,239)	(2,814)	408	1,864	2,272
Time deposits	(704)	(4,140)	(4,844)	3,394	4,227	7,621
Short-term borrowings	693	(3,191)	(2,498)	(692)	768	76
Long-term debt	(145)	63	(82)	(658)	(40)	(698)
Total interest-bearing liabilities	402	(13,125)	(12,723)	2,681	7,966	10,647
Net Interest Income	$12,102	$(18,570)	$(6,468)	$21,604	$1,583	$23,187

1.Fully federal taxable equivalent using a tax rate of approximately 21%.

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

TABLE FOUR
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2020	2019	2018

Net interest income ("GAAP")	$154,644	$161,361	$138,209
Taxable equivalent adjustment	1,039	790	756
Net interest income, fully taxable equivalent	$155,683	$162,151	$138,965

Average total interest earning assets	$4,927,164	$4,511,544	$3,942,285

Net interest margin	3.16%	3.59%	3.52%
Accretion related to fair value adjustments	(0.08)	(0.08)	(0.03)
Net interest margin (excluding accretion)	3.08%	3.51%	3.49%

Equity to assets ("GAAP")	12.18%	13.11%	12.26%
Effect of goodwill and other intangibles, net	(1.85)	(2.13)	(2.26)
Tangible common equity to tangible assets	10.33%	10.98%	10.00%

Return on tangible equity ("GAAP")	15.6%	17.3%	16.2%
Impact of sale of VISA shares	(2.4)	—	—
Impact of merger related expenses	—	0.1	2.4
Return on tangible equity, excluding the above items	13.2%	17.4%	18.6%

Return on assets ("GAAP")	1.66%	1.80%	1.63%
Impact of sale of VISA shares	(0.24)	—	—
Impact of merger related expenses	—	0.02	0.24
Return on assets, excluding the above items	1.42%	1.82%	1.87%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2020 vs. 2019

    Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Unrealized (losses) gains recognized on equity securities still held	$(0.9)	$0.9	$(1.8)	(200)%
Sale of VISA shares	17.8	—	17.8	100%
Non-interest income, excluding net investment securities (losses) gains and sale of VISA shares	65.6	67.5	(1.9)	(3)%
Merger related expenses	—	0.8	(0.8)	(100)%
Non-interest expense, excluding merger related expenses	115.3	116.8	(1.5)	(1)%

    Non-interest income was $82.7 million for 2020 as compared to $68.5 million for 2019. During 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605 shares) in a cash transaction which resulted in a pre-tax gain of $17.8 million, or $0.84 diluted per share on an after-tax basis. Additionally, the Company reported $0.9 million of unrealized fair value losses on the Company’s equity securities compared to $0.9 million of unrealized fair value gains on the Company’s equity securities during 2019. Exclusive of these items, non-interest income decreased from $67.5 million for the year ended December 31, 2019 to $65.6 million for the year ended December 31, 2020. This decrease was largely attributable to a decrease of $5.8 million, or 18.3%, in service charges as average deposit balances have increased during the COVID-19 pandemic. This decrease was partially offset by an increase of $2.0 million, or 9.3%, in bankcard revenues, an increase of $0.7 million, or 17.3%, in other income (largely due to fees from loan interest rate swap originations), an increase of $0.7 million in bank owned life insurance due to higher death benefit proceeds received during 2020 compared to 2019, and an increase of $0.6 million in trust and investment management fee income.

During 2019, the Company recognized $0.8 million of acquisition and integration expenses associated with the completed acquisitions of Poage Bankshares, Inc. ("Poage") and Farmers Deposit Bancorp, Inc. ("Farmers"). Excluding these expenses, non-interest expenses decreased from $116.8 million for 2019 to $115.3 million for 2020. This decrease was primarily due to a decrease in occupancy related expense of $0.8 million, other expenses of $0.8 million (largely on the strength of a gain from the sale of a branch bank location acquired in connection with the acquisition of Farmers), advertising of $0.6 million, repossessed asset losses of $0.4 million, and telecommunication expense of $0.3 million. These decreases were partially offset by an increase in equipment and software related expenses ($1.2 million), bankcard expenses ($0.3 million), and FDIC insurance expense ($0.2 million).

2019 vs. 2018

    Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2019	2018	$ Change	% Change
Unrealized gains (losses) recognized on equity securities still held	$0.9	$(0.1)	$1.0	1,000%
Non-interest income, excluding net investment securities (losses) gains	67.5	60.7	6.8	11%
Merger related expenses	0.8	13.3	(12.5)	(94)%
Non-interest expense, excluding merger related expenses	116.8	99.8	17.0	17%

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
    During 2019 and 2018, the Company recognized $0.8 million and $13.3 million, respectively, of acquisition and integration expenses associated with the completed acquisitions of Poage and Farmers Deposit. Excluding these expenses, non-interest expenses increased from $99.8 million for 2018 to $116.8 million for 2019. This increase was primarily due to an increase in salaries and employee benefits of $7.7 million that was largely attributable to the acquisitions of Poage and Farmers Deposit ($4.3 million), annual salary adjustments, and increased incentive compensation. Primarily due to the acquisitions of Poage and Farmers Deposit, other expenses increased $4.5 million, occupancy related expenses increased $1.3 million, equipment and software related expenses increased $1.2 million and bankcard expenses increased $1.1 million, from 2018 to 2019. Partially offsetting these increases was a decrease of $0.6 million in FDIC insurance expense. As the Deposit Insurance Fund ("DIF") reserve ratio exceeded 1.38% at June 30, 2019, the Company received a Small Bank Assessment Credit for the full amount of its Federal Deposit Insurance Corporation ("FDIC") assessment for the third and fourth quarters of 2019.

INCOME TAXES

    Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2020	2019	2018

Income tax expense	$21.7	$24.1	$18.0

Effective tax rate	19.5%	21.3%	20.5%

    A reconciliation of the effective tax rate to the statutory rate is included in Note Twelve of the Notes to Consolidated Financial Statements.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company was in a net deferred tax asset position ($6.7 million) at December 31, 2019 and a net deferred tax liability position ($3.2 million) at December 31, 2020.

    The components of the Company’s net deferred tax assets/liabilities are disclosed in Note Twelve of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset and/or liability associated with unrealized securities losses and/or gains is the tax impact of the unrealized gains and/or losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive Income (Loss).  This deferred tax asset/liability would be realized if the unrealized securities gains/losses on the Company's securities were realized from either the sales or maturities of the related securities. The deferred tax asset associated with the allowance for credit losses is expected to be realized as additional loan charge-offs, which have already been provided for within the Company’s financial statements, are recognized for tax purposes.  The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no significant valuation allowances were necessary as of December 31, 2020 or 2019.

LIQUIDITY

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2020, City National could pay dividends up to $67.7 million without prior regulatory permission.

During 2020, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Nineteen of the Notes to Consolidated Financial Statements.

    During the first quarter of 2020, the Company repaid its Subordinated Debentures, assumed as part of its acquisition of Poage, at a price of 100% of the principal amount. These securities were issued in December 2006 and were callable in whole or in part any time after December 22, 2012.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $36.6 million on an annualized basis for 2021 based on common shareholders of record at December 31, 2020 at a dividend rate of $2.32 per share for 2021.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.3 million of additional cash over the next 12 months. As of December 31, 2020, the Parent Company reported a cash balance of $22.3 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2021.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of December 31, 2020, City National’s assets are significantly funded by deposits and capital. City National maintains borrowing facilities with the FHLB and other financial institutions that can be accessed as necessary to fund operations and to provide contingency funding mechanisms. As of December 31, 2020, City National had the capacity to borrow an additional $2.0 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $89.8 million of cash from operating activities during 2020, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.21 billion at December 31, 2020, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $296 million.

The Company’s net loan to asset ratio is 62.5% as of December 31, 2020 and deposit balances fund 80.8% of total assets as compared to 74.8% for its peers (Bank Holding Company Peer Group, as of the most recent data available as of September 30, 2020, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 58.9% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 2.9% of total assets compared to its peers, which fund 2.2% of total assets with such deposits.

INVESTMENTS

The Company’s investment portfolio increased $0.3 billion from $0.9 billion at December 31, 2019, to $1.2 billion at December 31, 2020.

The investment portfolio is structured to provide flexibility in managing liquidity needs and interest rate risk, while providing acceptable rates of return.

The majority of the Company’s investment securities continue to be mortgage-backed securities. The mortgage-backed securities in which the Company has invested are predominantly underwritten to the standards of, and guaranteed by, government-sponsored agencies such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") and Ginnie Mae ("GNMA").

The Company's municipal bond portfolio of $278 million as of December 31, 2020 has an average tax equivalent yield of 2.58% with an average maturity of 14.8 years. The average dollar amount invested in each security is $1.1 million. The portfolio has 92% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 30% of the portfolio, while 70% has no additional credit support. Management re-underwrites 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 57% of the portfolio, while the remaining 43% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 19% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Texas, Washington, Ohio and various other states.

Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments will be recorded through Other
Comprehensive Income.

TABLE FIVE
INVESTMENT PORTFOLIO

    The carrying value of the Company's securities are presented in the following table (in thousands):

	Carrying Values as of December 31,
	2020	2019	2018
Securities available-for-sale:
Obligations of states and political subdivisions	$277,811	$117,187	$128,070
U.S. Treasuries and U.S. government agencies	—	502	5,733
Mortgage-backed securities:
U.S. government agencies	850,384	642,104	550,758
Private label	10,892	11,485	12,043
Trust preferred securities	4,100	4,461	4,799
Corporate securities	33,610	32,126	16,658
Total Debt Securities available-for-sale	1,176,797	807,865	718,061
Certificates of deposit	1,992	2,241	3,735
Investment funds	—	—	—
Total Securities Available-for-Sale	1,178,789	810,106	721,796
Securities held-to-maturity:
Mortgage backed securities	—	49,036	56,827
Trust preferred securities	—	—	4,000
Total Securities Held-to-Maturity	—	49,036	60,827
Other investment securities:
Marketable equity securities	11,839	12,634	11,771
Non-marketable equity securities	15,533	15,856	18,497
Total Other Investment Securities	27,372	28,490	30,268

Total Securities	$1,206,161	$887,632	$812,891

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

    At December 31, 2020, there were no securities of any non-governmental issuer whose aggregate carrying or estimated fair value exceeded 10% of shareholders’ equity.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$5,302	3.67%	$15,561	3.24%	$32,074	2.78%	$224,874	2.14%
Mortgage-backed securities:
U.S. government agencies	4	2.36	2,023	3.27	245,107	2.22	603,250	1.99
Private label	—	—	—	—	—	—	10,892	3.91
Trust preferred securities	—	—	—	—	—	—	4,100	1.64
Corporate securities	—	—	16,915	4.94	16,207	2.74	488	3.68
Total Debt Securities available-for-sale	5,306	3.67	34,499	4.07	293,388	2.31	843,604	2.06
Certificates of deposit	996	2.38	996	2.84	—	—	—	—
Total Securities available-for-sale	6,302	3.47	35,495	4.04	293,388	2.31	843,604	2.06

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE SIX
LOAN PORTFOLIO

    The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2020	2019	2018	2017	2016

Commercial and industrial	372,989	$308,015	$286,314	$208,484	$185,667

1-4 Family	109,812	N/R	N/R	N/R	N/R
Hotels	294,464	N/R	N/R	N/R	N/R
Multi-family	215,671	N/R	N/R	N/R	N/R
Non Residential Non-Owner Occupied	641,351	N/R	N/R	N/R	N/R
Non Residential Owner Occupied	213,484	N/R	N/R	N/R	N/R
Commercial real estate	1,474,782	1,459,737	1,454,942	1,277,576	1,229,516

Residential real estate	1,587,694	1,640,396	1,635,338	1,468,278	1,451,462
Home equity	136,469	148,928	153,496	139,499	141,965
Consumer	47,688	54,263	51,190	29,162	32,545
DDA overdrafts	2,497	4,760	6,328	4,411	5,071
Total loans	$3,622,119	$3,616,099	$3,587,608	$3,127,410	$3,046,226

$ change from the preceding year	$6,020	$28,491	$460,198	$81,184	$183,692
% change from the preceding year	0.2%	0.8%	14.7%	2.7%	6.4%
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans increased $65 million to $373 million at December 31, 2020, largely due to $55 million of PPP loans.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $15 million to $1.47 billion at December 31, 2020.  At December 31, 2020, $40 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $109.8 million as of December 31, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $294.5 million as of December 31, 2020. Risk characteristics relate to the demand for both business and personal travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $215.7 million as of December 31, 2020. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $641.4 million while nonresidential owner-occupied commercial real estate totaled $213.5 million as of December 31, 2020. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2020, City National was within its internally designated concentration limits. As of December 31, 2020, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (13%). No other NAICS industry classification exceeded 10% of total loans as of December 31, 2020. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2020, the Company had $1.3 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Residential real estate loans decreased $53 million from December 31, 2019 to $1.59 billion at December 31, 2020. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans and the majority of these loans are sold in the secondary market; once sold these loans are not included on the Company's balance sheet and City National does not retain the servicing rights to these loans.  Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. At December 31, 2020, $27 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $12 million from December 31, 2019 to $136 million at December 31, 2020. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $7 million from 2019 to $48 million at December 31, 2020.

    The following table shows the scheduled maturity of loans outstanding as of December 31, 2020 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years	Total

Residential real estate	$266,561	$750,065	$571,068	$1,587,694
Home equity	21,685	52,647	62,137	136,469
Commercial and industrial	130,184	172,128	70,677	372,989
Commercial real estate	224,863	537,170	712,749	1,474,782
Consumer and DDA overdrafts	19,492	28,722	1,971	50,185
Total loans	$662,785	$1,540,732	$1,418,602	$3,622,119

Loans maturing after one year with interest rates that are:
Fixed until maturity	$402,524
Variable or adjustable	2,556,810
Total	$2,959,334

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

As a result of the Company’s analysis of the adequacy of the ACL, the Company recorded a provision for credit losses of $10.7 million during the year ended December 31, 2020, compared to a recovery of credit losses of $1.3 million for the comparable period in 2019. The provision for credit losses recorded during 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company’s estimate of future economic conditions used in its CECL estimates is primarily dependent on expected unemployment ranges. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company’s ACL of $4.1 million. Additionally, adjustments in qualitative and other factors due to COVID-19 added $3.4 million. Due to changes in the Company’s loan portfolio and their associated loss rates, exclusive of COVID-19, the Company’s ACL increased by $3.1 million during 2020, while downgrades of certain credit relationships resulted in an increase in the ACL of $2.9 million during 2020. Partially offsetting these increases in the ACL, was a decrease in the ACL due to the upgrade of a specific credit that was downgraded in 2017, but has since seen improved financial performance. This upgrade released $2.2 million of ACL reserves during 2020.

The Company had net charge-offs of $3.5 million for the year ended December 31, 2020 and $3.1 million for the year ended December 31, 2019.  Net charge-offs for the year ended December 31, 2020 consisted primarily of net charge-offs of residential real estate loans ($1.1 million), DDA overdrafts ($0.9 million), and commercial and industrial loans ($0.8 million).

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of December 31, 2020 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SEVEN
ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

    An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	2020	2019	2018	2017	2016

Balance at beginning of period	$11,589	$15,966	$18,836	$19,730	$19,251

Charge-offs:
Commercial and industrial	(843)	(261)	(733)	(400)	(148)
Commercial real estate	(1,113)	(1,358)	(369)	(720)	(1,676)
Residential real estate	(1,250)	(787)	(682)	(1,637)	(1,734)
Home equity	(420)	(294)	(219)	(403)	(390)
Consumer	(192)	(1,177)	(769)	(60)	(126)
DDA overdrafts	(2,345)	(2,777)	(2,701)	(2,714)	(1,412)
Total charge-offs	(6,163)	(6,654)	(5,473)	(5,934)	(5,486)

Recoveries:
Commercial and industrial	91	764	2,152	58	14
Commercial real estate	525	624	732	112	487
Residential real estate	184	369	367	294	187
Home equity	136	—	—	45	—
Consumer	238	265	166	63	118
DDA overdrafts	1,467	1,505	1,496	1,462	764
Total recoveries	2,641	3,527	4,913	2,034	1,570
Net charge-offs	(3,522)	(3,127)	(560)	(3,900)	(3,916)
Impact of adopting CECL	5,760	—	—	—	—
Provision for (recovery of) credit losses	10,722	(1,250)	(2,310)	3,006	4,395
Balance at end of period	$24,549	$11,589	$15,966	$18,836	$19,730

As a Percent of Average Total Loans:
Net charge-offs	0.10%	0.09%	0.02%	0.13%	0.13%
Provision for (recovery of) credit losses	0.29%	(0.04)%	(0.07)%	0.10%	0.15%

As a Percent of Non-Performing Loans:
Allowance for credit losses	200.69%	98.57%	107.82%	178.39%	140.10%

TABLE EIGHT
NON-PERFORMING LOANS

    The Company's nonperforming assets and past-due loans were as follows (dollars in thousands):

	2020	2019	2018	2017	2016
Non-accrual loans with allowance for credit losses	$9,742	N/R	N/R	N/R	N/R
Non-accrual loans with no allowance for credit losses	2,490	N/R	N/R	N/R	N/R
Total non-accrual loans	$12,232	$11,490	$14,551	$10,297	$13,701
Accruing loans past due 90 days or more	—	267	257	262	382
Total non-performing loans	$12,232	$11,757	$14,808	$10,559	$14,083
Other real estate owned ("OREO")	1,650	4,670	4,608	3,585	4,588
Total non-performing assets	$13,882	$16,427	$19,416	$14,144	$18,671

As a Percentage of Total Loans and OREO
Non-performing assets	0.38%	0.45%	0.54%	0.45%	0.61%

Past-due loans	$8,888	$11,396	$13,131	$10,963	$8,594

As a Percentage of Total Loans
Past-due loans	0.25%	0.32%	0.37%	0.35%	0.28%
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company’s ratio of non-performing assets to total loans and other real estate owned decreased from 0.45% at December 31, 2019 to 0.38% at December 31, 2020.  Excluded from this ratio are purchased credit deteriorated ("PCD") loans in which the Company estimated cash flows and estimated a credit mark. Such loans would be considered nonperforming loans if the loan's performance deteriorates below the Company's initial expectation. Total past due loans decreased from $11.4 million, or 0.32% of total loans outstanding, at December 31, 2019 to $8.9 million, or 0.25% of total loans outstanding, at December 31, 2020.

TABLE NINE
TROUBLED DEBT RESTRUCTURINGS ("TDRS")

The following table sets forth the Company’s TDRs (in thousands):

	2020	2019	2018	2017	2016
Commercial and industrial	$—	$—	$98	$135	$42

1-4 Family	121	N/R	N/R	N/R	N/R
Hotels	2,634	N/R	N/R	N/R	N/R
Multi-family	1,883	N/R	N/R	N/R	N/R
Non Residential Non-Owner Occupied	—	N/R	N/R	N/R	N/R
Non Residential Owner Occupied	—	N/R	N/R	N/R	N/R
Commercial real estate	4,638	4,973	8,205	8,381	5,525

Residential real estate	19,226	21,029	23,521	21,089	20,815
Home equity	2,001	3,628	3,030	3,097	3,135
Consumer	277	—	—	—	—
Total TDRs	$26,142	$29,630	$34,854	$32,702	$29,517
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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection made up 79% of the Company's total TDRs as of December 31, 2020. The average age of these TDRs was 13.2 years; the average current balance as a percentage of the original balance was 68.9%; and the average loan-to-value ratio was 63.3% as of December 31, 2020. Of the total 401 Chapter 7 related TDRs, 34 had an estimated loss exposure based on the current balance and appraised value at December 31, 2020.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented. In addition, modifications or deferrals pursuant to the CARES Act do not represent TDRs. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

During the year ended December 31, 2020, the Company granted deferrals of approximately $135 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of December 31, 2020, approximately $9 million of these loans were still deferring, while approximately $126 million have resumed making their normal loan payment. As of December 31, 2020, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

During the year ended December 31, 2020, the Company granted deferrals of approximately $455 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of December 31, 2020, approximately $99 million of these loans were still deferring (including $88 million for hotel and lodging related loans), while approximately $356 million have resumed making their normal loan payment.

TABLE TEN
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

    The allocation of the allowance for credit losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2020		2019		2018		2017		2016
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$3,644	10%	$2,059	9%	$4,060	8%	$4,571	7%	$4,206	6%
Commercial real estate	10,997	41	2,606	40	4,495	41	6,183	41	6,573	40
Residential real estate	8,093	44	3,448	45	4,116	46	5,212	47	6,680	48
Home equity	630	4	1,187	4	1,268	4	1,138	4	1,417	5
Consumer	163	1	975	2	319	1	62	1	82	1
DDA overdrafts	1,022	—	1,314	—	1,708	—	1,670	—	772	—
Allowance for Credit Losses	$24,549	100%	$11,589	100%	$15,966	100%	$18,836	100%	$19,730	100%

The ACL increased from $11.6 million at December 31, 2019 to $24.5 million at December 31, 2020. As previously discussed, the adoption of CECL comprised $5.8 million of the increase from December 31, 2019. Below is a summary of the changes in the components of the ACL from December 31, 2019 to December 31, 2020.

The allowance attributed to the commercial and industrial loan portfolio increased $1.5 million from $2.1 million at December 31, 2019 to $3.6 million at December 31, 2020. The adoption of CECL increased the allowance by $1.7 million.

The allowance attributed to the commercial real estate loan portfolio increased $8.4 million from $2.6 million at December 31, 2019 to $11.0 million at December 31, 2020. The adoption of CECL increased the allowance by $3.3 million. The remainder of the increase was largely attributable to a change in the unemployment forecast range due to COVID-19, changes in the migration within the portfolio and an increase to the qualitative factors utilized related to COVID-19.

The allowance attributed to the residential real estate portfolio increased $4.7 million from $3.4 million at December 31, 2019 to $8.1 million at December 31, 2020. The adoption of CECL increased the allowance by $2.1 million. The remainder of the increase was largely attributable to a change in the unemployment forecast range and an increase in the qualitative factors utilized due to COVID-19 as well as an increase in the historical loss rates associated with the portfolio.

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities is considered in the Company’s analysis.  The Company had approximately $109 million of goodwill at December 31, 2020 and 2019, and no impairment was required to be recognized in 2020 or 2019, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

Scheduled maturities of time certificates of deposit of $100,000 or more at December 31, 2020 are summarized in the table below (in thousands). The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling $171.3 million (approximately 14% of total time deposits).

TABLE ELEVEN
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	Amounts	Percentage

Three months or less	$182,976	31%
Over three months through six months	192,735	32
Over six months through twelve months	83,867	14
Over twelve months	133,615	23
Total	$593,193	100%

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

            At December 31, 2020, approximately 22% of total assets, or $1,244 million, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2020, approximately $53 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Eighteen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations that may require future cash payments according to the terms of the obligations. Demand, both noninterest- and interest-bearing, and savings deposits are, generally, payable immediately upon demand at the request of the customer. Therefore, the contractual maturity of these obligations is presented in the following table as "less than one year." Time deposits, typically certificates of deposit, are customer deposits that are evidenced by an agreement between the Company and the customer that specify stated maturity dates; early withdrawals by the customer are subject to penalties assessed by the Company. Short-term borrowings and long-term debt represent borrowings of the Company and have stated maturity dates. Operating leases between the Company and the lessor have stated expiration dates and renewal terms.

TABLE TWELVE
CONTRACTUAL OBLIGATIONS

    The composition of the Company's contractual obligations as of December 31, 2020 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Between One and Three Years	Between Three and Five Years	Greater than Five Years	Total

Noninterest-bearing demand deposits	$1,176,990	$—	$—	$—	$1,176,990
Interest-bearing demand deposits(1)	1,027,207	—	—	—	1,027,207
Savings deposits(1)	1,188,010	—	—	—	1,188,010
Time deposits(1)	933,380	289,948	38,457	462	1,262,247
Short-term borrowings(1)	296,434	—	—	—	296,434
Low income housing tax credits ("LIHTCs") funding commitments	3,498	3,552	344	442	7,836
Supplemental employee retirement plans	815	1,298	1,123	4,425	7,661
Deferred compensation plans	—	—	223	1,780	2,003
Defined benefit plan	1,000	—	—	1,870	2,870
Real estate leases	990	1,380	897	1,800	5,067
Total Contractual Obligations	$4,628,324	$296,178	$41,044	$10,779	$4,976,325

(1)Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2020. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2020 was $2.1 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

OFF–BALANCE SHEET ARRANGEMENTS

As disclosed in Note Fifteen of the Notes to Consolidated Financial Statements, the Company has entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2020 and 2019, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

CAPITAL RESOURCES

During 2020, Shareholders’ Equity increased $45 million, or 6.9%, from $658 million at December 31, 2019 to $703 million at December 31, 2020.  This increase was primarily due to net income of $90 million and other comprehensive income of $25 million, partially offset by cash dividends declared of $37 million and common share repurchases of $36 million.

On February 27, 2019, the Company announced that the Board of Directors rescinded the 2014 plan and authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of the outstanding shares), in open market transactions, at prices that are accretive to continuing shareholders. No timetable was placed on the duration of this share repurchase program. During the year ended December 31, 2020, the Company repurchased approximately 573,000 common shares at a weighted average price of $63.68. At December 31, 2020, the Company could repurchase approximately 166,000 shares under the current plan.

    As of January 1, 2019, the Basel III Capital Rules require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

    The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier 1 Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier 1 Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

December 31, 2019:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier 1 Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier 1 Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

As of December 31, 2020, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized."  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2020, management believes that City Holding and City National meet all capital adequacy requirements.

    In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the "community bank leverage ratio framework." A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the "well capitalized" ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and its subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note Two, "Recent Accounting Pronouncements," of the Notes to Consolidated Financial Statements, discusses recently issued new accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

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

 The Company’s Asset and Liability Committee ("ALCO") has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

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

The following table summarizes the sensitivity of the Company’s net income to various interest rate scenarios. The results of the sensitivity analyses presented below differ from the results used internally by ALCO in that, in the analyses below, interest rates are assumed to have an immediate and sustained parallel shock. The Company recognizes that rates are volatile, but rarely move with immediate and parallel effects. Internally, the Company considers a variety of interest rate scenarios that are deemed to be possible while considering the level of risk it is willing to assume in "worst-case" scenarios such as shown by the following:

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2020
+400	4.25%	+22.1%
+300	3.25	+21.5
+200	2.25	+17.9
+100	1.25	+12.0

December 31, 2019
+300	4.75%	+3.8%
+200	3.75	+4.8
+100	2.75	+3.7
-50	1.25	-3.9
-100	0.75	-10.0

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2021 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2020, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting. This report appears on page 59.

February 24, 2021

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of City Holding Company and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Adoption and Qualitative Factors

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2020 as described in Notes 1 and 5 of the consolidated financial statements using the modified retrospective method. Also see explanatory paragraph above. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on reasonable and supportable forecast of future economic conditions, historical loss experience and qualitative factors. In order to estimate the expected credit losses, the Company implemented new loss estimation models. The Company disclosed the impact of adoption of this standard on January 1, 2020 with a $5.8 million increase to the allowance for credit losses and a $2.3 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending December 31, 2020 was $10.7 million and the Allowance for Credit Losses at December 31, 2020 was $24.5 million.

The Company utilizes both migration measurement and vintage methods for determining the allowance for credit losses. The migration measurement method is an analysis that tracks a closed pool of loans for a configurable period of time and calculates a loss ratio on only those loans in the pool at the start date based on outstanding balance. This analysis is used for commercial and industrial and commercial real estate loan segments. The vintage method is a predictive loss model that includes a reasonable approximation of probable and estimable future losses by tracking each loan's net losses over the life of the loan as compared to its original balance. This analysis is used for residential real estate, home equity and consumer loan segments. Loans that no longer exhibit shared risk characteristics are evaluated on an individual basis.

We identified the adoption of the allowance for credit losses and application of the qualitative factors as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes related to the qualitative factors. The principal considerations resulting in our determination included the following:

•Significant audit effort to evaluate the appropriateness of selection of loss estimation models, loan segmentation, reasonable and supportable forecast of economic variables and historical loss period used in the calculation at adoption
•Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.
•Significant audit effort to test the completeness and accuracy of historical data used in the loss estimation models at adoption

The primary procedures performed to address this critical audit matter included:

•Testing the effectiveness of management’s internal controls over the Company’s initial selection of significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, information systems and model validation as part of the adoption of the new accounting standard.

•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, specifically testing the completeness and accuracy of data used as the basis for adjustments related to the qualitative factors, and testing management’s review of the reasonableness of qualitative factors.
•Substantively testing management’s initial selection of significant model assumptions and judgments, loan segmentation, and reasonable and supportable forecast as part of the adoption of the new accounting standard
•Substantively testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness
•Substantively testing the completeness and accuracy of the historical data used in the loss estimation models

/s/ Crowe LLP
We have served as the Company's auditor since 2019.
Louisville, Kentucky
February 24, 2021

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of City Holding Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows of City Holding Company (the Company) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company's auditor from 1982 to 2019.
Charleston, West Virginia
March 11, 2019

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$77,412	$88,658
Interest-bearing deposits in depository institutions	451,247	51,486
Cash and Cash Equivalents	528,659	140,144

Investment securities available for sale, at fair value	1,178,789	810,106
Investment securities held-to-maturity, at amortized cost (approximate fair value at December 31, 2019 - $50,598)	—	49,036
Other securities	27,372	28,490
Total Investment Securities	1,206,161	887,632

Gross loans	3,622,119	3,616,099
Allowance for credit losses	(24,549)	(11,589)
Net Loans	3,597,570	3,604,510

Bank owned life insurance	118,243	115,261
Premises and equipment, net	76,925	76,965
Accrued interest receivable	15,793	11,569
Deferred tax assets, net	—	6,669
Goodwill and other intangible assets, net	118,592	120,241
Other assets	96,697	55,765
Total Assets	$5,758,640	$5,018,756

Liabilities
Deposits:
Noninterest-bearing	$1,176,990	$805,087
Interest-bearing:
Demand deposits	1,027,201	896,465
Savings deposits	1,188,003	1,009,771
Time deposits	1,260,022	1,364,571
Total Deposits	4,652,216	4,075,894

Short-term borrowings:
Securities sold under agreements to repurchase	295,956	211,255
Long-term debt	—	4,056
Deferred tax liabilities, net	3,202	—
Other liabilities	106,160	69,568
Total Liabilities	5,057,534	4,360,773

Commitments and contingencies - see Note Fifteen

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; — issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2020 and 2019, less 3,280,040 and 2,744,109 shares in treasury, respectively	47,619	47,619
Capital surplus	171,304	170,309
Retained earnings	589,988	539,253
Cost of common stock in treasury	(139,038)	(105,038)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	36,894	12,110
Underfunded pension liability	(5,661)	(6,270)
Total Accumulated Other Comprehensive Income (Loss)	31,233	5,840
Total Shareholders’ Equity	701,106	657,983
Total Liabilities and Shareholders’ Equity	$5,758,640	$5,018,756

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2020	2019	2018
Interest Income
Interest and fees on loans	$150,498	$170,012	$142,055
Interest on investment securities:
Taxable	23,355	23,389	17,337
Tax-exempt	3,914	2,967	2,843
Interest on deposits in depository institutions	492	1,332	1,666
Total Interest Income	178,259	197,700	163,901

Interest Expense
Interest on deposits	22,522	32,666	21,397
Interest on short-term borrowings	993	3,491	3,415
Interest on long-term debt	100	182	880
Total Interest Expense	23,615	36,339	25,692
Net Interest Income	154,644	161,361	138,209
Provision for (recovery of) credit losses	10,722	(1,250)	(2,310)
Net Interest Income After Provision for (recovery of) Credit Losses	143,922	162,611	140,519

Non-Interest Income
Net gains on sale of investment securities	62	69	—
Unrealized (losses) gains recognized on equity securities still held	(863)	888	(90)
Service charges	25,733	31,515	29,704
Bankcard revenue	23,059	21,093	18,369
Trust and investment management fee income	7,736	7,159	6,529
Bank owned life insurance	4,424	3,766	3,090
Sale of VISA shares	17,837	—	—
Other income	4,692	4,000	2,962
Total Non-Interest Income	82,680	68,490	60,564

Non-Interest Expense
Salaries and employee benefits	62,074	62,138	54,385
Occupancy related expenses	9,765	10,595	9,323
Equipment and software related expenses	10,200	8,964	7,729
FDIC insurance expense	884	638	1,251
Advertising	2,776	3,344	2,974
Bankcard expenses	5,893	5,555	4,503
Postage, delivery, and statement mailings	2,268	2,416	2,157
Office supplies	1,556	1,559	1,319
Legal and professional fees	2,176	2,371	1,847
Telecommunications	2,129	2,455	1,750
Repossessed asset losses, net of expenses	245	634	845
Merger related costs	—	797	13,257
Other expenses	15,324	16,148	11,726
Total Non-Interest Expense	115,290	117,614	113,066

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2020	2019	2018
Income Before Income Taxes	$111,312	$113,487	$88,017
Income tax expense	21,717	24,135	18,015
Net Income Available to Common Shareholders	$89,595	89,352	$70,002

Average shares outstanding, basic	15,975	16,314	15,421
Effect of dilutive securities	20	19	18
Average shares outstanding, diluted	15,995	16,333	15,439

Basic earnings per common share	$5.55	$5.43	$4.50
Diluted earnings per common share	$5.55	$5.42	$4.49

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2020	2019	2018

Net income available to common shareholders	$89,595	$89,352	$70,002

Available-for-Sale Securities
Unrealized gain (loss) on available-for-sale securities arising during period	31,157	27,115	(7,054)
Reclassification adjustment for net (gains) losses	(62)	(69)	90
Reclassification of unrealized gain on held-to-maturity securities to available-for-sale	1,562	—	—
Other comprehensive income (loss) related to available-for-sale securities	32,657	27,046	(6,964)

Defined Benefit Pension Plan
Amortization of actuarial net gains	1,089	917	890
Recognition of unrealized losses	(352)	(1,447)	(1,982)
Change in underfunded pension liability	737	(530)	(1,092)

Other comprehensive income (loss) before income taxes	33,394	26,516	(8,056)
Tax effect	(8,001)	(6,194)	1,875
Other comprehensive income (loss), net of tax	25,393	20,322	(6,181)

Comprehensive income, net of tax	$114,988	$109,674	$63,821

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2017	$47,619	$140,960	$444,481	$(124,909)	$(5,644)	$502,507
Net income	—	—	70,002	—	—	70,002
Other comprehensive income, net of tax	—	—	—	—	(6,181)	(6,181)
Adoption of ASU No. 2016-01	—	—	2,657	—	(2,657)	—
Cash dividends declared ($1.98 per share)	—	—	(31,173)	—	—	(31,173)
Stock-based compensation expense, net	—	2,151	—	—	—	2,151
Restricted awards granted	—	(1,585)	—	1,585	—	—
Exercise of 30 stock options	—	(736)	—	1,900	—	1,164
Purchase of 290 treasury shares	—	—	—	(20,271)	—	(20,271)
Acquisition of Poage (1,142 shares)	—	28,765	—	53,800	—	82,565
Balances at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764

Balances at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	89,352	—	—	89,352
Other comprehensive income, net of tax	—	—	—	—	20,322	20,322
Cash dividends declared ($2.20 per share)	—	—	(36,066)	—	—	(36,066)
Stock-based compensation expense, net	—	2,516	—	—	—	2,516
Restricted awards granted	—	(1,657)	—	1,657	—	—
Exercise of 12 stock options	—	(105)	—	631	—	526
Purchase of 261 treasury shares	—	—	—	(19,431)	—	(19,431)
Balances at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983

Balances at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Cumulative change in accounting principle (Note 1)	—	—	(2,335)	—	—	(2,335)
Balances at January 1, 2020	47,619	170,309	536,918	(105,038)	5,840	655,648
Net income	—	—	89,595	—	—	89,595
Other comprehensive income, net of tax	—	—	—	—	25,393	25,393
Cash dividends declared ($2.29 per share)	—	—	(36,525)	—	—	(36,525)
Stock-based compensation expense, net	—	3,253	—	—	—	3,253
Restricted awards granted	—	(2,146)	—	2,146	—	—
Exercise of 5 stock options	—	(112)	—	335	—	223
Purchase of 573 treasury shares	—	—	—	(36,481)	—	(36,481)
Balances at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2020	2019	2018

Net income available to common shareholders	$89,595	$89,352	$70,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	4,882	699	1,281
Provision for (recovery of) credit losses	10,722	(1,250)	(2,310)
Depreciation of premises and equipment	5,790	5,003	5,087
Deferred income tax expense (benefit)	2,640	4,939	(1,244)
Net periodic employee benefit cost	723	622	471
Pension contributions	(450)	—	(1,509)
Unrealized and realized investment securities losses (gains)	801	(957)	90
Gain from the sale of VISA shares	(17,837)	—	—
Stock-based compensation expense	3,253	2,516	2,151
Excess tax benefit from stock-compensation expense	(165)	(461)	(506)
Increase in value of bank-owned life insurance	(4,424)	(3,766)	(3,090)
Loans held for sale:
Loans originated for sale	(28,236)	(18,757)	(15,196)
Proceeds from the sale of loans originated for sale	28,909	20,917	13,993
Gain on sale of loans	(368)	(589)	(351)
Asset write down	—	297	491
Change in accrued interest receivable	(4,224)	855	(1,500)
Change in other assets	(13,790)	(1,959)	5,404
Change in other liabilities	11,974	7,587	4,308
Net Cash Provided by Operating Activities	89,795	105,048	77,572

Net increase in loans	(3,911)	(30,146)	(95,284)
Securities available-for-sale
Purchases	(461,430)	(209,588)	(130,876)
Proceeds from sales	30,307	70,404	—
Proceeds from maturities and calls	139,175	75,717	56,841
Securities held-to-maturity
Purchases	—	—	(4,925)
Proceeds from maturities and calls	—	11,706	8,439
Other investments
Purchases	(2,295)	(11,100)	(35,350)
Proceeds from sales	2,425	13,790	31,271
Proceeds from the sale of VISA shares	17,837	—	—
Purchases of premises and equipment	(5,544)	(4,729)	(10,192)
Proceeds from the disposals of premises and equipment	483	598	3,884
Proceeds from the disposition of assets held-for-sale	540	2,285	—
Proceeds from bank-owned life insurance policies	2,019	2,423	425
Payments for low income housing tax credits	(4,892)	(5,530)	(4,924)
Sale of Virginia Beach branch, net	—	(24,661)	—
Acquisition of Farmers Deposit Bancorp, Inc., net of cash acquired of $4,209	—	—	(20,691)
Acquisition of Poage Bankshares, Inc., net of cash acquired of $34,288	—	—	32,917
Net Cash Used in Investing Activities	(285,286)	(108,831)	(168,465)

Net increase in noninterest-bearing deposits	371,903	26,727	32,097
Net increase in interest-bearing deposits	205,041	100,192	156,302
Net increase (decrease) in short-term borrowings	84,701	(50,656)	7,667
Repayment of long-term debt	(4,056)	—	(16,495)
Proceeds from sale of capital securities	—	—	495
Purchases of treasury stock	(36,481)	(19,431)	(20,271)

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2020	2019	2018

Proceeds from exercise of stock options	223	526	1,164
Other financing activities	(652)	(875)	—
Dividends paid	(36,673)	(35,547)	(29,583)
Net Cash Provided by Financing Activities	584,006	20,936	131,376
Increase in Cash and Cash Equivalents	388,515	17,153	40,483
Cash and cash equivalents at beginning of period	140,144	122,991	82,508
Cash and Cash Equivalents at End of Period	$528,659	$140,144	$122,991

Supplemental Cash Flow Information:
Interest paid	$25,400	$37,000	$24,800
Income taxes paid	26,700	14,900	20,800

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CITY HOLDING COMPANY AND SUBSIDIARIES

NOTE ONE – SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    Summary of Significant Accounting and Reporting Policies: The accounting and reporting policies of City Holding Company and its subsidiaries (the "Company") conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. Actual results could differ from management’s estimates. The following is a summary of the more significant policies.

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

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 94 banking offices in West Virginia, Kentucky, Virginia and southeastern Ohio. City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems and Internet technology. The Company conducts its business activities through one reportable business segment - community banking.

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

Management employs a continuous monitoring process in regards to its marketable equity securities, specifically its portfolio of regional community bank holdings. Although the regional community bank stocks that are owned by the Company are publicly traded, the trading activity for these stocks is minimal. As part of management's review process for these securities, management reviews the financial condition of each respective community bank for any indications of financial weakness.

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

    Fair Value of Financial Instruments: ASC Topic 825 "Financial Instruments," as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rate and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

    Generally, all loan types are considered past due when the contractual terms of a loan are not met and the borrower is 30 days or more past due on a payment.  Furthermore, all loans are generally subject to charge-off when the loan becomes 120 days past due, depending on the estimated fair value of the collateral less cost to dispose, versus the outstanding loan balance.

    Allowance for Credit Losses: The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These evaluations are conducted at least quarterly and more frequently if deemed necessary.

    In evaluating the appropriateness of its allowance for credit losses, the Company stratifies the loan portfolio into six major groupings. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

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

The Company’s policy on loan modifications typically does not allow for modifications that would be considered a concession from the Company.  However, when there is a modification, the Company evaluates each modification to determine if the modification constitutes a troubled debt restructuring ("TDR") in accordance with ASU 2011-02, whereby a modification of a loan would be considered a TDR when both of the following conditions are met: (1) a borrower is experiencing financial difficulty and (2) the modification constitutes a concession.  When determining whether the borrower is experiencing financial difficulties, the Company reviews whether the debtor is currently in payment default on any of its debt or whether it is probable that the debtor would be in payment default in the foreseeable future without the modification.  Other indicators of financial difficulty include whether the debtor has declared or is in the process of declaring bankruptcy, the debtor’s ability to continue as a going concern, or the debtor’s projected cash flow to service its debt

(including principal and interest) in accordance with the contractual terms for the foreseeable future, without a modification. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented. In addition, modifications or deferrals pursuant to the CARES Act do not represent TDRs. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

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

    Other Real Estate Owned:  Other real estate owned ("OREO") is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at fair value less estimated selling costs.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale.  As of December 31, 2020 and 2019, the amount of OREO included in Other Assets was $1.7 million and $4.7 million, respectively. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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

    Derivative Financial Instruments: Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. The Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations. The Company also utilizes fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The gains or losses on these hedges are recognized in current earnings as fair value changes.

Long-Term Debt: As part of its December 2018 acquisition of Poage Bankshares, Inc. ("Poage"), the Company assumed Poage's subordinated debentures ($4.1 million). During the first quarter of 2020, the Company repaid these debentures at a price of 100% of the principal amount. The weighted average rate of these debentures was 3.74% for the year ended December 31, 2019.

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

    The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $14.4 million and $10.1 million at December 31, 2020 and 2019, respectively. The unfunded commitments associated with these investments were $6.8 million and $3.2 million at December 31, 2020 and 2019, respectively, and were recorded within Other Liabilities within the Consolidated Balance Sheets.

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

NOTE TWO – RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU became effective for the Company on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's financial statements. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This amendment clarifies the guidance in ASU No. 2017-12. This amendment became effective for the Company on January 1, 2020. Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments has been recorded through Other Comprehensive Income.

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

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index will be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope," which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has reviewed the loan portfolio and taken the appropriate steps to prepare for the change from LIBOR to SOFR.

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

In August 2018, the FASB issued ASU No. 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." This amendment removes, modifies, and clarifies certain disclosure requirements for defined benefit plans and other post-employment benefit plans. This ASU became effective for the Company on December 31, 2020. The adoption of ASU No. 2018-14 did not have a material impact on the Company's financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This ASU became effective for the Company on January 1, 2021. The adoption of ASU No. 2019-12 is not expected to have a material impact on the Company's financial statements.

NOTE THREE – RESTRICTIONS ON CASH AND DUE FROM BANKS

    City National was previously required to maintain an average reserve balance with the Federal Reserve Bank of Richmond to compensate for services provided by the Federal Reserve and to meet statutory required reserves for demand deposits. The average amount of the reserve balance for the year ended December 31, 2019 was approximately $47.3 million. On March 15, 2020, the Board of Governors of the Federal Reserve waived the average reserve balance requirement effective March 26, 2020.

NOTE FOUR – INVESTMENTS

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasuries and U.S.
government agencies	$—	$—	$—	$—	$500	$2	$—	$502
Obligations of states and
political subdivisions	266,483	11,467	139	277,811	112,393	4,800	6	117,187
Mortgage-backed securities:
U.S. government agencies	815,682	34,807	105	850,384	631,637	12,292	1,825	642,104
Private label	9,976	916	—	10,892	10,896	589	—	11,485
Trust preferred securities	4,557	—	457	4,100	4,781	27	347	4,461
Corporate securities	31,465	2,146	1	33,610	31,669	500	43	32,126
Total Debt Securities	1,128,163	49,336	702	1,176,797	791,876	18,210	2,221	807,865
Certificates of deposit held for investment	1,992	—	—	1,992	2,241	—	—	2,241
Total Securities
Available-for-Sale	$1,130,155	$49,336	$702	$1,178,789	$794,117	$18,210	$2,221	$810,106

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies	$—	$—	$—	$—	$49,036	$1,562	—	$50,598
Total Securities
Held-to-Maturity	$—	$—	$—	$—	$49,036	$1,562	$—	$50,598

Effective January 1, 2020, the Company reclassified its held-to-maturity securities as available-for-sale utilizing the transition guidance under ASU 2019-04, and the unrealized gains/losses on these investments has been recorded through Other Comprehensive Income.

The Company's other investment securities include marketable and non-marketable equity securities. At December 31, 2020 and 2019, the Company held $11.8 million and $12.6 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation ("FXNC") (4%) and Eagle Financial Services, Inc. ("EFSI") (1.5%). Changes in the fair value of the marketable equity securities are recorded in "unrealized (losses) gains recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2020 and 2019, the Company held $15.5 million and $15.9 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At December 31, 2020 and 2019, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2020 and 2019.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$10,578	$139	$—	$—	$10,578	$139
Mortgage-backed securities:
U.S. Government agencies	62,412	105	35	—	62,447	105
Trust preferred securities	—	—	4,100	457	4,100	457
Corporate securities	488	1	—	—	488	1
Total available-for-sale	$73,478	$245	$4,135	$457	$77,613	$702

	December 31, 2019
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$230	$—	$1,439	$6	$1,669	$6
Mortgage-backed securities:
U.S. Government agencies	123,289	1,247	34,746	578	158,035	1,825
Trust preferred securities	4,200	347	—	—	4,200	347
Corporate securities	11,248	43	—	—	11,248	43
Total available-for-sale	$138,967	$1,637	$36,185	$584	$175,152	$2,221

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2019.

    As of December 31, 2020, management does not intend to sell any securities that are in an unrealized loss position and it is not more than likely that it will be required to sell the securities before the recovery of the amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of December 31, 2020, management believes the unrealized losses detailed in the table above are temporary and no allowance for credit losses for available-for-sale securities has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the years ended December 31, 2020, 2019 and 2018, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at December 31, 2020, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$5,211	$5,307
Due after one year through five years	32,776	34,499
Due after five years through ten years	276,898	293,388
Due after ten years	813,278	843,603
	$1,128,163	$1,176,797

    Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2020	2019	2018

Gross unrealized gains recognized on equity securities still held	$223	$888	$208
Gross unrealized losses recognized on equity securities still held	(1,086)	—	(298)
Net unrealized (losses) gains recognized on equity securities still held	$(863)	$888	$(90)

Gross realized gains	$139	$226	$—
Gross realized losses	(77)	(157)	—
Net realized investment security gains	$62	$69	$—
During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company’s balance sheet was $0, as City National had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $644 million and $518 million at December 31, 2020 and 2019, respectively.

NOTE FIVE – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2020	December 31, 2019

Commercial and industrial	$372,989	$308,015

1-4 Family	109,812	N/R
Hotels	294,464	N/R
Multi-family	215,671	N/R
Non Residential Non-Owner Occupied	641,351	N/R
Non Residential Owner Occupied	213,484	N/R
Commercial real estate	1,474,782	1,459,737

Residential real estate	1,587,694	1,640,396
Home equity	136,469	148,928
Consumer	47,688	54,263
DDA overdrafts	2,497	4,760
Gross loans	3,622,119	3,616,099
Allowance for credit losses	(24,549)	(11,589)
Net loans	$3,597,570	$3,604,510

Construction loans included in:
Residential real estate	$27,078	$29,033
Commercial real estate	40,449	64,049
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

Paycheck Protection Program

The Company originated loans to its customers under the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA") under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness, are fully guaranteed by the SBA. Through December 31, 2020, the Company has funded approximately $90 million of SBA-approved PPP loans to over 1,500 customers. Under the terms of the program, the SBA paid the lender a processing fee tiered by the size of the loan (5% for loans less than $350,000; 3% for loans greater than $350,000 but less than $2.0 million; and 1% for loans greater than $2.0 million). The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of December 31, 2020, has received forgiveness proceeds of approximately $30 million.

NOTE SIX – ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the years ended December 31, 2020, 2019 and 2018 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and industrial	Commercial real estate	Residential real estate	Home equity	Consumer	DDA overdrafts	Total
December 31, 2020
Allowance for loan loss
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(843)	(1,113)	(1,250)	(420)	(192)	(2,345)	(6,163)
Recoveries	91	525	184	136	238	1,467	2,641
Provision for (recovery of) credit losses	622	5,725	3,572	325	(48)	526	10,722
Ending balance	$3,644	$10,997	$8,093	$630	$163	$1,022	$24,549

December 31, 2019
Allowance for loan loss
Beginning balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966
Charge-offs	(261)	(1,358)	(787)	(294)	(1,177)	(2,777)	(6,654)
Recoveries	764	624	369	—	265	1,505	3,527
(Recovery of) provision for credit losses	(2,504)	(1,155)	(250)	213	1,568	878	(1,250)
Ending balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	$11,589

December 31, 2018
Allowance for loan loss
Beginning balance	$4,571	$6,183	$5,212	$1,138	$62	$1,670	$18,836
Charge-offs	(733)	(369)	(682)	(219)	(769)	(2,701)	(5,473)
Recoveries	2,152	732	367	—	166	1,496	4,913
(Recovery of) provision for credit losses	(1,930)	(2,051)	(781)	349	860	1,243	(2,310)
Ending balance	$4,060	$4,495	$4,116	$1,268	$319	$1,708	$15,966

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio.  Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The provision for credit losses recorded during the year ended December 31, 2020 largely reflects the expected economic impact from the COVID-19 pandemic. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges have significantly increased and resulted in an increase in the Company's provision for credit losses.

    Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance.

Non-Performing Loans

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2020 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$172	$596	$—

1-4 Family	—	2,056	—
Hotels	—	2,951	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	508	—
Non Residential Owner Occupied	2,297	589	—
Commercial Real Estate	2,297	6,104	—

Residential Real Estate	21	2,947	—
Home Equity	—	95	—
Consumer	—	—	—
Total	$2,490	$9,742	$—

The following table presents the Company's loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2019 (in thousands):

		Loans Past Due
		Over 90 Days
	Non-accrual	Still Accruing
Commercial and industrial	$1,182	$184
Commercial real estate	6,384	—
Residential real estate	3,393	83
Home equity	531	—
Consumer	—	—
Total	$11,490	$267

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the years ended December 31, 2020 and 2019, respectively.

The following presents the aging of the amortized cost basis in past-due loans as of December 31, 2020 and 2019 by class of loan (in thousands):

	December 31, 2020
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$1,213	$27	$—	$1,240	$370,981	$768	$372,989

1-4 Family	484	—	—	484	107,272	2,056	109,812
Hotels	—	—	—	—	291,513	2,951	294,464
Multi-family	—	—	—	—	215,671	—	215,671
Non Residential Non-Owner Occupied	119	—	—	119	640,724	508	641,351
Non Residential Owner Occupied	22	—	—	22	210,576	2,886	213,484
Commercial real estate	625	—	—	625	1,465,756	8,401	1,474,782

Residential real estate	5,177	816	—	5,993	1,578,733	2,968	1,587,694
Home equity	575	—	—	575	135,799	95	136,469
Consumer	63	50	—	113	47,575	—	47,688
Overdrafts	334	7	—	341	2,156	—	2,497
Total	$7,987	$900	$—	$8,887	$3,601,000	$12,232	$3,622,119

	December 31, 2019
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$243	$31	$184	$458	$306,375	$1,182	$308,015
Commercial real estate	1,514	66	—	1,580	1,451,773	6,384	1,459,737
Residential real estate	5,758	1,643	83	7,484	1,629,519	3,393	1,640,396
Home equity	840	116	—	956	147,441	531	148,928
Consumer	156	32	—	188	54,075	—	54,263
Overdrafts	644	86	—	730	4,030	—	4,760
Total	$9,155	$1,974	$267	$11,396	$3,593,213	$11,490	$3,616,099

The following table presents the amortized cost basis of individually evaluated impaired collateral-dependent loans as of December 31, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	Secured by
	Real Estate	Equipment
Commercial and industrial	$173	$—

1-4 Family	—	N/A
Hotels	2,837	N/A
Multi-family	—	N/A
Non Residential Non-Owner Occupied	—	N/A
Non Residential Owner Occupied	2,296	N/A
Commercial real estate	5,133	N/A
Total	$5,306	N/A

The following table presents the Company’s individually evaluated impaired loans, by class (in thousands) as of December 31, 2019.

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$501	$501	$—
Commercial real estate	3,546	3,572	—
Total	$4,047	$4,073	$—

With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate	2,644	2,644	87
Total	$2,644	$2,644	$87

    The following table presents information related to the average recorded investment and interest income recognized on the Company's impaired loans, by class (in thousands), for the years ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$578	$—	$845	$—
Commercial real estate	4,388	41	4,623	39
Total	$4,966	$41	$5,468	$39

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	4,261	162	5,043	220
Total	$4,261	$162	$5,043	$220

If the Company's non-accrual and impaired loans had been current in accordance with their original terms, less than $0.2 million of interest income would have been recognized during the years ended December 31, 2019 and 2018.  There were no commitments to provide additional funds on non-accrual or impaired loans at December 31, 2020.

Troubled Debt Restructurings ("TDRs")

The following tables set forth the Company’s TDRs (in thousands):

	December 31, 2020	December 31, 2019
Commercial and industrial	$—	$—

1-4 Family	121	N/R
Hotels	2,634	N/R
Multi-family	1,883	N/R
Non Residential Non-Owner Occupied	—	N/R
Non Residential Owner Occupied	—	N/R
Commercial real estate	4,638	4,973

Residential real estate	19,226	21,029
Home equity	2,001	3,628
Consumer	277	—
Total TDRs	$26,142	$29,630
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company has allocated $1.6 million and $0.8 million of the allowance for credit losses for these loans as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Company has not committed to lend any additional in relation to these loans.

The Company had one TDR that subsequently defaulted in 2019. The loan balance was approximately $3.0 million and the subsequent default resulted in a charge-off of $0.7 million and the remaining balance was transferred to OREO during 2019. The Company has had no significant TDRs that subsequently defaulted in 2020.

The following table presents loans by class, modified as TDRs, that occurred during the years ended December 31, 2020, 2019 and 2018, respectively (dollars in thousands):

	New TDRs			New TDRs			New TDRs
	For the year ended			For the year ended			For the year ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Pre	Post		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	N/R	N/R	N/R	N/R	N/R	N/R
Hotels	—	—	—	N/R	N/R	N/R	N/R	N/R	N/R
Multi-family	—	—	—	N/R	N/R	N/R	N/R	N/R	N/R
Non Owner Non-Owner Occupied	—	—	—	N/R	N/R	N/R	N/R	N/R	N/R
Non Owner Owner Occupied	—	—	—	N/R	N/R	N/R	N/R	N/R	N/R
Commercial real estate	—	—	—	—	—	—	—	—	—

Residential real estate	29	2,724	2,720	31	2,531	2,531	33	2,326	2,326
Home equity	3	94	94	10	967	967	10	274	274
Consumer	—	—	—	—	—	—	—	—	—
Total	32	$2,818	$2,814	41	$3,498	$3,498	43	$2,600	$2,600
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

    The TDRs above increased the allowance for credit losses by less than $0.1 million for each of the years ended of December 31, 2020, 2019 and 2018 and resulted in charge-offs of less than $0.2 million during those same time periods.

Most TDRs above are reported due to filing Chapter 7 banktruptcy. Regulatory guidance requires that loans be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of debt by the bankruptcy court is deemed to be a concession granted to the borrower.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time the modification program was implemented. In addition, modifications or deferrals pursuant to the CARES Act do not represent TDRs. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

During the year ended December 31, 2020, the Company granted deferrals of approximately $135 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of December 31, 2020, approximately $9 million of these loans were still deferring, while approximately $126 million have resumed making their normal loan payment. As of December 30, 2020, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

During the year ended December 31, 2020, the Company granted deferrals of approximately $455 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of December 31, 2020, approximately $99 million of these loans were still deferring (including $88 million for hotel and lodging related loans), while approximately $356 million have resumed making their normal loan payment.

Credit Quality Indicators

All commercial loans within the portfolio are subject to internal risk rating.  All non-commercial loans are evaluated based on payment history.  The Company’s internal risk ratings for commercial loans are:  Exceptional, Good, Acceptable, Pass/Watch, Special Mention, Substandard and Doubtful.  Each internal risk rating is defined in the loan policy using the following criteria:  balance sheet yields; ratios and leverage; cash flow spread and coverage; prior history; capability of management; market position/industry; potential impact of changing economic, legal, regulatory or environmental conditions; purpose; structure; collateral support; and guarantor support.  Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.  Based on an individual loan’s risk grade, estimated loss percentages are applied to the outstanding balance of the loan to determine the amount of expected loss.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$123,920	$51,972	$59,152	$30,440	$16,673	$6,942	$75,018	$364,117
Special mention	72	27	13	47	—	433	508	1,100
Substandard	783	1,553	918	589	268	1,733	1,928	7,772
Total	$124,775	$53,552	$60,083	$31,076	$16,941	$9,108	$77,454	$372,989

Commercial real estate -
Total
Pass	$312,363	$296,876	$179,038	$142,678	$147,772	$280,107	$25,560	$1,384,394
Special mention	442	5,288	1,196	127	159	3,370	—	10,582
Substandard	1,159	22,224	1,855	13,734	9,574	30,938	322	79,806
Total	$313,964	$324,388	$182,089	$156,539	$157,505	$314,415	$25,882	$1,474,782

Commercial real estate -
1-4 Family
Pass	$19,970	$17,540	$8,217	$7,444	$6,158	$33,075	$10,274	$102,678
Special mention	192	—	—	—	159	753	—	1,104
Substandard	119	343	—	863	102	4,603	—	6,030
Total	$20,281	$17,883	$8,217	$8,307	$6,419	$38,431	$10,274	$109,812

Commercial real estate -
Hotels
Pass	$23,886	$95,269	$26,206	$42,593	$21,490	$43,686	$—	$253,130
Substandard	343	15,412	—	6,750	4,465	14,364	—	41,334
Total	$24,229	$110,681	$26,206	$49,343	$25,955	$58,050	$—	$294,464

Commercial real estate -
Multi-family
Pass	$81,127	$56,371	$2,688	$20,730	$23,873	$27,009	$1,363	$213,161
Special mention	—	1,883	551	—	—	—	—	2,434
Substandard	—	—	—	—	—	76	—	76
Total	$81,127	$58,254	$3,239	$20,730	$23,873	$27,085	$1,363	$215,671

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$155,937	$101,011	$115,524	$51,329	$76,219	$125,349	$8,825	$634,194
Special mention	16	504	592	37	—	147	—	1,296
Substandard	580	1,385	1,159	52	1,187	1,338	160	5,861
Total	$156,533	$102,900	$117,275	$51,418	$77,406	$126,834	$8,985	$641,351

Commercial real estate -
Non Residential Owner Occupied
Pass	$31,443	$26,685	$26,403	$20,582	$20,032	$50,988	$5,098	$181,231
Special mention	234	2,901	53	90	—	2,470	—	5,748
Substandard	117	5,084	696	6,069	3,820	10,557	162	26,505
Total	$31,794	$34,670	$27,152	$26,741	$23,852	$64,015	$5,260	$213,484

Residential real estate
Performing	$407,135	$233,709	$176,523	$134,425	$102,828	$416,473	$113,633	$1,584,726
Non-performing	—	—	—	164	41	1,184	1,579	2,968
Total	$407,135	$233,709	$176,523	$134,589	$102,869	$417,657	$115,212	$1,587,694

Home equity
Performing	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,712	$136,374
Non-performing	—	—	—	—	—	—	95	95
Total	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,807	$136,469

Consumer
Performing	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688
Non-performing	—	—	—	—	—	—	—	—
Total	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688

The following table presents the Company's commercial loans by credit quality indicators, by portfolio loan classification (in thousands), as of December 31, 2019:

	Commercial and industrial	Commercial real estate	Total
Pass	$276,847	$1,408,644	$1,685,491
Special mention	2,472	13,838	16,310
Substandard	28,696	37,255	65,951
Doubtful	—	—	—
Total	$308,015	$1,459,737	$1,767,752

The following table presents the Company's non-commercial loans by payment performance, by portfolio loan classification (in thousands), as of December 31, 2019:

	Performing	Non-Performing	Total
Residential real estate	$1,636,920	$3,476	$1,640,396
Home equity	148,397	531	148,928
Consumer	54,263	—	54,263
DDA overdrafts	4,760	—	4,760
Total	$1,844,340	$4,007	$1,848,347

NOTE SEVEN – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2020	2019

Land		$34,185	$34,185
Buildings and improvements	10 to 30 yrs.	97,091	95,662
Equipment	3 to 7 yrs.	46,307	43,135
		177,583	172,982
Less: accumulated depreciation		(100,658)	(96,017)
		$76,925	$76,965

The depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $5.8 million, $5.0 million, and $5.1 million, respectively.

NOTE EIGHT – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2020 and concluded that its carrying value was not impaired. The Company's reporting unit had positive equity and a qualitative assessment was completed, indicating that it was not more likely than not that goodwill was impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2020	2019

Beginning balance	$108,941	$109,567
Goodwill and adjustments acquired in conjunction with the acquisition of Poage	—	(583)
Goodwill and adjustments acquired in conjunction with the acquisition of Farmers Deposit	—	(43)
Ending balance	$108,941	$108,941

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

	2020	2019

Gross carrying amount	$21,190	$21,190
Accumulated amortization	(11,539)	(9,890)
	$9,651	$11,300

Beginning balance	$11,300	$13,281
Amortization expense	(1,649)	(1,981)
Ending balance	$9,651	$11,300

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2021	$1,472
2022	1,386
2023	1,220
2024	1,209
2025	1,185
Thereafter	3,179
$9,651

NOTE NINE – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2020 are summarized as follows (in thousands):

2021	$931,862
2022	201,922
2023	87,440
2024	22,252
2025	16,097
Over five years	449
$1,260,022

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $171.3 million and $184.4 million at December 31, 2020 and 2019, respectively.

NOTE TEN – SHORT-TERM DEBT

    A summary of the Company's short-term borrowings is as follows (dollars in thousands):

	2020	2019	2018

Balance at end of year:
Federal Home Loan Bank advances	$—	$—	$40,000
Securities sold under agreements to repurchase	295,956	211,255	221,911
Federal Funds purchased	—	—	—

Avg. outstanding during the year:
Federal Home Loan Bank advances	$151	$10,752	$74,102
Securities sold under agreements to repurchase	253,289	200,697	190,702
Federal Funds purchased	16	3	353

Max. outstanding at any month end:
Federal Home Loan Bank advances	$9,900	$154,000	$185,000
Securities sold under agreements to repurchase	295,956	226,603	221,911
Federal Funds purchased	—	—	10,000

Weighted-average interest rate:
During the year:
Federal Home Loan Bank advances	0.85%	2.72%	2.21%
Securities sold under agreements to repurchase	0.39	1.59	0.93
Federal Funds purchased	0.83	2.84	2.10
End of the year:
Federal Home Loan Bank advances	0.41%	1.85%	2.76%
Securities sold under agreements to repurchase	0.34	1.51	0.80
Federal Funds purchased	—	—	—

Through City National, the Company has approximately 37,000 shares of Federal Home Loan Bank ("FHLB") stock at par value as of December 31, 2020. Purchases of FHLB stock are required based on City National’s maximum borrowing capacity with the FHLB.  Additionally, FHLB stock entitles the Company to dividends declared by the FHLB and provides an additional source of short-term and long-term funding in the form of collateralized advances. Financing obtained from the FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans. Collateral pledged to the FHLB included approximately $2.2 billion at December 31, 2020 and $2.3 billion at December 31, 2019 in investment securities and 1-4 family residential property loans.  In addition to the short-term financing discussed above, City National had an additional $2.0 billion and $1.9 billion available from unused portions of lines of credit with the FHLB and other financial institutions at December 31, 2020 and 2019, respectively.

    Securities sold under agreements to repurchase include interests in government agency and municipal securities. These agreements mature daily at par.

NOTE ELEVEN – DERIVATIVE INSTRUMENTS

As of December 31, 2020 and 2019, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

    The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$647,613	$52,364	$377,534	$16,094
Loan interest rate swap - liabilities	37,721	562	189,803	3,214

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	37,721	562	189,803	3,214
Loan interest rate swap - liabilities	661,866	52,607	382,566	16,133

    The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2020	2019	2018
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$27,240	$4,342	$1,316
Other income - derivative liabilities	(27,240)	(4,342)	(1,316)
Other expense - derivative liabilities	206	165	50

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

    Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $68.4 million as of December 31, 2020.

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

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million. The gains or losses on these hedges are recognized in current earnings as fair value changes.

NOTE TWELVE – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2020	2019
Allowance for credit losses	$5,883	$2,708
Deferred compensation payable	3,165	2,912
Underfunded pension liability	1,784	1,912
Accrued expenses	2,218	1,196
Other	4,543	8,570
Total Deferred Tax Assets	17,593	17,298

Unrealized securities gains	11,637	3,709
Other	9,158	6,920
Total Deferred Tax Liabilities	20,795	10,629
Net Deferred Tax (Liabilities)/Assets	$(3,202)	$6,669

    No material valuation allowances for deferred tax assets were recorded at December 31, 2020 or 2019 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Significant components of the provision for income taxes are as follows (in thousands):

	2020	2019	2018
Current:
Federal	$16,599	$16,636	$16,846
State	2,478	2,560	2,413
Total current tax expense	19,077	19,196	19,259

Total deferred tax expense	2,640	4,939	(1,244)
Income tax expense	$21,717	$24,135	$18,015

    A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2020	2019	2018

Computed federal taxes at statutory rate	$23,376	$23,832	$18,483
State income taxes, net of federal tax benefit	2,070	2,376	1,730
Tax effects of:
Tax-exempt interest income	(944)	(733)	(694)
Bank-owned life insurance	(929)	(791)	(649)
Income tax credits	(1,113)	(889)	(575)
Other items, net	(743)	340	(280)
Income tax expense	$21,717	$24,135	$18,015

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.6 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2020	2019

Beginning balance	$1,807	$1,811
Additions for current year tax positions	413	115
Additions for prior year tax positions	434	377
Decreases related to lapse of applicable statute of limitation	(565)	(496)
Ending balance	$2,089	$1,807

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2020, 2019 and 2018, the provision related to interest and penalties was approximately $0.2 million, $0.6 million, and $0.2 million, respectively. The balance of accrued interest and penalties at December 31, 2020 and 2019 was $0.9 million and $0.7 million, respectively.

    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2017 and forward.

NOTE THIRTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2013 Incentive Plan (the "2013 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights ("SARs"), or stock awards (collectively, the "awards") to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued under the 2013 Plan, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of the awards granted, including the number of shares, vesting periods, exercise prices (for stock options) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the stock option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  Upon a change-in-control of the Company, as defined in the 2013 Plan, all outstanding awards shall immediately vest. As of December 31, 2020, approximately 407,000 shares were still available to be issued under the 2013 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	2020		2019		2018
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	46,251	$52.74	57,972	$51.15	87,605	$47.15
Granted	—	—	—	—	—	—
Exercised	(4,921)	45.17	(11,721)	44.87	(29,633)	39.31
Forfeited	—	—	—	—	—	—
Outstanding at December 31	41,330	$53.64	46,251	$52.74	57,972	$51.15

Exercisable at end of year	21,459	$50.45	8,063	$44.48	2,697	$45.13

Nonvested at beginning of year	38,188	54.42	55,275	51.40	79,718	48.08
Granted during the year	—	—	—	—	—	—
Vested during the year	(18,317)	51.66	(17,087)	44.65	(24,443)	40.58
Forfeited during the year	—	—	—	—	—	—
Nonvested at end of year	19,871	$56.97	38,188	$54.42	55,275	$51.40

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	For the year ended December 31,
	2020	2019	2018
Proceeds from stock option exercises	$223	$526	$1,164
Intrinsic value of stock options exercised	93	368	944

Stock-based compensation expense associated with stock options	$60	$119	$178
Income tax benefit recognized related to stock-based compensation	5	12	19

At period-end:	2020
Unrecognized stock-based compensation expense	$24
Weighted average period in which the above amount is expected to be recognized	0.9	years

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2020, 2019 and 2018, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2020, the criteria were probable of being met.

Restricted Shares, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

The Company measures compensation expense with respect to restricted shares, RSUs and PSUs (collectively, the "restricted shares") in an amount equal to the fair value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is charged to expense over the respective vesting periods.

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and generally have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2020, the criteria were probable of being met.

In 2018, the Board of Directors granted the named executive officers ("NEOs") of the Company restricted stock units ("RSUs") and performance share units ("PSUs"). The RSUs vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on two factors: (1) the Company's three-year average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies and (2) the Company's total shareholder return ("TSR") during the three-year performance period relative to the TSR of the selected peer companies. Until the time these shares transfer to the participant, the participant does not have the right to vote these shares, nor does the participant receive dividends during the outstanding period (however, dividends are accrued and payable upon transfer). For the restricted shares that have performance-based criteria, management periodically evaluates those criteria and adjusts the number of shares awarded, if necessary.

A summary of the Company’s restricted shares activity and related information is presented below:

	2020		2019		2018
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	148,083		149,692		170,033
Granted	44,696	$69.28	44,598	$77.78	28,363	$69.94
Forfeited/Vested	(34,225)		(46,207)		(48,704)
Outstanding at December 31	158,554		148,083		149,692

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	For the year ended December 31,
	2020	2019	2018
Stock-based compensation expense associated with restricted shares	$2,836	$2,022	$1,609

At period-end:	2020
Unrecognized stock-based compensation expense	$5,278
Weighted average period in which the above amount is expected to be recognized	2.9	years

401(k) Plan

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2020	2019	2018
Expense associated with the Company's 401(k) Plan	$1,061	$1,023	$905

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	198,300	203,989	229,276

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

Primarily as a result of the interest rate environment over the past several years and mortality table revisions, the benefit obligation exceeded the estimated fair value of plan assets as of December 31, 2020 and 2019. The following table summarizes activity within the Company's Defined Benefit Plans (dollars in thousands):

	Pension Benefits
	2020	2019

Change in fair value of plan assets:
Fair value at beginning of measurement period	$11,884	$12,041
Actual gain on plan assets	1,324	880
Contributions	450	—
Benefits paid	(1,029)	(1,037)
Fair value at end of measurement period	12,629	11,884

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(15,219)	(14,222)
Interest cost	(448)	(561)
Actuarial gain (loss)	83	(21)
Assumption changes	(944)	(1,452)
Benefits paid	1,029	1,037
Settlement loss	—	—
Benefit obligation at end of measurement period	(15,499)	(15,219)

Funded status	$(2,870)	$(3,335)

Weighted-average assumptions for benefit obligation:
Discount rate	2.21%	3.05%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	3.05%	4.10%
Expected long-term rate of return	6.75%	6.75%

    Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2020 and 2019. The Company made a $1.0 million contribution to the plan in January 2021.

    During 2017, the Company initiated the process to terminate the Community Defined Benefit plan. The Company made a $1.5 million terminal contribution in 2018 to terminate the plan.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plans, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands):

	2020	2019	2018

Components of net periodic benefit:
Interest cost	$448	$561	$590
Expected return on plan assets	(814)	(856)	(1,080)
Settlement	—	—	71
Net amortization and deferral	1,089	917	890
Net Periodic Pension Cost	$723	$622	$471

    Amounts related to the Company's Defined Benefit Pension Plans recognized as a component of other comprehensive income were as follows (in thousands):

	2020	2019	2018
Net actuarial gain (loss)	$737	$(530)	$(1,092)
Deferred tax (expense) benefit	(128)	131	254
Other comprehensive income (loss), net of tax	$609	$(399)	$(838)

    Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Net actuarial loss	$7,445	$8,182
Deferred tax benefit	(1,784)	(1,912)
Amounts included in accumulated other comprehensive income (loss), net of tax	$5,661	$6,270

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2021	$986
2022	984
2023	989
2024	978
2025	993
2026 through 2029	4,680

The major categories of assets in the Company’s Defined Benefit Plans as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Eighteen).

	Total	Level 1	Level 2	Level 3
2020
Cash and cash equivalents	$146	$146	$—	$—
U.S. government agencies	100	—	100
Common stocks	10,101	10,101	—	—
Corporate bonds	2,282	—	2,282	—
Total	$12,629	$10,247	$2,382	$—

2019
Cash and cash equivalents	$79	$79	$—	$—
Common stocks	6,787	6,787	—	—
Corporate bonds	5,018	—	5,018	—
Total	$11,884	$6,866	$5,018	$—

Horizon Defined Benefit Plan (Investment Strategy)

During the fourth quarter of 2018, the Company changed the administrator of The Horizon Defined Benefit Plan to its trust department. The Company's pension committee has revised the plan's investment strategy and set a target allocation of 75% equity securities and 25% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2020, the plan assets were invested in equity securities (80%), fixed income securities (19%), and cash and cash equivalents (1%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2020 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2020, 2019 and 2018.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	89.16%
Funded status for plan inherited with Poage acquisition	91.56%

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2020. The liability was $2.2 million and $2.1 million at December 31, 2020 and 2019, respectively.

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

	For the year ended December 31
	2020	2019	2018
Cost of other post-retirement benefits	$278	$304	$280

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	6,093	6,570	6,923
Cash surrender value of insurance policies (included in Other Assets)	5,916	6,544	6,807

NOTE FOURTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2019	Additions	Reductions	December 31, 2020
Related Party Loans	$20,382	$9,299	$(10,214)	$19,467
Unfunded commitments	$13,006			$12,819

NOTE FIFTEEN – COMMITMENTS AND CONTINGENCIES

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2020	December 31, 2019

Commitments to extend credit:
Home equity lines	$215,619	$214,715
Commercial real estate	65,828	56,941
Other commitments	245,647	213,904
Standby letters of credit	6,460	6,748
Commercial letters of credit	610	1,249

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

NOTE SIXTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2020, no such shares were outstanding, nor were any expected to be issued.

NOTE SEVENTEEN – REGULATORY REQUIREMENTS AND CAPITAL RATIOS

    The principal source of income and cash for City Holding (the "Parent Company") is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2020, City National could pay dividends up to $67.7 million without prior regulatory permission.

    During 2020, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2020, the Parent Company reported a cash balance of approximately $22.3 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2021.

    As of January 1, 2019, the Basel III Capital Rules require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier 1 Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier 1 Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

December 31, 2019:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$532,640	16.0%	$232,358	7.0%	$215,761	6.5%
City National Bank	459,006	13.9%	230,808	7.0%	214,322	6.5%
Tier 1 Capital
City Holding Company	536,640	16.2%	282,150	8.5%	265,552	8.0%
City National Bank	459,006	13.9%	280,267	8.5%	263,781	8.0%
Total Capital
City Holding Company	548,291	16.5%	348,538	10.5%	331,941	10.0%
City National Bank	470,656	14.3%	346,213	10.5%	329,726	10.0%
Tier 1 Leverage Ratio
City Holding Company	536,640	11.0%	195,558	4.0%	244,448	5.0%
City National Bank	459,006	9.5%	193,074	4.0%	241,342	5.0%

    As of December 31, 2020, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized." City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2020, management believes that City Holding and City National meet all capital adequacy requirements.

    In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the

"community bank leverage ratio framework." A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the "well capitalized" ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and its subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at December 31, 2020.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2020
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	277,811	—	277,811	—
Mortgage-backed securities:
U.S. Government agencies	850,384	—	850,384	—
Private label	10,892	—	6,061	4,831
Trust preferred securities	4,100	—	4,100	—
Corporate securities	33,610	—	29,606	4,004
Marketable equity securities	11,839	6,800	5,039	—
Certificates of deposit held for investment	1,992	—	1,992	—
Derivative assets	53,166	—	53,166	—

Financial Liabilities
Derivative liabilities	53,288	—	53,288	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$7,634	$—	$—	$7,634	$(1,118)
Non-Financial Assets
Other real estate owned	1,650	—	—	1,650	(292)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2019
Recurring fair value measurements
Financial Assets
U.S. Government agencies	$502	$—	$502	$—
Obligations of states and political subdivisions	117,187	—	117,187	—
Mortgage-backed securities:
U.S. Government agencies	642,104	—	642,104	—
Private label	11,485	—	11,485	—
Trust preferred securities	4,461	—	4,461	—
Corporate securities	32,126	—	32,126	—
Marketable equity securities	12,634	7,787	4,847	—
Certificates of deposit held for investment	2,241	—	2,241	—
Derivative assets	19,310	—	19,310	—

Financial Liabilities
Derivative liabilities	19,380	—	19,380	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$8,925	$—	$—	$8,925	$(87)
Non-Financial Assets
Other real estate owned	4,670	—	—	4,670	(470)
Other assets	100	—	—	100	(297)

    The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral. During the years ended December 31, 2020 and 2019, collateral discounts ranged from 15% to 30%. During the years ended December 31, 2020 and 2019, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

Non-Financial Assets and Liabilities

The Company has no non-financial assets or liabilities measured at fair value on a recurring basis.  Certain non-financial assets measured at fair value on a non-recurring basis include other real estate owned ("OREO"), which is measured at the lower of cost or fair value, and goodwill and other intangible assets, which are measured at fair value for impairment assessments.

Fair Value of Financial Instruments

ASC Topic 825 "Financial Instruments," as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rates and estimate of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$528,659	$528,659	$528,659	$—	$—
Securities available-for-sale	1,178,789	1,178,789	—	1,169,954	8,835
Marketable equity securities	11,839	11,839	6,800	5,039	—
Net loans	3,597,570	3,578,013	—	—	3,578,013
Accrued interest receivable	15,793	15,793	15,793	—	—
Derivative assets	53,166	53,166	—	53,166	—

Liabilities:
Deposits	4,652,216	4,665,905	3,392,194	1,273,711	—
Short-term debt	295,956	295,956	—	295,956	—
Accrued interest payable	1,586	1,586	1,586	—	—
Derivative liabilities	53,288	53,288	—	53,288	—

December 31, 2019
Assets:
Cash and cash equivalents	$140,144	$140,144	$140,144	$—	$—
Securities available-for-sale	810,106	810,106	—	810,106	—
Securities held-to-maturity	49,036	50,598	—	50,598	—
Marketable equity securities	12,634	12,634	7,787	4,847	—
Net loans	3,604,510	3,574,435	—	—	3,574,435
Accrued interest receivable	11,569	11,569	11,569	—	—
Derivative assets	19,310	19,310	—	19,310	—

Liabilities:
Deposits	4,075,894	4,094,493	2,711,323	1,383,170	—
Short-term debt	211,255	211,255	—	211,255	—
Long-term debt	4,056	4,124	—	4,124	—
Accrued interest payable	2,849	2,849	2,849	—	—
Derivative liabilities	19,380	19,380	—	19,380	—

NOTE NINETEEN – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

    The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31
	2020	2019

Assets
Cash	$22,335	$26,171
Securities available-for-sale	5,267	6,286
Investment in subsidiaries	681,744	638,490
Loans	624	663
Fixed assets	15	23
Other assets	932	643
Total Assets	$710,917	$672,276

Liabilities
Junior subordinated debentures	$—	$4,056
Dividends payable	9,145	9,293
Deferred tax liability	298	534
Other liabilities	368	410
Total Liabilities	9,811	14,293

Total Shareholders’ Equity	701,106	657,983
Total Liabilities and Shareholders’ Equity	$710,917	$672,276

On January 29, 2020, the Board of Directors of the Company authorized repayment of its Subordinated Debentures assumed by the Company as part of its acquisition of Poage at a price of 100% of the principal amount. Town Square Statutory Trust I repaid its Capital Securities on March 16, 2020 at a price of 100%.

Condensed Statements of Comprehensive Income

    The following table presents the condensed statements of comprehensive income of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2020	2019	2018

Income
Dividends from subsidiaries	$74,300	$58,000	$50,000
Realized and unrealized investment securities (losses) gains	(1,018)	425	208
Other income	183	151	130
	73,465	58,576	50,338
Expenses
Interest expense	100	182	880
Merger related expenses	—	—	1,899
Other expenses	1,810	1,794	1,842
	1,910	1,976	4,621
Income Before Income Tax Benefit and Equity in Undistributed Net Income of Subsidiaries	71,555	56,600	45,717
Income tax benefit	(760)	(455)	(1,114)
Income Before Equity in Undistributed Net Income of Subsidiaries	72,315	57,055	46,831
Equity in undistributed net income of subsidiaries	17,280	32,297	23,171
Net Income	$89,595	$89,352	$70,002

Total Comprehensive Income	$114,988	$109,674	$63,821

Condensed Statements of Cash Flows

    The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2020	2019	2018
Operating Activities
Net income	$89,595	$89,352	$70,002
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities losses (gains)	1,018	(425)	(208)
(Benefit) provision for deferred income taxes	(255)	173	(88)
Depreciation, amortization and accretion, net	1	3	1
Stock based compensation	3,253	2,516	2,151
Asset write down	—	—	193
Change in other assets	(284)	2,696	2,668
Change in other liabilities	(2,936)	(2,060)	(1,816)
Equity in undistributed net income	(17,280)	(32,297)	(23,171)
Net Cash Provided by Operating Activities	73,112	59,958	49,732

Investing Activities
Proceeds from sales of available for sale securities	—	6	—
Net decrease in loans	39	38	—
Acquisition of Farmers Deposit Bancorp, Inc., net of cash acquired of $946	—	—	(23,954)
Acquisition of Poage Bankshares, Inc., net of cash acquired of $518	—	—	502
Net Cash Provided by (Used in) Investing Activities	39	44	(23,452)

Financing Activities
Repayment of long-term debt	(4,056)	—	(16,495)
Proceeds from sale of capital securities	—	—	495
Dividends paid	(36,673)	(35,547)	(29,583)
Purchases of treasury stock	(36,481)	(19,431)	(20,271)
Exercise of stock options	223	526	1,164
Net Cash Used in Financing Activities	(76,987)	(54,452)	(64,690)
(Decrease) Increase in Cash and Cash Equivalents	(3,836)	5,550	(38,410)
Cash and cash equivalents at beginning of year	26,171	20,621	59,031
Cash and Cash Equivalents at End of Year	$22,335	$26,171	$20,621

NOTE TWENTY – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information (unaudited) is presented below (in thousands, except for per share data):

	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter

2020
Interest income	$48,217	$44,312	$43,231	$42,499
Taxable equivalent adjustment	188	217	301	333
Interest income (FTE)	48,405	44,529	43,532	42,832
Interest expense	7,801	6,242	5,254	4,318
Net interest income	40,604	38,287	38,278	38,514
Provision for credit losses	7,972	1,250	1,026	474
Non-interest income	33,343	14,631	16,985	17,721
Non-interest expense	29,469	28,468	28,712	28,641
Income before income tax expense	36,506	23,200	25,525	27,120
Income tax expense	7,322	4,732	5,098	4,565
Taxable equivalent adjustment	(188)	(217)	(301)	(333)
Net income available to common shareholders	$28,996	$18,251	$20,126	$22,222

Net earnings allocated to common shareholders	$28,736	$18,051	$19,929	$21,992

Basic earnings per common share	$1.79	$1.12	$1.25	$1.40
Diluted earnings per common share	1.78	1.12	1.25	1.40
Average common shares outstanding:
Basic	16,080	16,081	15,950	15,708
Diluted	16,101	16,097	15,970	15,733
*During this quarter the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $17.8 million, or $0.84 diluted per share on an after-tax basis.

2019
Interest income	$48,933	$50,238	$49,981	$48,548
Taxable equivalent adjustment	208	202	192	189
Interest income (FTE)	49,141	50,440	50,173	48,737
Interest expense	8,867	9,327	9,444	8,701
Net interest income	40,274	41,113	40,729	40,036
(Recovery of) provision for credit losses	(849)	(600)	274	(75)
Non-interest income	15,925	17,825	16,698	18,042
Non-interest expense	29,411	30,772	28,397	29,034
Income before income tax expense	27,637	28,766	28,756	29,119
Income tax expense	5,810	5,813	6,193	6,319
Taxable equivalent adjustment	(208)	(202)	(192)	(189)
Net income available to common shareholders	$21,619	$22,751	$22,371	$22,611

Net earnings allocated to common shareholders	$21,433	$22,553	$22,188	$22,372

Basic earnings per common share	$1.31	$1.38	$1.36	$1.38
Diluted earnings per common share	1.30	1.38	1.36	1.38
Average common shares outstanding:
Basic	16,411	16,368	16,271	16,207
Diluted	16,429	16,386	16,289	16,230

NOTE TWENTY-ONE – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019	2018

Net income available to common shareholders	$89,595	$89,352	$70,002
Less: earnings allocated to participating securities	(887)	(806)	(654)
Net earnings allocated to common shareholders	$88,708	$88,546	$69,348

Distributed earnings allocated to common shares outstanding	$35,745	$35,542	$32,483
Undistributed earnings allocated to common shares outstanding	52,963	53,004	36,865
Net earnings allocated to common shareholders	$88,708	$88,546	$69,348

Average shares outstanding, basic	15,975	16,314	15,421
Effect of dilutive securities	20	19	18
Average shares outstanding, diluted	15,995	16,333	15,439

Basic earnings per share	$5.55	$5.43	$4.50
Diluted earnings per share	$5.55	$5.42	$4.49

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

NOTE TWENTY-TWO – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 24% for 2020 and 23% for 2019.

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2018	$(5,871)	$(8,611)	$(14,482)

Other comprehensive (loss) income before reclassifications	(399)	20,775	20,376
Amounts reclassified from other comprehensive income (loss)	—	(54)	(54)
	(399)	20,721	20,322

Balance at December 31, 2019	$(6,270)	$12,110	$5,840

Other comprehensive income before reclassifications	609	23,643	24,252
Amounts reclassified from other comprehensive income (loss)	—	(47)	(47)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	1,188	1,188
	609	24,784	25,393

Balance at December 31, 2020	$(5,661)	$36,894	$31,233

	Amounts reclassified from Other Comprehensive Income (Loss)			Affected line item
	December 31,			in the Consolidated
	2020	2019	2018	Statements of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(62)	$(69)	$—	Net gains on sale of investment securities
Related income tax expense	15	15	—	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$(47)	$(54)	$—

Defined benefit pension plans:
Gain on termination of defined benefit plan	$—	$—	$163	Other expenses
Related income tax expense	—	—	(38)	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$—	$—	$125

NOTE TWENTY-THREE – CONTRACTS WITH CUSTOMERS

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

    The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2020	2019	2018
Major revenue streams
Service charges	At a point in time and over time	$25,733	$31,515	$29,704
Bankcard revenue	At a point in time	23,059	21,093	18,369
Trust and investment management fee income	Over time	7,736	7,159	6,529
Other income	At a point in time and over time	4,692	4,000	2,851
Net revenue from contracts with customers		61,220	63,767	57,453
Non-interest income within the scope of other GAAP topics		21,460	4,723	3,111
Total non-interest income		$82,680	$68,490	$60,564

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

(a)Management’s annual report on internal control over financial reporting appears on page 58 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2020.
(b)The attestation report of the Company's independent registered public accounting firm appears on page 59 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2020.
(c)The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2020, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

    The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions "ELECTION OF DIRECTORS", "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS", "REPORT OF THE AUDIT COMMITTEE", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's 2021 Proxy Statement that will be filed within 120 days of December 31, 2020 and is hereby incorporated by reference.

In December 2009, the Company adopted a new Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on the Company's website at www.bankatcity.com under the "Corporate Governance" link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of the Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s Internet website.

Item 11. Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION DISCUSSION AND ANALYSIS", "EQUITY HOLDINGS", "POST-EMPLOYMENT PAYMENTS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PAY RATIO DISCLOSURE" in the Company's 2021 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2021 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2020, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Thirteen, Employee Benefit Plans, of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	41,330	$53.64	407,287
Plans not approved by shareholders	—	—	—
Total	41,330	$53.64	407,287

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS" in the Company's 2021 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2021 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the "Exhibit Index" on pages 122-124 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

3(k)
Articles of Amendment to the Articles of Incorporation of City Holding Company, dated April 19, 2017 (attached to, and incorporated by reference from, City Holdings Company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2017, filed May 5, 2017 with the Securities Exchange Commission)

3(l)
Amended and Restated Bylaws of City Holding Company, revised December 18, 2019 (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K filed December 20, 2019 with the Securities and Exchange Commission).

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

4(c)
Description of City Holding Company's Securities (attached to and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2019, filed February 27, 2020 with the Securities and Exchange Commission).

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

21	Subsidiaries of City Holding Company
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101).

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

Date:	February 24, 2021		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2021. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

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