Form 10-Q
period 2021-03-31
CITY HOLDING CO
filed 2021-05-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 15,681,947 shares of common stock as of May 5, 2021.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) the uncertainties on the Company’s business, results of operations and financial condition, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on financial markets, the effectiveness of the Company’s work from home arrangements and staffing levels in operational facilities, the impact of market participants on which the Company relies and actions taken by governmental authorities and other third parties in response to the pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; (15) the Company’s ability to pursue available remedies in the event of a loan default for loans under the Paycheck Protection Program, ("PPP"), and the risk of holding the PPP loans at unfavorable interest rates and on terms that are less favorable than those with customers to whom the Company would have otherwise lent; and (16) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$97,709	$77,412
Interest-bearing deposits in depository institutions	659,090	451,247
Cash and Cash Equivalents	756,799	528,659

Investment securities available for sale, at fair value	1,185,245	1,178,789
Other securities	27,182	27,372
Total Investment Securities	1,212,427	1,206,161

Gross loans	3,546,723	3,622,119
Allowance for credit losses	(24,076)	(24,549)
Net Loans	3,522,647	3,597,570

Bank owned life insurance	118,976	118,243
Premises and equipment, net	76,529	76,925
Accrued interest receivable	16,231	15,793
Net deferred tax asset	1,395	—
Goodwill and other intangible assets, net	118,224	118,592
Other assets	71,142	96,697
Total Assets	$5,894,370	$5,758,640

Liabilities
Deposits:
Noninterest-bearing	$1,244,175	$1,176,990
Interest-bearing:
Demand deposits	1,077,749	1,027,201
Savings deposits	1,265,038	1,188,003
Time deposits	1,209,873	1,260,022
Total Deposits	4,796,835	4,652,216

Short-term borrowings:
Securities sold under agreements to repurchase	316,003	295,956
Net deferred tax liability	—	3,202
Other liabilities	89,847	106,160
Total Liabilities	5,202,685	5,057,534

Commitments and contingencies - see Note H

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2021 and December 31, 2020, less 3,323,801 and 3,280,040 shares in treasury, respectively	47,619	47,619
Capital surplus	170,526	171,304
Retained earnings	600,396	589,988
Cost of common stock in treasury	(142,484)	(139,038)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	21,289	36,894
Underfunded pension liability	(5,661)	(5,661)
Total Accumulated Other Comprehensive Income	15,628	31,233
Total Shareholders’ Equity	691,685	701,106
Total Liabilities and Shareholders’ Equity	$5,894,370	$5,758,640
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2021	2020

Interest and fees on loans	$34,324	$41,335
Interest and dividends on investment securities:
Taxable	5,242	5,871
Tax-exempt	1,253	707
Interest on deposits in depository institutions	118	304
Total Interest Income	40,937	48,217

Interest Expense
Interest on deposits	3,280	7,238
Interest on short-term borrowings	117	464
Interest on long-term debt	—	100
Total Interest Expense	3,397	7,802
Net Interest Income	37,540	40,415
(Recovery of) provision for credit losses	(440)	7,972
Net Interest Income After (Recovery of) Provision for Credit Losses	37,980	32,443

Non-Interest Income
Gains on sale of investment securities, net	283	63
Unrealized losses recognized on equity securities still held	(51)	(2,402)
Service charges	5,881	7,723
Bankcard revenue	6,213	5,115
Trust and investment management fee income	2,033	1,799
Bank owned life insurance	1,460	1,676
Sale of VISA shares	—	17,837
Other income	811	1,536
Total Non-Interest Income	16,630	33,347

Non-Interest Expense
Salaries and employee benefits	15,671	15,851
Occupancy related expense	2,622	2,488
Equipment and software related expense	2,544	2,429
FDIC insurance expense	405	—
Advertising	881	843
Bankcard expenses	1,584	1,435
Postage, delivery, and statement mailings	592	616
Office supplies	392	394
Legal and professional fees	675	601
Telecommunications	690	511
Repossessed asset losses, net of expenses	79	198
Other expenses	3,674	4,102
Total Non-Interest Expense	29,809	29,468
Income Before Income Taxes	24,801	36,322
Income tax expense	4,987	7,322
Net Income Available to Common Shareholders	$19,814	$29,000

Average shares outstanding, basic	15,656	16,080
Effect of dilutive securities	31	21
Average shares outstanding, diluted	15,687	16,101

Basic earnings per common share	$1.25	$1.79
Diluted earnings per common share	$1.25	$1.78

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income available to common shareholders	$19,814	$29,000

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(20,240)	26,714
Reclassification adjustment for gains	(283)	(63)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	1,562
Other comprehensive (loss) income before income taxes	(20,523)	28,213
Tax effect	4,918	(6,593)
Other comprehensive (loss) income, net of tax	(15,605)	21,620

Comprehensive Income, Net of Tax	$4,209	$50,620

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2021 and 2020
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Cumulative change in accounting principle	—	—	(2,335)	—	—	(2,335)
Balance at January 1, 2020	47,619	170,309	536,918	(105,038)	5,840	655,648
Net income	—	—	29,000	—	—	29,000
Other comprehensive income	—	—	—	—	21,620	21,620
Cash dividends declared ($0.57 per share)	—	—	(9,200)	—	—	(9,200)
Stock-based compensation expense	—	1,009	—	—	—	1,009
Restricted awards granted	—	(1,154)	—	1,154	—	—
Exercise of 2,650 stock options	—	(68)	—	190	—	122
Purchase of 181,899 treasury shares	—	—	—	(12,971)	—	(12,971)
Balance at March 31, 2020	$47,619	$170,096	$556,718	$(116,665)	$27,460	$685,228

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	19,814	—	—	19,814
Other comprehensive loss	—	—	—	—	(15,605)	(15,605)
Cash dividends declared ($0.58 per share)	—	—	(9,406)	—	—	(9,406)
Stock-based compensation expense	—	1,153	—	—	—	1,153
Restricted awards granted	—	(464)	—	464	—	—
Exercise of 8,769 stock options	—	(1,467)	—	1,852	—	385
Purchase of 75,110 treasury shares	—	—	—	(5,762)	—	(5,762)
Balance at March 31, 2021	$47,619	$170,526	$600,396	$(142,484)	$15,628	$691,685

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2021	2020
Net income	$19,814	$29,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	1,990	(422)
(Recovery of) provision for credit losses	(440)	7,972
Depreciation of premises and equipment	1,440	1,325
Deferred income tax expense (benefit)	427	(824)
Net periodic employee benefit cost	158	181
Pension contributions	(1,000)	—
Unrealized and realized investment securities (gains) losses, net	(232)	2,339
Gain from the sale of VISA shares	—	(17,837)
Stock-compensation expense	1,153	1,009
Excess tax benefit from stock-compensation expense	(56)	(121)
Increase in value of bank-owned life insurance	(1,460)	(1,676)
Loans held for sale
Loans originated for sale	(4,682)	(2,327)
Proceeds from the sale of loans originated for sale	4,733	2,229
Gain on sale of loans	(51)	(77)
Change in accrued interest receivable	(438)	(1,001)
Change in other assets	1,318	(5,580)
Change in other liabilities	(3,273)	8,937
Net Cash Provided by Operating Activities	19,401	23,127

Net decrease in loans	75,822	6,442
Securities available-for-sale
Purchases	(66,424)	(94,151)
Proceeds from sales	—	26,090
Proceeds from maturities and calls	49,368	20,644
Other investments
Purchases	(24)	(1,357)
Proceeds from sales	452	624
Proceeds from the sale of VISA shares	—	17,837
Purchases of premises and equipment	(1,048)	(3,329)
Proceeds from the disposals of premises and equipment	—	119
Proceeds from the disposition of assets held-for-sale	—	440
Proceeds from bank-owned life insurance policies	1,723	1,412
Payments for low income housing tax credits	(1,218)	(346)
Net Cash Provided by (Used in) Investing Activities	58,651	(25,575)

Net increase in non-interest-bearing deposits	67,185	52,414
Net increase (decrease) in interest-bearing deposits	77,482	(76,100)
Net increase in short-term borrowings	20,047	22,892
Repayment of long-term debt	—	(4,124)
Purchases of treasury stock	(5,762)	(12,971)
Proceeds from exercise of stock options	385	122
Dividends paid	(9,249)	(9,293)
Net Cash Provided by (Used in) Financing Activities	150,088	(27,060)
Increase (Decrease) in Cash and Cash Equivalents	228,140	(29,508)
Cash and cash equivalents at beginning of period	528,659	140,144
Cash and Cash Equivalents at End of Period	$756,799	$110,636

Supplemental Cash Flow Information:
Cash paid for interest	$3,863	$8,118
Cash paid for income taxes	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2021. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the Company’s 2020 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report of the Company.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This ASU became effective for the Company on January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company's financial statements.

Note C – Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	273,855	7,082	1,184	279,753	266,483	11,467	139	277,811
Mortgage-backed securities:
U.S. government agencies	834,608	24,328	3,382	855,554	815,682	34,807	105	850,384
Private label	9,691	705	—	10,396	9,976	916	—	10,892
Trust preferred securities	4,560	—	285	4,275	4,557	—	457	4,100
Corporate securities	32,421	857	3	33,275	31,465	2,146	1	33,610
Total Debt Securities	1,155,135	32,972	4,854	1,183,253	1,128,163	49,336	702	1,176,797
Certificates of deposit held for investment	1,992	—	—	1,992	1,992	—	—	1,992
Total Securities Available-for-Sale	$1,157,127	$32,972	$4,854	$1,185,245	$1,130,155	$49,336	$702	$1,178,789

The Company's other investment securities include marketable and non-marketable equity securities. At both March 31, 2021 and December 31, 2020, the Company held $11.8 million in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in the following community bank holding companies: First National Corporation (FXNC) (3.7%) and Eagle Financial Services, Inc. (EFSI) (1.5%). Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2021 and December 31, 2020, the Company held $15.4 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At March 31, 2021 and December 31, 2020 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2021 and December 31, 2020.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$97,157	$1,086	$2,386	$98	$99,543	$1,184
Mortgage-backed securities:
U.S. Government agencies	225,763	3,366	13,290	16	239,053	3,382
Trust preferred securities	—	—	4,275	285	4,275	285
Corporate securities	998	2	488	1	1,486	3
Total available-for-sale	$323,918	$4,454	$20,439	$400	$344,357	$4,854

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$10,578	$139	$—	$—	$10,578	$139
Mortgage-backed securities:
U.S. Government agencies	62,412	105	35	—	62,447	105
Trust preferred securities	—	—	4,100	457	4,100	457
Corporate securities	488	1	—	—	488	1
Total available-for-sale	$73,478	$245	$4,135	$457	$77,613	$702

The Company incurred no credit-related investment impairment losses in either the three months ended March 31, 2021 or March 31, 2020.

As of March 31, 2021, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2021, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended March 31, 2021 and 2020, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at March 31, 2021, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$16,063	$4,470
Due after one year through five years	33,304	34,628
Due after five years through ten years	292,485	303,519
Due after ten years	813,283	840,636
Total	$1,155,135	$1,183,253

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2021	2020
Gross realized gains on securities sold	$283	$134
Gross realized losses on securities sold	—	(71)
Net investment security gains	$283	$63

Gross unrealized gains recognized on equity securities still held	$—	$24
Gross unrealized losses recognized on equity securities still held	(51)	(2,426)
Net unrealized losses recognized on equity securities still held	$(51)	$(2,402)

During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company's balance sheet was $0, as the Company had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $641 million and $644 million at March 31, 2021 and December 31, 2020, respectively.

Note D –Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2021	December 31, 2020
Commercial and industrial	371,195	372,989

1-4 Family	108,131	109,812
Hotels	293,176	294,464
Multi-family	212,561	215,671
Non Residential Non-Owner Occupied	649,683	641,351
Non Residential Owner Occupied	199,130	213,484
Commercial real estate	1,462,681	1,474,782

Residential real estate	1,532,907	1,587,694
Home equity	130,009	136,469
Consumer	47,224	47,688
DDA overdrafts	2,707	2,497
Gross loans	3,546,723	3,622,119
Allowance for credit losses	(24,076)	(24,549)
Net loans	$3,522,647	$3,597,570

Construction loans included in:
Commercial real estate	$39,101	$40,449
Residential real estate	22,129	27,078

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

Paycheck Protection Program

The Company originated loans to its customers under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness, are fully guaranteed by the SBA. Through March 31, 2021, the Company has funded approximately $128 million of SBA-approved PPP loans to over 2,800 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of March 31, 2021, has received forgiveness proceeds of approximately $65 million.

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2021 and 2020 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Three months ended March 31, 2021
Beginning balance	$3,644	$10,997	$8,093	$630	$163	$1,022	$24,549
Charge-offs	(34)	(1)	(93)	(64)	(147)	(453)	(792)
Recoveries	46	164	74	23	39	413	759
(Recovery of) provision for credit losses	(131)	(293)	(14)	19	96	(117)	(440)
Ending balance	$3,525	$10,867	$8,060	$608	$151	$865	$24,076

Three months ended March 31, 2020
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(77)	(383)	(483)	(45)	(55)	(703)	(1,746)
Recoveries	9	203	95	47	13	451	818
Provision for credit losses	2,149	3,709	1,759	111	110	134	7,972
Ending balance	$5,855	$9,389	$6,958	$702	$233	$1,256	$24,393

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The provision for credit losses recorded during the three months ended March 31, 2021 largely reflects the expected economic impact from the COVID-19 pandemic. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges significantly increased during the quarter ended March 31, 2020 and resulted in an increase in the Company's provision for credit losses. During the quarter ended March 31, 2021 no significant unemployment factor adjustments were necessary, resulting in minimal impact to the Company's provision for credit losses.

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

Non-Performing Loans

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2021 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$172	$1,028	$295

1-4 Family	—	1,996	—
Hotels	—	2,748	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	749	—
Non Residential Owner Occupied	1,922	377	—
Commercial Real Estate	1,922	5,870	—

Residential Real Estate	1	3,003	—
Home Equity	—	88	—
Consumer	—	—	—
Total	$2,095	$9,989	$295

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2020 (in thousands):

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

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the three months ended March 31, 2021 and 2020.

The following table presents the amortized cost basis of individually evaluated impaired collateral-dependent loans as of March 31, 2021 and December 31, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	March 31, 2021		December 31, 2020
	Secured by		Secured by
	Real Estate	Equipment	Real Estate	Equipment
Commercial and industrial	$172	$—	$173	$—

1-4 Family	—	—	—	—
Hotels	2,863	—	2,837	—
Multi-family	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—
Non Residential Owner Occupied	1,922	—	2,296	—
Commercial real estate	4,785	—	5,133	—
Total	$4,957	$—	$5,306	$—

     The Company would have recognized less than $0.1 million of interest income during each of the three months ended March 31, 2021 and 2020 if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or impaired loans at March 31, 2021.

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

The following tables present the aging of the amortized cost basis in past-due loans as of March 31, 2021 and December 31, 2020 by class of loan (in thousands):

	March 31, 2021
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$1,063	$—	$295	$1,358	$368,637	$1,200	$371,195

1-4 Family	—	42	—	42	106,093	1,996	108,131
Hotels	—	—	—	—	290,428	2,748	293,176
Multi-family	—	—	—	—	212,561	—	212,561
Non Residential Non-Owner Occupied	219	18	—	237	648,697	749	649,683
Non Residential Owner Occupied	229	—	—	229	196,602	2,299	199,130
Commercial real estate	448	60	—	508	1,454,381	7,792	1,462,681

Residential real estate	3,547	511	—	4,058	1,525,845	3,004	1,532,907
Home Equity	390	93	—	483	129,438	88	130,009
Consumer	10	—	—	10	47,214	—	47,224
Overdrafts	210	2	—	212	2,495	—	2,707
Total	$5,668	$666	$295	$6,629	$3,528,010	$12,084	$3,546,723

	December 31, 2020
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$1,213	$27	$—	$1,240	$370,981	$768	$372,989

1-4 Family	484	—	—	484	107,272	2,056	109,812
Hotels	—	—	—	—	291,513	2,951	294,464
Multi-family	—	—	—	—	215,671	—	215,671
Non Residential Non-Owner Occupied	119	—	—	119	640,724	508	641,351
Non Residential Owner Occupied	23	—	—	23	210,575	2,886	213,484
Commercial real estate	626	—	—	626	1,465,755	8,401	1,474,782

Residential real estate	5,177	816	—	5,993	1,578,733	2,968	1,587,694
Home Equity	575	—	—	575	135,799	95	136,469
Consumer	63	50	—	113	47,575	—	47,688
Overdrafts	334	7	—	341	2,156	—	2,497
Total	$7,988	$900	$—	$8,888	$3,600,999	$12,232	$3,622,119

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

The following table sets forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	March 31, 2021	December 31, 2020
Commercial and industrial	$—	$—

1-4 Family	119	121
Hotels	2,634	2,634
Multi-family	1,862	1,883
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	4,615	4,638

Residential real estate	18,572	19,226
Home equity	1,956	2,001
Consumer	211	277
Total	$25,354	$26,142

The Company has allocated $1.6 million of the allowance for credit losses for these loans as of both March 31, 2021 and December 31, 2020. As of March 31, 2021, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	March 31, 2021			March 31, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	3	154	154	9	807	805
Home equity	—	—	—	2	70	70
Consumer	—	—	—	—	—	—
Total	3	$154	$154	11	$877	$875

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the three months ended of March 31, 2021 and 2020 and resulted in charge-offs of less than $0.2 million during those same time periods.

The Company has had no significant TDRs that subsequently defaulted in 2020 or 2021.

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

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time of modification. In addition, modifications or deferrals pursuant to the CARES Act do not represent TDRs. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

Through March 31, 2021, the Company granted deferrals of approximately $145 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of March 31, 2021, approximately $3 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of March 31, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through March 31, 2021, the Company granted deferrals of approximately $480 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of March 31, 2021, approximately $115 million of these loans were still deferring (including $105 million for hotel and lodging related loans), while approximately $365 million have resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2021 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial and industrial
Pass	$44,976	$95,266	$49,806	$56,963	$28,617	$21,944	$64,848	$362,420
Special mention	—	528	22	9	46	—	174	779
Substandard	188	862	1,447	981	618	1,976	1,924	7,996
Total	$45,164	$96,656	$51,275	$57,953	$29,281	$23,920	$66,946	$371,195

Commercial real estate -
Total
Pass	$30,034	$308,186	$283,738	$175,371	$140,245	$405,945	$24,986	$1,368,505
Special mention	62	725	10,091	1,131	118	3,469	—	15,596
Substandard	803	1,186	21,422	1,827	13,560	39,231	551	78,580
Total	$30,899	$310,097	$315,251	$178,329	$153,923	$448,645	$25,537	$1,462,681

Commercial real estate -
1-4 Family
Pass	$4,258	$19,691	$16,058	$7,388	$6,978	$36,788	$10,094	$101,255
Special mention	62	190	—	—	—	613	—	865
Substandard	—	119	332	—	752	4,808	—	6,011
Total	$4,320	$20,000	$16,390	$7,388	$7,730	$42,209	$10,094	$108,131

Commercial real estate -
Hotels
Pass	$1,978	$21,400	$89,927	$26,301	$42,317	$65,113	$—	$247,036
Special mention	—	114	5,170	—	—	—	—	5,284
Substandard	34	343	15,413	—	6,760	18,077	229	40,856
Total	$2,012	$21,857	$110,510	$26,301	$49,077	$83,190	$229	$293,176

Commercial real estate -
Multi-family
Pass	$1,901	$80,624	$56,025	$2,620	$20,549	$46,797	$1,565	$210,081
Special mention	—	—	1,862	546	—	—	—	2,408
Substandard	—	—	—	—	—	72	—	72
Total	$1,901	$80,624	$57,887	$3,166	$20,549	$46,869	$1,565	$212,561

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$16,067	$156,653	$96,180	$113,987	$50,396	$199,823	$8,480	$641,586
Special mention	—	191	194	535	31	145	—	1,096
Substandard	769	568	1,384	1,143	34	2,943	160	7,001
Total	$16,836	$157,412	$97,758	$115,665	$50,461	$202,911	$8,640	$649,683

Commercial real estate -
Non Residential Owner Occupied
Pass	$5,830	$29,818	$25,548	$25,075	$20,005	$57,424	$4,847	$168,547
Special mention	—	230	2,865	50	87	2,711	—	5,943
Substandard	—	156	4,293	684	6,014	13,331	162	24,640
Total	$5,830	$30,204	$32,706	$25,809	$26,106	$73,466	$5,009	$199,130

Residential real estate
Performing	$60,244	$397,522	$206,429	$156,546	$120,857	$477,462	$110,843	$1,529,903
Non-performing	—	—	—	—	258	1,098	1,648	3,004
Total	$60,244	$397,522	$206,429	$156,546	$121,115	$478,560	$112,491	$1,532,907

Home equity
Performing	$1,376	$8,633	$5,736	$4,654	$1,858	$11,714	$95,950	$129,921
Non-performing	—	—	—	—	—	—	88	88
Total	$1,376	$8,633	$5,736	$4,654	$1,858	$11,714	$96,038	$130,009

Consumer
Performing	$4,356	$14,613	$13,213	$8,016	$2,663	$2,668	$1,695	$47,224
Non-performing	—	—	—	—	—	—	—	—
Total	$4,356	$14,613	$13,213	$8,016	$2,663	$2,668	$1,695	$47,224

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$123,920	$51,972	$59,152	$30,440	$16,673	$6,942	$75,018	$364,117
Special mention	72	27	13	47	—	433	508	1,100
Substandard	783	1,553	918	589	268	1,733	1,928	7,772
Total	$124,775	$53,552	$60,083	$31,076	$16,941	$9,108	$77,454	$372,989

Commercial real estate -
Total
Pass	$312,363	$296,876	$179,038	$142,678	$147,772	$280,107	$25,560	$1,384,394
Special mention	442	5,288	1,196	127	159	3,370	—	10,582
Substandard	1,159	22,224	1,855	13,734	9,574	30,938	322	79,806
Total	$313,964	$324,388	$182,089	$156,539	$157,505	$314,415	$25,882	$1,474,782

Commercial real estate -
1-4 Family
Pass	$19,970	$17,540	$8,217	$7,444	$6,158	$33,075	$10,274	$102,678
Special mention	192	—	—	—	159	753	—	1,104
Substandard	119	343	—	863	102	4,603	—	6,030
Total	$20,281	$17,883	$8,217	$8,307	$6,419	$38,431	$10,274	$109,812

Commercial real estate -
Hotels
Pass	$23,886	$95,269	$26,206	$42,593	$21,490	$43,686	$—	$253,130
Substandard	343	15,412	—	6,750	4,465	14,364	—	41,334
Total	$24,229	$110,681	$26,206	$49,343	$25,955	$58,050	$—	$294,464

Commercial real estate -
Multi-family
Pass	$81,127	$56,371	$2,688	$20,730	$23,873	$27,009	$1,363	$213,161
Special mention	—	1,883	551	—	—	—	—	2,434
Substandard	—	—	—	—	—	76	—	76
Total	$81,127	$58,254	$3,239	$20,730	$23,873	$27,085	$1,363	$215,671

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$155,937	$101,011	$115,524	$51,329	$76,219	$125,349	$8,825	$634,194
Special mention	16	504	592	37	—	147	—	1,296
Substandard	580	1,385	1,159	52	1,187	1,338	160	5,861
Total	$156,533	$102,900	$117,275	$51,418	$77,406	$126,834	$8,985	$641,351

Commercial real estate -
Non Residential Owner Occupied
Pass	$31,443	$26,685	$26,403	$20,582	$20,032	$50,988	$5,098	$181,231
Special mention	234	2,901	53	90	—	2,470	—	5,748
Substandard	117	5,084	696	6,069	3,820	10,557	162	26,505
Total	$31,794	$34,670	$27,152	$26,741	$23,852	$64,015	$5,260	$213,484

Residential real estate
Performing	$407,135	$233,709	$176,523	$134,425	$102,828	$416,473	$113,633	$1,584,726
Non-performing	—	—	—	164	41	1,184	1,579	2,968
Total	$407,135	$233,709	$176,523	$134,589	$102,869	$417,657	$115,212	$1,587,694

Home equity
Performing	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,712	$136,374
Non-performing	—	—	—	—	—	—	95	95
Total	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,807	$136,469

Consumer
Performing	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688
Non-performing	—	—	—	—	—	—	—	—
Total	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688

Note F –Derivative Instruments

As of March 31, 2021 and December 31, 2020, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$519,841	$23,299	$647,613	$52,364
Loan interest rate swap - liabilities	167,663	6,250	37,721	562

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	177,540	6,677	37,721	562
Loan interest rate swap - liabilities	523,894	23,433	661,866	52,607

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2021	2020
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(22,994)	$37,911
Other expense (income) - derivative liabilities	22,994	(37,911)
Other expense - derivative liabilities	385	172

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $28.1 million as of March 31, 2021.

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

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $3.5 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively.

Note G –Employee Benefit Plans

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2021, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2021		2020
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	158,554	$67.40	148,083	$62.62
Granted	20,536	70.66	23,028	70.36
Forfeited	—	71.43	—	—
Vested	(36,685)	66.32	(24,910)	50.42
Outstanding at March 31	142,405	$67.88	146,201	$65.91

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2021	2020
Stock-based compensation expense associated with restricted shares	$783	$629

At period-end:	March 31, 2021
Unrecognized stock-based compensation expense associated with restricted shares	$5,310
Weighted average period (in years) in which the above amount is expected to be recognized	2.9

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2021 and 2020, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended March 31,
	2021	2020
Components of net periodic cost:
Interest cost	$83	$112
Expected return on plan assets	(205)	(203)
Net amortization and deferral	280	272
Net Periodic Pension Cost	$158	$181

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2021	December 31, 2020
Commitments to extend credit:
Home equity lines	$218,959	$215,619
Commercial real estate	58,080	65,828
Other commitments	242,843	245,647
Standby letters of credit	7,769	6,460
Commercial letters of credit	458	610

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

Note I –Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended March 31,

	Defined
	Benefit	Securities
	Pension	Available-
	Plan	-for-Sale	Total
2021
Beginning Balance	$(5,661)	$36,894	$31,233

Other comprehensive loss before reclassifications	—	(15,390)	(15,390)
Amounts reclassified from other comprehensive income	—	(215)	(215)
	—	(15,605)	(15,605)

Ending Balance	$(5,661)	$21,289	$15,628

2020
Beginning Balance	$(6,270)	$12,110	$5,840

Other comprehensive income before reclassifications	—	20,471	20,471
Amounts reclassified from other comprehensive income	—	(48)	(48)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale		1,197	1,197
	—	21,620	21,620

Ending Balance	$(6,270)	$33,730	$27,460

	Amounts reclassified from Other Comprehensive Income
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2021	2020	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$283	$63	Gains on sale of investment securities, net
Related income tax expense	(68)	(15)	Income tax expense
Net effect on accumulated other comprehensive income	$215	$48

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Net income available to common shareholders	$19,814	$29,000
Less: earnings allocated to participating securities	(179)	(263)
Net earnings allocated to common shareholders	$19,635	$28,737

Distributed earnings allocated to common stock	$9,037	$9,117
Undistributed earnings allocated to common stock	10,598	19,620
Net earnings allocated to common shareholders	$19,635	$28,737

Average shares outstanding	15,656	16,080
Effect of dilutive securities:
Employee stock awards	31	21
Shares for diluted earnings per share	15,687	16,101

Basic earnings per share	$1.25	$1.79
Diluted earnings per share	$1.25	$1.78

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2021.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$279,753	$—	$279,753	$—
Mortgage-backed securities:
U.S. Government agencies	855,554	—	855,554	—
Private label	10,396	—	5,786	4,610
Trust preferred securities	4,275	—	4,275	—
Corporate securities	33,275	—	29,271	4,004
Marketable equity securities	11,757	6,726	5,031	—
Certificates of deposit held for investment	1,992	—	1,992	—
Derivative assets	33,446	—	33,446	—
Financial Liabilities
Derivative liabilities	29,773	—	29,773	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$7,475	$—	$—	$7,475	$56
Non-Financial Assets
Other real estate owned	1,625	—	—	1,625	(1)

December 31, 2020
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$277,811	$—	$277,811	$—
Mortgage-backed securities:
U.S. Government agencies	850,384	—	850,384	—
Private label	10,892	—	6,061	4,831
Trust preferred securities	4,100	—	4,100	—
Corporate securities	33,610	—	29,606	4,004
Marketable equity securities	11,839	6,800	5,039	—
Certificates of deposit held for investment	1,992	—	1,992	—
Derivative assets	53,166	—	53,166	—
Financial Liabilities
Derivative liabilities	53,288	—	53,288	—

Nonrecurring fair value measurements
Financial Assets
Impaired loans	$7,634	$—	$—	$7,634	$(1,118)
Non-Financial Assets
Other real estate owned	1,650	—	—	1,650	(292)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2021 and 2020, collateral discounts ranged from 15% to 30%. During the three months ended March 31, 2021 and 2020, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Cash and cash equivalents	$756,799	$756,799	$756,799	$—	$—
Securities available-for-sale	1,185,245	1,185,245	—	1,176,631	8,614
Marketable equity securities	11,757	11,757	6,726	5,031	—
Net loans	3,522,647	3,473,330	—	—	3,473,330
Accrued interest receivable	16,231	16,231	16,231	—	—
Derivative assets	33,446	33,446	—	33,446	—

Liabilities:
Deposits	4,796,835	4,805,356	3,586,962	1,218,394	—
Short-term debt	316,003	316,003	—	316,003	—
Accrued interest payable	1,169	1,169	1,169	—	—
Derivative liabilities	29,773	29,773	—	29,773	—

December 31, 2020
Assets:
Cash and cash equivalents	$528,659	$528,659	$528,659	$—	$—
Securities available-for-sale	1,178,789	1,178,789	—	1,169,954	8,835
Marketable equity securities	11,839	11,839	6,800	5,039	—
Net loans	3,597,570	3,578,013	—	—	3,578,013
Accrued interest receivable	15,793	15,793	15,793	—	—
Derivative assets	53,166	53,166	—	53,166	—

Liabilities:
Deposits	4,652,216	4,665,905	3,392,194	1,273,711	—
Short-term debt	295,956	295,956	—	295,956	—
Accrued interest payable	1,586	1,586	1,586	—	—
Derivative liabilities	53,288	53,288	—	53,288	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic/Update

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities the Company serves, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•We have addressed the safety of our branches by following recommended state mandates. During this time, we have found ways to service our customers based on their needs; in person, over the phone, and via digital banking access and our drive thru facilities. We have adapted our delivery channels to meet our customer's needs, including opening deposit accounts and closing loans in our drive thrus.
•Provided extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days past due at March 19, 2020. Through March 31, 2021, the Company granted deferrals of approximately $145 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of March 31, 2021, approximately $3 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. Through March 31, 2021, the Company granted deferrals of approximately $480 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of March 31, 2021, approximately $115 million of these loans were still deferring (including $105 million for hotel and lodging related loans), while approximately $365 million have resumed making their normal loan payment;
•We have chosen to participate in the CARES Act Paycheck Protection Program ("PPP") that will provide government guaranteed and forgivable loans to our customers. As of March 31, 2021, the Company has funded approximately $128 million of SBA-approved PPP loans to over 2,800 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of March 31, 2021, has received forgiveness proceeds of approximately $65 million.

The Company continues to closely monitor this pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve.

Critical Accounting Policies

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2020 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 and forward.

Financial Summary

Three months ended March 31, 2021 vs. 2020

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2021	2020

Net income available to common shareholders (in thousands)	$19,814	$29,000
Earnings per common share, basic	$1.25	$1.79
Earnings per common share, diluted	$1.25	$1.78
Dividend payout ratio	46.3%	31.9%
ROA*	1.38%	2.29%
ROE*	11.2%	17.0%
ROATCE*	13.5%	20.6%
Average equity to average assets ratio	12.3%	13.5%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended March 31, 2021 decreased $2.9 million compared to the three months ended March 31, 2020 (see Net Interest Income). The Company recorded a recovery of credit losses of $0.4 million for the three months ended March 31, 2021 compared to a provision for credit losses of $8.0 million for the three months ended March 31, 2020 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $16.7 million and non-interest expense increased $0.3 million for the three months ended March 31, 2021 from the three months ended March 31, 2020.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2020 are summarized in the following table (in millions):

	March 31,	December 31,
	2021	2020	$ Change	% Change

Cash and cash equivalents	$756.8	$528.7	$228.1	43.1%
Gross loans	3,546.7	3,622.1	(75.4)	(2.1)%
Other assets	71.1	96.7	(25.6)	(26.5)%

Total deposits	4,796.8	4,652.2	144.6	3.1%
Customer repurchase agreements	316.0	296.0	20.0	6.8%
Other liabilities	89.8	106.2	(16.4)	(15.4)%

Cash and cash equivalents increased $228 million from December 31, 2020 to $757 million at March 31, 2021, due to an increase in deposit balances primarily as a result of the third round of Economic Income Payments as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and weak loan demand environment.

Gross loans decreased $75 million (2.1%) from December 31, 2020 to $3.55 billion at March 31, 2021. Net of forgiveness received from the SBA of approximately $32 million of PPP loans from the first round, PPP loans increased $7.4 million as a result of the Company’s participation in the second round of the PPP lending. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans decreased $82.8 million, (2.3%), from December 31, 2020 to $3.48 billion at March 31, 2021. Residential real estate loans decreased $54.8 million (3.5%); commercial real estate loans decreased $12.1 million (0.8%); commercial and industrial loans decreased $9.2 million (2.9%) (excluding PPP loans); and home equity loans decreased $6.5 million (4.7%).

Other assets decreased $26 million to $71 million and other liabilities decreased $16 million to $90 million, respectively, at March 31, 2021, primarily as a result of market value changes in the Company's interest rate swap derivatives.

Total deposits increased $145 million from December 31, 2020 to $4.80 billion at March 31, 2021. This increase was largely attributable to the third round of Economic Impact Payments as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (approximately $180 million).

Customer repurchase agreements increased $20 million to $316 million at March 31, 2021 due to the liquidity needs of the Company's customers, specifically customers leaving monies in these deposit accounts due to the security of these deposits.

Net Interest Income

Three months ended March 31, 2021 vs. 2020
The Company’s tax equivalent net interest income decreased $2.7 million, or 6.7%, from $40.6 million for the three months ended March 31, 2020 to $37.9 million for the three months ended March 31, 2021. Excluding the impact of accretion from fair value adjustments, net interest income decreased $1.7 million for the three months ended March 31, 2021. Lower loan yields (56 basis points) and lower average loan balances ($23 million) decreased interest income by $5.5 million and $0.2 million, respectively, as compared to the quarter ended March 31, 2020. This decrease was partially offset by lower rates paid on interest-bearing liabilities (primarily time deposits) that lowered interest expense by $3.9 million during the quarter ended March 31, 2021. The Company’s reported net interest margin decreased from 3.54% for the three months ended March 31, 2020 to 2.91% for the three months ended March 31, 2021.
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

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,696,064	$16,853	4.03%	$1,780,473	$19,881	4.49%
Commercial, financial, and agriculture(2)	1,838,928	16,542	3.65	1,770,178	20,476	4.65
Installment loans to individuals(2),(3)	50,798	713	5.69	58,217	863	5.96
Previously securitized loans(4)	***	215	***	***	115	***
Total loans	3,585,790	34,323	3.88	3,608,868	41,335	4.61
Securities:
Taxable	945,177	5,242	2.25	810,766	5,871	2.91
Tax-exempt(5)	239,589	1,585	2.68	94,591	895	3.81
Total securities	1,184,766	6,827	2.34	905,357	6,766	3.01
Deposits in depository institutions	513,469	118	0.09	102,932	304	1.19
Total interest-earning assets	5,284,025	41,268	3.17	4,617,157	48,405	4.22
Cash and due from banks	79,683			70,763
Bank premises and equipment	76,837			77,368
Goodwill and intangible assets	118,453			120,091
Other assets	217,453			195,875
Less: allowance for credit losses	(24,909)			(15,905)
Total assets	$5,751,542			$5,065,349

Liabilities
Interest-bearing demand deposits	$1,008,283	$124	0.05%	$869,976	$468	0.22%
Savings deposits	1,221,169	183	0.06	1,005,829	700	0.28
Time deposits(2)	1,236,197	2,973	0.98	1,365,268	6,070	1.79
Short-term borrowings	290,766	117	0.16	209,010	464	0.89
Long-term debt	—	—	—	3,340	100	12.04
Total interest-bearing liabilities	3,756,415	3,397	0.37	3,453,423	7,802	0.91
Noninterest-bearing demand deposits	1,197,910			852,384
Other liabilities	89,695			75,922
Shareholders’ equity	707,522			683,620
Total liabilities and shareholders’ equity	$5,751,542			$5,065,349
Net interest income		$37,871			$40,603
Net yield on earning assets			2.91%			3.54%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net	$835	$116

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2021	2020
	Residential real estate	$106	$151
	Commercial, financial and agriculture	325	1,240
	Installment loans to individuals	28	39
	Time deposits	48	155
		$507	$1,585

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2021 vs. 2020
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(935)	$(2,093)	$(3,028)
Commercial, financial, and agriculture	789	(4,723)	(3,934)
Installment loans to individuals	(109)	(41)	(150)
Previously securitized loans	—	100	100
Total loans	(255)	(6,757)	(7,012)
Securities:
Taxable	965	(1,594)	(629)
Tax-exempt(1)	1,361	(671)	690
Total securities	2,326	(2,265)	61
Deposits in depository institutions	1,202	(1,388)	(186)
Total interest-earning assets	$3,273	$(10,410)	$(7,137)
Interest-bearing liabilities:
Interest-bearing demand deposits	$74	$(418)	$(344)
Savings deposits	149	(666)	(517)
Time deposits	(569)	(2,528)	(3,097)
Short-term borrowings	180	(527)	(347)
Long-term debt	(99)	(1)	(100)
Total interest-bearing liabilities	$(265)	$(4,140)	$(4,405)
Net Interest Income	$3,538	$(6,270)	$(2,732)
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

	Three months ended March 31,
	2021	2020

Net interest income (GAAP)	$37,540	$40,415
Taxable equivalent adjustment	331	188
Net interest income, fully taxable equivalent	$37,871	$40,603
Less accretion income	(507)	(1,585)
Net interest income excluding accretion income	$37,364	$39,018

Equity to assets (GAAP)	11.74%	13.47%
Effect of goodwill and other intangibles, net	(1.81)	(2.09)
Tangible common equity to tangible assets	9.93%	11.38%

Return on tangible equity (GAAP)	13.5%	20.6%
Impact of sale of VISA shares	—	(9.70)
Return on tangible equity, excluding sale of VISA shares	13.5%	10.9%

Return on assets (GAAP)	1.38%	2.29%
Impact of sale of VISA shares	—	(1.08)
Return on assets, excluding sale of VISA shares	1.38%	1.21%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020
Commercial and industrial	371,195	372,989	308,567

1-4 Family	108,131	109,812	120,852
Hotels	293,176	294,464	294,072
Multi-family	212,561	215,671	205,684
Non Residential Non-Owner Occupied	649,683	641,351	627,852
Non Residential Owner Occupied	199,130	213,484	222,489
Commercial real estate	1,462,681	1,474,782	1,470,949

Residential real estate	1,532,907	1,587,694	1,629,578
Home equity	130,009	136,469	146,034
Consumer	47,224	47,688	54,749
DDA overdrafts	2,707	2,497	3,173
Total loans	$3,546,723	$3,622,119	$3,613,050

Loan balances decreased $75.4 million from December 31, 2020 to March 31, 2021.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Included in C&I loans are PPP loans of $62.8 million at March 31, 2021, which increased $7.4 million from December 31, 2020. Excluding PPP loans, C&I loans decreased $9.2 million from December 31, 2020 to March 31, 2021, primarily due to seasonal loan needs of customers.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $12.1 million from December 31, 2020 to March 31, 2021. At March 31, 2021, $39.1 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $1.7 million from December 31, 2020 to March 31, 2021. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $108.1 million as of March 31, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $1.3 million from December 31, 2020 to March 31, 2021. The Hotel portfolio is comprised of all lodging establishments and totaled $293.2 million as of March 31, 2021. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $3.1 million from December 31, 2020 to March 31, 2021. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $212.6 million as of March 31, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $649.7 million at March 31, 2021 and increased $8.3 million from December 31, 2020 to March 31, 2021. Nonresidential owner-occupied commercial real estate totaled $199.1 million at March 31, 2021 and decreased $14.4 million from December 31, 2020 to March 31, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans decreased $54.8 million from December 31, 2020 to March 31, 2021.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2021, $22.1 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $6.5 million during the first three months of 2021.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $0.5 million during the first three months of 2021.

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

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of COVID-19, expected unemployment ranges significantly increased during the quarter ended March 31, 2020 and resulted in an increase in the Company's provision for credit losses. During the quarter ended March 31, 2021 no significant unemployment factor adjustments were necessary, resulting in minimal impact to the Company's provision for credit losses.

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

As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a recovery of credit losses of $0.4 million during the three months ended March 31, 2021, compared to a provision of $8.0 million for the comparable period in 2020. The recovery of credit losses recorded in the first quarter of 2021 largely reflects the decline in loan balances ($83 million) from the quarter ended December 31, 2020 which resulted in the release of $0.5 million from the allowance for credit losses during the first quarter of 2021. As a result of an improvement in economic conditions in the Company’s footprint, net charge-offs for the quarter ended March 31, 2021 were negligible.

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2021 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Analysis of the Allowance for Credit Losses

An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	Three months ended March 31,		Year ended December 31,
	2021	2020	2020
Balance at beginning of period	$24,549	$11,589	$11,589
Charge-offs:
Commercial and industrial	(34)	(77)	(843)
Commercial real estate	(1)	(383)	(1,113)
Residential real estate	(93)	(483)	(1,250)
Home equity	(64)	(45)	(420)
Consumer	(147)	(55)	(192)
DDA overdrafts	(453)	(703)	(2,345)
Total charge-offs	(792)	(1,746)	(6,163)
Recoveries:
Commercial and industrial	46	9	91
Commercial real estate	164	203	525
Residential real estate	74	95	184
Home equity	23	47	136
Consumer	39	13	238
DDA overdrafts	413	451	1,467
Total recoveries	759	818	2,641
Net charge-offs	(33)	(928)	(3,522)
Impact of adopting CECL	—	5,760	5,760
(Recovery of) provision for credit losses	(440)	7,972	10,722
Balance at end of period	$24,076	$24,393	$24,549
As a Percent of Average Total Loans:
Net charge-offs (annualized)	—%	0.10%	0.10%
Provision for (recovery of) credit losses (annualized)	(0.05)%	0.88%	0.29%
As a Percent of Non-Performing Loans:
Allowance for credit losses	194.49%	202.20%	200.69%
As a Percent of Total Loans:
Allowance for credit losses	0.68%	0.68%	0.68%

Table Five
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2021	2020	2020
Commercial and industrial	$3,525	$5,855	$3,644
Commercial real estate	10,867	9,389	10,997
Residential real estate	8,060	6,958	8,093
Home equity	608	702	630
Consumer	151	233	163
DDA overdrafts	865	1,256	1,022
Allowance for Credit Losses	$24,076	$24,393	$24,549
The ACL decreased from $24.5 million at December 31, 2020 to $24.1 million at March 31, 2021. Below is a summary of the changes in the components of the ACL from December 31, 2020 to March 31, 2021.

The allowance related to the commercial and industrial loan portfolio decreased from $3.6 million at December 31, 2020 to $3.5 million at March 31, 2021 due to a decline in loan balances.

The allowance allocated to the commercial real estate portfolio decreased from $11.0 million at December 31, 2020 to $10.9 million at March 31, 2021 due to a decline in loan balances.

The allowance related to the residential real estate loan portfolio remained consistent at $8.1 million at December 31, 2020 and March 31, 2021.

Table Six
Non-Performing Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	March 31, 2021	March 31, 2020	December 31, 2020
Non-accrual loans with allowance for credit losses	$9,989	$8,833	$9,742
Non-accrual loans with no allowance for credit losses	2,095	$3,207	$2,490
Total non-accrual loans	12,084	12,040	12,232
Accruing loans past due 90 days or more	295	26	—
Total non-performing loans	12,379	12,066	12,232
Other real estate owned ("OREO")	1,625	3,922	1,650
Total non-performing assets	$14,004	$15,988	$13,882

Non-performing assets (as a percent of loans and OREO)	0.39%	0.44%	0.38%

Past-due loans	$6,629	$9,981	$8,888
Past-due loans (as a percentage of total loans)	0.19%	0.28%	0.25%

Table Seven
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of March 31,		December 31,
	2021	2020	2020

Commercial and industrial	$—	$—	$—

1-4 Family	119	128	121
Hotels	2,634	2,861	2,634
Multi-family	1,862	1,940	1,883
Non Residential Non-Owner Occupied	—	—	—
Non Residential Owner Occupied	—	234	—
Commercial real estate	4,615	5,163	4,638

Residential real estate	18,572	21,413	19,226
Home equity	1,956	2,294	2,001
Consumer	211	184	277
Total TDRs	$25,354	$29,054	$26,142

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 78% of the Company's total TDRs as of March 31, 2021. The average age of these TDRs was 13.4 years; the average current balance as a percentage of the original balance was 68.7%; and the average loan-to-value ratio was 63.7% as of March 31, 2021. Of the total 391 Chapter 7 related TDRs, 32 had an estimated loss exposure based on the current balance and appraised value at March 31, 2021.

COVID-19 Pandemic

In March of 2020, in response to the COVID-19 pandemic, regulatory guidance was issued that clarified the accounting for loan modifications. Modifications of loan terms do not automatically result in a TDR. Short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extension of repayment terms, or other delays that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time of modification. In addition, modifications or deferrals pursuant to the CARES Act do not represent TDRs. However, these deferrals do not absolve the company from performing its normal risk rating and therefore a loan could be current and have a less than satisfactory risk rating.

Through March 31, 2021, the Company granted deferrals of approximately $145 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of March 31, 2021, approximately $3 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of March 31 31, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through March 31, 2021, the Company granted deferrals of approximately $480 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of March 31, 2021, approximately $115 million of these loans were still deferring (including $105 million for hotel and lodging related loans), while approximately $365 million have resumed making their normal loan payment.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2021 vs. 2020
(in millions)

	Three months ended March 31,
	2021	2020	$ Change	% Change
Net investment securities gains (losses)	$0.2	$(2.3)	$2.5	108.7%
Sale of VISA shares	—	17.8	(17.8)	(100.0)%
Non-interest income, excluding net investment securities gains and sale of VISA shares	16.4	17.8	(1.4)	(7.9)%
Non-interest expense	29.8	29.5	0.3	1.0%

Non-Interest Income: During the quarter ended March 31, 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million, or $0.84 diluted per share on an after-tax basis. Additionally, the Company reported $0.1 million of unrealized fair value losses on the Company’s equity securities during the first quarter of 2021 compared to $2.4 million of unrealized fair value losses on the Company’s equity securities during the first quarter of 2020. The Company’s portfolio of equity securities consists primarily of holdings in First National Corporation (“FXNC”) (a commercial banking company headquartered in Strasburg, VA) and Eagle Financial Services (a commercial banking company headquartered in Berryville, VA). In the first quarter of 2021, the Company sold shares of FXNC and realized a gain of $0.3 million. Exclusive of these items, non-interest income decreased from $17.9 million for the first quarter of 2020 to $16.4 million for the first quarter of 2021. This decrease was largely attributable to a decrease of $1.8 million, or 23.9%, in service charges. In addition, other income, primarily due to lower fees from loan interest rate swap originations, decreased $0.7 million. These decreases were partially offset by higher bankcard revenues ($1.1 million, or 21.5%) compared to the quarter ended March 31, 2020. Bankcard revenue of $6.2 million in the quarter ended March 31, 2021, represents the highest quarterly total in the Company’s history as spending by our customers increased significantly in the month of March.

Non-Interest Expense: Non-interest expenses increased $0.3 million (1.0%), from $29.5 million in the first quarter of 2020 to $29.8 million in the first quarter of 2021. This increase was primarily due to an increase in FDIC insurance expense of $0.4 million due to credits utilized in the first quarter of 2020.

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2021 was 20.1% compared to 20.2% for the three months ended March 31, 2020.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2021
+400	4.25%	+27.5%
+300	3.25	+25.3
+200	2.25	+20.5
+100	1.25	+12.1

December 31, 2020
+400	4.25%	+22.1%
+300	3.25	+21.5
+200	2.25	+17.9
+100	1.25	+12.0

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2021 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2021, City National could pay dividends up to $55.1 million plus net profits for the remainder of 2021, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $36.5 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2021.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.3 million of additional cash over the next 12 months. As of March 31, 2021, City Holding reported a cash balance of $18.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2021, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2021, City National has the capacity to borrow $2.0 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 59.8% as of March 31, 2021 and deposit balances fund 81.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.21 billion at March 31, 2021, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $316.0 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 60.9% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $19.4 million of cash from operating activities during the first three months of 2021, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $58.7 million of cash in investing activities during the first three months of 2021, primarily due to a net decrease in loans of $75.8 million and proceeds from maturities and calls of securities available-for-sale of $49.4 million. These increases were partially offset by purchases of securities available-for-sale of $66.4 million. The Company generated $150.1 million of cash in financing activities during the first three months of 2021, principally as a result of an increase in interest-bearing deposits of $77.5 million, non-interest-bearing deposits of $67.2 million, and short-term borrowings of $20.0 million. These increases were partially offset by dividends paid to the Company's common stockholders of $9.2 million and purchases of treasury stock of $5.8 million.

Capital Resources

Shareholders' equity decreased $9.4 million for the three months ended March 31, 2021 due to other comprehensive loss of $15.6 million, cash dividends declared of $9.4 million, and the repurchase of 75,110 common shares at a weighted average price of $76.71 per share ($5.8 million) as part of a one million share repurchase plan authorized by the Board of Directors in February 2019. These decreases were partially offset by net income of $19.8 million and stock based related compensation expense of $1.2 million.

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

March 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$563,523	16.8%	$235,382	7.0%	$218,569	6.5%
City National Bank	492,808	14.8%	233,847	7.0%	217,144	6.5%
Tier I Capital
City Holding Company	563,523	16.8%	285,821	8.5%	269,008	8.0%
City National Bank	492,808	14.8%	283,958	8.5%	267,254	8.0%
Total Capital
City Holding Company	582,816	17.3%	353,072	10.5%	336,259	10.0%
City National Bank	512,100	15.3%	350,771	10.5%	334,068	10.0%
Tier I Leverage Ratio
City Holding Company	563,523	10.1%	224,140	4.0%	280,175	5.0%
City National Bank	492,808	8.9%	221,290	4.0%	276,613	5.0%

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier I Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier I Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

As of March 31, 2021, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2021, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2019, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 of its common shares (the "Program") in open market transactions, in block trades or otherwise at prices that are accretive to the earnings per share of continuing shareholders. The Program, which has no time limit on the duration, permits management to commence or suspend purchases at any time or from time-to-time based upon market and business conditions and without prior notice. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2021:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 - January 31, 2021	8,100	$70.34	841,691	158,309
February 1 -February 28, 2021	32,772	72.29	874,463	125,537
March 1 - March 31, 2021	34,238	82.45	908,701	1,000,000

On March 31, 2021, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in February 2019.

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

2(b)
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

Date: May 6, 2021