Form 10-Q
period 2021-06-30
CITY HOLDING CO
filed 2021-08-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The registrant had outstanding 15,383,669 shares of common stock as of August 2, 2021.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$97,523	$77,412
Interest-bearing deposits in depository institutions	512,367	451,247
Cash and Cash Equivalents	609,890	528,659

Investment securities available for sale, at fair value	1,340,681	1,178,789
Other securities	24,548	27,372
Total Investment Securities	1,365,229	1,206,161

Gross loans	3,529,416	3,622,119
Allowance for credit losses	(20,016)	(24,549)
Net Loans	3,509,400	3,597,570

Bank owned life insurance	119,491	118,243
Premises and equipment, net	76,263	76,925
Accrued interest receivable	15,967	15,793
Goodwill and other intangible assets, net	117,857	118,592
Other assets	89,958	96,697
Total Assets	$5,904,055	$5,758,640

Liabilities
Deposits:
Noninterest-bearing	$1,279,932	$1,176,990
Interest-bearing:
Demand deposits	1,070,004	1,027,201
Savings deposits	1,301,219	1,188,003
Time deposits	1,153,391	1,260,022
Total Deposits	4,804,546	4,652,216

Short-term borrowings:
Securities sold under agreements to repurchase	311,316	295,956
Net deferred tax liability	2,310	3,202
Other liabilities	90,407	106,160
Total Liabilities	5,208,579	5,057,534

Commitments and contingencies - see Note H

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2021 and December 31, 2020, less 3,520,586 and 3,280,040 shares in treasury, respectively	47,619	47,619
Capital surplus	169,674	171,304
Retained earnings	613,553	589,988
Cost of common stock in treasury	(157,936)	(139,038)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	28,227	36,894
Underfunded pension liability	(5,661)	(5,661)
Total Accumulated Other Comprehensive Income	22,566	31,233
Total Shareholders’ Equity	695,476	701,106
Total Liabilities and Shareholders’ Equity	$5,904,055	$5,758,640
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Interest and fees on loans	$33,114	$37,718	$67,438	$79,053
Interest and dividends on investment securities:
Taxable	5,932	5,718	11,174	11,589
Tax-exempt	1,291	821	2,544	1,528
Interest on deposits in depository institutions	162	55	280	360
Total Interest Income	40,499	44,312	81,436	92,530

Interest Expense
Interest on deposits	2,460	5,963	5,740	13,201
Interest on short-term borrowings	125	279	242	743
Interest on long-term debt	—	—	—	100
Total Interest Expense	2,585	6,242	5,982	14,044
Net Interest Income	37,914	38,070	75,454	78,486
(Recovery of) provision for credit losses	(2,000)	1,250	(2,440)	9,222
Net Interest Income After (Recovery of) Provision for Credit Losses	39,914	36,820	77,894	69,264

Non-Interest Income
Gains (losses) on sale of investment securities, net	29	(6)	312	56
Unrealized gains (losses) recognized on equity securities still held	410	242	359	(2,159)
Service charges	5,895	4,945	11,776	12,667
Bankcard revenue	7,221	5,888	13,434	11,003
Trust and investment management fee income	2,012	1,931	4,045	3,730
Bank owned life insurance	940	848	2,400	2,523
Sale of VISA shares	—	—	—	17,837
Other income	941	783	1,752	2,318
Total Non-Interest Income	17,448	14,631	34,078	47,975

Non-Interest Expense
Salaries and employee benefits	15,559	14,873	31,230	30,724
Occupancy related expense	2,525	2,402	5,147	4,890
Equipment and software related expense	2,655	2,504	5,199	4,933
FDIC insurance expense	382	167	787	167
Advertising	824	933	1,705	1,776
Bankcard expenses	1,746	1,498	3,330	2,933
Postage, delivery, and statement mailings	568	592	1,160	1,208
Office supplies	371	353	763	747
Legal and professional fees	589	589	1,264	1,190
Telecommunications	676	531	1,366	1,042
Repossessed asset losses, net of expenses	1	76	80	274
Other expenses	3,678	3,950	7,352	8,052
Total Non-Interest Expense	29,574	28,468	59,383	57,936
Income Before Income Taxes	27,788	22,983	52,589	59,303
Income tax expense	5,640	4,732	10,627	12,054
Net Income Available to Common Shareholders	$22,148	$18,251	$41,962	$47,249

Average shares outstanding, basic	15,573	16,081	15,614	16,123
Effect of dilutive securities	21	16	26	19
Average shares outstanding, diluted	15,594	16,097	15,640	16,142

Basic earnings per common share	$1.41	$1.12	$2.66	$2.90
Diluted earnings per common share	$1.41	$1.12	$2.66	$2.90

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income available to common shareholders	$22,148	$18,251	$41,962	$47,249

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	9,154	4,652	(11,086)	31,365
Reclassification adjustment for (gains) losses	(29)	6	(312)	(56)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	—	1,562
Other comprehensive income (loss) before income taxes	9,125	4,658	(11,398)	32,871
Tax effect	(2,187)	(1,089)	2,731	(7,682)
Other comprehensive income (loss), net of tax	6,938	3,569	(8,667)	25,189

Comprehensive Income, Net of Tax	$29,086	$21,820	$33,295	$72,438

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended June 30, 2021 and 2020
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2020	$47,619	$170,096	$556,718	$(116,665)	$27,460	$685,228
Net income	—	—	18,251	—	—	18,251
Other comprehensive income	—	—	—	—	3,569	3,569
Cash dividends declared ($0.57 per share)	—	—	(9,165)	—	—	(9,165)
Stock-based compensation expense	—	693	—	—	—	693
Restricted awards granted	—	(879)	—	879	—	—
Exercise of 1,516 stock options	—	(29)	—	96	—	67
Purchase of 79,238 treasury shares	—	—	—	(4,893)	—	(4,893)
Balance at June 30, 2020	$47,619	$169,881	$565,804	$(120,583)	$31,029	$693,750

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2021	$47,619	$170,526	$600,396	$(142,484)	$15,628	$691,685
Net income	—	—	22,148	—	—	22,148
Other comprehensive income	—	—	—	—	6,938	6,938
Cash dividends declared ($0.58 per share)	—	—	(8,991)	—	—	(8,991)
Stock-based compensation expense	—	625	—	—	—	625
Restricted awards granted	—	(1,396)	—	1,396	—	—
Exercise of 2,921 stock options	—	(81)	—	233	—	152
Purchase of 216,906 treasury shares	—	—	—	(17,081)	—	(17,081)
Balance at June 30, 2021	$47,619	$169,674	$613,553	$(157,936)	$22,566	$695,476

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2021 and 2020
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Cumulative change in accounting principle	—	—	(2,335)	—	—	(2,335)
Balance at January 1, 2020	47,619	170,309	536,918	(105,038)	5,840	655,648
Net income	—	—	47,249	—	—	47,249
Other comprehensive income	—	—	—	—	25,189	25,189
Cash dividends declared ($1.14 per share)	—	—	(18,363)	—	—	(18,363)
Stock-based compensation expense	—	1,702	—	—	—	1,702
Restricted awards granted	—	(2,033)	—	2,033	—	—
Exercise of 4,166 stock options	—	(97)	—	286	—	189
Purchase of 261,137 treasury shares	—	—	—	(17,864)	—	(17,864)
Balance at June 30, 2020	$47,619	$169,881	$565,804	$(120,583)	$31,029	$693,750

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	41,962	—	—	41,962
Other comprehensive loss	—	—	—	—	(8,667)	(8,667)
Cash dividends declared ($1.16 per share)	—	—	(18,397)	—	—	(18,397)
Stock-based compensation expense	—	1,778	—	—	—	1,778
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 11,690 stock options	—	(1,548)	—	2,085	—	537
Purchase of 292,016 treasury shares	—	—	—	(22,843)	—	(22,843)
Balance at June 30, 2021	$47,619	$169,674	$613,553	$(157,936)	$22,566	$695,476

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2021	2020
Net income	$41,962	$47,249
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	4,036	873
(Recovery of) provision for credit losses	(2,440)	9,222
Depreciation of premises and equipment	2,906	2,772
Deferred income tax expense	1,889	2,323
Net periodic employee benefit cost	317	362
Pension contributions	(1,000)	(450)
Unrealized and realized investment securities (gains) losses, net	(670)	2,103
Gain from the sale of VISA shares	—	(17,837)
Stock-compensation expense	1,778	1,702
Excess tax benefit from stock-compensation expense	(221)	(137)
Increase in value of bank-owned life insurance	(2,399)	(2,523)
Loans held for sale
Loans originated for sale	(17,723)	(9,372)
Proceeds from the sale of loans originated for sale	17,295	9,854
Gain on sale of loans	(154)	(177)
Change in accrued interest receivable	(174)	(2,631)
Change in other assets	(9,956)	(9,515)
Change in other liabilities	4,881	16,334
Net Cash Provided by Operating Activities	40,327	50,152

Net decrease (increase) in loans	92,250	(46,146)
Securities available-for-sale
Purchases	(316,479)	(232,478)
Proceeds from sales	—	28,548
Proceeds from maturities and calls	136,560	51,246
Other investments
Purchases	(116)	(2,132)
Proceeds from sales	3,619	2,282
Proceeds from the sale of VISA shares	—	17,837
Purchases of premises and equipment	(2,561)	(3,798)
Proceeds from the disposals of premises and equipment	366	134
Proceeds from the disposition of assets held-for-sale	—	440
Proceeds from bank-owned life insurance policies	2,147	1,513
Payments for low income housing tax credits	(1,559)	(716)
Net Cash Used in Investing Activities	(85,773)	(183,270)

Net increase in non-interest-bearing deposits	102,942	274,382
Net increase in interest-bearing deposits	49,485	61,150
Net increase in short-term borrowings	15,360	71,421
Repayment of long-term debt	—	(4,124)
Purchases of treasury stock	(22,843)	(17,864)
Proceeds from exercise of stock options	537	189
Lease payments	(431)	(434)
Dividends paid	(18,373)	(18,492)
Net Cash Provided by Financing Activities	126,677	366,228
Increase in Cash and Cash Equivalents	81,231	233,110
Cash and cash equivalents at beginning of period	528,659	140,144
Cash and Cash Equivalents at End of Period	$609,890	$373,254

Supplemental Cash Flow Information:
Cash paid for interest	$6,851	$14,878
Cash paid for income taxes	10,650	2,400

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2021. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	271,658	9,853	167	281,344	266,483	11,467	139	277,811
Mortgage-backed securities:
U.S. government agencies	987,297	24,937	2,327	1,009,907	815,682	34,807	105	850,384
Private label	9,271	786	—	10,057	9,976	916	—	10,892
Trust preferred securities	4,563	—	280	4,283	4,557	—	457	4,100
Corporate securities	32,377	1,468	—	33,845	31,465	2,146	1	33,610
Total Debt Securities	1,305,166	37,044	2,774	1,339,436	1,128,163	49,336	702	1,176,797
Certificates of deposit held for investment	1,245	—	—	1,245	1,992	—	—	1,992
Total Securities Available-for-Sale	$1,306,411	$37,044	$2,774	$1,340,681	$1,130,155	$49,336	$702	$1,178,789

The Company's other investment securities include marketable and non-marketable equity securities. At June 30, 2021 and December 31, 2020, the Company held $9.1 million and $11.8 million in marketable equity securities, respectively. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in community bank holding companies including Eagle Financial Services, Inc. (EFSI) (1.5%). Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2021 and December 31, 2020, the Company held $15.4 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At June 30, 2021 and December 31, 2020 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2021 and December 31, 2020.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$10,876	$102	$2,419	$65	$13,295	$167
Mortgage-backed securities:
U.S. Government agencies	349,736	2,314	32,229	13	381,965	2,327
Trust preferred securities	—	—	4,283	280	4,283	280
Total available-for-sale	$360,612	$2,416	$38,931	$358	$399,543	$2,774

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$10,578	$139	$—	$—	$10,578	$139
Mortgage-backed securities:
U.S. Government agencies	62,412	105	35	—	62,447	105
Trust preferred securities	—	—	4,100	457	4,100	457
Corporate securities	488	1	—	—	488	1
Total available-for-sale	$73,478	$245	$4,135	$457	$77,613	$702

The Company incurred no credit-related investment impairment losses in either the six months ended June 30, 2021 or June 30, 2020.

As of June 30, 2021, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2021, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the six months ended June 30, 2021 and 2020, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at June 30, 2021, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$4,121	$4,176
Due after one year through five years	41,677	43,217
Due after five years through ten years	261,225	275,126
Due after ten years	998,143	1,016,917
Total	$1,305,166	$1,339,436

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross realized gains on securities sold	$29	$—	$312	$133
Gross realized losses on securities sold	—	(6)	—	(77)
Net investment security gains (losses)	$29	$(6)	$312	$56

Gross unrealized gains recognized on equity securities still held	$2,216	$708	$2,720	$837
Gross unrealized losses recognized on equity securities still held	(1,806)	(466)	(2,361)	(2,996)
Net unrealized gains (losses) recognized on equity securities still held	$410	$242	$359	$(2,159)

During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company's balance sheet was $0, as the Company had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $645 million and $644 million at June 30, 2021 and December 31, 2020, respectively.

Note D –Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2021	December 31, 2020
Commercial and industrial	358,583	372,989

1-4 Family	108,079	109,812
Hotels	290,119	294,464
Multi-family	212,715	215,671
Non Residential Non-Owner Occupied	653,264	641,351
Non Residential Owner Occupied	209,100	213,484
Commercial real estate	1,473,277	1,474,782

Residential real estate	1,521,102	1,587,694
Home equity	127,608	136,469
Consumer	45,184	47,688
Demand deposit account (DDA) overdrafts	3,662	2,497
Gross loans	3,529,416	3,622,119
Allowance for credit losses	(20,016)	(24,549)
Net loans	$3,509,400	$3,597,570

Construction loans included in:
Commercial real estate	$43,904	$40,449
Residential real estate	20,838	27,078

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

Paycheck Protection Program

The Company originated loans to its customers under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness, are fully guaranteed by the SBA. Through June 30, 2021, the Company has funded approximately $136 million of SBA-approved PPP loans to over 2,500 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of June 30, 2021, has received forgiveness proceeds of approximately $86 million.

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three and six months ended June 30, 2021 and 2020 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Six months ended June 30, 2021
Beginning balance	$3,644	$10,997	$8,093	$630	$163	$1,022	$24,549
Charge-offs	(245)	(1,719)	(179)	(72)	(226)	(883)	(3,324)
Recoveries	71	179	91	26	143	721	1,231
(Recovery of) provision for credit losses	(114)	(1,090)	(1,214)	(116)	165	(71)	(2,440)
Ending balance	$3,356	$8,367	$6,791	$468	$245	$789	$20,016

Six months ended June 30, 2020
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(77)	(422)	(859)	(206)	(91)	(1,162)	(2,817)
Recoveries	14	331	103	56	141	800	1,445
Provision for (recovery of) credit losses	2,555	4,321	2,492	208	(95)	(259)	9,222
Ending balance	$6,266	$10,090	$7,323	$647	$120	$753	$25,199

Three months ended June 30, 2021
Beginning balance	$3,525	$10,867	$8,060	$608	$151	$865	$24,076
Charge-offs	(211)	(1,718)	(86)	(8)	(79)	(430)	(2,532)
Recoveries	25	15	17	3	104	308	472
Provision for (recovery of) credit losses	17	(797)	(1,200)	(135)	69	46	(2,000)
Ending balance	$3,356	$8,367	$6,791	$468	$245	$789	$20,016

Three months ended June 30, 2020
Beginning Balance	$5,855	$9,389	$6,958	$702	$233	$1,256	24,393
Charge-offs	—	(39)	(376)	(161)	(36)	(459)	(1,071)
Recoveries	5	128	8	9	128	349	627
Provision for (recovery of) credit losses	406	612	733	97	(205)	(393)	1,250
	$6,266	$10,090	$7,323	$647	$120	$753	$25,199

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. The provision for credit losses recorded during the six months ended June 30, 2021 reflects the expected economic impact from the COVID-19 pandemic. As a result of COVID-19, expected unemployment ranges significantly increased during the quarter ended March 31, 2020 and resulted in an increase in the Company's provision for credit losses. During the quarter ended June 30, 2021, the Company partially recovered a portion of the provision for credit losses incurred in the quarter ended March 31, 2020, due to improvements in the outlook for unemployment ranges utilized by the Company and partial adjustments to other qualitative and other factors.

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

Non-Performing Loans

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of June 30, 2021 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$172	$648	$—

1-4 Family	—	1,963	—
Hotels	1,350	114	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	683	—
Non Residential Owner Occupied	1,922	351	—
Commercial Real Estate	3,272	3,111	—

Residential Real Estate	1	2,481	278
Home Equity	—	81	—
Consumer	—	—	—
Total	$3,445	$6,321	$278

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

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the six months ended June 30, 2021 and 2020.

The following table presents the amortized cost basis of individually evaluated impaired collateral-dependent loans as of June 30, 2021 and December 31, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	June 30, 2021		December 31, 2020
	Secured by		Secured by
	Real Estate	Equipment	Real Estate	Equipment
Commercial and industrial	$172	$—	$173	$—

1-4 Family	—	—	—	—
Hotels	1,350	—	2,837	—
Multi-family	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—
Non Residential Owner Occupied	1,922	—	2,296	—
Commercial real estate	3,272	—	5,133	—
Total	$3,444	$—	$5,306	$—

     The Company would have recognized less than $0.2 million and $0.1 million of interest income during each of the six months ended June 30, 2021 and 2020, respectively, if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or impaired loans at June 30, 2021.

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

The following tables present the aging of the amortized cost basis in past-due loans as of June 30, 2021 and December 31, 2020 by class of loan (in thousands):

	June 30, 2021
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$722	$—	$—	$722	$357,041	$820	$358,583

1-4 Family	111	—	—	111	106,005	1,963	108,079
Hotels	—	—	—	—	288,655	1,464	290,119
Multi-family	—	—	—	—	212,715	—	212,715
Non Residential Non-Owner Occupied	—	—	—	—	652,581	683	653,264
Non Residential Owner Occupied	10	377	—	387	206,440	2,273	209,100
Commercial real estate	121	377	—	498	1,466,396	6,383	1,473,277

Residential real estate	4,956	219	278	5,453	1,513,167	2,482	1,521,102
Home Equity	494	28	—	522	127,005	81	127,608
Consumer	11	1	—	12	45,172	—	45,184
Overdrafts	414	3	—	417	3,245	—	3,662
Total	$6,718	$628	$278	$7,624	$3,512,026	$9,766	$3,529,416

	December 31, 2020
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$1,213	$27	$—	$1,240	$370,981	$768	$372,989

1-4 Family	484	—	—	484	107,272	2,056	109,812
Hotels	—	—	—	—	291,513	2,951	294,464
Multi-family	—	—	—	—	215,671	—	215,671
Non Residential Non-Owner Occupied	119	—	—	119	640,724	508	641,351
Non Residential Owner Occupied	23	—	—	23	210,575	2,886	213,484
Commercial real estate	626	—	—	626	1,465,755	8,401	1,474,782

Residential real estate	5,177	816	—	5,993	1,578,733	2,968	1,587,694
Home Equity	575	—	—	575	135,799	95	136,469
Consumer	63	50	—	113	47,575	—	47,688
Overdrafts	334	7	—	341	2,156	—	2,497
Total	$7,988	$900	$—	$8,888	$3,600,999	$12,232	$3,622,119

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

The following table sets forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	June 30, 2021	December 31, 2020
Commercial and industrial	$—	$—

1-4 Family	117	121
Hotels	1,116	2,634
Multi-family	1,843	1,883
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	3,076	4,638

Residential real estate	17,788	19,226
Home equity	1,920	2,001
Consumer	203	277
Total	$22,987	$26,142

The Company has allocated $0.3 million and $1.6 million of the allowance for credit losses for these loans as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the six months ended June 30, 2021 and 2020, respectively (dollars in thousands):

	June 30, 2021			June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	6	404	404	24	1,720	1,716
Home equity	—	—	—	2	70	70
Consumer	—	—	—	—	—	—
Total	6	$404	$404	26	$1,790	$1,786

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the six months ended June 30, 2021 and 2020 and resulted in no charge-offs during those same time periods.

The Company had one TDR that had a partial charge-off of $1.7 million during 2021, and no significant TDRs that subsequently defaulted in 2020.

Most TDRs above are reported due to filing Chapter 7 bankruptcy. Regulatory guidance requires that loans be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of debt by the bankruptcy court is deemed to be a concession granted to the borrower.

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

Through June 30, 2021, the Company granted deferrals of approximately $144 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of June 30, 2021, approximately $2 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of June 30, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through June 30, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of June 30, 2021, approximately $92 million of these loans related to hotel and lodging customers were still deferring, while approximately $387 million have resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at June 30, 2021 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial and industrial
Pass	$59,635	$77,375	$47,007	$52,751	$26,977	$18,105	$68,518	$350,368
Special mention	—	511	21	7	35	—	186	760
Substandard	219	847	1,418	791	437	1,938	1,805	7,455
Total	$59,854	$78,733	$48,446	$53,549	$27,449	$20,043	$70,509	$358,583

Commercial real estate -
1-4 Family
Pass	$12,724	$19,026	$12,928	$6,881	$4,941	$33,556	$11,771	$101,827
Special mention	—	290	—	—	—	602	—	892
Substandard	—	117	324	—	739	4,180	—	5,360
Total	$12,724	$19,433	$13,252	$6,881	$5,680	$38,338	$11,771	$108,079

Commercial real estate -
Hotels
Pass	$1,978	$20,950	$85,967	$26,152	$41,848	$48,645	$—	$225,540
Special mention	—	114	8,943	—	—	8,611	—	17,668
Substandard	68	483	15,413	—	6,912	23,801	234	46,911
Total	$2,046	$21,547	$110,323	$26,152	$48,760	$81,057	$234	$290,119

Commercial real estate -
Multi-family
Pass	$6,482	$80,101	$55,201	$2,335	$20,152	$45,009	$1,521	$210,801
Special mention	—	—	1,843	—	—	—	—	1,843
Substandard	—	—	—	—	—	71	—	71
Total	$6,482	$80,101	$57,044	$2,335	$20,152	$45,080	$1,521	$212,715

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$60,049	$155,753	$92,616	$110,794	$49,039	$167,195	$9,418	$644,864
Special mention	124	189	192	262	278	189	—	1,234
Substandard	898	557	1,382	1,389	30	2,910	—	7,166
Total	$61,071	$156,499	$94,190	$112,445	$49,347	$170,294	$9,418	$653,264

Commercial real estate -
Non Residential Owner Occupied
Pass	$26,857	$29,480	$25,433	$23,499	$18,813	$51,953	$4,412	$180,447
Special mention	—	30	2,829	48	329	2,677	—	5,913
Substandard	202	116	4,250	670	6,048	11,454	—	22,740
Total	$27,059	$29,626	$32,512	$24,217	$25,190	$66,084	$4,412	$209,100

Commercial real estate -
Total
Pass	$108,089	$305,309	$272,144	$169,661	$134,792	$346,357	$27,130	$1,363,482
Special mention	124	623	13,807	310	606	12,079	—	27,549
Substandard	1,168	1,273	21,368	2,059	13,729	42,415	234	82,246
Total	$109,381	$307,205	$307,319	$172,030	$149,127	$400,851	$27,364	$1,473,277

Residential real estate
Performing	$164,523	$371,421	$186,802	$138,754	$106,784	$442,449	$107,886	$1,518,619
Non-performing	—	—	—	41	227	580	1,635	2,483
Total	$164,523	$371,421	$186,802	$138,795	$107,011	$443,029	$109,521	$1,521,102

Home equity
Performing	$4,497	$7,926	$4,998	$3,870	$1,757	$11,196	$93,283	$127,527
Non-performing	—	—	—	—	—	—	81	81
Total	$4,497	$7,926	$4,998	$3,870	$1,757	$11,196	$93,364	$127,608

Consumer
Performing	$8,680	$12,654	$11,344	$6,948	$2,163	$1,663	$1,732	$45,184
Non-performing	—	—	—	—	—	—	—	—
Total	$8,680	$12,654	$11,344	$6,948	$2,163	$1,663	$1,732	$45,184

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$123,920	$51,972	$59,152	$30,440	$16,673	$6,942	$75,018	$364,117
Special mention	72	27	13	47	—	433	508	1,100
Substandard	783	1,553	918	589	268	1,733	1,928	7,772
Total	$124,775	$53,552	$60,083	$31,076	$16,941	$9,108	$77,454	$372,989

Commercial real estate -
1-4 Family
Pass	$19,970	$17,540	$8,217	$7,444	$6,158	$33,075	$10,274	$102,678
Special mention	192	—	—	—	159	753	—	1,104
Substandard	119	343	—	863	102	4,603	—	6,030
Total	$20,281	$17,883	$8,217	$8,307	$6,419	$38,431	$10,274	$109,812

Commercial real estate -
Hotels
Pass	$23,886	$95,269	$26,206	$42,593	$21,490	$43,686	$—	$253,130
Substandard	343	15,412	—	6,750	4,465	14,364	—	41,334
Total	$24,229	$110,681	$26,206	$49,343	$25,955	$58,050	$—	$294,464

Commercial real estate -
Multi-family
Pass	$81,127	$56,371	$2,688	$20,730	$23,873	$27,009	$1,363	$213,161
Special mention	—	1,883	551	—	—	—	—	2,434
Substandard	—	—	—	—	—	76	—	76
Total	$81,127	$58,254	$3,239	$20,730	$23,873	$27,085	$1,363	$215,671

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$155,937	$101,011	$115,524	$51,329	$76,219	$125,349	$8,825	$634,194
Special mention	16	504	592	37	—	147	—	1,296
Substandard	580	1,385	1,159	52	1,187	1,338	160	5,861
Total	$156,533	$102,900	$117,275	$51,418	$77,406	$126,834	$8,985	$641,351

Commercial real estate -
Non Residential Owner Occupied
Pass	$31,443	$26,685	$26,403	$20,582	$20,032	$50,988	$5,098	$181,231
Special mention	234	2,901	53	90	—	2,470	—	5,748
Substandard	117	5,084	696	6,069	3,820	10,557	162	26,505
Total	$31,794	$34,670	$27,152	$26,741	$23,852	$64,015	$5,260	$213,484

Commercial real estate -
Total
Pass	$312,363	$296,876	$179,038	$142,678	$147,772	$280,107	$25,560	$1,384,394
Special mention	442	5,288	1,196	127	159	3,370	—	10,582
Substandard	1,159	22,224	1,855	13,734	9,574	30,938	322	79,806
Total	$313,964	$324,388	$182,089	$156,539	$157,505	$314,415	$25,882	$1,474,782

Residential real estate
Performing	$407,135	$233,709	$176,523	$134,425	$102,828	$416,473	$113,633	$1,584,726
Non-performing	—	—	—	164	41	1,184	1,579	2,968
Total	$407,135	$233,709	$176,523	$134,589	$102,869	$417,657	$115,212	$1,587,694

Home equity
Performing	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,712	$136,374
Non-performing	—	—	—	—	—	—	95	95
Total	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,807	$136,469

Consumer
Performing	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688
Non-performing	—	—	—	—	—	—	—	—
Total	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688

Note F –Derivative Instruments

As of June 30, 2021 and December 31, 2020, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$581,190	$31,211	$647,613	$52,364
Loan interest rate swap - liabilities	100,091	2,884	37,721	562

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	109,846	3,112	37,721	562
Loan interest rate swap - liabilities	585,041	31,332	661,866	52,607

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$4,854	$3,807	$(18,140)	$41,718
Other (expense) income - derivative liabilities	(4,854)	(3,807)	18,140	(41,718)
Other (expense) income - derivative liabilities	(185)	10	352	183

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $29.4 million as of June 30, 2021.

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

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $2.8 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2021, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2021		2020
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	158,554	$67.40	148,083	$62.62
Granted	38,036	76.65	37,103	67.40
Forfeited	—	—	—	—
Vested	(52,050)	61.23	(26,450)	49.58
Outstanding at June 30	144,540	$71.75	158,736	$65.91

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended June 30		Six months ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense associated with restricted shares	$691	$681	$1,475	$1,310

At period-end:			June 30, 2021
Unrecognized stock-based compensation expense associated with restricted shares			$6,016
Weighted average period (in years) in which the above amount is expected to be recognized			3.2

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2021 and 2020, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of net periodic cost:
Interest cost	$83	$112	$166	$224
Expected return on plan assets	(205)	(203)	(410)	(406)
Net amortization and deferral	280	272	561	544
Net Periodic Pension Cost	$158	$181	$317	$362

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2021	December 31, 2020
Commitments to extend credit:
Home equity lines	$223,049	$215,619
Commercial real estate	73,961	65,828
Other commitments	239,386	245,647
Standby letters of credit	7,833	6,460
Commercial letters of credit	208	610

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

	Three months ended June 30,			Six months ended June 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2021
Beginning Balance	$(5,661)	$21,289	$15,628	$(5,661)	$36,894	$31,233

Other comprehensive income (loss) before reclassifications	—	6,960	6,960	—	(8,430)	(8,430)
Amounts reclassified from other comprehensive income	—	(22)	(22)	—	(237)	(237)
	—	6,938	6,938	—	(8,667)	(8,667)

Ending Balance	$(5,661)	$28,227	$22,566	$(5,661)	$28,227	$22,566

2020
Beginning Balance	$(6,270)	$33,730	$27,460	$(6,270)	$12,110	$5,840

Other comprehensive income before reclassifications	—	3,565	3,565	—	24,036	24,036
Amounts reclassified from other comprehensive income	—	4	4	—	(44)	(44)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale		—	—		1,197	1,197
	—	3,569	3,569	—	25,189	25,189

Ending Balance	$(6,270)	$37,299	$31,029	$(6,270)	$37,299	$31,029

	Amounts reclassified from Other Comprehensive Income
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2021	2020	2021	2020	of Income

Securities available-for-sale:
Net securities gains (losses) reclassified into earnings	$29	$(6)	$312	$56	Gains (losses) on sale of investment securities, net
Related income tax (expense) income	(7)	2	(75)	(12)	Income tax expense
Net effect on accumulated other comprehensive income	$22	$(4)	$237	$44

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income available to common shareholders	$22,148	$18,251	$41,962	$47,249
Less: earnings allocated to participating securities	(206)	(180)	(385)	(463)
Net earnings allocated to common shareholders	$21,942	$18,071	$41,577	$46,786

Distributed earnings allocated to common stock	$8,921	$9,073	$17,845	$18,147
Undistributed earnings allocated to common stock	13,021	8,998	23,732	28,639
Net earnings allocated to common shareholders	$21,942	$18,071	$41,577	$46,786

Average shares outstanding	15,573	16,081	15,614	16,123
Effect of dilutive securities:
Employee stock awards	21	16	26	19
Shares for diluted earnings per share	15,594	16,097	15,640	16,142

Basic earnings per share	$1.41	$1.12	$2.66	$2.90
Diluted earnings per share	$1.41	$1.12	$2.66	$2.90

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2021.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$281,344	$—	$281,344	$—
Mortgage-backed securities:
U.S. Government agencies	1,009,907	—	1,009,907	—
Private label	10,057	—	5,833	4,224
Trust preferred securities	4,283	—	4,283	—
Corporate securities	33,845	—	29,841	4,004
Marketable equity securities	9,134	4,019	5,115	—
Certificates of deposit held for investment	1,245	—	1,245	—
Derivative assets	37,138	—	37,138	—
Financial Liabilities
Derivative liabilities	34,297	—	34,297	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$8,214	$—	$—	$8,214	$(478)
Non-Financial Assets
Other real estate owned	1,309	—	—	1,309	(2)

December 31, 2020
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$277,811	$—	$277,811	$—
Mortgage-backed securities:
U.S. Government agencies	850,384	—	850,384	—
Private label	10,892	—	6,061	4,831
Trust preferred securities	4,100	—	4,100	—
Corporate securities	33,610	—	29,606	4,004
Marketable equity securities	11,839	6,800	5,039	—
Certificates of deposit held for investment	1,992	—	1,992	—
Derivative assets	53,166	—	53,166	—
Financial Liabilities
Derivative liabilities	53,288	—	53,288	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$7,634	$—	$—	$7,634	$(1,118)
Non-Financial Assets
Other real estate owned	1,650	—	—	1,650	(292)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2021 and 2020, collateral discounts ranged from 10% to 30%. During the six months ended June 30, 2021 and 2020, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash and cash equivalents	$609,890	$609,890	$609,890	$—	$—
Securities available-for-sale	1,340,681	1,340,681	—	1,332,453	8,228
Marketable equity securities	9,134	9,134	4,019	5,115	—
Net loans	3,509,400	3,447,763	—	—	3,447,763
Accrued interest receivable	15,967	15,967	15,967	—	—
Derivative assets	37,138	37,138	—	37,138	—

Liabilities:
Deposits	4,804,546	4,809,759	3,651,155	1,158,604	—
Short-term debt	311,316	311,316	—	311,316	—
Accrued interest payable	815	815	815	—	—
Derivative liabilities	34,297	34,297	—	34,297	—

December 31, 2020
Assets:
Cash and cash equivalents	$528,659	$528,659	$528,659	$—	$—
Securities available-for-sale	1,178,789	1,178,789	—	1,169,954	8,835
Marketable equity securities	11,839	11,839	6,800	5,039	—
Net loans	3,597,570	3,578,013	—	—	3,578,013
Accrued interest receivable	15,793	15,793	15,793	—	—
Derivative assets	53,166	53,166	—	53,166	—

Liabilities:
Deposits	4,652,216	4,665,905	3,392,194	1,273,711	—
Short-term debt	295,956	295,956	—	295,956	—
Accrued interest payable	1,586	1,586	1,586	—	—
Derivative liabilities	53,288	53,288	—	53,288	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic/Update

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities the Company serves, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•We have addressed the safety of our branches by following recommended state mandates. During this time, we have found ways to service our customers based on their needs; in person, over the phone, via digital banking access and our drive thru facilities. We have adapted our delivery channels to meet our customer's needs, including opening deposit accounts and closing loans in our drive thrus.
•Provided extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days past due at March 19, 2020. Through June 30, 2021, the Company granted deferrals of approximately $144 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of June 30, 2021, approximately $2 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. Through June 30, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of June 30, 2021, approximately $92 million of these loans related to hotel and lodging customers were still deferring, while approximately $387 million have resumed making their normal loan payment.
•We have chosen to participate in the CARES Act Paycheck Protection Program ("PPP") that provided government guaranteed and forgivable loans to our customers. As of June 30, 2021, the Company has funded approximately $136 million of SBA-approved PPP loans to over 2,500 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of June 30, 2021, has received forgiveness proceeds of approximately $86 million.

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

Financial Summary

Six months ended June 30, 2021 vs. 2020

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2021	2020

Net income available to common shareholders (in thousands)	$41,962	$47,249
Earnings per common share, basic	$2.66	$2.90
Earnings per common share, diluted	$2.66	$2.90
Dividend payout ratio	43.6%	39.3%
ROA*	1.44%	1.81%
ROE*	11.9%	13.7%
ROATCE*	14.3%	16.6%
Average equity to average assets ratio	12.1%	13.2%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2021 decreased $3.0 million compared to the six months ended June 30, 2020 (see Net Interest Income). The Company recorded a recovery of credit losses of $2.4 million for the six months ended June 30, 2021 compared to a provision for credit losses of $9.2 million for the six months ended June 30, 2020 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $13.9 million and non-interest expense increased $1.4 million for the six months ended June 30, 2021 from the six months ended June 30, 2020.

Financial Summary

Three months ended June 30, 2021 vs. 2020

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2021	2020

Net income available to common shareholders (in thousands)	$22,148	$18,251
Earnings per common share, basic	$1.41	$1.12
Earnings per common share, diluted	$1.41	$1.12
Dividend payout ratio	41.2%	50.8%
ROA*	1.49%	1.35%
ROE*	12.6%	10.5%
ROATCE*	15.2%	12.6%
Average equity to average assets ratio	11.8%	12.9%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended June 30, 2021 decreased $0.2 million compared to the three months ended June 30, 2020 (see Net Interest Income). The Company recorded a recovery of credit losses of $2.0 million for the three months ended June 30, 2021 compared to a provision for credit losses of $1.3 million for the three months ended

June 30, 2020 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $2.8 million and non-interest expense increased $1.1 million for the three months ended June 30, 2021 from the three months ended June 30, 2020.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2020 are summarized in the following table (in millions):

	June 30,	December 31,
	2021	2020	$ Change	% Change

Cash and cash equivalents	$609.9	$528.7	$81.2	15.4%
Investment securities	1,365.2	1,206.2	159.0	13.2%
Gross loans	3,529.4	3,622.1	(92.7)	(2.6)%

Total deposits	4,804.5	4,652.2	152.3	3.3%
Customer repurchase agreements	311.3	296.0	15.3	5.2%
Other liabilities	90.4	106.2	(15.8)	(14.9)%

Cash and cash equivalents increased $81 million from December 31, 2020 to $610 million at June 30, 2021, due to an increase in deposit balances primarily as a result of the third round of Economic Income Payments as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and a weak loan demand environment.

Investment securities increased $159 million (13.2%) from December 31, 2020 to $1.4 billion at June 30, 2021, due to the increase in deposit balances and a weak loan demand environment.

Gross loans decreased $93 million (2.6%) from December 31, 2020 to $3.53 billion at June 30, 2021. PPP loans decreased $5.6 million from December 31, 2020, as loans forgiven of $53 million were partially offset by the Company’s participation in the second round of the PPP lending ($47 million). Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans decreased $87.0 million, (2.4%), from December 31, 2020 to $3.48 billion at June 30, 2021. Residential real estate loans decreased $66.6 million (4.2%); home equity loans decreased $8.9 million (6.5%); commercial and industrial loans decreased $8.8 million (2.8%) (excluding PPP loans); consumer loans decreased $2.5 million (5.3%); and commercial real estate loans decreased $1.5 million (0.1%).

Other liabilities decreased $16 million to $90 million, respectively, at June 30, 2021, primarily as a result of market value changes in the Company's interest rate swap derivatives.

Total deposits increased $152 million from December 31, 2020 to $4.80 billion at June 30, 2021. This increase was largely attributable to the third round of Economic Impact Payments as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (approximately $180 million).

Customer repurchase agreements increased $15 million to $311 million at June 30, 2021 due to the liquidity needs of the Company's customers, specifically customers leaving monies in these deposit accounts due to the security of these deposits.

Net Interest Income

Six months ended June 30, 2021 vs. 2020

The Company’s tax equivalent net interest income decreased $2.8 million, or (3.5)%, from $78.9 million for the six months ended June 30, 2020 to $76.1 million for the six months ended June 30, 2021. Excluding the impact of accretion from fair value adjustments, net interest income decreased $1.3 million for the six months ended June 30, 2021. Lower loan yields (49 basis points) and lower investment yields (53 basis points) decreased net interest income by $8.7 million and $3.5 million, respectively. These decreases were partially offset by an increase in average investment securities ($276 million), which increased net interest income by $4.3 million and lower rates paid on interest-bearing liabilities (51 basis points) that lowered interest expense by approximately $7.4 million. In addition, the Company received additional interest income of $0.5 million from an investment security that was called during the six months ended June 30, 2021. The Company’s reported net interest margin decreased from 3.33% for the six months ended June 30, 2020 to 2.86% for the six months ended June 30, 2021.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as decreasing deposit rates. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans made in markets where the Company has a presence, and significant commercial loans collateralized with real estate.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,675,222	$32,987	3.97%	$1,785,795	$38,930	4.38%
Commercial, financial, and agriculture(2)	1,837,947	32,701	3.59	1,791,510	38,141	4.28
Installment loans to individuals(2),(3)	50,187	1,426	5.73	57,217	1,715	6.03
Previously securitized loans(4)	***	324	***	***	267	***
Total loans	3,563,356	67,438	3.82	3,634,522	79,053	4.37
Securities:
Taxable	995,871	11,174	2.26	853,882	11,589	2.73
Tax-exempt(5)	241,924	3,220	2.68	107,671	1,934	3.61
Total securities	1,237,795	14,394	2.35	961,553	13,523	2.83
Deposits in depository institutions	571,130	280	0.10	169,626	360	0.43
Total interest-earning assets	5,372,281	82,112	3.08	4,765,701	92,936	3.92
Cash and due from banks	85,998			75,132
Bank premises and equipment	76,748			78,042
Goodwill and intangible assets	118,270			119,886
Other assets	212,051			213,147
Less: allowance for credit losses	(24,302)			(20,303)
Total assets	$5,841,046			$5,231,605

Liabilities
Interest-bearing demand deposits	$1,039,260	$246	0.05%	$881,904	$647	0.15%
Savings deposits	1,254,752	346	0.06	1,021,608	1,063	0.21
Time deposits(2)	1,208,925	5,149	0.86	1,359,442	11,491	1.70
Short-term borrowings	297,990	243	0.16	232,900	743	0.64
Long-term debt	—	—	—	1,670	100	12.04
Total interest-bearing liabilities	3,800,927	5,984	0.32	3,497,524	14,044	0.81
Noninterest-bearing demand deposits	1,254,938			948,196
Other liabilities	81,273			95,516
Stockholders’ equity	703,908			690,369
Total liabilities and stockholders’ equity	$5,841,046			$5,231,605
Net interest income		$76,128			$78,892
Net yield on earning assets			2.86%			3.33%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees	$1,323	$725

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2021	2020
	Residential real estate	$317	$345
	Commercial, financial and agriculture	690	1,891
	Installment loans to individuals	51	76
	Time deposits	97	311
		$1,155	$2,623

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2021 vs. 2020
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(2,404)	$(3,539)	$(5,943)
Commercial, financial, and agriculture	986	(6,426)	(5,440)
Installment loans to individuals	(210)	(79)	(289)
Previously securitized loans	—	57	57
Total loans	(1,628)	(9,987)	(11,615)
Securities:
Taxable	1,922	(2,337)	(415)
Tax-exempt(1)	2,405	(1,119)	1,286
Total securities	4,327	(3,456)	871
Deposits in depository institutions	850	(930)	(80)
Total interest-earning assets	$3,549	$(14,373)	$(10,824)
Interest-bearing liabilities:
Interest-bearing demand deposits	$115	$(516)	$(401)
Savings deposits	242	(959)	(717)
Time deposits	(1,269)	(5,073)	(6,342)
Short-term borrowings	207	(707)	(500)
Long-term debt	(100)	—	(100)
Total interest-bearing liabilities	$(805)	$(7,255)	$(8,060)
Net Interest Income	$4,354	$(7,118)	$(2,764)
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2021 vs. 2020
The Company’s tax equivalent net interest income was flat at $38.3 million for the three months ended June 30, 2020 and the three months ended June 30, 2021. Excluding the impact of accretion from fair value adjustments, net interest income increased $0.4 million for the three months ended June 30, 2021. Lower rates paid on interest-bearing liabilities (primarily time deposits) decreased interest expense by $3.2 million during the quarter ended June 30, 2021 and an increase in average investment securities ($272 million) added $2.0 million to interest income. In addition, the Company received additional interest income of $0.5 million from an investment security that was called during the three months ended June 30, 2021. These increases were essentially offset by lower loan yields (37 basis points) and lower average loan balances ($119 million), which decreased interest income by $2.9 million and $1.4 million, respectively, as compared to the quarter ended June 30, 2020. In addition, lower yields (32 basis points) on investment securities lowered interest income by $1.2 million. The Company’s reported net interest margin decreased from 3.13% for the three months ended June 30, 2020 to 2.81% for the three months ended June 30, 2021.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as decreasing deposit rates. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans made in markets where the Company has a presence, and significant commercial loans collateralized with real estate.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,652,165	$16,135	3.92%	$1,785,631	$19,048	4.29%
Commercial, financial, and agriculture(2)	1,839,478	16,158	3.52	1,818,344	17,665	3.91
Installment loans to individuals(2),(3)	49,522	713	5.77	56,199	852	6.10
Previously securitized loans(4)	***	109	***	***	152	***
Total loans	3,541,165	33,115	3.75	3,660,174	37,717	4.14
Securities:
Taxable	1,046,008	5,932	2.27	896,997	5,718	2.56
Tax-exempt(5)	244,233	1,633	2.68	120,751	1,039	3.46
Total securities	1,290,241	7,565	2.35	1,017,748	6,757	2.67
Deposits in depository institutions	628,158	162	0.10	236,320	55	0.09
Total interest-earning assets	5,459,564	40,842	3.00	4,914,242	44,529	3.64
Cash and due from banks	92,243			79,501
Bank premises and equipment	76,660			78,717
Goodwill and intangible assets	118,088			119,681
Other assets	206,709			230,423
Less: allowance for credit losses	(23,701)			(24,700)
Total assets	$5,929,563			$5,397,864

Liabilities
Interest-bearing demand deposits	$1,069,896	$122	0.05%	$893,832	$178	0.08%
Savings deposits	1,287,966	163	0.05	1,037,387	363	0.14
Time deposits(2)	1,181,953	2,175	0.74	1,353,619	5,422	1.61
Short-term borrowings	305,134	125	0.16	256,790	279	0.44
Total interest-bearing liabilities	3,844,949	2,585	0.27	3,541,628	6,242	0.71
Noninterest-bearing demand deposits	1,311,340			1,044,009
Other liabilities	72,940			115,110
Shareholders’ equity	700,334			697,117
Total liabilities and shareholders’ equity	$5,929,563			$5,397,864
Net interest income		$38,257			$38,287
Net yield on earning assets			2.81%			3.13%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net	$488	$609

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2021	2020
	Residential real estate	$211	$194
	Commercial, financial and agriculture	365	651
	Installment loans to individuals	23	37
	Time deposits	48	155
		$647	$1,037

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2021 vs. 2020
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(1,428)	$(1,485)	$(2,913)
Commercial, financial, and agriculture	206	(1,713)	(1,507)
Installment loans to individuals	(102)	(37)	(139)
Previously securitized loans	—	(43)	(43)
Total loans	(1,324)	(3,278)	(4,602)
Securities:
Taxable	952	(738)	214
Tax-exempt(1)	1,065	(471)	594
Total securities	2,017	(1,209)	808
Deposits in depository institutions	91	16	107
Total interest-earning assets	$784	$(4,471)	$(3,687)
Interest-bearing liabilities:
Interest-bearing demand deposits	$35	$(91)	$(56)
Savings deposits	88	(288)	(200)
Time deposits	(690)	(2,557)	(3,247)
Short-term borrowings	53	(207)	(154)
Total interest-bearing liabilities	$(514)	$(3,143)	$(3,657)
Net Interest Income	$1,298	$(1,328)	$(30)
(1) Computed on a fully federal taxable equivalent using a tax rate of 21%.

Non-GAAP Financial Measures

Management of the Company uses measures in its analysis of the Company's performance other than those in accordance with generally accepted accounting principles in the United States of America ("GAAP"). These measures are useful when evaluating the underlying performance of the Company's operations. The Company's management believes that these non-GAAP measures enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company's management believes that investors may use these non-GAAP financial measures to evaluate the Company's financial performance without the impact of those items that may obscure trends in the Company's performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they comparable to non-GAAP financial measures that may be presented by other companies. The following table reconciles fully taxable equivalent net interest income with net interest income as derived from the Company's financial statements, as well as other non-GAAP measures (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net interest income (GAAP)	$37,914	$38,070	$75,454	$78,486
Taxable equivalent adjustment	343	217	674	406
Net interest income, fully taxable equivalent	$38,257	$38,287	$76,128	$78,892
Less accretion income	(647)	(1,037)	(1,155)	(2,623)
Net interest income excluding accretion income	$37,610	$37,250	$74,973	$76,269

Equity to assets (GAAP)	11.78%	12.55%
Effect of goodwill and other intangibles, net	(1.80)	(1.93)
Tangible common equity to tangible assets	9.98%	10.62%

Return on tangible equity (GAAP)	15.2%	12.6%	14.3%	16.6%
Impact of sale of VISA shares	—	—	—	(4.80)
Return on tangible equity, excluding sale of VISA shares	15.2%	12.6%	14.3%	11.8%

Return on assets (GAAP)	1.49%	1.35%	1.44%	1.81%
Impact of sale of VISA shares	—	—	—	(0.52)
Return on assets, excluding sale of VISA shares	1.49%	1.35%	1.44%	1.29%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020
Commercial and industrial	358,583	372,989	369,122

1-4 Family	108,079	109,812	123,814
Hotels	290,119	294,464	295,179
Multi-family	212,715	215,671	204,580
Non Residential Non-Owner Occupied	653,264	641,351	628,628
Non Residential Owner Occupied	209,100	213,484	215,472
Commercial real estate	1,473,277	1,474,782	1,467,673

Residential real estate	1,521,102	1,587,694	1,631,151
Home equity	127,608	136,469	142,672
Consumer	45,184	47,688	52,278
DDA overdrafts	3,662	2,497	2,700
Total loans	$3,529,416	$3,622,119	$3,665,596

Loan balances decreased $92.7 million from December 31, 2020 to June 30, 2021.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Included in C&I loans are PPP loans of $49.8 million at June 30, 2021, which decreased $5.6 million from December 31, 2020. Excluding PPP loans, C&I loans decreased $8.8 million from December 31, 2020 to June 30, 2021, primarily due to seasonal loan needs of customers.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $1.5 million from December 31, 2020 to June 30, 2021. At June 30, 2021, $43.9 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $1.7 million from December 31, 2020 to June 30, 2021. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $108.1 million as of June 30, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $4.3 million from December 31, 2020 to June 30, 2021. The Hotel portfolio is comprised of all lodging establishments and totaled $290.1 million as of June 30, 2021. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $3.0 million from December 31, 2020 to June 30, 2021. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $212.7 million as of June 30, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $653.3 million at June 30, 2021 and increased $11.9 million from December 31, 2020 to June 30, 2021. Nonresidential owner-occupied commercial real estate totaled $209.1 million at June 30, 2021 and decreased $4.4 million from December 31, 2020 to June 30, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans decreased $66.6 million from December 31, 2020 to June 30, 2021.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2021, $20.8 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $8.9 million during the first six months of 2021.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $2.5 million during the first six months of 2021.

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

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. The provision for credit losses recorded during the six months ended June 30, 2021 reflects the expected economic impact from the COVID-19 pandemic. As a result of COVID-19, expected unemployment ranges significantly increased during the quarter ended March 31, 2020 and resulted in an increase in the Company's provision for credit losses. During the quarter ended June 30, 2021, the Company partially recovered a portion of the provision for credit losses incurred in the quarter ended March 31, 2020, due to improvements in the outlook for unemployment ranges utilized by the Company and partial adjustments to other qualitative and other factors. As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a recovery of credit losses of $2.4 million during the six months ended June 30, 2021, compared to a provision for credit losses of $9.2 million for the comparable period in 2020.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of June 30, 2021 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Credit Losses

An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	Six months ended June 30,		Year ended December 31,
	2021	2020	2020
Balance at beginning of period	$24,549	$11,589	$11,589
Charge-offs:
Commercial and industrial	(245)	(77)	(843)
Commercial real estate	(1,719)	(422)	(1,113)
Residential real estate	(179)	(859)	(1,250)
Home equity	(72)	(206)	(420)
Consumer	(226)	(91)	(192)
DDA overdrafts	(883)	(1,162)	(2,345)
Total charge-offs	(3,324)	(2,817)	(6,163)
Recoveries:
Commercial and industrial	71	14	91
Commercial real estate	179	331	525
Residential real estate	91	103	184
Home equity	26	56	136
Consumer	143	141	238
DDA overdrafts	721	800	1,467
Total recoveries	1,231	1,445	2,641
Net charge-offs	(2,093)	(1,372)	(3,522)
Impact of adopting CECL	—	5,760	5,760
(Recovery of) provision for credit losses	(2,440)	9,222	10,722
Balance at end of period	$20,016	$25,199	$24,549
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.12%	0.08%	0.10%
Provision for (recovery of) credit losses (annualized)	(0.14)%	0.51%	0.29%
As a Percent of Non-Performing Loans:
Allowance for credit losses	199.28%	185.12%	200.69%
As a Percent of Total Loans:
Allowance for credit losses	0.57%	0.69%	0.68%

Table Seven
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2021	2020	2020
Commercial and industrial	$3,356	$6,266	$3,644
Commercial real estate	8,367	10,090	10,997
Residential real estate	6,791	7,323	8,093
Home equity	468	647	630
Consumer	245	120	163
DDA overdrafts	789	753	1,022
Allowance for Credit Losses	$20,016	$25,199	$24,549

The ACL decreased from $24.5 million at December 31, 2020 to $20.0 million at June 30, 2021. Below is a summary of the significant changes in the components of the ACL from December 31, 2020 to June 30, 2021.

The allowance allocated to the commercial real estate portfolio decreased from $11.0 million at December 31, 2020 to $8.4 million at June 30, 2021 due to a decline in loan balances and improvements in the outlook for employment ranges utilized by the Company.

The allowance related to the residential real estate loan portfolio decreased from $8.1 million at December 31, 2020 to $6.8 million at June 30, 2021 due to a decline in loan balances and improvements in the outlook for employment ranges utilized by the Company.

Table Eight
Non-Performing Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	June 30, 2021	June 30, 2020	December 31, 2020
Non-accrual loans with allowance for credit losses	$6,321	$10,584	$9,742
Non-accrual loans with no allowance for credit losses	3,445	$2,960	$2,490
Total non-accrual loans	9,766	13,544	12,232
Accruing loans past due 90 days or more	278	68	—
Total non-performing loans	10,044	13,612	12,232
Other real estate owned ("OREO")	1,309	3,997	1,650
Total non-performing assets	$11,353	$17,609	$13,882

Non-performing assets (as a percent of loans and OREO)	0.32%	0.48%	0.38%

Past-due loans	$7,624	$7,071	$8,888
Past-due loans (as a percentage of total loans)	0.22%	0.19%	0.25%

Table Nine
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of June 30,		December 31,
	2021	2020	2020

Commercial and industrial	$—	$—	$—

1-4 Family	117	126	121
Hotels	1,116	2,634	2,634
Multi-family	1,843	1,921	1,883
Non Residential Non-Owner Occupied	—	—	—
Non Residential Owner Occupied	—	234	—
Commercial real estate	3,076	4,915	4,638

Residential real estate	17,788	20,631	19,226
Home equity	1,920	2,138	2,001
Consumer	203	185	277
Total TDRs	$22,987	$27,869	$26,142

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 83% of the Company's total TDRs as of June 30, 2021. The average age of these TDRs was 13.4 years; the average current balance as a percentage of the original balance was 68.0%; and the average loan-to-value ratio was 63.1% as of June 30, 2021. Of the total 386 Chapter 7 related TDRs, 28 had an estimated loss exposure based on the current balance and the latest appraised value at June 30, 2021.

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

Through June 30, 2021, the Company granted deferrals of approximately $144 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of June 30, 2021, approximately $2 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of June 30, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through June 30, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of June 30, 2021, approximately $92 million of these loans related to hotel and lodging customers were still deferring, while approximately $387 million have resumed making their normal loan payment.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2021 vs. 2020
(in millions)

	Six months ended June 30,
	2021	2020	$ Change	% Change
Net investment securities gains (losses)	$0.7	$(2.1)	$2.8	133.3%
Sale of VISA shares	—	17.8	(17.8)	(100.0)
Non-interest income, excluding net investment securities gains and sale of VISA shares	33.4	32.2	1.2	3.7
Non-interest expense	59.4	57.9	1.5	2.6

Non-Interest Income: Non-interest income was $34.1 million for the six months ended June 30, 2021, as compared to $48.0 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company reported $0.7 million of unrealized fair value gains on the Company's equity securities compared to $2.1 million unrealized fair value losses on the Company's equity securities during the six months ended June 30, 2020. Also, during the six months ended June 30, 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. Excluding these items, non-interest income increased from $32.2 million for the six months ended June 30, 2020 to $33.4 million for the six months ended June 30, 2021. This increase was largely attributable to an increase of $2.4 million, or 22.1%, in bankcard revenue, that was partially offset by a decrease of $0.9 million, or 7.0%, in service charge revenue.

Non-Interest Expense: Non-interest expenses increased $1.5 million (2.6%), from $57.9 million in the first six months of 2020 to $59.4 million in the first six months of 2021 mainly due to increases in FDIC insurance expense ($0.6 million), salaries and employee benefits ($0.5 million), and bankcard expenses ($0.4 million). These increases were partially offset by a decrease in other expenses of $0.7 million.

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2021 was 20.2% compared to 20.3% for the six months ended June 30, 2020.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2021 vs. 2020
(in millions)

	Three months ended June 30,
	2021	2020	$ Change	% Change
Net investment securities gains (losses)	$0.4	$0.2	$0.2	100.0%
Non-interest income, excluding net investment securities gains	17.0	14.4	2.6	18.1%
Non-interest expense	29.6	28.5	1.1	3.9%

Non-Interest Income: Non-interest income was $17.4 million for the second quarter of 2021 as compared to $14.6 million for the second quarter of 2020. During the second quarter of 2021, the Company reported $0.4 million of unrealized fair value gains on the Company’s equity securities compared to $0.2 million of unrealized fair value gains on the Company’s equity securities in the second quarter of 2020. Exclusive of these gains, non-interest income increased from $14.4 million for the second quarter of 2020 to $17.0 million for the second quarter of 2021. This increase was primarily due to higher bankcard revenue ($1.3 million, or 22.6%) and service charges ($1.0 million, or 19.2%). For the second consecutive quarter, bankcard revenues of $7.2 million for the quarter ended June 30, 2021 established a new quarterly high for the Company as customer spending via their debit cards continued to increase.

Non-Interest Expense: Non-interest expenses increased $1.1 million (3.9%), from $28.5 million in the second quarter of 2020 to $29.6 million in the second quarter of 2021. This increase was largely due to increased salary and employee benefits of $0.7 million, bankcard expenses of $0.2 million, and FDIC insurance expense of $0.2 million. Salary and employee benefits increased due to an uptick in health insurance and customary salary increases. Bankcard expenses increased due to higher activity, while the increase in FDIC insurance expense reflects a credit utilized in the quarter ended June 30, 2020.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2021 was 20.3% compared to 20.6% for the three months ended June 30, 2020.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
June 30, 2021
+400	4.25%	+17.6%
+300	3.25	+17.6
+200	2.25	+15.0
+100	1.25	+9.6

December 31, 2020
+400	4.25%	+22.1%
+300	3.25	+21.5
+200	2.25	+17.9
+100	1.25	+12.0

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2021, City National could pay dividends up to $64.4 million plus net profits for the remainder of 2021, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $36.0 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2021.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.2 million of additional cash over the next 12 months. As of June 30, 2021, City Holding reported a cash balance of $7.5 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2021, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2021, City National has the capacity to borrow $2.0 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 59.4% as of June 30, 2021 and deposit balances fund 81.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.37 billion at June 30, 2021, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $311.3 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 61.8% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $40.3 million of cash from operating activities during the first six months of 2021, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $85.8 million of cash in investing activities during the first six months of 2021, primarily due to purchases of securities available-for-sale of $316.5 million. This decrease was partially offset by proceeds from maturities and calls of securities available-for-sale of $136.6 million and a net decrease in loans of $92.3 million. The Company generated $126.7 million of cash in financing activities during the first six months of 2021, principally as a result of increases in non-interest-bearing deposits of $102.9 million, interest-bearing deposits of $49.5 million, and short-term borrowings of $15.4 million. These increases were partially offset by purchases of treasury stock of $22.8 million and dividends paid to the Company's common stockholders of $18.4 million.

Capital Resources

Shareholders' equity decreased $5.6 million for the six months ended June 30, 2021 due to the repurchase of 292,016 common shares at a weighted average price of $78.22 per share ($22.8 million) as part of a one million share repurchase plan authorized by the Board of Directors in March 2021, cash dividends declared of $18.4 million, and other comprehensive loss of $8.7 million. These decreases were partially offset by net income of $42.0 million and stock based related compensation expense of $1.8 million.

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

June 30, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$561,317	16.4%	$239,572	7.0%	$222,460	6.5%
City National Bank	503,675	14.8%	237,965	7.0%	220,968	6.5%
Tier I Capital
City Holding Company	561,317	16.4%	290,909	8.5%	273,797	8.0%
City National Bank	503,675	14.8%	288,958	8.5%	271,960	8.0%
Total Capital
City Holding Company	577,543	16.9%	359,358	10.5%	342,246	10.0%
City National Bank	519,901	15.3%	356,948	10.5%	339,950	10.0%
Tier I Leverage Ratio
City Holding Company	561,317	9.7%	231,581	4.0%	289,476	5.0%
City National Bank	503,675	8.8%	228,905	4.0%	286,132	5.0%

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier I Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier I Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

As of June 30, 2021, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2021, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in February 2019. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2021:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1 - April 30, 2021	55,000	$79.83	55,000	945,000
May 1 - May 31, 2021	74,185	79.22	129,185	870,815
June 1 - June 30, 2021	87,721	77.67	216,906	783,094

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

	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck.
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner.
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck.
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner.
	101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
	104	Cover Page Interative Data file (formatted as inline XBRL and contained in Exhibit 101).
*	* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Date: August 5, 2021