Form 10-Q
period 2021-09-30
CITY HOLDING CO
filed 2021-11-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The registrant had outstanding 15,118,194 shares of common stock as of November 1, 2021.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$103,841	$77,412
Interest-bearing deposits in depository institutions	535,708	451,247
Cash and Cash Equivalents	639,549	528,659

Investment securities available for sale, at fair value	1,372,077	1,176,797
Other securities	25,497	29,364
Total Investment Securities	1,397,574	1,206,161

Gross loans	3,521,925	3,622,119
Allowance for credit losses	(18,751)	(24,549)
Net Loans	3,503,174	3,597,570

Bank owned life insurance	120,238	118,243
Premises and equipment, net	75,156	76,925
Accrued interest receivable	16,224	15,793
Net deferred tax assets	90	—
Goodwill and other intangible assets, net	117,489	118,592
Other assets	82,419	96,697
Total Assets	$5,951,913	$5,758,640

Liabilities
Deposits:
Noninterest-bearing	$1,311,464	$1,176,990
Interest-bearing:
Demand deposits	1,139,033	1,027,201
Savings deposits	1,332,910	1,188,003
Time deposits	1,104,069	1,260,022
Total Deposits	4,887,476	4,652,216

Short-term borrowings:
Securities sold under agreements to repurchase	296,642	295,956
Net deferred tax liability	—	3,202
Other liabilities	90,499	106,160
Total Liabilities	5,274,617	5,057,534

Commitments and contingencies - see Note H

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2021 and December 31, 2020, less 3,855,971 and 3,280,040 shares in treasury, respectively	47,619	47,619
Capital surplus	170,300	171,304
Retained earnings	627,463	589,988
Cost of common stock in treasury	(183,303)	(139,038)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale	20,878	36,894
Underfunded pension liability	(5,661)	(5,661)
Total Accumulated Other Comprehensive Income	15,217	31,233
Total Shareholders’ Equity	677,296	701,106
Total Liabilities and Shareholders’ Equity	$5,951,913	$5,758,640
See notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Interest and fees on loans	$33,961	$35,761	$101,399	$114,813
Interest and dividends on investment securities:
Taxable	6,144	6,266	17,318	17,855
Tax-exempt	1,257	1,132	3,801	2,659
Interest on deposits in depository institutions	196	72	476	432
Total Interest Income	41,558	43,231	122,994	135,759

Interest Expense
Interest on deposits	1,955	5,123	7,695	18,324
Interest on short-term borrowings	115	131	357	873
Interest on long-term debt	—	—	—	100
Total Interest Expense	2,070	5,254	8,052	19,297
Net Interest Income	39,488	37,977	114,942	116,462
(Recovery of) provision for credit losses	(725)	1,026	(3,165)	10,248
Net Interest Income After (Recovery of) Provision for Credit Losses	40,213	36,951	118,107	106,214

Non-Interest Income
Gains on sale of investment securities, net	—	—	312	56
Unrealized gains (losses) recognized on equity securities still held	93	461	452	(1,698)
Service charges	6,706	6,295	18,482	18,962
Bankcard revenue	6,791	6,065	20,225	17,068
Trust and investment management fee income	2,172	1,844	6,217	5,574
Bank owned life insurance	747	1,088	3,147	3,611
Sale of VISA shares	—	—	—	17,837
Other income	1,438	1,232	3,190	3,550
Total Non-Interest Income	17,947	16,985	52,025	64,960

Non-Interest Expense
Salaries and employee benefits	15,321	15,361	46,551	46,085
Occupancy related expense	2,507	2,428	7,654	7,318
Equipment and software related expense	2,554	2,607	7,753	7,540
FDIC insurance expense	396	355	1,183	522
Advertising	804	462	2,509	2,238
Bankcard expenses	1,549	1,517	4,879	4,450
Postage, delivery, and statement mailings	573	513	1,733	1,721
Office supplies	406	396	1,169	1,143
Legal and professional fees	610	548	1,874	1,738
Telecommunications	790	547	2,156	1,589
Repossessed asset (gains) losses, net of expenses	(108)	39	(28)	313
Other expenses	3,776	3,939	11,128	11,992
Total Non-Interest Expense	29,178	28,712	88,561	86,649
Income Before Income Taxes	28,982	25,224	81,571	84,525
Income tax expense	6,250	5,098	16,877	17,151
Net Income Available to Common Shareholders	$22,732	$20,126	$64,694	$67,374

Average shares outstanding, basic	15,279	15,950	15,501	16,065
Effect of dilutive securities	23	20	25	19
Average shares outstanding, diluted	15,302	15,970	15,526	16,084

Basic earnings per common share	$1.47	$1.25	$4.13	$4.15
Diluted earnings per common share	$1.47	$1.25	$4.13	$4.15

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income available to common shareholders	$22,732	$20,126	$64,694	$67,374

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(9,666)	(703)	(20,752)	30,662
Reclassification adjustment for gains	—	—	(312)	(56)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	—	1,562
Other comprehensive (loss) income before income taxes	(9,666)	(703)	(21,064)	32,168
Tax effect	2,317	164	5,048	(7,518)
Other comprehensive (loss) income, net of tax	(7,349)	(539)	(16,016)	24,650

Comprehensive Income, Net of Tax	$15,383	$19,587	$48,678	$92,024

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2021 and 2020
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 30, 2020	$47,619	$169,881	$565,804	$(120,583)	$31,029	$693,750
Net income	—	—	20,126	—	—	20,126
Other comprehensive loss	—	—	—	—	(539)	(539)
Cash dividends declared ($0.57 per share)	—	—	(9,029)	—	—	(9,029)
Stock-based compensation expense	—	753	—	—	—	753
Restricted awards granted	—	(93)	—	93	—	—
Exercise of 755 stock options	—	(15)	—	49	—	34
Purchase of 230,861 treasury shares	—	—	—	(13,736)	—	(13,736)
Balance at September 30, 2020	$47,619	$170,526	$576,901	$(134,177)	$30,490	$691,359

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 30, 2021	$47,619	$169,674	$613,553	$(157,936)	$22,566	$695,476
Net income	—	—	22,732	—	—	22,732
Other comprehensive loss	—	—	—	—	(7,349)	(7,349)
Cash dividends declared ($0.58 per share)	—	—	(8,822)	—	—	(8,822)
Stock-based compensation expense	—	652	—	—	—	652
Restricted awards granted	—	—	—	—	—	—
Exercise of 1,408 stock options	—	(26)	—	111	—	85
Purchase of 336,793 treasury shares	—	—	—	(25,478)	—	(25,478)
Balance at September 30, 2021	$47,619	$170,300	$627,463	$(183,303)	$15,217	$677,296

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2021 and 2020
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Cumulative change in accounting principle	—	—	(2,335)	—	—	(2,335)
Balance at January 1, 2020	47,619	170,309	536,918	(105,038)	5,840	655,648
Net income	—	—	67,374	—	—	67,374
Other comprehensive income	—	—	—	—	24,650	24,650
Cash dividends declared ($1.71 per share)	—	—	(27,391)	—	—	(27,391)
Stock-based compensation expense	—	2,455	—	—	—	2,455
Restricted awards granted	—	(2,126)	—	2,126	—	—
Exercise of 4,921 stock options	—	(112)	—	335	—	223
Purchase of 491,998 treasury shares	—	—	—	(31,600)	—	(31,600)
Balance at September 30, 2020	$47,619	$170,526	$576,901	$(134,177)	$30,490	$691,359

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	64,694	—	—	64,694
Other comprehensive loss	—	—	—	—	(16,016)	(16,016)
Cash dividends declared ($1.74 per share)	—	—	(27,219)	—	—	(27,219)
Stock-based compensation expense	—	2,430	—	—	—	2,430
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 13,098 stock options	—	(1,574)	—	2,196	—	622
Purchase of 628,809 treasury shares	—	—	—	(48,321)	—	(48,321)
Balance at September 30, 2021	$47,619	$170,300	$627,463	$(183,303)	$15,217	$677,296

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2021	2020
Net income	$64,694	$67,374
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	6,225	2,911
(Recovery of) provision for credit losses	(3,165)	10,248
Depreciation of premises and equipment	4,373	4,285
Deferred income tax expense	1,805	1,035
Net periodic employee benefit cost	443	542
Pension contributions	(1,000)	(450)
Unrealized and realized investment securities (gains) losses, net	(763)	1,642
Gain from the sale of VISA shares	—	(17,837)
Stock-compensation expense	2,430	2,455
Excess tax benefit from stock-compensation expense	(397)	(160)
Increase in value of bank-owned life insurance	(3,147)	(3,611)
Loans held for sale
Loans originated for sale	(28,601)	(19,345)
Proceeds from the sale of loans originated for sale	28,591	19,790
Gain on sale of loans	(271)	(277)
Change in accrued interest receivable	(431)	(5,058)
Change in other assets	(6,486)	(14,550)
Change in other liabilities	9,393	13,398
Net Cash Provided by Operating Activities	73,693	62,392

Net decrease (increase) in loans	99,342	(45,316)
Securities available-for-sale
Purchases	(438,625)	(393,932)
Proceeds from sales	—	28,548
Proceeds from maturities and calls	213,579	96,021
Other investments
Purchases	(116)	(2,173)
Proceeds from sales	4,756	2,386
Proceeds from the sale of VISA shares	—	17,837
Purchases of premises and equipment	(2,931)	(4,351)
Proceeds from the disposals of premises and equipment	367	134
Proceeds from the disposition of assets held-for-sale	—	440
Proceeds from bank-owned life insurance policies	2,148	1,940
Payments for low income housing tax credits	(1,692)	(807)
Net Cash Used in Investing Activities	(123,172)	(299,273)

Net increase in non-interest-bearing deposits	134,474	256,223
Net increase in interest-bearing deposits	100,931	88,425
Net increase in short-term borrowings	686	68,611
Repayment of long-term debt	—	(4,124)
Purchases of treasury stock	(48,321)	(31,600)
Proceeds from exercise of stock options	622	223
Lease payments	(632)	(652)
Dividends paid	(27,391)	(27,651)
Net Cash Provided by Financing Activities	160,369	349,455
Increase in Cash and Cash Equivalents	110,890	112,574
Cash and cash equivalents at beginning of period	528,659	140,144
Cash and Cash Equivalents at End of Period	$639,549	$252,718

Supplemental Cash Flow Information:
Cash paid for interest	$9,111	$20,491
Cash paid for income taxes	14,400	21,975

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2021. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B -     Recent Accounting Pronouncements

Recently Adopted:

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index will be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. Management has reviewed all contracts, identified those that will be affected, and is continuing to review probable replacements for LIBOR.

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

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$267,923	$7,750	$589	$275,084	$266,483	$11,467	$139	$277,811
Mortgage-backed securities:
U.S. government agencies	1,038,806	20,906	5,289	1,054,423	815,682	34,807	105	850,384
Private label	8,864	701	—	9,565	9,976	916	—	10,892
Trust preferred securities	4,567	—	118	4,449	4,557	—	457	4,100
Corporate securities	27,337	1,221	2	28,556	31,465	2,146	1	33,610
Total Securities Available-for-Sale	$1,347,497	$30,578	$5,998	$1,372,077	$1,128,163	$49,336	$702	$1,176,797

The Company's other investment securities include marketable, non-marketable equity securities and certificates of deposits held for investment. At September 30, 2021 and December 31, 2020, the Company held $9.2 million and $11.8 million in marketable equity securities, respectively. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Included within this portfolio are ownership positions in community bank holding companies including Eagle Financial Services, Inc. (EFSI) (1.5%). Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2021 and December 31, 2020, the Company held $15.3 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At September 30, 2021 and December 31, 2020, the Company held $1.0 million and $2.0 million, respectively, in certificates of deposits held for investment.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At September 30, 2021 and December 31, 2020 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2021 and December 31, 2020.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$58,991	$516	$2,410	$73	$61,401	$589
Mortgage-backed securities:
U.S. Government agencies	515,972	5,281	23,296	8	539,268	5,289
Trust preferred securities	—	—	4,449	118	4,449	118
Corporate securities	998	2	—	—	998	2
Total available-for-sale	$575,961	$5,799	$30,155	$199	$606,116	$5,998

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$10,578	$139	$—	$—	$10,578	$139
Mortgage-backed securities:
U.S. Government agencies	62,412	105	35	—	62,447	105
Trust preferred securities	—	—	4,100	457	4,100	457
Corporate securities	488	1	—	—	488	1
Total available-for-sale	$73,478	$245	$4,135	$457	$77,613	$702

The Company incurred no credit-related investment impairment losses in either the nine months ended September 30, 2021 or September 30, 2020.

As of September 30, 2021, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2021, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the nine months ended September 30, 2021 and 2020, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at September 30, 2021, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$3,829	$3,888
Due after one year through five years	42,608	44,755
Due after five years through ten years	248,098	259,506
Due after ten years	1,052,962	1,063,928
Total	$1,347,497	$1,372,077

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross realized gains on securities sold	$—	$—	$312	$133
Gross realized losses on securities sold	—	—	—	(77)
Net investment security gains (losses)	$—	$—	$312	$56

Gross unrealized gains recognized on equity securities still held	$100	$461	$481	$170
Gross unrealized losses recognized on equity securities still held	(7)	—	(29)	(1,868)
Net unrealized gains (losses) recognized on equity securities still held	$93	$461	$452	$(1,698)

During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company's balance sheet was $0, as the Company had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $691 million and $644 million at September 30, 2021 and December 31, 2020, respectively.

Note D –Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2021	December 31, 2020
Commercial and industrial	$353,046	$372,989

1-4 Family	108,913	109,812
Hotels	297,341	294,464
Multi-family	215,307	215,671
Non Residential Non-Owner Occupied	664,365	641,351
Non Residential Owner Occupied	205,579	213,484
Commercial real estate	1,491,505	1,474,782

Residential real estate	1,506,572	1,587,694
Home equity	124,806	136,469
Consumer	43,296	47,688
Demand deposit account (DDA) overdrafts	2,700	2,497
Gross loans	3,521,925	3,622,119
Allowance for credit losses	(18,751)	(24,549)
Net loans	$3,503,174	$3,597,570

Construction loans included in:
Commercial real estate	$19,360	$40,449
Residential real estate	19,059	27,078

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

Paycheck Protection Program

The Company originated loans to its customers under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness, are fully guaranteed by the SBA. Through September 30, 2021, the Company has funded approximately $136 million of SBA-approved PPP loans to over 2,500 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of September 30, 2021, has received forgiveness proceeds of approximately $110 million.

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three and nine months ended September 30, 2021 and 2020 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Commercial and	Commercial	Residential			DDA
	Industrial	Real Estate	Real Estate	Home Equity	Consumer	Overdrafts	Total
Nine months ended September 30, 2021
Beginning balance	$3,644	$10,997	$8,093	$630	$163	$1,022	$24,549
Charge-offs	(245)	(2,111)	(197)	(119)	(229)	(1,516)	(4,417)
Recoveries	140	197	120	84	215	1,028	1,784
(Recovery of) provision for credit losses	(177)	(1,281)	(2,042)	(123)	1	457	(3,165)
Ending balance	$3,362	$7,802	$5,974	$472	$150	$991	$18,751

Nine months ended September 30, 2020
Beginning balance	$2,059	$2,606	$3,448	$1,187	$975	$1,314	11,589
Impact of adopting CECL	1,715	3,254	2,139	(598)	(810)	60	5,760
Charge-offs	(834)	(497)	(1,111)	(332)	(165)	(1,716)	(4,655)
Recoveries	17	375	127	89	183	1,134	1,925
Provision for (recovery of) credit losses	802	5,265	3,677	323	77	104	10,248
Ending balance	$3,759	$11,003	$8,280	$669	$260	$896	$24,867

Three months ended September 30, 2021
Beginning balance	$3,356	$8,367	$6,791	$535	$178	$789	$20,016
Charge-offs	—	(392)	(18)	(47)	(3)	(633)	(1,093)
Recoveries	69	18	29	58	72	307	553
(Recovery of) provision for credit losses	(63)	(191)	(828)	(74)	(97)	528	(725)
Ending balance	$3,362	$7,802	$5,974	$472	$150	$991	$18,751

Three months ended September 30, 2020
Beginning Balance	$6,266	$10,090	$7,323	$647	$120	$753	25,199
Charge-offs	(757)	(75)	(252)	(126)	(74)	(554)	(1,838)
Recoveries	3	44	24	33	42	334	480
(Recovery of) provision for credit losses	(1,753)	944	1,185	115	172	363	1,026
	$3,759	$11,003	$8,280	$669	$260	$896	$24,867

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. The provision for credit losses recorded during the nine months ended September 30, 2021 reflects the expected economic impact from the COVID-19 pandemic. As a result of COVID-19, expected unemployment ranges significantly increased during the quarter ended March 31, 2020 and resulted in an increase in the Company's provision for credit losses. During the quarter ended September 30, 2021, the Company partially recovered a portion of the provision for credit losses incurred in the quarter ended March 31, 2020, due to adjustments to qualitative and other factors.

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

Non-Performing Loans

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2021 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$172	$359	$127

1-4 Family	—	1,539	—
Hotels	—	113	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	686	—
Non Residential Owner Occupied	616	401	—
Commercial Real Estate	616	2,739	—

Residential Real Estate	76	3,558	—
Home Equity	—	67	—
Consumer	—	—	—
Total	$864	$6,723	$127

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

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the nine months ended September 30, 2021 and 2020.

The following table presents the amortized cost basis of individually evaluated impaired collateral-dependent loans as of September 30, 2021 and December 31, 2020 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	September 30, 2021		December 31, 2020
	Secured by		Secured by
	Real Estate	Equipment	Real Estate	Equipment
Commercial and industrial	$172	$—	$173	$—

1-4 Family	—	—	—	—
Hotels	—	—	2,837	—
Multi-family	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—
Non Residential Owner Occupied	616	—	2,296	—
Commercial real estate	616	—	5,133	—
Total	$788	$—	$5,306	$—

     The Company would have recognized less than $0.3 million of interest income during each of the nine months ended September 30, 2021 and 2020, respectively, if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or impaired loans at September 30, 2021.

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

The following tables present the aging of the amortized cost basis in past-due loans as of September 30, 2021 and December 31, 2020 by class of loan (in thousands):

	September 30, 2021
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$122	$206	$127	$455	$352,060	$531	$353,046

1-4 Family	163	—	—	163	107,211	1,539	108,913
Hotels	—	—	—	—	297,228	113	297,341
Multi-family	—	—	—	—	215,307	—	215,307
Non Residential Non-Owner Occupied	278	—	—	278	663,401	686	664,365
Non Residential Owner Occupied	—	—	—	—	204,562	1,017	205,579
Commercial real estate	441	—	—	441	1,487,709	3,355	1,491,505

Residential real estate	4,655	603	—	5,258	1,497,680	3,634	1,506,572
Home Equity	646	41	—	687	124,052	67	124,806
Consumer	36	—	—	36	43,260	—	43,296
Overdrafts	389	1	—	390	2,310	—	2,700
Total	$6,289	$851	$127	$7,267	$3,507,071	$7,587	$3,521,925

	December 31, 2020
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$1,213	$27	$—	$1,240	$370,981	$768	$372,989

1-4 Family	484	—	—	484	107,272	2,056	109,812
Hotels	—	—	—	—	291,513	2,951	294,464
Multi-family	—	—	—	—	215,671	—	215,671
Non Residential Non-Owner Occupied	119	—	—	119	640,724	508	641,351
Non Residential Owner Occupied	22	—	—	22	210,576	2,886	213,484
Commercial real estate	625	—	—	625	1,465,756	8,401	1,474,782

Residential real estate	5,177	816	—	5,993	1,578,733	2,968	1,587,694
Home Equity	575	—	—	575	135,799	95	136,469
Consumer	63	50	—	113	47,575	—	47,688
Overdrafts	334	7	—	341	2,156	—	2,497
Total	$7,987	$900	$—	$8,887	$3,601,000	$12,232	$3,622,119

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

The following table sets forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	September 30, 2021	December 31, 2020
Commercial and industrial	$430	$—

1-4 Family	114	121
Hotels	—	2,634
Multi-family	1,823	1,883
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	1,937	4,638

Residential real estate	16,910	19,226
Home equity	1,822	2,001
Consumer	221	277
Total	$21,320	$26,142

The Company has allocated $0.3 million and $1.6 million of the allowance for credit losses for these loans as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the nine months ended
September 30, 2021 and 2020, respectively (dollars in thousands):

	September 30, 2021			September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	1	$430	$430	—	$—	$—

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	2	147	147	11	767	767
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$577	$577	11	$767	$767

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the nine months ended September 30, 2021 and 2020 and resulted in no charge-offs during those same time periods.

The Company had one TDR that had a partial charge-off of $2.1 million during 2021, and no significant TDRs that subsequently defaulted in 2020.

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

Through September 30, 2021, the Company granted deferrals of approximately $143 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2021, approximately $3 million of these loans were still deferring, while approximately $140 million have resumed making their normal loan payment. As of September 30, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through September 30, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of September 30, 2021, approximately $15 million of these loans related to hotel and lodging customers were still deferring, while approximately $464 million have resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2021 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial and industrial
Pass	$61,519	$89,038	$44,485	$50,912	$25,374	$10,874	$59,756	$341,958
Special mention	5	498	18	—	34	—	3,301	3,856
Substandard	326	1,568	1,647	771	500	1,742	678	7,232
Total	$61,850	$91,104	$46,150	$51,683	$25,908	$12,616	$63,735	$353,046

Commercial real estate -
1-4 Family
Pass	$20,387	$17,710	$11,559	$6,565	$4,532	$30,805	$12,389	$103,947
Special mention	—	123	—	—	—	567	—	690
Substandard	—	279	164	—	731	3,102	—	4,276
Total	$20,387	$18,112	$11,723	$6,565	$5,263	$34,474	$12,389	$108,913

Commercial real estate -
Hotels
Pass	$17,312	$16,395	$85,677	$25,949	$41,091	$48,086	$310	$234,820
Special mention	108	—	8,879	—	—	8,574	—	17,561
Substandard	447	140	15,413	—	6,415	22,545	—	44,960
Total	$17,867	$16,535	$109,969	$25,949	$47,506	$79,205	$310	$297,341

Commercial real estate -
Multi-family
Pass	$12,520	$79,365	$54,466	$2,283	$19,969	$44,585	$228	$213,416
Special mention	—	—	1,823	—	—	—	—	1,823
Substandard	—	—	—	—	—	68	—	68
Total	$12,520	$79,365	$56,289	$2,283	$19,969	$44,653	$228	$215,307

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$118,117	$144,842	$87,077	$105,262	$47,391	$143,752	$9,438	$655,879
Special mention	121	186	189	260	278	140	—	1,174
Substandard	897	21	1,374	2,209	26	2,785	—	7,312
Total	$119,135	$145,049	$88,640	$107,731	$47,695	$146,677	$9,438	$664,365

Commercial real estate -
Non Residential Owner Occupied
Pass	$40,868	$27,610	$22,779	$23,067	$15,657	$42,595	$2,385	$174,961
Special mention	—	30	2,784	45	322	2,322	—	5,503
Substandard	201	115	6,169	656	6,911	10,244	819	25,115
Total	$41,069	$27,755	$31,732	$23,768	$22,890	$55,161	$3,204	$205,579

Commercial real estate -
Total
Pass	$209,204	$285,922	$261,558	$163,126	$128,640	$309,823	$24,750	$1,383,023
Special mention	229	339	13,675	305	600	11,603	—	26,751
Substandard	1,545	555	23,120	2,865	14,083	38,744	819	81,731
Total	$210,978	$286,816	$298,353	$166,296	$143,323	$360,170	$25,569	$1,491,505

Residential real estate
Performing	$253,552	$347,418	$170,373	$120,438	$97,805	$410,803	$102,549	$1,502,938
Non-performing	—	—	233	698	162	861	1,680	3,634
Total	$253,552	$347,418	$170,606	$121,136	$97,967	$411,664	$104,229	$1,506,572

Home equity
Performing	$6,936	$7,221	$4,226	$3,550	$1,479	$9,040	$92,287	$124,739
Non-performing	—	—	—	—	—	—	67	67
Total	$6,936	$7,221	$4,226	$3,550	$1,479	$9,040	$92,354	$124,806

Consumer
Performing	$11,208	$11,091	$9,794	$5,794	$1,671	$2,088	$1,650	$43,296
Non-performing	—	—	—	—	—	—	—	—
Total	$11,208	$11,091	$9,794	$5,794	$1,671	$2,088	$1,650	$43,296

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$123,920	$51,972	$59,152	$30,440	$16,673	$6,942	$75,018	$364,117
Special mention	72	27	13	47	—	433	508	1,100
Substandard	783	1,553	918	589	268	1,733	1,928	7,772
Total	$124,775	$53,552	$60,083	$31,076	$16,941	$9,108	$77,454	$372,989

Commercial real estate -
1-4 Family
Pass	$19,970	$17,540	$8,217	$7,444	$6,158	$33,075	$10,274	$102,678
Special mention	192	—	—	—	159	753	—	1,104
Substandard	119	343	—	863	102	4,603	—	6,030
Total	$20,281	$17,883	$8,217	$8,307	$6,419	$38,431	$10,274	$109,812

Commercial real estate -
Hotels
Pass	$23,886	$95,269	$26,206	$42,593	$21,490	$43,686	$—	$253,130
Substandard	343	15,412	—	6,750	4,465	14,364	—	41,334
Total	$24,229	$110,681	$26,206	$49,343	$25,955	$58,050	$—	$294,464

Commercial real estate -
Multi-family
Pass	$81,127	$56,371	$2,688	$20,730	$23,873	$27,009	$1,363	$213,161
Special mention	—	1,883	551	—	—	—	—	2,434
Substandard	—	—	—	—	—	76	—	76
Total	$81,127	$58,254	$3,239	$20,730	$23,873	$27,085	$1,363	$215,671

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$155,937	$101,011	$115,524	$51,329	$76,219	$125,349	$8,825	$634,194
Special mention	16	504	592	37	—	147	—	1,296
Substandard	580	1,385	1,159	52	1,187	1,338	160	5,861
Total	$156,533	$102,900	$117,275	$51,418	$77,406	$126,834	$8,985	$641,351

Commercial real estate -
Non Residential Owner Occupied
Pass	$31,443	$26,685	$26,403	$20,582	$20,032	$50,988	$5,098	$181,231
Special mention	234	2,901	53	90	—	2,470	—	5,748
Substandard	117	5,084	696	6,069	3,820	10,557	162	26,505
Total	$31,794	$34,670	$27,152	$26,741	$23,852	$64,015	$5,260	$213,484

Commercial real estate -
Total
Pass	$312,363	$296,876	$179,038	$142,678	$147,772	$280,107	$25,560	$1,384,394
Special mention	442	5,288	1,196	127	159	3,370	—	10,582
Substandard	1,159	22,224	1,855	13,734	9,574	30,938	322	79,806
Total	$313,964	$324,388	$182,089	$156,539	$157,505	$314,415	$25,882	$1,474,782

Residential real estate
Performing	$407,135	$233,709	$176,523	$134,425	$102,828	$416,473	$113,633	$1,584,726
Non-performing	—	—	—	164	41	1,184	1,579	2,968
Total	$407,135	$233,709	$176,523	$134,589	$102,869	$417,657	$115,212	$1,587,694

Home equity
Performing	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,712	$136,374
Non-performing	—	—	—	—	—	—	95	95
Total	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,807	$136,469

Consumer
Performing	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688
Non-performing	—	—	—	—	—	—	—	—
Total	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688

Note F –Derivative Instruments

As of September 30, 2021 and December 31, 2020, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$540,737	$26,126	$647,613	$52,364
Loan interest rate swap - liabilities	139,539	3,684	37,721	562

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	149,170	3,954	37,721	562
Loan interest rate swap - liabilities	544,384	26,231	661,866	52,607

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(3,999)	$(4,615)	$(22,138)	$37,103
Other income (expense) - derivative liabilities	3,999	4,615	22,138	(37,103)
Other income (expense) - derivative liabilities	59	(20)	411	163

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $36.2 million and $68.4 million as of September 30, 2021 and December 31, 2020, respectively.

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

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $3.0 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively.

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2021, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2021		2020
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	158,554	$67.40	148,083	$62.62
Granted	43,451	76.37	38,603	67.15
Vested	(54,400)	60.69	(29,775)	47.72
Outstanding at September 30	147,605	$72.23	156,911	$66.56

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense associated with restricted shares	$717	$708	$2,192	$2,018

At period-end:			September 30, 2021
Unrecognized stock-based compensation expense associated with restricted shares			$5,704
Weighted average period (in years) in which the above amount is expected to be recognized			2.9

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2021 and 2020, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Components of net periodic cost:
Interest cost	$83	$112	$248	$336
Expected return on plan assets	(237)	(203)	(646)	(611)
Net amortization and deferral	280	272	841	817
Net Periodic Pension Cost	$126	$181	$443	$542

Note H –Commitments and Contingencies

COVID-19

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, the effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as well as financial statement related risk associated with critical accounting estimates such as the allowance for credit losses or valuation impairments on the Company's goodwill, intangible assets and deferred taxes.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2021	December 31, 2020
Commitments to extend credit:
Home equity lines	$221,442	$215,619
Commercial real estate	46,875	65,828
Other commitments	227,666	245,647
Standby letters of credit	6,026	6,460
Commercial letters of credit	153	610

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

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2021
Beginning Balance	$(5,661)	$28,227	$22,566	$(5,661)	$36,894	$31,233

Other comprehensive loss before reclassifications	—	(7,349)	(7,349)	—	(15,779)	(15,779)
Amounts reclassified from other comprehensive income	—	—	—	—	(237)	(237)
	—	(7,349)	(7,349)	—	(16,016)	(16,016)

Ending Balance	$(5,661)	$20,878	$15,217	$(5,661)	$20,878	$15,217

2020
Beginning Balance	$(6,270)	$37,299	$31,029	$(6,270)	$12,110	$5,840

Other comprehensive (loss) income before reclassifications	—	(539)	(539)	—	23,497	23,497
Amounts reclassified from other comprehensive income	—	—	—	—	(44)	(44)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	—	—	—	1,197	1,197
	—	(539)	(539)	—	24,650	24,650

Ending Balance	$(6,270)	$36,760	$30,490	$(6,270)	$36,760	$30,490

	Amounts reclassified from Other Comprehensive Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2021	2020	2021	2020	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$—	$312	$56	Gains on sale of investment securities, net
Related income tax expense	—	—	(75)	(12)	Income tax expense
Net effect on accumulated other comprehensive income	$—	$—	$237	$44

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income available to common shareholders	$22,732	$20,126	$64,694	$67,374
Less: earnings allocated to participating securities	(220)	(198)	(618)	(658)
Net earnings allocated to common shareholders	$22,512	$19,928	$64,076	$66,716

Distributed earnings allocated to common stock	$8,726	$8,944	$26,177	$26,832
Undistributed earnings allocated to common stock	13,786	10,984	37,899	39,884
Net earnings allocated to common shareholders	$22,512	$19,928	$64,076	$66,716

Average shares outstanding	15,279	15,950	15,501	16,065
Effect of dilutive securities:
Employee stock awards	23	20	25	19
Shares for diluted earnings per share	15,302	15,970	15,526	16,084

Basic earnings per share	$1.47	$1.25	$4.13	$4.15
Diluted earnings per share	$1.47	$1.25	$4.13	$4.15

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

The Company bases fair value of assets and liabilities on quoted market prices, prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.  If such information is not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty creditworthiness, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2021.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis.  Financial assets measured at fair value on a nonrecurring basis include individually evaluated loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on observable market data for both real estate collateral and non-real estate collateral.  The following table presents assets and liabilities measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$275,084	$—	$275,084	$—
Mortgage-backed securities:
U.S. Government agencies	1,054,423	—	1,054,423	—
Private label	9,565	—	5,766	3,799
Trust preferred securities	4,449	—	4,449	—
Corporate securities	28,556	—	28,556	—
Marketable equity securities	9,159	4,089	5,070	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	33,076	—	33,076	—
Financial Liabilities
Derivative liabilities	29,985	—	29,985	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$788	$—	$—	$788	$(478)
Non-Financial Assets
Other real estate owned	1,335	—	—	1,335	(2)

December 31, 2020
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$277,811	$—	$277,811	$—
Mortgage-backed securities:
U.S. Government agencies	850,384	—	850,384	—
Private label	10,892	—	6,061	4,831
Trust preferred securities	4,100	—	4,100	—
Corporate securities	33,610	—	29,606	4,004
Marketable equity securities	11,839	6,800	5,039	—
Certificates of deposit held for investment	1,992	—	1,992	—
Derivative assets	53,166	—	53,166	—
Financial Liabilities
Derivative liabilities	53,288	—	53,288	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$4,101	$—	$—	$4,101	$(1,118)
Non-Financial Assets
Other real estate owned	1,650	—	—	1,650	(292)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2021 and 2020, collateral discounts ranged from 10% to 30%. During the nine months ended September 30, 2021 and 2020, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Cash and cash equivalents	$639,549	$639,549	$639,549	$—	$—
Securities available-for-sale	1,372,077	1,372,077	—	1,368,278	3,799
Marketable equity securities	9,159	9,159	4,089	5,070	—
Net loans	3,503,174	3,422,601	—	—	3,422,601
Accrued interest receivable	16,224	16,224	16,224	—	—
Derivative assets	33,076	33,076	—	33,076	—

Liabilities:
Deposits	4,887,476	4,890,521	3,783,407	1,107,114	—
Short-term debt	296,642	296,642	—	296,642	—
Accrued interest payable	815	815	815	—	—
Derivative liabilities	29,985	29,985	—	29,985	—

December 31, 2020
Assets:
Cash and cash equivalents	$528,659	$528,659	$528,659	$—	$—
Securities available-for-sale	1,176,797	1,176,797	—	1,167,962	8,835
Marketable equity securities	11,839	11,839	6,800	5,039	—
Net loans	3,597,570	3,578,013	—	—	3,578,013
Accrued interest receivable	15,793	15,793	15,793	—	—
Derivative assets	53,166	53,166	—	53,166	—

Liabilities:
Deposits	4,652,216	4,665,905	3,392,194	1,273,711	—
Short-term debt	295,956	295,956	—	295,956	—
Accrued interest payable	1,586	1,586	1,586	—	—
Derivative liabilities	53,288	53,288	—	53,288	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic/Update

The COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities the Company serves, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report, including but not limited to:

•We addressed the safety of our branches by following recommended state mandates. During this time, we found ways to service our customers based on their needs; in person, over the phone, via digital banking access and our drive thru facilities. We adapted our delivery channels to meet our customer's needs, including opening deposit accounts and closing loans in our drive thrus.
•We provided extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days past due at March 19, 2020. Through September 30, 2021, the Company granted deferrals of approximately $143 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2021, approximately $3 million of these loans were still deferring, while approximately $140 million have resumed making their normal loan payment. Through September 30, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of September 30, 2021, approximately $15 million of these loans related to hotel and lodging customers were still deferring, while approximately $464 million have resumed making their normal loan payment.
•We chose to participate in the CARES Act Paycheck Protection Program ("PPP") that provided government guaranteed and forgivable loans to our customers. As of September 30, 2021, the Company has funded approximately $136 million of SBA-approved PPP loans to over 2,500 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of September 30, 2021, has received forgiveness proceeds of approximately $110 million.

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

Financial Summary

Nine months ended September 30, 2021 vs. 2020

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2021	2020

Net income available to common shareholders (in thousands)	$64,694	$67,374
Earnings per common share, basic	$4.13	$4.15
Earnings per common share, diluted	$4.13	$4.15
Dividend payout ratio	42.1%	41.2%
ROA*	1.47%	1.68%
ROE*	12.3%	12.9%
ROATCE*	14.8%	15.6%
Average equity to average assets ratio	11.9%	13.0%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2021 decreased $1.5 million compared to the nine months ended September 30, 2020 (see Net Interest Income). The Company recorded a recovery of credit losses of $3.2 million for the nine months ended September 30, 2021 compared to a provision for credit losses of $10.2 million for the nine months ended September 30, 2020 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $12.9 million and non-interest expense increased $1.9 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

Financial Summary

Three months ended September 30, 2021 vs. 2020

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2021	2020

Net income available to common shareholders (in thousands)	$22,732	$20,126
Earnings per common share, basic	$1.47	$1.25
Earnings per common share, diluted	$1.47	$1.25
Dividend payout ratio	39.4%	45.7%
ROA*	1.53%	1.46%
ROE*	13.1%	11.5%
ROATCE*	15.7%	13.8%
Average equity to average assets ratio	11.7%	12.7%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended September 30, 2021 increased $1.5 million compared to the three months ended September 30, 2020 (see Net Interest Income). The Company recorded a recovery of credit losses of $0.7 million for the three months ended September 30, 2021 compared to a provision for credit losses of $1.0 million for the three months ended September 30, 2020 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest

Income and Non-Interest Expense, non-interest income increased $1.0 million and non-interest expense increased $0.5 million for the three months ended September 30, 2021 from the three months ended September 30, 2020.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2020 are summarized in the following table (in millions):

	September 30,	December 31,
	2021	2020	$ Change	% Change

Cash and cash equivalents	$639.5	$528.7	$110.8	21.0%
Investment securities	1,397.6	1,206.2	191.4	15.9%
Gross loans	3,521.9	3,622.1	(100.2)	(2.8)%

Total deposits	4,887.5	4,652.2	235.3	5.1%

Cash and cash equivalents increased $111 million (21.0%) from December 31, 2020 to $640 million at September 30, 2021, due to an increase in deposit balances primarily as a result of the third round of Economic Income Payments as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and a weak loan demand environment.

Investment securities increased $191 million (15.9%) from December 31, 2020 to $1.4 billion at September 30, 2021, due to the increase in deposit balances and a weak loan demand environment.

Gross loans decreased $100 million (2.8%) from December 31, 2020 to $3.52 billion at September 30, 2021. PPP loans decreased $29 million from December 31, 2020, as loans forgiven of $76 million were partially offset by the Company’s participation in the second round of the PPP lending ($47 million). Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans decreased $71.0 million, (2.0%), from December 31, 2020 to $3.50 billion at September 30, 2021. Residential real estate loans decreased $81.1 million (5.1%); home equity loans decreased $11.7 million (8.6%); consumer loans decreased $4.4 million (9.2%); commercial real estate loans increased $16.7 million (1.1%); and commercial and industrial loans increased $9.2 million (2.9%) (excluding PPP loans).

Total deposits increased $235 million (5.1%) from December 31, 2020 to $4.89 billion at September 30, 2021. This increase was largely attributable to the third round of Economic Impact Payments as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (approximately $180 million).

Net Interest Income

Nine months ended September 30, 2021 vs. 2020

The Company’s tax equivalent net interest income decreased $1.2 million, or (1.0)%, from $117.2 million for the nine months ended September 30, 2020 to $116.0 million for the nine months ended September 30, 2021. Excluding the impact of accretion from fair value adjustments, net interest income increased $0.3 million for the nine months ended September 30, 2021. Lower loan yields (41 basis points) and lower investment yields (53 basis points) decreased net interest income by $10.8 million and $5.3 million, respectively. Additionally, lower average loan volumes ($89.6 million) decreased net interest income by $3.0 million. These decreases were partially offset by an increase in average investment securities ($284 million), which increased net interest income by $6.2 million, lower rates paid on interest-bearing liabilities (45 basis points), which lowered interest expense by approximately $9.1 million and an increase in loan fees related to PPP loan forgiveness, which increased net interest income by $2.4 million. The Company’s reported net interest margin decreased from 3.22% for the nine months ended September 30, 2020 to 2.87% for the nine months ended September 30, 2021.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as decreasing deposit rates. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans and variable rate commercial real estate loans made in markets where the Company has a presence.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,669,324	$48,801	3.91%	$1,776,903	$56,827	4.27%
Commercial, financial, and agriculture(2)	1,833,744	50,044	3.65	1,810,165	55,051	4.06
Installment loans to individuals(2),(3)	50,898	2,140	5.62	56,535	2,519	5.95
Previously securitized loans(4)	***	414	***	***	415	***
Total loans	3,553,966	101,399	3.81	3,643,603	114,812	4.21
Securities:
Taxable	1,043,269	17,318	2.22	861,853	17,855	2.77
Tax-exempt(5)	243,146	4,811	2.65	140,075	3,366	3.21
Total securities	1,286,415	22,129	2.30	1,001,928	21,221	2.83
Deposits in depository institutions	562,272	474	0.11	214,912	432	0.27
Total interest-earning assets	5,402,653	124,002	3.07	4,860,443	136,465	3.75
Cash and due from banks	91,073			76,936
Bank premises and equipment	76,481			77,910
Goodwill and intangible assets	118,084			119,678
Other assets	214,872			218,695
Less: allowance for credit losses	(22,989)			(21,984)
Total assets	$5,880,174			$5,331,678

Liabilities
Interest-bearing demand deposits	$1,057,452	$373	0.05%	$898,440	$833	0.12%
Savings deposits	1,275,211	516	0.05	1,045,877	1,366	0.17
Time deposits(2)	1,181,166	6,806	0.77	1,347,013	16,125	1.60
Short-term borrowings	292,845	357	0.16	242,173	873	0.48
Long-term debt	—	—	—	1,109	100	12.04
Total interest-bearing liabilities	3,806,674	8,052	0.28	3,534,612	19,297	0.73
Noninterest-bearing demand deposits	1,289,247			1,004,144
Other liabilities	82,953			98,393
Stockholders’ equity	701,300			694,529
Total liabilities and stockholders’ equity	$5,880,174			$5,331,678
Net interest income		$115,950			$117,168
Net yield on earning assets			2.87%			3.22%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees	$2,443	$881

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2021	2020
	Residential real estate	$472	$477
	Commercial, financial and agriculture	956	2,141
	Installment loans to individuals	72	114
	Time deposits	145	466
		$1,645	$3,198

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2021 vs. 2020
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(3,437)	$(4,589)	$(8,026)
Commercial, financial, and agriculture	716	(5,723)	(5,007)
Installment loans to individuals	(251)	(128)	(379)
Previously securitized loans	—	(1)	(1)
Total loans	(2,972)	(10,441)	(13,413)
Securities:
Taxable	3,755	(4,292)	(537)
Tax-exempt(1)	2,475	(1,030)	1,445
Total securities	6,230	(5,322)	908
Deposits in depository institutions	698	(656)	42
Total interest-earning assets	$3,956	$(16,419)	$(12,463)
Interest-bearing liabilities:
Interest-bearing demand deposits	$147	$(607)	$(460)
Savings deposits	299	(1,149)	(850)
Time deposits	(1,984)	(7,335)	(9,319)
Short-term borrowings	182	(698)	(516)
Long-term debt	(100)	—	(100)
Total interest-bearing liabilities	$(1,456)	$(9,789)	$(11,245)
Net Interest Income	$5,412	$(6,630)	$(1,218)
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2021 vs. 2020

The Company’s tax equivalent net interest income increased from $38.3 million for the three months ended September 30, 2020 to $39.8 million for the three months ended September 30, 2021. Excluding the impact of accretion from fair value adjustments, net interest income increased $1.6 million for the three months ended September 30, 2021. A decrease in rates paid on interest bearing deposits (41 basis points) and an increase in average investment balances ($300.3 million) increased net interest income by $2.9 million and $2.1 million, respectively. In addition, higher loan fees, primarily related to PPP loan forgiveness, increased net interest income by $1.0 million and lower average time deposit balances ($195.9 million) increased net interest income by $0.7 million. These increases were partially offset by lower average investment yields (61 basis points), lower loan yields (18 basis points) and lower average loan balances ($126.1 million), which lowered net interest income by $2.1 million, $1.4 million, and $1.4 million, respectively. The Company’s reported net interest margin decreased from 3.02% for the three months ended September 30, 2020 to 2.89% for the three months ended September 30, 2021.
As a result of the COVID-19 crisis on March 15, 2020, the Federal Reserve cut the target range for the Fed Funds Rate to a range of 0-25 basis points, which had the impact of lowering interest rates on variable rates tied to Prime, LIBOR or Fed Funds, as well as decreasing deposit rates. The Company's loan portfolio has historically included a significant portion of adjustable rate residential mortgage loans and variable rate commercial real estate loans made in markets where the Company has a presence.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,648,921	$15,813	3.80%	$1,766,796	$17,899	4.03%
Commercial, financial, and agriculture(2)	1,836,604	17,344	3.75	1,839,939	16,910	3.66
Installment loans to individuals(2),(3)	49,972	714	5.67	54,834	804	5.83
Previously securitized loans(4)	***	91	***	***	148	***
Total loans	3,535,497	33,962	3.81	3,661,569	35,761	3.89
Securities:
Taxable	1,136,519	6,144	2.14	877,623	6,266	2.84
Tax-exempt(5)	245,551	1,590	2.57	204,178	1,433	2.79
Total securities	1,382,070	7,734	2.22	1,081,801	7,699	2.83
Deposits in depository institutions	544,843	196	0.14	304,498	72	0.09
Total interest-earning assets	5,462,410	41,892	3.04	5,047,868	43,532	3.43
Cash and due from banks	101,058			80,505
Bank premises and equipment	75,956			77,647
Goodwill and intangible assets	117,719			119,267
Other assets	220,420			229,667
Less: allowance for credit losses	(20,407)			(25,311)
Total assets	$5,957,156			$5,529,643

Liabilities
Interest-bearing demand deposits	$1,093,243	$127	0.05%	$931,152	$187	0.08%
Savings deposits	1,315,462	169	0.05	1,093,886	303	0.11
Time deposits(2)	1,126,553	1,659	0.58	1,322,423	4,633	1.39
Short-term borrowings	282,722	115	0.16	260,518	131	0.20
Total interest-bearing liabilities	3,817,980	2,070	0.22	3,607,979	5,254	0.58
Noninterest-bearing demand deposits	1,356,745			1,114,822
Other liabilities	86,263			104,084
Shareholders’ equity	696,168			702,758
Total liabilities and shareholders’ equity	$5,957,156			$5,529,643
Net interest income		$39,822			$38,278
Net yield on earning assets			2.89%			3.02%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net	$1,120	$156

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2021	2020
	Residential real estate	$154	$132
	Commercial, financial and agriculture	265	250
	Installment loans to individuals	21	38
	Time deposits	48	155
		$488	$575

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2021 vs. 2020
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(1,197)	$(889)	$(2,086)
Commercial, financial, and agriculture	(31)	465	434
Installment loans to individuals	(71)	(19)	(90)
Previously securitized loans	—	(57)	(57)
Total loans	(1,299)	(500)	(1,799)
Securities:
Taxable	1,854	(1,976)	(122)
Tax-exempt(1)	291	(134)	157
Total securities	2,145	(2,110)	35
Deposits in depository institutions	57	67	124
Total interest-earning assets	$903	$(2,543)	$(1,640)
Interest-bearing liabilities:
Interest-bearing demand deposits	$33	$(93)	$(60)
Savings deposits	62	(196)	(134)
Time deposits	(688)	(2,286)	(2,974)
Short-term borrowings	11	(27)	(16)
Total interest-bearing liabilities	$(582)	$(2,602)	$(3,184)
Net Interest Income	$1,485	$59	$1,544
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net interest income (GAAP)	$39,488	$37,977	$114,942	$116,462
Taxable equivalent adjustment	334	301	1,008	706
Net interest income, fully taxable equivalent	$39,822	$38,278	$115,950	$117,168
Less accretion income	(488)	(575)	(1,643)	(3,198)
Net interest income excluding accretion income	$39,334	$37,703	$114,307	$113,970

Equity to assets (GAAP)	11.37%	12.54%
Effect of goodwill and other intangibles, net	(1.78)	(1.93)
Tangible common equity to tangible assets	9.59%	10.61%

Return on tangible equity (GAAP)	15.7%	13.8%	14.8%	15.6%
Impact of sale of VISA shares	—	—	—	(3.1)
Return on tangible equity, excluding sale of VISA shares	15.7%	13.8%	14.8%	12.5%

Return on assets (GAAP)	1.53%	1.46%	1.47%	1.68%
Impact of sale of VISA shares	—	—	—	(0.33)
Return on assets, excluding sale of VISA shares	1.53%	1.46%	1.47%	1.35%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020
Commercial and industrial	353,046	372,989	383,980

1-4 Family	108,913	109,812	114,071
Hotels	297,341	294,464	295,989
Multi-family	215,307	215,671	214,394
Non Residential Non-Owner Occupied	664,365	641,351	628,814
Non Residential Owner Occupied	205,579	213,484	211,433
Commercial real estate	1,491,505	1,474,782	1,464,701

Residential real estate	1,506,572	1,587,694	1,621,265
Home equity	124,806	136,469	140,135
Consumer	43,296	47,688	50,541
DDA overdrafts	2,700	2,497	3,344
Total loans	$3,521,925	$3,622,119	$3,663,966

Loan balances decreased $100.2 million from December 31, 2020 to September 30, 2021.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Included in C&I loans are PPP loans of $26.3 million at September 30, 2021, which decreased $29.2 million from December 31, 2020. Excluding PPP loans, C&I loans increased $9.2 million from December 31, 2020 to September 30, 2021.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $16.7 million from December 31, 2020 to September 30, 2021. At September 30, 2021, $19.4 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $0.9 million from December 31, 2020 to September 30, 2021. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $108.9 million as of September 30, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $2.9 million from December 31, 2020 to September 30, 2021. The Hotel portfolio is comprised of all lodging establishments and totaled $297.3 million as of September 30, 2021. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $0.4 million from December 31, 2020 to September 30, 2021. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $215.3 million as of September 30, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $664.4 million at September 30, 2021 and increased $23.0 million from December 31, 2020 to September 30, 2021. Nonresidential owner-occupied commercial real estate totaled $205.6 million at September 30, 2021 and decreased $7.9 million from December 31, 2020 to September 30, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans decreased $81.1 million from December 31, 2020 to September 30, 2021.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2021, $19.1 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $11.7 million during the first nine months of 2021.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $4.4 million during the first nine months of 2021.

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

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. The provision for credit losses recorded during the nine months ended September 30, 2021 reflects the expected economic impact from the COVID-19 pandemic. As a result of COVID-19, expected unemployment ranges significantly increased during the quarter ended March 31, 2020 and resulted in an increase in the Company's provision for credit losses. During the quarter and nine months ended September 30, 2021, the Company partially recovered a portion of the provision for credit losses incurred in the quarter ended March 31, 2020, due to adjustments to qualitative and other factors. As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a recovery of credit losses of $3.2 million during the nine months ended September 30, 2021, compared to a provision for credit losses of $10.2 million for the comparable period in 2020.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2021 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Analysis of the Allowance for Credit Losses

An analysis of changes in the Company's allowance for credit losses follows (dollars in thousands):

	Nine months ended September 30,		Year ended December 31,
	2021	2020	2020
Balance at beginning of period	$24,549	$11,589	$11,589
Charge-offs:
Commercial and industrial	(245)	(834)	(843)
Commercial real estate	(2,111)	(497)	(1,113)
Residential real estate	(197)	(1,111)	(1,250)
Home equity	(119)	(332)	(420)
Consumer	(229)	(165)	(192)
DDA overdrafts	(1,516)	(1,716)	(2,345)
Total charge-offs	(4,417)	(4,655)	(6,163)
Recoveries:
Commercial and industrial	140	17	91
Commercial real estate	197	375	525
Residential real estate	120	127	184
Home equity	84	89	136
Consumer	215	183	238
DDA overdrafts	1,028	1,134	1,467
Total recoveries	1,784	1,925	2,641
Net charge-offs	(2,633)	(2,730)	(3,522)
Impact of adopting CECL	—	5,760	5,760
(Recovery of) provision for credit losses	(3,165)	10,248	10,722
Balance at end of period	$18,751	$24,867	$24,549
As a Percent of Average Total Loans:
Net charge-offs (annualized)	0.10%	0.10%	0.10%
(Recovery of) provision for credit losses (annualized)	(0.12)%	0.38%	0.29%
As a Percent of Non-Performing Loans:
Allowance for credit losses	243.08%	182.70%	200.69%
As a Percent of Total Loans:
Allowance for credit losses	0.53%	0.68%	0.68%

Table Seven
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2021	2020	2020
Commercial and industrial	$3,362	$3,759	$3,644
Commercial real estate	7,802	11,003	10,997
Residential real estate	5,974	8,280	8,093
Home equity	472	669	630
Consumer	150	260	163
DDA overdrafts	991	896	1,022
Allowance for Credit Losses	$18,751	$24,867	$24,549

The ACL decreased from $24.5 million at December 31, 2020 to $18.8 million at September 30, 2021. Below is a summary of the significant changes in the components of the ACL from December 31, 2020 to September 30, 2021.

The allowance allocated to the commercial real estate portfolio decreased from $11.0 million at December 31, 2020 to $7.8 million at September 30, 2021 due to a decline in loan balances and improvements in the outlook for employment ranges utilized by the Company.

The allowance related to the residential real estate loan portfolio decreased from $8.1 million at December 31, 2020 to $6.0 million at September 30, 2021 due to a decline in loan balances and improvements in the outlook for employment ranges utilized by the Company.

Table Eight
Non-Performing Loans

The Company's nonperforming assets and past-due loans are shown below (dollars in thousands):

	September 30, 2021	September 30, 2020	December 31, 2020
Non-accrual loans with allowance for credit losses	$6,723	$10,508	$9,742
Non-accrual loans with no allowance for credit losses	864	$2,756	$2,490
Total non-accrual loans	7,587	13,264	12,232
Accruing loans past due 90 days or more	127	345	—
Total non-performing loans	7,714	13,609	12,232
Other real estate owned ("OREO")	1,335	2,080	1,650
Total non-performing assets	$9,049	$15,689	$13,882

Non-performing assets (as a percent of loans and OREO)	0.26%	0.43%	0.38%

Past-due loans	$7,267	$7,420	$8,888
Past-due loans (as a percentage of total loans)	0.21%	0.20%	0.25%

Table Nine
Troubled Debt Restructurings ("TDRs")

The following table sets forth the Company's troubled debt restructurings ("TDRs") (in thousands):

	As of September 30,		December 31,
	2021	2020	2020

Commercial and industrial	$430	$—	$—

1-4 Family	114	123	121
Hotels	—	2,634	2,634
Multi-family	1,823	1,903	1,883
Non Residential Non-Owner Occupied	—	—	—
Non Residential Owner Occupied	—	234	—
Commercial real estate	1,937	4,894	4,638

Residential real estate	16,910	20,398	19,226
Home equity	1,822	2,100	2,001
Consumer	221	260	277
Total TDRs	$21,320	$27,652	$26,142

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

The Company's troubled debt restructurings ("TDRs") related to its borrowers who had filed for Chapter 7 bankruptcy protection make up 85% of the Company's total TDRs as of September 30, 2021. The average age of these TDRs was 13.8 years; the average current balance as a percentage of the original balance was 66.9%; and the average loan-to-value ratio was 61.9% as of September 30, 2021. Of the total 371 Chapter 7 related TDRs, 21 had an estimated loss exposure based on the current balance and the latest appraised value at September 30, 2021.

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

Through September 30, 2021, the Company granted deferrals of approximately $143 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2021, approximately $3 million of these loans were still deferring, while approximately $140 million have resumed making their normal loan payment. As of September 30, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through September 30, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of September 30, 2021, approximately $15 million of these loans related to hotel and lodging customers were still deferring, while approximately $464 million have resumed making their normal loan payment.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2021 vs. 2020
(in millions)

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Net investment securities gains (losses)	$0.8	$(1.6)	$2.4	150.0%
Sale of VISA shares	—	17.8	(17.8)	(100.0)
Non-interest income, excluding net investment securities gains and sale of VISA shares	51.3	48.8	2.5	5.1
Non-interest expense	88.6	86.6	2.0	2.3

Non-Interest Income: Non-interest income was $52.0 million for the nine months ended September 30, 2021, as compared to $65.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company reported $0.8 million of unrealized fair value gains and gains on the sale of the Company's equity securities compared to $1.6 million unrealized fair value losses on the Company's equity securities during the nine months ended September 30, 2020. Also, during the nine months ended September 30, 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. Excluding these items, non-interest income increased from $48.8 million for the nine months ended September 30, 2020 to $51.3 million for the nine months ended September 30, 2021. This increase was largely attributable to an increase of $3.2 million, or 18.5%, in bankcard revenue.

Non-Interest Expense: Non-interest expenses increased $2.0 million (2.3%), from $86.6 million in the first nine months of 2020 to $88.6 million in the first nine months of 2021 mainly due to increases in FDIC insurance expense ($0.7 million), telecommunications expense ($0.6 million), salaries and employee benefits ($0.5 million), and bankcard expenses ($0.4 million). These increases were partially offset by a decrease in other expenses of $0.9 million.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2021 was 20.7% compared to 20.3% for the nine months ended September 30, 2020.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2021 vs. 2020
(in millions)

	Three months ended September 30,
	2021	2020	$ Change	% Change
Net investment securities gains	$0.1	$0.5	$(0.4)	(80.0)%
Non-interest income, excluding net investment securities gains	17.8	16.5	1.3	7.9%
Non-interest expense	29.2	28.7	0.5	1.7%

Non-Interest Income: Non-interest income was $17.9 million for the third quarter of 2021 as compared to $17.0 million for the third quarter of 2020. During the third quarter of 2021, the Company reported $0.1 million of unrealized fair value gains on the Company’s equity securities compared to $0.5 million of unrealized fair value gains on the Company’s equity securities in the third quarter of 2020. Exclusive of these gains, non-interest income increased from $16.5 million for the third quarter of 2020 to $17.8 million for the third quarter of 2021. This increase was largely attributable to higher bankcard revenues ($0.7 million, or 12.0%) and service charges ($0.4 million, or 6.5%). In addition, trust and investment management fee income increased $0.3 million and other income increased $0.2 million from the quarter ended September 30, 2020. These increases were partially offset by a decrease in bank owned life insurance revenues due to lower death benefit proceeds ($0.3 million).

Non-Interest Expense: Non-interest expenses increased $0.5 million (1.7%), from $28.7 million in the third quarter of 2020 to $29.2 million in the third quarter of 2021. This increase was primarily due to an increase in advertising expenses of $0.3 million and telecommunication expenses of $0.2 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2021 was 21.6% compared to 20.2% for the three months ended September 30, 2020.

Risk Management

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates, underlying credit risk and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary market risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
September 30, 2021
+400	4.25%	+14.7%
+300	3.25	+15.1
+200	2.25	+13.2
+100	1.25	+8.5

December 31, 2020
+400	4.25%	+22.1%
+300	3.25	+21.5
+200	2.25	+17.9
+100	1.25	+12.0

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

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2021, City National could pay dividends up to $62.5 million plus net profits for the remainder of 2021, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $35.2 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2021.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.2 million of additional cash over the next 12 months. As of September 30, 2021, City Holding reported a cash balance of $14.6 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2021, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2021, City National has the capacity to borrow $2.0 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 58.9% as of September 30, 2021 and deposit balances fund 82.1% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.40 billion at September 30, 2021, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $296.6 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 63.6% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $73.7 million of cash from operating activities during the first nine months of 2021, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $123.2 million of cash in investing activities during the first nine months of 2021, primarily due to purchases of securities available-for-sale of $438.6 million. This decrease was partially offset by proceeds from maturities and calls of securities available-for-sale of $213.6 million and a net decrease in loans of $99.3 million. The Company generated $160.4 million of cash in financing activities during the first nine months of 2021, principally as a result of increases in non-interest-bearing deposits of $134.5 million and interest-bearing deposits of $100.9 million. These increases were partially offset by purchases of treasury stock of $48.3 million and dividends paid to the Company's common stockholders of $27.4 million.

Capital Resources

Shareholders' equity decreased $23.8 million for the nine months ended September 30, 2021 due to the repurchase of 628,809 common shares at a weighted average price of $76.85 per share ($48.3 million) as part of a one million share repurchase plan authorized by the Board of Directors in March 2021, cash dividends declared of $27.2 million, and other comprehensive loss of $16.0 million. These decreases were partially offset by net income of $64.7 million and stock based related compensation expense of $2.4 million.

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

September 30, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$550,426	16.1%	$239,191	7.0%	$222,106	6.5%
City National Bank	501,757	14.8%	237,953	7.0%	220,957	6.5%
Tier I Capital
City Holding Company	550,426	16.1%	290,447	8.5%	273,362	8.0%
City National Bank	501,757	14.8%	288,944	8.5%	271,947	8.0%
Total Capital
City Holding Company	565,712	16.6%	358,787	10.5%	341,702	10.0%
City National Bank	517,043	15.2%	356,930	10.5%	339,934	10.0%
Tier I Leverage Ratio
City Holding Company	550,426	9.5%	232,754	4.0%	290,942	5.0%
City National Bank	501,757	8.7%	230,022	4.0%	287,527	5.0%

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier I Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier I Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

As of September 30, 2021, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2021, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in February 2019. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended September 30, 2021:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 - July 31, 2021	143,293	$74.27	360,199	639,801
August 1 - August 31, 2021	91,500	78.05	451,699	548,301
September 1 - September 30, 2021	102,000	75.44	553,699	446,301

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

3(a)
Amended and Restated Articles of Incorporation of City Holding Company, as amended. (This document represents the Amended and Restated Articles of Incorporation of City Holding Company in compiled form incorporating all amendments. The compiled document has not been filed with the West Virginia Secretary of State.)

3(b)
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

Date: November 4, 2021